Form 10-Q
period 2012-06-30
RADIO ONE, INC.
filed 2012-08-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission File No. 0-25969
________________

RADIO ONE, INC.
(Exact name of registrant as specified in its charter)
________________

Delaware	52-1166660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1010 Wayne Avenue,
14th Floor
Silver Spring, Maryland 20910
(Address of principal executive offices)

(301) 429-3200
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
Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Class A Common Stock, $.001 Par Value	2,719,860
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	41,421,667

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	we are currently not in compliance with NASDAQ rules for continued listing of our Class A and Class D common shares;

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

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$105,916	$97,062	$208,958	$162,070
OPERATING EXPENSES:
Programming and technical	32,958	30,718	64,123	49,549
Selling, general and administrative, including stock-based compensation of $15 and $212, and $32 and $376, respectively	31,568	31,806	70,394	60,301
Corporate selling, general and administrative, including stock-based compensation of $31 and $987, and $58 and $1,760, respectively	9,855	8,510	19,448	16,532
Depreciation and amortization	9,742	10,238	19,427	14,321
Impairment of long-lived assets	313	—	313	—
Total operating expenses	84,436	81,272	173,705	140,703
Operating income	21,480	15,790	35,253	21,367
INTEREST INCOME	25	9	47	17
INTEREST EXPENSE	22,928	22,916	46,675	42,249
LOSS ON RETIREMENT OF DEBT	—	—	—	7,743
GAIN ON INVESTMENT IN AFFILIATED COMPANY	—	146,879	—	146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	208	—	3,287
OTHER EXPENSE, net	610	47	603	22
(Loss) income before (benefit from) provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations	(2,033)	139,923	(11,978)	121,536
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(48,491)	38,611	16,763	84,230
Net income (loss) from continuing operations	46,458	101,312	(28,741)	37,306
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	7	(45)	21	(81)
CONSOLIDATED NET INCOME (LOSS)	46,465	101,267	(28,720)	37,225
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,797	2,717	7,854	2,920
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$42,668	$98,550	$(36,574)	$34,305

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.85	$1.94	$(0.73)	$0.67
Discontinued operations, net of tax	0.00	(0.00)	0.00	(0.00)
Net income (loss) attributable to common stockholders	$0.85	$1.94	$(0.73	$0.67

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.85	$1.86	$(0.73)	$0.64
Discontinued operations, net of tax	0.00	(0.00)	0.00	(0.00)
Net income (loss) attributable to common stockholders	$0.85	$1.86	$(0.73)	$0.64

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,006,085	50,831,560	49,997,752	51,474,556
Diluted	50,124,418	52,905,060	49,997,752	53,646,473

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$46,465	$101,267	$(28,720)	$37,225
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	23	56	120	56
COMPREHENSIVE INCOME (LOSS)	46,488	101,323	(28,600)	37,281
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,797	2,717	7,854	2,920
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$42,691	98,606	(36,454)	34,361

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	As of
	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS	(In thousands, except share data)
CURRENT ASSETS:
Cash and cash equivalents	$42,760	$35,939
Short-term investments	232	761
Trade accounts receivable, net of allowance for doubtful accounts of $2,679 and $3,719, respectively	88,089	83,876
Prepaid expenses	3,499	6,934
Current portion of content assets	27,820	27,383
Other current assets	1,086	1,487
Current assets from discontinued operations	89	90
Total current assets	163,575	156,470
CONTENT ASSETS, net	44,857	38,934
PROPERTY AND EQUIPMENT, net	34,718	33,988
GOODWILL	272,037	272,037
RADIO BROADCASTING LICENSES	677,094	677,407
LAUNCH ASSETS, net	27,458	32,437
OTHER INTANGIBLE ASSETS, net	247,231	262,980
LONG-TERM INVESTMENTS	2,920	7,428
OTHER ASSETS	3,057	3,325
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,440	1,476
Total assets	$1,474,387	$1,486,482
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,107	$5,626
Accrued interest	5,928	6,703
Accrued compensation and related benefits	10,935	10,981
Current portion of content payables	18,680	20,807
Income taxes payable	926	1,794
Other current liabilities	11,284	12,227
Current portion of long-term debt	4,587	3,860
Current liabilities from discontinued operations	283	260
Total current liabilities	58,730	62,258
LONG-TERM DEBT, net of current portion and original issue discount	815,343	805,044
CONTENT PAYABLES, net of current portion	13,536	16,168
OTHER LONG-TERM LIABILITIES	19,351	18,521
DEFERRED TAX LIABILITIES	170,752	153,521
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	24	29
Total liabilities	1,077,736	1,055,541

REDEEMABLE NONCONTROLLING INTEREST	18,000	20,343

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,719,860 and 2,731,860 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,421,667 and 41,409,667 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	41	41
Accumulated other comprehensive loss	(79)	(199)
Additional paid-in capital	1,003,706	1,001,840
Accumulated deficit	(832,730)	(796,156)
Total stockholders’ equity	170,947	205,535
Noncontrolling interest	207,704	205,063
Total equity	378,651	410,598
Total liabilities, redeemable noncontrolling interest and equity	$1,474,387	$1,486,482

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTEREST
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)

BALANCE, as of December 31, 2011	$—	$3	$3	$3	$41	$(199)	$1,001,840	$(796,156)	$205,063	$410,598
Consolidated net (loss) income	—	—	—	—	—	—	—	(36,574)	8,421	(28,153)
Net change in unrealized loss on investment activities	—	—	—	—	—	120	—	—	—	120
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(5,780)	(5,780)
Conversion of 12,000 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to estimated redemption value	—	—	—	—	—	—	1,776	—	—	1,776
Stock-based compensation expense	—	—	—	—	—	—	90	—	—	90
BALANCE, as of June 30, 2012	$—	$3	$3	$3	$41	$(79)	$1,003,706	$(832,730)	$207,704	$378,651

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(28,720)	$37,225
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	19,427	14,321
Amortization of debt financing costs	1,520	2,339
Amortization of content assets	18,240	9,406
Amortization of launch assets	4,979	—
Deferred income taxes	17,231	84,230
Impairment of long-lived assets	313	—
Gain on investment in affiliated company	—	(146,879)
Equity in income of affiliated company	—	(3,287)
Stock-based compensation	90	2,136
Non-cash interest	14,235	12,391
Loss on retirement of debt	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(4,213)	(24,754)
Prepaid expenses and other assets	3,835	2,713
Other assets	268	1,925
Accounts payable	481	1,639
Accrued interest	(775)	1,804
Accrued compensation and related benefits	(46)	(128)
Income taxes payable	(868)	243
Other liabilities	1,336	(1,547)
Payments for content assets	(29,132)	(2,345)
Net cash flows (used in) provided by operating activities of discontinued operations	(19)	616
Net cash flows provided by (used in) operating activities	18,182	(209)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,712)	(3,610)
Net cash and investments acquired in connection with TV One consolidation	—	65,245
Proceeds from sales of investment securities	5,567	—
Purchases of investment securities	(530)	—
Net cash flows (used in) provided by investing activities	(1,675)	61,635
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280
Repayment of credit facility	(3,889)	(353,681)
Debt refinancing and modification costs	(17)	(5,999)
Repurchase of noncontrolling interests	—	(54,595)
Proceeds from noncontrolling interest member	—	2,776
Repurchase of common stock	—	(7,510)
Payment of dividends to noncontrolling interest members of TV One	(5,780)	—
Net cash flows used in financing activities	(9,686)	(40,729)
INCREASE IN CASH AND CASH EQUIVALENTS	6,821	20,697
CASH AND CASH EQUIVALENTS, beginning of period	35,939	9,192
CASH AND CASH EQUIVALENTS, end of period	$42,760	$29,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$31,015	$25,330
Income taxes, net	$347	$863

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

 Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.0% (see Note 3 — Acquisitions) controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  CCI is included within the operations of Interactive One. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience.

As of June 2011, our remaining Boston radio station was made the subject of a local marketing agreement (“LMA”) whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of stations sold or stations that we do not operate that are the subject of an LMA, have been classified as discontinued operations as of June 30, 2012 and December 31, 2011. Thus, the Boston station’s results from operations for the three and six months ended June 30, 2012 and 2011, have been classified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information for the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television (See Note 12 – Segment Information.)

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

(c)  Financial Instruments

Financial instruments as of June 30, 2012 and December 31, 2011 consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and redeemable noncontrolling interest. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2012 and December 31, 2011, respectively, except for the Company’s outstanding senior subordinated notes. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $545,000 as of June 30, 2012, and a carrying value of $747,000 and a fair value of approximately $710,000 as of December 31, 2011. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $261.6 million as of June 30, 2012, and a carrying value of approximately $312.8 million and a fair value of approximately $262.2 million as of December 31, 2011. The fair values, classified as Level 2, were determined based on the trading values of these instruments as of the reporting date.

(d)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $9.2 million and $8.6 million for the three months ended June 30, 2012 and 2011, respectively. Agency and outside sales representative commissions were approximately $16.4 million and $15.4 million for the six months ended June 30, 2012 and 2011, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable.

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

(e)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2012 and 2011, barter transaction revenues were $711,000 and $761,000, respectively. For the six months ended June 30, 2012 and 2011, barter transaction revenues were approximately $1.4 million and $1.6 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $670,000 and $698,000 and $41,000 and $63,000, for the three months ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $1.4 million and $1.5 million and $83,000 and $129,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Numerator:
Consolidated net income (loss) attributable to common stockholders	$42,668	$98,550	$(36,574)	$34,305
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	50,006,085	50,831,560	49,997,752	51,474,556
Effect of dilutive securities:
Stock options and restricted stock	118,333	2,073,500	—	2,171,917
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	50,124,418	52,905,060	49,997,752	53,646,473

Net income (loss) attributable to common stockholders per share - basic	$0.85	$1.94	$(0.73)	$0.67
Net income (loss) attributable to common stockholders per share - diluted	$0.85	$1.86	$(0.73)	$0.64

All stock options and restricted stock awards were excluded from the diluted calculation for the six months ended June 30, 2012, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

Six Months Ended June 30, 2012
(Unaudited)
(In Thousands)

Stock options	4,712
Restricted stock	119

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

  As of June 30, 2012 and December 31, 2011, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2012
Assets subject to fair value measurement:
Fixed maturity securities – available for sale:
Corporate debt securities	$2,951	$2,951	$—	$—
Government sponsored enterprise mortgage-backed securities	201	—	201	—
Total fixed maturity securities (a)	3,152	2,951	201	—
Total	$3,152	$2,951	$201	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,096	$—	$—	$5,096
Employment agreement award (c)	11,039	—	—	11,039
Total	$16,135	$—	$—	$16,135

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interest (d)	$18,000	$—	$—	$18,000

As of December 31, 2011
Assets subject to fair value measurement:
Fixed maturity securities – available for sale:
Corporate debt securities	$7,178	$7,178	$—	$—
Government sponsored enterprise mortgage-backed securities	1,011	—	1,011	—
Total fixed maturity securities (a)	8,189	7,178	1,011	—
Total	$8,189	$7,178	$1,011	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,096	$—	$—	$5,096
Employment agreement award (c)	10,346	—	—	10,346
Total	$15,442	$—	$—	$15,442

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interest (d)	$20,343	$—	$—	$20,343

(a) Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b) These balances are measured based on the estimated enterprise fair value of TV One. For the period ended June 30, 2012, the Company determined that there was no change in TV One’s fair market value since the December 31, 2011 valuation.

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

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012 and 2011:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests

	(In thousands)

Balance at December 31, 2011	$5,096	$10,346	$20,343
Losses included in earnings (unrealized)	—	693	—
Net loss attributable to noncontrolling interests	—	—	(567)
Change in fair value	—	—	(1,776)
Balance at June 30, 2012	$5,096	$11,039	$18,000

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(693)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests

	(In thousands)

Balance at December 31, 2010	$—	$6,824	$30,635
Losses included in earnings (unrealized)	—	470	—
Net income attributable to noncontrolling interests	—	—	606
Recognition of TV One management incentive award plan in connection with the consolidation of TV One	6,428	—	—
Change in fair value	—	—	(2,505)
Balance at June 30, 2011	$6,428	$7,294	$28,736

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(470)	$—

Gains (losses) included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three and six months ended June 30, 2012 and 2011.

        For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

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

       Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three and six months ended June 30, 2011, respectively, and therefore, these assets were reported at carrying value as opposed to fair value.  The Company recorded impairment of $313,000 related to our Charlotte radio broadcasting licenses during the three and six months ended June 30, 2012.

(h) Impact of Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The Company adopted this guidance on January 1, 2012, and it did not have a significant impact on the Company’s financial statements.

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

(i) Liquidity and Uncertainties Related to Going Concern

On March 31, 2011, the Company entered into a new senior credit facility (the “2011 Credit Agreement”).  Under the 2011 Credit Agreement, beginning June 30, 2011, the Company became required to maintain compliance with certain financial ratios (as detailed in Note 9 — Long-Term Debt below).  Based on our current projections, we expect to be in compliance with these financial ratios and other covenants over the next twelve months.

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

(k) Investments

Investment Securities

Investments consist primarily of corporate fixed maturity securities and government sponsored enterprise mortgage-backed securities.

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

The Company believes that it has adequately reviewed its investment securities for OTTI and that its investment securities are carried at fair value.  However, over time, the economic and market environment (including any ratings change for any such securities, including US treasury securities and corporate bonds) may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding OTTI.  This could result in realized losses relating to other than temporary declines being charged against future income. Given the judgments involved, there is a continuing risk that further declines in fair value may occur and material OTTI may be recorded in future periods.

(l) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support.  Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts.  Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense.  The weighted-average amortization period for launch support is approximately 3.6 years.  For the three and six months ended June 30, 2012, launch asset amortization of approximately $2.4 million and $4.9 million, respectively, was recorded as a reduction in revenue.  For each of the three and six month periods ended June 30, 2011, launch amortization of approximately $2.1 million was recorded as a reduction in revenue.

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value.  Program rights are amortized based on the greater of the usage of the program or term of license.  Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded an additional $508,000 of amortization expense as a result of evaluating its contracts for recoverability for the three months ended June 30, 2012. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year as it is classified as a current asset.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

In its previously filed consolidated financial statements, the Company improperly classified cash payments for TV One content assets as investing activities rather than operating activities in its consolidated statements of cash flows for the year ended December 31, 2011 and all interim periods within that year after the first quarter of 2011 and the three month period ended March 31, 2012. The classification errors had no effect on the reported changes in cash and cash equivalents in any period, and also had no effect on the consolidated balance sheets, the consolidated statements of operations, or the consolidated statements of stockholders’ equity for any period. The reclassification adjustment will decrease cash flows from operating activities and increase cash flows from investing activities by approximately $10.7 million for the three months ended March 31, 2012, by approximately $23.4 million for the year ended December 31, 2011 and by approximately $2.3 million for the six months ended June 30, 2011.

The following table summarizes the effects of the restatement adjustments on the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2012			Year Ended December 31, 2011			Six Months Ended June 30, 2011
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Payments for content assets	$-	$(10,714)	$(10,714)	$-	$(23,412)	$(23,412)	$-	$(2,345)	$(2,345)
Net cash flows provided by (used in) operating activities	23,199	(10,714)	12,485	55,018	(23,412)	31,606	2,136	(2,345)	(209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for content assets		10,714	10,714	(23,412)	23,412	-	(2,345)	2,345	-
Net cash flows provided by (used in) investing activities	(10,163)	10,714	551	32,388	23,412	55,800	59,290	2,345	61,635

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows used in financing activities	(5,091)	-	(5,091)	(60,659)	-	(60,659)	(40,729)	-	(40,729)

INCREASE IN CASH AND CASH EQUIVALENTS	$7,945	$-	$7,945	$26,747	$-	$26,747	$20,697	$-	$20,697

3.  ACQUISITIONS:

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and due in 2016.  Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain of its financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management).  Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues.  The Company’s preliminary purchase price allocation consisted of approximately $61.2 million to current assets, $39.0 million to launch assets, $2.4 million to fixed assets, $204.1 million to indefinite-lived intangibles (goodwill and TV One brand), $287.3 million to definite-lived intangibles (content assets, acquired advertising contracts, advertiser relationships, affiliation agreements, etc.), $225.7 million to liabilities (including the $119.0 million in debt discussed above) and $203.0 million in noncontrolling interests.  In accordance with accounting standards applicable to business combinations, the Company recorded the assets and liabilities of TV One at fair value as of April 14, 2011. The Company recognized an after-tax gain of approximately $146.9 million during the second quarter of 2011 associated with the transaction. The gain is computed as the difference between the carrying value of the Company’s investment in TV One prior to date of consolidation and the fair value of the Company’s interest in TV One as of the consolidation date. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV.  These redemptions by TV One increased the Company’s ownership interest in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Subsequent to April 2011, our ownership in TV One increased to approximately 51.0% after a redemption of certain management interests.

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

The financial information of TV One has been derived from the historical financial statements of TV One, which were prepared in accordance with GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)

Net revenue	$105,916	$101,515	$208,958	$197,355
Costs and expenses, net	63,248	93,776	245,532	110,913
Net income (loss)	42,668	7,739	(36,574)	86,442

4.  DISCONTINUED OPERATIONS:

As of June 2011, our remaining Boston radio station was made the subject of an LMA whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of stations sold or stations that we do not operate that are the subject of an LMA, have been classified as discontinued operations as of June 30, 2012 and December 31, 2011. Thus, stations sold or stations that we do not operate that are the subject of an LMA results from operations for the three months and six months ended June 30, 2012 and 2011, have been classified as discontinued operations in the accompanying consolidated financial statements.

   The following table summarizes the operating results for all of the stations sold or stations that we do not operate that are the subject of an LMA and are classified as discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)

Net revenue	$—	$22	$—	$59
Station operating expenses	65	48	123	125
Depreciation and amortization	18	19	36	35
Interest income	90	—	180	—
Gain on sale of assets	—	—	—	20
Income (loss) before income taxes	7	(45)	21	(81)
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations, net of tax	$7	$(45)	$21	$(81)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$89	$90
Total current assets	89	90
Intangible assets, net	1,202	1,202
Property and equipment, net	238	274
Total assets	$1,529	$1,566
Current liabilities:
Other current liabilities	$283	$260
Total current liabilities	283	260
Long-term liabilities	24	29
Total liabilities	$307	$289

5.  GOODWILL AND RADIO BROADCASTING LICENSES:

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

During the second quarter of 2012, the total market revenue growth for certain markets was below that used in our 2011 annual impairment testing. We deemed this shortfall to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of June 30, 2012. The Company recorded an impairment charge of $313,000 related to our Charlotte radio broadcasting licenses.  The remaining radio broadcasting licenses that were tested during the second quarter of 2012 were not impaired. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairment assessments performed since January 2011.

Radio Broadcasting Licenses	May 31, 2011 (a)	September 30, 2011 (a)	October 1, 2011	June 30, 2012 (a)

Pre-tax impairment charge (in millions)	$—	$—	$—	$0.3

Discount Rate	10.0%	9.5%	10.0%	10.0%
Year 1 Market Revenue Growth Range	1.3% -2.8%	1.5% -2.0%	1.5% -2.5%	1.0% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.0%	1.5% - 2.0%	1.0% - 2.0%	1.0% - 2.0%
Mature Market Share Range	9.0% - 22.5%	9.3% - 22.4%	0.7% - 28.9%	5.8% - 15.6%
Operating Profit Margin Range	32.7% - 40.8%	32.7% - 33.0%	19.1% - 47.4%	29.1% - 48.0%

(a)	Reflects changes only to the key assumptions used in quarterly interim testing for certain reporting units.

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

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2011. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. With the assistance of a third-party valuation firm, the Company assessed the fair value of the redeemable noncontrolling interest in Reach Media at June 30, 2012. Upon review of the results of the interim and year-end impairment tests, and quarter-end assessment, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Reach Media Goodwill	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012

Pre-tax impairment charge (in millions)	$–	$–	$–	$–	$–	$–

Discount Rate	13.5%	13.0%	12.0%	12.5%	12.5%	12.5%
Year 1 Revenue Growth Rate	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%	3.0% - 12.7%	2.2% - 9.7%	0.3% - 2.5%

Operating Profit Margin Range	16.2% - 27.4%	17.6% - 22.6%	18.8% - 21.7%	(2.0)% - 16.8%	3.7% - 18.1%	4.9% - 15.3%

Goodwill Valuation Results

The table below presents the changes in the carrying amount of goodwill by segment during the six month period ended June 30, 2012. The goodwill balances for each reporting unit are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Segment	December 31, 2011	Increase (Decrease)	June 30, 2012
		(In millions)

Radio Broadcasting Segment	$70.8	$—	$70.8
Reach Media Segment	14.4	—	14.4
Internet Segment	21.8	—	21.8
Cable Television Segment	165.0	—	165.0
Total	$272.0	$—	$272.0

 6.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007. Since December 31, 2006, the initial four year commitment period for funding the capital had been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs. In connection with the Redemption Financing (as defined in Note 3 — Acquisitions), we funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011 and currently anticipate no further capital commitment. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One.

On February 25, 2011, TV One completed its $119 million Redemption Financing. The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016.  Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management).  Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues.  Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV. These redemptions by TV One, increased the Company’s holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Subsequent to April 2011, our ownership in TV One increased to approximately 51.0% after a further redemption of certain management interests.

Prior to the consolidation date, the Company recorded its investment at cost and had adjusted its carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. On April 14, 2011, the Company began to account for TV One on a consolidated basis and the basis of the assets and liabilities of TV One at that date were recorded at fair value. For the three months and six months June 30, 2011, the Company’s allocable share of TV One’s operating income was $208,000 and approximately $3.3 million, respectively.

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

Under an advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. The Company recognized $501,000 in revenue relating to this agreement for the three months ended June 30, 2011 and $874,000 in revenue relating to this agreement for the six months ended June 30, 2011. The advertising services agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. However, we entered into a new advertising services agreement with TV One with an effective date of January 2011. Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances. In return for such services, TV One pays us for such advertising time and services and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services.

7.  INVESTMENTS:

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
June 30, 2012
Corporate debt securities	$2,831	$(38)	$158	$2,951
Government sponsored enterprise mortgage-backed securities	201	-	-	201
Total investments	$3,032	$(38)	$158	$3,152

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2011
Corporate debt securities	$7,376	$(264)	$66	$7,178
Government sponsored enterprise mortgage-backed securities	1,012	(2)	1	1,011
Total investments	$8,388	$(266)	$67	$8,189

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
June 30, 2012
Corporate debt securities	$399	$(23)	$703	$(15)	$(38)
Government sponsored enterprise mortgage-backed securities	-	-	-	-	-
Total investments	$399	$(23)	$703	$(15)	$(38)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2011
Corporate debt securities	$2,760	$(178)	$1,693	$(86)	$(264)
Government sponsored enterprise mortgage-backed securities	400	(2)	-	-	(2)
Total investments	$3,160	$(180)	$1,693	$(86)	$(266)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended June 30, 2012.

The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Basis	Fair Value
	(In thousands)
Within 1 year	$236	$233
After 1 year through 5 years	2,028	2,146
After 5 years through 10 years	567	572
After 10 years	-	-
Mortgage-backed securities	201	201
Total	$3,032	$3,152

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

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Proceeds from sales	$1,708	$5,567	$2,530	$2,530
Gross realized gains	6	19	6	6
Gross realized losses	(33)	(98)	(65)	(65)

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of June 30, 2012		As of December 31, 2011
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$11,039	Other Long-Term Liabilities	$10,346
Total derivatives		$11,039		$10,346

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended June 30,
(Unaudited)
(In thousands)

	2012	2011		2012	2011		2012	2011
Interest rate swaps	$—	$—	Interest expense	$—	$—	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Six Months Ended June 30,
(Unaudited)
(In thousands)

	2012	2011		2012	2011		2012	2011
Interest rate swaps	$—	$—	Interest expense	—	$(258)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended June 30,
		2012	2011
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(343)	$(510)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income of Derivative
		Six Months Ended June 30,
		2012	2011
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(693)	$(470)

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

As of June 30, 2012, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at June 30, 2012 to be approximately $11.0 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)

Senior bank term debt	$379,216	$383,105
6 3/8% Senior Subordinated Notes due February 2013	747	747
12 1/2%/15% Senior Subordinated Notes due May 2016	327,035	312,800
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	825,998	815,652
Less: current portion	4,587	3,860
Less: original issue discount	6,068	6,748
Long-term debt, net	$815,343	$805,044

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

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	5.25 to 1.00 on June 30, 2011;
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011;
▪	4.75 to 1.00 on March 31, 2012;
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012;
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011;
▪	9.00 to 1.00 on March 31, 2012;
▪	8.75 to 1.00 on June 30, 2012;
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012;
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2012, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of June 30, 2012		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$83.2

Pro Forma Last Twelve Months Interest Expense (In millions)	$52.0

Senior Debt (In millions)	$358.7
Total Debt (In millions)	$686.5

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.31	x	4.50	x	0.19	x

Total Leverage
Total Debt / Covenant EBITDA	8.25	x	8.75	x	0.50	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.60	x	1.25	x	0.35	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of June 30, 2012, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.

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

As of June 30, 2012, the Company had approximately $23.9 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $19.3 million was available to be borrowed.

As of June 30, 2012, the Company had outstanding approximately $379.2 million on its term credit facility. During the quarter ended June 30, 2012, the Company repaid its quarterly installment of approximately $1.0 million under the 2011 Credit Agreement. In addition, on April 13, 2012, the Company made an approximately $2.0 million term loan principal repayment based on its December 31, 2011 excess cash flow calculation according to the terms of the 2011 Credit Agreement. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Senior Subordinated Notes

Period after the March 2011 Refinancing Transaction

As of June 30, 2012, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and approximately $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $261.6 million as of June 30, 2012, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of $545,000 as of June 30, 2012. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on June 30, 2012, interest payments of $24,000 are payable each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes is payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest accrues at a rate of 12 1/2% and is payable in cash.

Interest on the Exchange Notes will accrue from the date of original issuance or, if interest has already been paid, from the date it was most recently paid.  Interest will accrue for each quarterly period at a rate of 12 1/2% if the interest for such quarterly period is paid fully in cash.  In the event of a PIK Election, including the PIK Election that was in effect through May 15, 2012, the interest paid in cash and the interest paid-in-kind by issuance of additional Exchange Notes (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

In the absence of an election for any interest period, interest on the Exchange Notes shall be payable according to the election for the previous interest period, provided that interest accruing from and after May 15, 2012 shall accrue at a rate of 12 1/2% and shall be payable in cash. A PIK Election remained in effect through May 15, 2012. After May 15, 2012, interest accrues at a rate of 12 1/2% and is payable wholly in cash and the Company no longer has an option to pay any portion of its interest through the issuance of PIK Notes.

During the quarter ended June 30, 2012, the Company paid cash interest in the amount of approximately $15.5 million and issued approximately $7.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect. During the six months ended June 30, 2012, the Company paid cash interest in the amount of approximately $31.0 million and issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

The indentures governing the Company’s 12 1/2%/15% Senior Subordinated Notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

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

10.  INCOME TAXES:

The Company recorded a tax expense of approximately $16.8 million on a pre-tax loss from continuing operations of approximately $12.0 million for the six month period ended June 30, 2012 based on the actual effective tax rate as of June 30, 2012.  This is a change from the method used for the period ended March 31, 2012 which was based on the estimated annual effective tax rate.  The Company estimates a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangibles over operating income.  Thus, the Company believes the actual effective rate best represents the estimated effective rate for the six months ended June 30, 2012 in accordance with ASC 740-270, "Interim Reporting."

As of June 30, 2012, the Company continues to maintain a full valuation allowance for entities other than Reach Media for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangibles.  In accordance with ASC 740, "Accounting for Income Taxes", the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company's financial statements or tax returns, tax planning strategies, and future profitability.  As of June 30, 2012, the Company does not believe it is more likely than not that the deferred tax assets will be realized.  As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

During 2011, the consolidation of TV One included an adjustment to the deferred tax liability related to the partnership investment in TV One. The Company evaluated the deferred tax liability and concluded that a portion will not reverse within the requisite period since it relates to indefinite-lived assets and cannot be offset against deferred tax assets.  This item generated a tax expense of $268,000 for the six months ended June 30, 2012.  The deferred tax liability on the indefinite-lived intangible assets of Radio One generated a tax expense of approximately $16.9 million for the six months ended June 30, 2012. The remaining portion of the tax expense or benefit primarily consists of Radio One state taxes of $178,000 which were offset by a tax benefit from Reach Media of $625,000.

11.  STOCKHOLDERS’ EQUITY:

 Stock Repurchase Program

In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization”). Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013.  Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.  The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law.  The Company expects to implement this stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.  During the six months ended June 30, 2012, the Company did not repurchase any Class A Common Stock or Class D Common Stock.

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

A new stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of June 30, 2012, 4,874,872 shares of Class D common stock were available for grant under the 2009 Stock Plan.

In December 2009, the compensation committee and the non-executive members of the Board of Directors approved a long-term incentive plan (the “2009 LTIP”) for certain “key” employees of the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D common stock. Awards of the LTIP Shares were granted in the form of restricted stock and allocated among 31 employees of the Company, including the named executive officers. The named executive officers were allocated LTIP Shares as follows: (i) Chief Executive Officer (“CEO”) (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the Chief Financial Officer (“CFO”) (225,000 shares); (iv) the Chief Administrative Officer (“CAO”) (225,000 shares); and (v) the former President of the Radio Division (“PRD”) (130,000 shares). The remaining 1,370,000 shares were allocated among 26 other “key” employees. All awards will vest in three installments.  The awards were granted effective January 5, 2010 and the first installment of 33% vested on June 5, 2010, the second installment vested on June 5, 2011. The third installment was originally scheduled to vest on June 5, 2012 but upon determination by the compensation committee was accelerated to vest on November 19, 2011.  Pursuant to the terms of the 2009 Stock Plan, subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold into the open market for employee tax withholding purposes on or about the vesting dates.

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

Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $46,000 and approximately $1.2 million, respectively, and for the six months ended June 30, 2012 and 2011 was $90,000 and approximately $2.1 million, respectively.

During the three and six months ended June 30, 2011, the Company granted 66,845 and 181,520 stock options, respectively. There were no stock options granted during the six months ended June 30, 2012.

	Three MonthsEnded June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Average risk-free interest rate	—	1.60%	—	2.23%
Expected dividend yield	—	0.00%	—	0.00%
Expected lives	—	5.75 Years	—	6.25 Years
Expected volatility	—	124.3%	—	120.7%

Transactions and other information relating to stock options for the three months ended June 30, 2012 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,811,000	$8.60		—
Grants	—	$—
Exercised	—	—
Forfeited/cancelled/expired	99,000	2.82
Balance as of June 30, 2012	4,712,000	$8.72	3.92	$—
Vested and expected to vest at June 30, 2012	4,708,000	$8.73	3.92	$—
Unvested at June 30, 2012	33,000	$1.87	8.93	$—
Exercisable at June 30, 2012	4,679,000	$8.77	3.89	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2012 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2012. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and six months ended June 30, 2012 and 2011. The number of options that vested during the three and six months ended June 30, 2012 and 2011 were 79,292 and 656,079 and 95,064 and 53,124, respectively.

As of June 30, 2012, $49,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 11 months. The stock option weighted-average fair value per share was $3.48 at June 30, 2012.

The Company did not grant shares of restricted stock during the three and six months ended June 30, 2012 and 2011.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2012 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2011	144,000	$1.10
Grants	—	$—
Vested	(25,000)	$1.04
Forfeited/cancelled/expired	—	$—
Unvested at June 30, 2012	119,000	$1.12

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2012, $94,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 11 months.

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

Detailed segment data for the three and six month periods ended June 30, 2012 and 2011 is presented in the following tables:

	Three Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$61,759	$60,162
Reach Media	8,546	9,774
Internet	4,423	4,307
Cable Television	32,254	25,166
Corporate/Eliminations/Other	(1,066)	(2,347)
Consolidated	$105,916	$97,062

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$35,081	$36,261
Reach Media	8,945	8,320
Internet	4,898	4,826
Cable Television	20,592	17,502
Corporate/Eliminations/Other	4,865	4,125
Consolidated	$74,381	$71,034

Depreciation and Amortization:
Radio Broadcasting	$1,623	$1,681
Reach Media	293	990
Internet	823	919
Cable Television	6,762	6,429
Corporate/Eliminations/Other	241	219
Consolidated	$9,742	$10,238

Impairment of Long-Lived Assets:
Radio Broadcasting	$313	$—
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$313	$—

Operating income (loss):
Radio Broadcasting	$24,742	$22,220
Reach Media	(692)	464
Internet	(1,298)	(1,438)
Cable Television	4,900	1,235
Corporate/Eliminations/Other	(6,172)	(6,691)
Consolidated	$21,480	$15,790

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$807,976	$806,822
Reach Media	32,933	33,737
Internet	31,825	33,265
Cable Television	547,167	561,325
Corporate/Eliminations/Other	54,486	51,333
Consolidated	$1,474,387	$1,486,482

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$114,493	$108,419
Reach Media	22,099	24,500
Internet	10,207	7,821
Cable Television	64,490	25,166
Corporate/Eliminations/Other	(2,331)	(3,836)
Consolidated	$208,958	$162,070

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$70,405	$68,198
Reach Media	23,307	22,257
Internet	10,362	9,897
Cable Television	40,910	17,502
Corporate/Eliminations/Other	8,981	8,528
Consolidated	$153,965	$126,382

Depreciation and Amortization:
Radio Broadcasting	$3,228	$3,433
Reach Media	593	1,974
Internet	1,637	2,037
Cable Television	13,511	6,429
Corporate/Eliminations/Other	458	448
Consolidated	$19,427	$14,321

Impairment of Long-Lived Assets:
Radio Broadcasting	$313	$—
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$313	$—

Operating income (loss):
Radio Broadcasting	$40,547	$36,788
Reach Media	(1,801)	269
Internet	(1,792)	(4,113)
Cable Television	10,069	1,235
Corporate/Eliminations/Other	(11,770)	(12,812)
Consolidated	$35,253	$21,367

13.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and six months ended June 30, 2012 and 2011, Radio One paid $37,000 and $1,000 and $37,000 and $0, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and six months ended June 30, 2012, the Company provided advertising services to Music One in the amounts of $0 and $1,000, respectively. For the six months ended June 30, 2011, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the six months ended June 30, 2012 and 2011.

14.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 6 3/8 Senior Subordinated Notes due February 2013, the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of June 30, 2012 and December 31, 2011, respectively, and related consolidated statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2012 and 2011, respectively. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$35,588	$70,328	$—	$105,916
OPERATING EXPENSES:
Programming and technical	7,975	24,983	—	32,958
Selling, general and administrative, including stock-based compensation	14,815	16,753	—	31,568
Corporate selling, general and administrative, including stock-based compensation	—	9,855	—	9,855
Depreciation and amortization	1,850	7,892		9,742
Impairment of long-lived assets	313	—	—	313
Total operating expenses	24,953	59,483	—	84,436
Operating income	10,635	10,845	—	21,480
INTEREST INCOME	—	25	—	25
INTEREST EXPENSE	250	22,678	—	22,928
OTHER EXPENSE, net	—	610	—	610
Income (loss) before benefit from income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	10,385	(12,418)	—	(2,033)
BENEFIT FROM INCOME TAXES	—	(48,491)	—	(48,491)
Net income before equity in income of subsidiaries and discontinued operations	10,385	36,073	—	46,458
EQUITY IN INCOME OF SUBSIDIARIES	—	10,392	(10,392)	—
Net income (loss) from continuing operations	10,385	46,465	(10,392)	46,458
INCOME FROM DISCONTINUED OPERATIONS, net of tax	7	—	—	7
CONSOLIDATED NET INCOME (LOSS)	10,392	46,465	(10,392)	46,465
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	3,797	—	3,797
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,392	$42,668	$(10,392)	$42,668

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$33,743	$63,319	$—	$97,062
OPERATING EXPENSES:
Programming and technical	7,677	23,041	—	30,718
Selling, general and administrative, including stock-based compensation	13,017	18,789	—	31,806
Corporate selling, general and administrative, including stock-based compensation	—	8,510	—	8,510
Depreciation and amortization	2,023	8,215	—	10,238
Total operating expenses	22,717	58,555	—	81,272
Operating income	11,026	4,764	—	15,790
INTEREST INCOME	—	9	—	9
INTEREST EXPENSE	—	22,916	—	22,916
GAIN ON INVESTMENT IN AFFILIATED COMPANY		146,879		146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	208	—	208
OTHER EXPENSE, net		47	—	47
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	11,026	128,897	—	139,923
PROVISION FOR INCOME TAXES	—	38,611	—	38,611
Net income before equity in income of subsidiaries and discontinued operations	11,026	90,286	—	101,312
EQUITY IN INCOME OF SUBSIDIARIES	—	10,981	(10,981)	—
Net income (loss) from continuing operations	11,026	101,267	(10,981)	101,312
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(45)	—	—	(45)
CONSOLIDATED NET INCOME (LOSS)	10,981	101,267	(10,981)	101,267
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,717	—	2,717
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,981	$98,550	$(10,981)	$98,550

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2012

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$66,678	$142,280	$—	$208,958
OPERATING EXPENSES:
Programming and technical	16,319	47,804	—	64,123
Selling, general and administrative, including stock-based compensation	29,521	40,873	—	70,394
Corporate selling, general and administrative, including stock-based compensation	—	19,448	—	19,448
Depreciation and amortization	3,671	15,756	—	19,427
Impairment of long-lived assets	313	—	—	313
Total operating expenses	49,824	123,881	—	173,705
Operating income	16,854	18,399	—	35,253
INTEREST INCOME	—	47	—	47
INTEREST EXPENSE	499	46,176	—	46,675
OTHER EXPENSE, NET	—	603	—	603
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	16,355	(28,333)	—	(11,978)
PROVISION FOR INCOME TAXES	—	16,763	—	16,763
Net income (loss) before equity in income of subsidiaries and discontinued operations	16,355	(45,096)	—	(28,741)
EQUITY IN INCOME OF SUBSIDIARIES	—	16,376	(16,376)	—
Net income (loss) from continuing operations	16,355	(28,720)	(16,376)	(28,741)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	21	—	—	21
CONSOLIDATED NET INCOME (LOSS)	16,376	(28,720)	(16,376)	(28,720)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	7,854	—	7,854
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,376	$(36,574)	$(16,376)	$(36,574)

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2011

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$61,838	$100,232	$—	$162,070
OPERATING EXPENSES:
Programming and technical	16,196	33,353	—	49,549
Selling, general and administrative, including stock-based compensation	25,888	34,413	—	60,301
Corporate selling, general and administrative, including stock-based compensation	—	16,532	—	16,532
Depreciation and amortization	4,210	10,111	—	14,321
Total operating expenses	46,294	94,409	—	140,703
Operating income	15,544	5,823	—	21,367
INTEREST INCOME	—	17	—	17
INTEREST EXPENSE	—	42,249	—	42,249
GAIN ON INVESTMENT IN AFFILIATED COMPANY	—	146,879	—	146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	3,287	—	3,287
LOSS ON RETIREMENT OF DEBT	—	7,743	—	7,743
OTHER EXPENSE, NET	—	22	—	22
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	15,544	105,992	—	121,536
PROVISION FOR INCOME TAXES	—	84,230	—	84,230
Net income before equity in income of subsidiaries and discontinued operations	15,544	21,762	—	37,306
EQUITY IN INCOME OF SUBSIDIARIES	—	15,463	(15,463)	—
Net income (loss) from continuing operations	15,544	37,225	(15,463)	37,306
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(81)	—	—	(81)
CONSOLIDATED NET INCOME (LOSS)	15,463	37,225	(15,463)	37,225
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,920	—	2,920
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,463	$34,305	$(15,463)	$34,305

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$10,392	$46,465	$(10,392)	$46,465
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	—	23	—	23
COMPREHENSIVE INCOME (LOSS)	10,392	46,488	(10,392)	46,488
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	3,797	—	3,797
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,392	$42,691	$(10,392)	$42,691

RADIO ONE, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$10,981	$101,267	$(10,981)	$101,267
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	—	56	—	56
COMPREHENSIVE INCOME (LOSS)	10,981	101,323	(10,981)	101,323
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,717	—	2,717
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,981	$98,606	$(10,981)	$98,606

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$16,376	$(28,720)	$(16,376)	$(28,720)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	—	120	—	120
COMPREHENSIVE INCOME (LOSS)	16,376	(28,600)	(16,376)	(28,600)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	7,854	—	7,854
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,376	$(36,454)	$(16,376)	$(36,454)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$15,463	$37,225	$(15,463)	$37,225
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	—	56	—	56
COMPREHENSIVE INCOME (LOSS)	15,463	37,281	(15,463)	37,281
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,920	—	2,920
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,463	$34,361	$(15,463)	$34,361

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of June 30, 2012

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,208	$41,552	$—	$42,760
Short-term investments	—	232	—	232
Trade accounts receivable, net of allowance for doubtful accounts	30,782	57,307	—	88,089
Prepaid expenses and other current assets	1,333	3,252	—	4,585
Current portion of content assets	—	27,820	—	27,820
Current assets from discontinued operations	(36)	125	—	89
Total current assets	33,287	130,288	—	163,575
PROPERTY AND EQUIPMENT, net	17,584	17,134	—	34,718
INTANGIBLE ASSETS, net	540,956	682,864	—	1,223,820
CONTENT ASSETS, net	—	44,857	—	44,857
LONG-TERM INVESTMENTS	—	2,920	—	2,920
INVESTMENT IN SUBSIDIARIES	—	579,113	(579,113)	—
OTHER ASSETS	191	2,866	—	3,057
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,440	—	—	1,440
Total assets	$593,458	$1,460,042	$(579,113)	$1,474,387

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,445	$4,662	$—	$6,107
Accrued interest	—	5,928	—	5,928
Accrued compensation and related benefits	2,441	8,494	—	10,935
Current portion of content payables	—	18,680	—	18,680
Income taxes payable	—	926	—	926
Other current liabilities	9,200	2,084	—	11,284
Current portion of long-term debt	—	4,587	—	4,587
Current liabilities from discontinued operations	254	29	—	283
Total current liabilities	13,340	45,390	—	58,730
LONG-TERM DEBT, net of current portion and original issue discount	—	815,343	—	815,343
CONTENT PAYABLES, net of current portion	—	13,536	—	13,536
OTHER LONG-TERM LIABILITIES	981	18,370	—	19,351
DEFERRED TAX LIABILITIES	—	170,752	—	170,752
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	24	—	—	24
Total liabilities	14,345	1,063,391	—	1,077,736

REDEEMABLE NONCONTROLLING INTEREST	—	18,000	—	18,000

STOCKHOLDERS’ EQUITY:
Common stock	—	50	—	50
Accumulated other comprehensive loss	—	(79)	—	(79)
Additional paid-in capital	172,125	1,003,706	(172,125)	1,003,706
Retained earnings (accumulated deficit)	406,988	(832,730)	(406,988)	(832,730)
Total stockholders’ equity	579,113	170,947	(579,113)	170,947
Noncontrolling interest	—	207,704	—	207,704
Total Equity	579,113	378,651	(579,113)	378,651
Total liabilities, redeemable noncontrolling interest and equity	$593,458	$1,460,042	$(579,113)	$1,474,387

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2011

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187	$35,752	$—	$35,939
Short-term investments	—	761	—	761
Trade accounts receivable, net of allowance for doubtful accounts	29,896	53,980	—	83,876
Prepaid expenses and other current assets	1,691	6,730	—	8,421
Current portion of content assets	—	27,383	—	27,383
Current assets from discontinued operations	(35)	125	—	90
Total current assets	31,739	124,731	—	156,470
PROPERTY AND EQUIPMENT, net	17,994	15,994	—	33,988
INTANGIBLE ASSETS, net	551,271	693,590	—	1,244,861
CONTENT ASSETS, net	—	38,934	—	38,934
LONG-TERM INVESTMENTS	—	7,428	—	7,428
INVESTMENT IN SUBSIDIARIES	—	588,292	(588,292)	—
OTHER ASSETS	204	3,121	—	3,325
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,476	—	—	1,476
Total assets	$602,684	$1,472,090	$(588,292)	$1,486,482

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,568	$4,058	$—	$5,626
Accrued interest	—	6,703	—	6,703
Accrued compensation and related benefits	1,958	9,023	—	10,981
Current portion of content payables	—	20,807	—	20,807
Income taxes payable	—	1,794	—	1,794
Other current liabilities	9,367	2,860	—	12,227
Current portion of long-term debt	—	3,860	—	3,860
Current liabilities from discontinued operations	230	30	—	260
Total current liabilities	13,123	49,135	—	62,258
LONG-TERM DEBT, net of current portion and original issue discount	—	805,044	—	805,044
CONTENT PAYABLES, net of current portion	—	16,168	—	16,168
OTHER LONG-TERM LIABILITIES	1,240	17,281	—	18,521
DEFERRED TAX LIABILITIES	—	153,521	—	153,521
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	29	—	—	29
Total liabilities	14,392	1,041,149	—	1,055,541

REDEEMABLE NONCONTROLLING INTEREST	—	20,343	—	20,343

STOCKHOLDERS’ EQUITY:
Common stock	—	50	—	50
Accumulated other comprehensive loss	—	(199)	—	(199)
Additional paid-in capital	197,680	1,001,840	(197,680)	1,001,840
Retained earnings (accumulated deficit)	390,612	(796,156)	(390,612)	(796,156)
Total stockholders’ equity	588,292	205,535	(588,292)	205,535
Noncontrolling interest	—	205,063	—	205,063
Total Equity	588,292	410,598	(588,292)	410,598
Total liabilities, redeemable noncontrolling interest and equity	$602,684	$1,472,090	$(588,292)	$1,486,482

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$16,376	$(28,720)	$(16,376)	$(28,720)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,671	15,756	—	19,427
Amortization of debt financing costs	—	1,520	—	1,520
Amortization of content assets	—	18,240	—	18,240
Amortization of launch assets	—	4,979	—	4,979
Deferred income taxes	—	17,231	—	17,231
Impairment of long-lived assets	313	—	—	313
Stock-based compensation and other non-cash compensation	—	90	—	90
Non-cash interest	—	14,235	—	14,235
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(886)	(3,327)	—	(4,213)
Prepaid expenses and other current assets	358	3,477	—	3,835
Other assets	13	255	—	268
Accounts payable	(123)	604	—	481
Due to corporate/from subsidiaries	(18,739)	18,739	—	—
Accrued interest	—	(775)	—	(775)
Accrued compensation and related benefits	483	(529)	—	(46)
Income taxes payable	—	(868)	—	(868)
Other liabilities	(426)	1,762	—	1,336
Payments for content assets	—	(29,132)	—	(29,132)
Net cash flows used in operating activities from discontinued operations	(19)	—	—	(19)
Net cash flows provided by (used in) by operating activities	1,021	33,537	(16,376)	18,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,712)	—	(6,712)
Proceeds from sales of investment securities	—	5,567	—	5,567
Purchases of investment securities	—	(530)	—	(530)
Investment in subsidiaries	—	(16,376)	16,376	—
Net cash flows (used in) provided by investing activities	—	(18,051)	16,376	(1,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	—	(3,889)	—	(3,889)
Debt refinancing and modification costs	—	(17)	—	(17)
Payment of dividends to noncontrolling interest members of TV One	—	(5,780)	—	(5,780)
Net cash flows used in financing activities	—	(9,686)	—	(9,686)
INCREASE IN CASH AND CASH EQUIVALENTS	1,021	5,800	—	6,821
CASH AND CASH EQUIVALENTS, beginning of period	187	35,752	—	35,939
CASH AND CASH EQUIVALENTS, end of period	$1,208	$41,552	$—	$42,760

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$15,463	37,225	(15,463)	37,225
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,210	10,111	—	14,321
Amortization of debt financing costs	—	2,339	—	2,339
Write off of debt financing costs	—	9,406	—	9,406
Deferred income taxes	—	84,230	—	84,230
Gain on investment in affiliated company	—	(146,879)	—	(146,879)
Equity in income of affiliated company	—	(3,287)	—	(3,287)
Stock-based compensation and other non-cash compensation	—	2,136	—	2,136
Non-cash interest	—	12,391	—	12,391
Loss on retirement of debt	—	7,743	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	1,708	(26,462)	—	(24,754)
Prepaid expenses and other current assets	(75)	2,788	—	2,713
Other assets	147	1,778	—	1,925
Content assets	—	(2,345)	—	(2,345)
Accounts payable	516	1,123	—	1,639
Due to corporate/from subsidiaries	(22,356)	22,356	—	—
Accrued interest	—	1,804	—	1,804
Accrued compensation and related benefits	(347)	219	—	(128)
Income taxes payable	—	243	—	243
Other liabilities	(257)	(1,290)	—	(1,547)
Net cash flows provided by operating activities from discontinued operations	—	616	—	616
Net cash flows (used in) provided by operating activities	(991)	16,245	(15,463)	(209)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,610)	—	(3,610)
Net cash and investments acquired in connection with TV One consolidation	—	65,245	—	65,245
Investment in subsidiaries	—	(15,463)	15,463	—
Net cash flows provided by investing activities	—	46,172	15,463	61,635
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280	—	378,280
Repayment of credit facility	—	(353,681)	—	(353,681)
Repurchase of common stock	—	(7,510)	—	(7,510)
Repurchase of noncontrolling interest	—	(54,595)	—	(54,595)
Proceeds from noncontrolling interest member	—	2,776	—	2,776
Debt refinancing and modification costs	—	(5,999)	—	(5,999)
Net cash flows used in financing activities	—	(40,729)	—	(40,729)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(991)	21,688	—	20,697
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	—	9,192
CASH AND CASH EQUIVALENTS, end of period	$52	$29,837	$—	$29,889

15.  COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, at that time, reached an agreement with these organizations on a temporary fee schedule that reflected a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. In May 2010 and June 2010, the U.S. District Court’s judge charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. In January 2012, the U.S. District Court approved a settlement between RMLC and ASCAP.  The settlement determines the amount to be paid to ASCAP for usage through 2016. In addition, stations will receive a credit for overpayments made in 2010 and 2011 to ASCAP. In June 2012, RMLC and BMI reached a settlement agreement.  The settlement covers the period through 2016 and determines a new fee structure based on percentage of revenue.  In addition, stations will receive a credit for overpayments made in 2010 and 2011 to BMI.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2016. In connection with these agreements,  the Company incurred expenses of approximately $2.6 million and $5.4 million for the three and six month periods ended June 30, 2012, respectively, and approximately $3.5 million and $6.3 million, respectively, for the three and six month periods ended June 30, 2011.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had four standby letters of credit totaling approximately $1.1 million in connection with our annual insurance policy renewals and real estate leases.

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

16.  SUBSEQUENT EVENTS:

  As of July 18, 2012, we entered into a local marketing agreement (“LMA”) with Gaffney Broadcasting, Incorporated (“Gaffney”). Pursuant to the LMA, beginning as of August 27, 2012, we are permitted to broadcast programs produced, owned or acquired by Radio One on Gaffney’s Gaffney, South Carolina radio station, WNOW-FM. We are required to pay certain operating costs of WNOW-FM, and in exchange we will retain all revenues from the sale of the advertising within the programming we provide. The LMA continues for 18 months or until consummation of certain related transactions under a stock purchase agreement (the “SPA”) with the stockholders of Gaffney.  The closing of the transactions under the SPA are subject to certain conditions including but not limited to approval by the Federal Communications Commission (the “FCC”) of the transfer of Gaffney’s FCC licenses.

   On July 13, 2012, the Company received notification (the “Class D Notification”) from the NASDAQ Stock Markets (“NASDAQ”) that for the 30 consecutive business days prior to July 13, 2012, the bid price of the Company’s Class D common stock had closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 5450(a)(1). As such, the Company’s Class D common stock had become non-compliant with NASDAQ’s continued listing requirements.  In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until January 9, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Class D common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period.  If the Company does not regain compliance by January 9, 2013, NASDAQ will provide written notification that the Company’s Class D common stock will be delisted.  However, the Company may apply to transfer its Class D common stock to the NASDAQ Capital Market.   If its application is approved, NASDAQ will afford the Company a second 180 calendar day compliance period in order to regain compliance while on the NASDAQ Capital Market.  If the Company does not regain compliance after such additional compliance period, NASDAQ will provide written notification that the Company’s Class D common stock will be delisted.  The Class D Notification did not impact upon the Company’s Class A common stock.

  On July 26, 2012, the Company received notification (the “Class A Notification”) from NASDAQ that for the 30 consecutive business days prior to July 26, 2012, the bid price of the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing. As such, the Company’s Class A common stock had become non-compliant with NASDAQ’s continued listing requirements.  As with the Company’s Class D common stock, the Company has a grace period of 180 calendar days, or until January 22, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Class A common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period.  If the Company does not regain compliance by January 22, 2013, NASDAQ will provide written notification that the Company’s Class A common stock will be delisted.  However, the Company may apply for an additional grace period if it meets all of the criteria for continued listing other than the minimum closing bid price at the time of application for the additional grace period. If the Company then fails to regain compliance within the additional grace period permitted by the NASDAQ Capital Market, the Company’s Class A common stock will be subject to delisting by NASDAQ.

  The Company will consider available options to resolve the noncompliance with the minimum bid price requirement for both the Class A and Class D common stock, including but not limited to the implementation of a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirements or other NASDAQ listing criteria for either class of stock.

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

   During the three months ended June 30, 2012 and 2011, approximately 59.0% and 63.1%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, for the three months ended June 30, 2012, approximately 43.5% of our net revenue was generated from local advertising and approximately 34.0% was generated from national advertising, including network advertising. In comparison, during the three months ended June 30, 2011, approximately 43.9% of our net revenue was generated from local advertising and approximately 35.0%, was generated from national advertising, including network advertising.  During the six months ended June 30, 2012 and 2011, approximately 55.5% and 68.2%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, for the six months ended June 30, 2012, approximately 41.0% of our net revenue was generated from local advertising and approximately 32.7% was generated from national advertising, including network advertising. In comparison, during the six months ended June 30, 2011, approximately 48.8% of our net revenue was generated from local advertising and approximately 32.6%, was generated from national advertising, including network advertising.  National advertising also includes advertising revenue generated from our Internet segment. The balance of net revenue from our radio franchise was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue. The change in revenue mix is due to the consolidation of TV One.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except margin data)

Net revenue	$105,916	$97,062	$208,958	$162,070
Station operating income	41,405	34,750	74,473	52,596
Station operating income margin	39.1%	35.8%	35.6%	32.5%
Consolidated net income (loss) attributable to common stockholders	$42,668	$98,550	$(36,574)	$34,305

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended		Six Months Ended
	June 30,
	2012	2011	2012	2011
	(In thousands)
Consolidated net income (loss) attributable to common stockholders	$42,668	$98,550	$(36,574)	$34,305
Add back non-station operating income items included in consolidated net income (loss):
Interest income	(25)	(9)	(47)	(17)
Interest expense	22,928	22,916	46,675	42,249
(Benefit from) provision for income taxes	(48,491)	38,611	16,763	84,230
Corporate selling, general and administrative, excluding stock-based compensation	9,824	7,523	19,390	14,772
Stock-based compensation	46	1,199	90	2,136
Equity in income of affiliated company	—	(208)	—	(3,287)
Loss on retirement of debt	—	—	—	7,743
Gain on investment in affiliated company	—	(146,879)	—	(146,879)
Other expense, net	610	47	603	22
Depreciation and amortization	9,742	10,238	19,427	14,321
Noncontrolling interests in income of subsidiaries	3,797	2,717	7,854	2,920
Impairment of long-lived assets	313	—	313	—
(Income) loss from discontinued operations, net of tax	(7)	45	(21)	81
Station operating income	$41,405	$34,750	$74,473	$52,596

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$42,668	$98,550	$(36,574)	$34,305
Add back non-station operating income items included in consolidated net loss:
Interest income	(25)	(9)	(47)	(17)
Interest expense	22,928	22,916	46,675	42,249
(Benefit from) provision for income taxes	(48,491)	38,611	16,763	84,230
Depreciation and amortization	9,742	10,238	19,427	14,321
EBITDA	26,822	170,306	46,244	175,088
Stock-based compensation	46	1,199	90	2,136
Gain on investment in affiliated company	—	(146,879)	—	(146,879)
Loss on retirement of debt	—	—	—	7,743
Equity in income of affiliated company	—	(208)	—	(3,287)
Other expense, net	610	47	603	22
Noncontrolling interests in income of subsidiaries	3,797	2,717	7,854	2,920
Impairment of long-lived assets	313	—	313	—
(Income) loss from discontinued operations, net of tax	(7)	45	(21)	81
Adjusted EBITDA	$31,581	$27,227	$55,083	$37,824

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 (In thousands)

	Three Months Ended June 30,
	2012	2011	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$105,916	$97,062	$8,854	9.1%
Operating expenses:
Programming and technical, excluding stock-based compensation	32,958	30,718	2,240	7.3
Selling, general and administrative, excluding stock-based compensation	31,553	31,594	(41)	(0.1)
Corporate selling, general and administrative, excluding stock-based compensation	9,824	7,523	2,301	30.6
Stock-based compensation	46	1,199	(1,153)	(96.2)
Depreciation and amortization	9,742	10,238	(496)	(4.8)
Impairment of long-lived assets	313	—	313	100.0
Total operating expenses	84,436	81,272	3,164	3.9
Operating income	21,480	15,790	5,690	36.0
Interest income	25	9	16	177.8
Interest expense	22,928	22,916	12	0.1
Gain on investment in affiliated company	—	146,879	(146,879)	(100.0)
Equity in income of affiliated company	—	208	(208)	(100.0)
Other expense, net	610	47	563	1,197.9
(Loss) income before (benefit from) provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(2,033)	139,923	(141,956)	(101.5)
(Benefit from) provision for income taxes	(48,491)	38,611	(87,102)	(225.6)
Net income from continuing operations	46,458	101,312	(54,854)	(54.1)
Income (loss) from discontinued operations, net of tax	7	(45)	(52)	(115.6)
Consolidated net income	46,465	101,267	(54,802)	(54.1)
Net income attributable to noncontrolling interests	3,797	2,717	1,080	39.7
Net income attributable to common stockholders	$42,668	$98,550	$(55,882)	(56.7)%

 Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$105,916	$97,062	$8,854	9.1%

During the three months ended June 30, 2012, we recognized approximately $105.9 million in net revenue compared to approximately $97.1 million during the same period in 2011. These amounts are net of agency and outside sales representative commissions, which were approximately $9.2 million during the three months ended June 30, 2012, compared to approximately $8.6 million for the comparable period in 2011. We began to consolidate the results of TV One during the second quarter of 2011 and recognized approximately $32.3 million of revenue from our new cable television segment during the three months ended June 30, 2012 compared to $25.2 million for the period April 15, 2011 through June 30, 2011. Net revenue for our radio broadcasting segment increased 2.7% and excluding the timing difference for the Company’s annual Gospel Cruise held in March 2012 versus April 2011, our core radio revenue, including syndicated programming, increased 6.5% for the quarter ended June 30, 2012 compared to the same period in 2011. Our Atlanta, Baltimore, Dallas, Detroit, Indianapolis, Raleigh and Washington D.C. clusters posted the most significant quarterly growth, while our Columbus, Philadelphia and St. Louis markets posted the most significant declines. Reach Media’s net revenues decreased 12.6% in the second quarter 2012 compared to the same period in 2011 partially due to changes to certain of Reach Media’s affiliate agreements that became effective on January 1, 2012. Net revenues for our internet business increased 2.7% for the three months ended June 30, 2012 compared to the same period in 2011.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$32,958	$30,718	$2,240	7.3%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The increase for the three months ended June 30, 2012 compared to the same period in 2011 is primarily related to consolidating the results of TV One for a full quarter in 2012.  Approximately $12.9 million of our consolidated programming and technical operating expenses were incurred by TV One for the three months ended June 30, 2012 versus approximately $11.8 million for the comparable period in 2011. The additional increase of our programming and technical expenses is due to higher payroll and talent costs in our radio broadcasting and Reach Media segments.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$31,553	$31,594	$(41)	(0.1)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The timing of the Company’s annual Gospel Cruise held in March 2012 versus April 2011 generated a decrease in expense for the quarter ended June 30, 2012 compared to the same period in 2011.  This decrease was offset by increased payroll costs in our radio broadcasting and internet segments.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$9,824	$7,523	$2,301	30.6%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses was due to higher professional fees, research and bad debt expenses at our cable television segment.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$46	$1,199	$(1,153)	(96.2)%

Vesting associated with the Company's long-term incentive plan, whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010, was fully completed as of December 31, 2011. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$9,742	$10,238	$(496)	(4.8)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2012 was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$313	$—	$313	100.0%

The increase in impairment of long-lived assets for the three months ended June 30, 2012 was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte radio broadcasting licenses.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$22,928	$22,916	$12	0.1%

Interest expense remained flat at approximately $22.9 million for the quarter ended June 30, 2012 compared to the same period in 2011. An increase in interest expense was due to a full quarter of interest on the TV One debt which was offset by a decrease due to the expiration of the PIK election. Through May 15, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis.  The PIK Election expired on May 15, 2012 and interest accruing from and after May 15, 2012 accrues at a rate of 12 1/2% and is payable in cash.

Gain on investment in affiliated company

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$—	$146,879	$(146,879)	(100.0)%

The gain on investment in affiliated company of approximately $146.9 million for the three months ended June 30, 2011 was due to obtaining the controlling interest in and the accounting impact of consolidating TV One’s operating results as of April 14, 2011.

Other expense, net

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$610	$47	$563	1,197.9%

Other expense, net, of $610,000 for the quarter ended June 30, 2012 was primarily due to the disposal of assets associated with the Company’s corporate office move.

Equity in income of affiliated company

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$—	$208	$(208)	(100.0)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the three months ended June 30, 2012 was due to the consolidation of TV One during the second quarter of 2011. Previously, the Company’s share of the net income was driven by TV One’s capital structure and the Company’s percentage ownership of the equity securities of TV One. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

(Benefit from) provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$(48,491)	$38,611	$(87,102)	(225.6)%

For the three months ended June 30, 2012, the benefit from income taxes of approximately $48.5 million is primarily due to adjusting the year-to-date income tax provision based on the actual effective tax rate as of June 30, 2012.  The provision for income taxes of approximately $38.6 million for the same period in 2011 is attributable to the increase in the deferred tax liability for indefinite-lived intangible assets and an increase in the expected pre-tax income of the Company due to the impact of the consolidation of TV One.

Income (loss) from discontinued operations, net of tax

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$7	$(45)	$(52)	(115.6)%

Included in the income (loss) from discontinued operations, net of tax, are the results of operations for radio stations sold or stations that we do not operate that are the subject of an LMA. The activity for the three months ended June 30, 2012 and 2011 resulted primarily from our remaining station in our Boston market entering into an LMA. The income (loss) from discontinued operations, net of tax, includes no tax provision for the three months ended June 30, 2012 and 2011.

Noncontrolling interests in income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2012	2011
$3,797	$2,717	$1,080	39.7%

The increase in noncontrolling interests in income of subsidiaries is due primarily to the impact of consolidating TV One’s operating results for a full quarter during the three months ended June 30, 2012.  This amount is partially offset by a net loss generated by Reach Media for the three months ended June 30, 2012 compared to net income for the same period in 2011.

Other Data

Station operating income

Station operating income increased to approximately $41.4 million for the three months ended June 30, 2012 compared to approximately $34.8 million for the comparable period in 2011, an increase of $6.6 million or 19.0%. This increase was primarily due to the impact of consolidating TV One results, as TV One generated approximately $13.7 million of station operating income during the quarter ended June 30, 2012 compared to $7.6 million during the quarter ended June 30, 2011.

Station operating income margin

Station operating income margin increased to 39.1% for the three months ended June 30, 2012 from 35.8% for the comparable period in 2011. The margin increase was primarily attributable to the impact of consolidating TV One results for a full quarter given TV One’s greater station operating margin of 42.3% for the three months ended June 30, 2012.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011 (In thousands)

	Six Months Ended June 30,
	2012	2011	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$208,958	$162,070	$46,888	28.9%
Operating expenses:
Programming and technical, excluding stock-based compensation	64,123	49,549	14,574	29.4
Selling, general and administrative, excluding stock-based compensation	70,362	59,925	10,437	17.4
Corporate selling, general and administrative, excluding stock-based compensation	19,390	14,772	4,618	31.3
Stock-based compensation	90	2,136	(2,046)	(95.8)
Depreciation and amortization	19,427	14,321	5,106	35.7
Impairment of long-lived assets	313	—	313	100.0
Total operating expenses	173,705	140,703	33,002	23.5
Operating income	35,253	21,367	13,886	65.0
Interest income	47	17	30	176.5
Interest expense	46,675	42,249	4,426	10.5
Loss on retirement of debt	—	7,743	(7,743)	(100.0)
Gain on investment in affiliated company	—	146,879	(146,879)	(100.0)
Equity in income of affiliated company	—	3,287	(3,287)	(100.0)
Other expense, net	603	22	581	2,640.9
Loss (income) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(11,978)	121,536	(133,514)	(109.9)
Provision for income taxes	16,763	84,230	(67,467)	(80.1)
Net (loss) income from continuing operations	(28,741)	37,306	(66,047)	(177.0)
Income (loss) from discontinued operations, net of tax	21	(81)	(102)	(125.9)
Consolidated net (loss) income	(28,720)	37,225	(65,945)	(177.2)
Net income attributable to noncontrolling interests	7,854	2,920	4,934	169.0
Net income (loss) attributable to common stockholders	$(36,574)	$34,305	$(70,879)	(206.6)%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$208,958	$162,070	$46,888	28.9%

During the six months ended June 30, 2012, we recognized approximately $209.0 million in net revenue compared to approximately $162.1 million during the same period in 2011. These amounts are net of agency and outside sales representative commissions, which were approximately $16.4 million during the six months ended 2012, compared to approximately $15.4 million during the same period in 2011. We began to consolidate the results of TV One during the three months ended June 30, 2011 and recognized approximately $25.2 million of revenue from our cable television segment for the period April 15, 2011 through June 30, 2011 versus approximately $64.5 million for the six months ended June 30, 2012. Net revenue for our radio broadcasting segment increased 5.6% for the six months ended June 30, 2012.  Our Atlanta, Baltimore, Detroit, Indianapolis and Raleigh markets experienced the most significant net revenue growth, while our Charlotte, Columbus Houston, Philadelphia and St. Louis markets experienced declines. Reach Media's net revenue decreased 9.8% for the six months ended June 30, 2012 compared to the same period in 2011 partially due to changes to certain of Reach Media’s affiliate agreements that became effective January 1, 2012. Net revenue for our internet business increased 30.5% for the six months ended June 30, 2012 compared to the same period in 2011. Our internet business continued to recognize strong revenue growth due to an improved sales effort and strong traffic growth.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$64,123	$49,549	$14,574	29.4%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management.  The increase for the six months ended June 30, 2012 compared to the same period in 2011 is primarily related to consolidating the results of TV One. Approximately $24.1 million of our consolidated programming and technical operating expenses were recognized directly from TV One during the six months ended June 30, 2012 versus approximately $11.8 million for the period April 15, 2011 through June 30, 2011. Of these total amounts, for the six months ended June 30, 2012 and 2011, approximately $18.2 million and $9.4 million, respectively, relates to content amortization. The additional increase of our programming and technical expenses is due to higher payroll and talent costs in our radio broadcasting and Reach Media segments.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$70,362	$59,925	$10,437	17.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our cable television segment accounted for approximately $6.9 million of the increase due to the impact of consolidating six months of results of TV One in 2012 versus a shorter period in 2011.  In addition, there are increased payroll costs, research expenses and traffic acquisition costs during the six months ended June 30, 2012 compared to the same period in 2011.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$90	$2,136	$(2,046)	(95.8)%

Vesting associated with the Company's long-term incentive plan, whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010, was fully completed as of December 31, 2011. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$19,390	$14,772	$4,618	31.3%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses was due to higher payroll costs, research expenses and professional fees at our cable television segment.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$19,427	$14,321	$5,106	35.7%

The increase in depreciation and amortization expense for the six months ended June 30, 2012 was due primarily to additional depreciation and amortization expense of approximately $7.1 million resulting from the increase in fixed and intangible assets recorded as part of the consolidation of TV One. This increased expense was partially offset by the completion of amortization for certain intangible assets and the completion of depreciation and amortization for certain assets across our other segments.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$313	$—	$313	100.0%

The increase in impairment of long-lived assets for the six months ended June 30, 2012 was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte radio broadcasting licenses.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$46,675	$42,249	$4,426	10.5%

The increase in interest expense for the six months ended June 30, 2012 was due to our entry into the March 31, 2011 senior secured credit facility (the “2011 Credit Agreement”) as well as the consolidation of TV One, which included debt and interest expense associated with the TV One Notes.  Higher interest rates associated with the 2011 Credit Agreement were in effect for the six months ended June 30, 2012 compared to the same period in 2011.  Through May 15, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis.  The PIK Election expired on May 15, 2012 and interest accruing from and after May 15, 2012 accrues at a rate of 12 1/2% and is payable in cash.  Approximately $2.9 million of the increased interest expense relates to the TV One Notes.

Loss on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$—	$ 7,743	$(7,743)	(100.0)%

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

Gain on investment in affiliated company

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$—	$146,879	$(146,879)	(100.0)%

The gain on investment in affiliated company of approximately $146.9 million for the six months ended June 30, 2011 was due to obtaining the controlling interest in and the accounting impact of consolidating TV One’s operating results as of April 14, 2011.

Other expense, net

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$603	$22	$581	2,640.9%

Other expense, net, of $603,000 for the six months ended June 30, 2012 was primarily due to the disposal of assets associated with the Company’s corporate office move.

Equity in income of affiliated company

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$—	$3,287	$(3,287)	(100.0)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the six months ended June 30, 2012 was due to the consolidation of TV One during the second quarter of 2011. Previously, the Company’s share of the net income was driven by TV One’s capital structure and the Company’s percentage ownership of the equity securities of TV One. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

Provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$16,763	$84,230	$67,467	80.1%

For the six months ended June 30, 2012, the provision for income taxes is approximately $16.8 million based on the actual effective tax rate as of June 30, 2012.  The provision for income taxes of approximately $84.2 million for the same period in 2011 is attributable to the increase in the deferred tax liability for indefinite-lived intangible assets and an increase in the expected pre-tax income of the Company due to the impact of the consolidation of TV One.

Income (loss) from discontinued operations, net of tax

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$21	$(81)	$(102)	(125.9)%

Included in the income (loss) from discontinued operations, net of tax, are the results of operations for radio stations sold or stations that we do not operate that are the subject of an LMA. The activity for the six months ended June 30, 2012 and 2011 resulted primarily from our remaining station in our Boston market entering into an LMA. The income (loss) from discontinued operations, net of tax, includes no tax provision for the six months ended June 30, 2012 and 2011.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2012	2011
$7,854	$2,920	$4,934	169.0%

The increase in noncontrolling interests in income of subsidiaries is due primarily to the impact of consolidating TV One’s operating results during the six months ended June 30, 2012.  This amount is partially offset by a net loss generated by Reach Media for the six months ended June 30, 2012 compared to net income for the same period in 2011.

 Other Data

Station operating income

Station operating income increased to approximately $74.5 million for the six months ended June 30, 2012 compared to approximately $52.6 million for the comparable period in 2011, an increase of $21.9 million or 41.6%. This increase was primarily due to consolidating TV One results, as TV One generated approximately $27.7 million of station operating income during the six months ended June 30, 2012 compared to $7.6 million during the six months ended June 30, 2011.

Station operating income margin

Station operating income margin increased to 35.6% for the six months ended June 30, 2012 from 32.5% for the comparable period in 2011. The margin increase was primarily attributable to the impact of consolidating TV One results given TV One’s greater station operating margin of 43.0% for the six months ended June 30, 2012.

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

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	5.25 to 1.00 on June 30, 2011;
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011;
▪	4.75 to 1.00 on March 31, 2012;
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012;
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011;
▪	9.00 to 1.00 on March 31, 2012;
▪	8.75 to 1.00 on June 30, 2012;
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012;
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2012, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of June 30, 2012		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$83.2

Pro Forma Last Twelve Months Interest Expense (In millions)	$52.0

Senior Debt (In millions)	$358.7
Total Debt (In millions)	$686.5

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.31	x	4.50	x	0.19	x

Total Leverage
Total Debt / Covenant EBITDA	8.25	x	8.75	x	0.50	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.60	x	1.25	x	0.35	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of June 30, 2012, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.

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

As of June 30, 2012, the Company had approximately $23.9 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $19.3 million was available to be borrowed.

As of June 30, 2012, the Company had outstanding approximately $379.2 million on its term credit facility. During the quarter ended June 30, 2012, the Company repaid its quarterly installment of approximately $1.0 million under the 2011 Credit Agreement. In addition, on April 13, 2012, the Company made an approximately $2.0 million term loan principal repayment based on its December 31, 2011 excess cash flow calculation according to the terms of the 2011 Credit Agreement. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Senior Subordinated Notes

Period after the March 2011 Refinancing Transaction

As of June 30, 2012, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and approximately $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $261.6 million as of June 30, 2012, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of $545,000 as of June 30, 2012. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on June 30, 2012, interest payments of $24,000 are payable each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes is payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest accrues at a rate of 12 1/2% and is payable in cash.

Interest on the Exchange Notes will accrue from the date of original issuance or, if interest has already been paid, from the date it was most recently paid.  Interest will accrue for each quarterly period at a rate of 12 1/2% if the interest for such quarterly period is paid fully in cash.  In the event of a PIK Election, including the PIK Election that was in effect through May 15, 2012, the interest paid in cash and the interest paid-in-kind by issuance of additional Exchange Notes (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

In the absence of an election for any interest period, interest on the Exchange Notes shall be payable according to the election for the previous interest period, provided that interest accruing from and after May 15, 2012 shall accrue at a rate of 12 1/2% and shall be payable in cash. A PIK Election remained in effect through May 15, 2012. After May 15, 2012, interest accrues at a rate of 12 1/2% and is payable wholly in cash and the Company no longer has an option to pay any portion of its interest through the issuance of PIK Notes.

During the quarter ended June 30, 2012, the Company paid cash interest in the amount of approximately $15.5 million and issued approximately $7.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect. During the six months ended June 30, 2012, the Company paid cash interest in the amount of approximately $31.0 million and issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

The indentures governing the Company’s 12 1/2%/15% Senior Subordinated Notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12 1/2%/15% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement.

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2012:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$373.1	7.50%
12 1/2%/15% Senior Subordinated Notes (fixed rate)	$327.0	12.50%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%
6 3/8% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

(1)	Subject to variable Libor plus a spread currently at 6.00% and incorporated into the applicable interest rate set forth above.

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

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2012 and 2011:

	2012	2011
	(In thousands)

Net cash flows provided by (used in) operating activities	$18,182	$(209)
Net cash flows (used in) provided by investing activities	$(1,675)	$61,635
Net cash flows used in by financing activities	$(9,686)	$(40,729)

      Net cash flows provided by operating activities were approximately $18.2 million for the six months ended June 30, 2012 compared to net cash flows used in operating activities of $209,000 for the six months ended June 30, 2011.  Cash flow from operating activities for the six months ended June 30, 2012 increased from the prior year primarily due to improved operating results and improved working capital changes, partially offset by increased payments for content assets.

      Net cash flows used in investing activities were approximately $1.7 million for the six months ended June 30, 2012 compared to net cash flows provided by investing activities of approximately $61.6 million for the six months ended June 30, 2011. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $6.7 million and $3.6 million for the six months ended June 30, 2012 and 2011, respectively. Proceeds from sales of investment securities were approximately $5.6 million for the six months ended June 30, 2012. Cash flow from investing activities for the six months ended June 30, 2011 were primarily due to the net cash and investments acquired in connection with the TV One consolidation of approximately $65.2 million.

     Net cash flows used in financing activities were approximately $9.7 million and $40.7 million for the six months June 30, 2012 and 2011, respectively. During the six months ended June 30, 2011, the Company borrowed approximately $378.3 million from its credit facility. During the six months ended June 30, 2012 and 2011, the Company repaid approximately $3.9 million and $353.7 million, respectively, in outstanding debt.  During the six months ended June 30, 2011, we repurchased a noncontrolling interest in TV One for approximately $54.6 million. During the six months ended June 30, 2012 and 2011, respectively, we capitalized $17,000 and approximately $6.0 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities. In addition, during the six months ended June 30, 2011, we repurchased approximately $7.5 million of our Class D Common Stock.  TV One paid approximately $5.8 million in dividends to noncontrolling interest shareholders for the six months ended June 30, 2012.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2012, we had approximately $677.1 million in broadcast licenses and $272.0 million in goodwill, which totaled $949.1 million, and represented approximately 64.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded an impairment charge of $313,000 against our Charlotte radio broadcasting licenses during the three and six months ended June 30, 2012. We did not record any impairment charges for the six months ended June 30, 2011.

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

During the second quarter of 2012, the total market revenue growth for certain markets was below that used in our 2011 annual impairment testing. We deemed this shortfall to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of June 30, 2012. The Company recorded an impairment charge of $313,000 related to our Charlotte radio broadcasting licenses.  The remaining radio broadcasting licenses that were tested during the second quarter of 2012 were not impaired. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairment assessments performed since January 2011.

Radio Broadcasting Licenses	May 31, 2011 (a)	September 30, 2011 (a)	October 1, 2011	June 30, 2012 (a)

Pre-tax impairment charge (in millions)	$—	$—	$—	$0.3

Discount Rate	10.0%	9.5%	10.0%	10.0%
Year 1 Market Revenue Growth Range	1.3% -2.8%	1.5% -2.0%	1.5% -2.5%	1.0% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.0%	1.5% - 2.0%	1.0% - 2.0%	1.0% - 2.0%
Mature Market Share Range	9.0% - 22.5%	9.3% - 22.4%	0.7% - 28.9%	5.8% - 15.6%
Operating Profit Margin Range	32.7% - 40.8%	32.7% - 33.0%	19.1% - 47.4%	29.1% - 48.0%

(a)	Reflects changes only to the key assumptions used in quarterly interim testing for certain reporting units.

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

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2011. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. With the assistance of a third-party valuation firm, the Company assessed the fair value of the redeemable noncontrolling interest in Reach Media at June 30, 2012. Upon review of the results of the interim and year-end impairment tests, and quarter-end assessment, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Reach Media Goodwill	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012

Pre-tax impairment charge (in millions)	$–	$–	$–	$–	$–	$–

Discount Rate	13.5%	13.0%	12.0%	12.5%	12.5%	12.5%
Year 1 Revenue Growth Rate	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%	3.0% - 12.7%	2.2% - 9.7%	0.3% - 2.5%

Operating Profit Margin Range	16.2% - 27.4%	17.6% - 22.6%	18.8% - 21.7%	(2.0)% - 16.8%	3.7% - 18.1%	4.9% - 15.3%

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The Company adopted this guidance on January 1, 2012 and it did not have a significant impact on the Company’s financial statements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure.  The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $747,000 in 6 3/8% Senior Subordinated Notes due February 2013 and $327.0 million in our 12 1/2%/15% Senior Subordinated Notes due May 2016.  Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

 Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, at that time, reached an agreement with these organizations on a temporary fee schedule that reflected a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. In May 2010 and June 2010, the U.S. District Court’s judge charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC.  In January 2012, the U.S. District Court approved a settlement between RMLC and ASCAP.  The settlement determines the amount to be paid to ASCAP for usage through 2016. In addition, stations will receive a credit for overpayments made in 2010 and 2011 to ASCAP. In June 2012, RMLC and BMI reached a settlement agreement.  The settlement covers the period through 2016 and determines a new fee structure based on percentage of revenue.  In addition, stations will receive a credit for overpayments made in 2010 and 2011 to BMI.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2016. In connection with these agreements,  the Company incurred expenses of approximately $2.6 million and $5.4 million for the three and six month periods ended June 30, 2012, respectively, and approximately $3.5 million and $6.3 million, respectively, for the three and six month periods ended June 30, 2011.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	2017 and Beyond	Total
	(In thousands)
6 3/8% Senior Subordinated Notes(1)	$24	$753	$–	$–	$–	$–	$777
12 1/2%/15% Senior Subordinated Notes(1)	20,440	40,879	40,879	40,879	339,980	–	483,057
Credit facilities(2)	16,563	32,239	31,951	31,663	372,771	–	485,187
Other operating contracts / agreements(3)	39,266	38,164	24,664	4,121	4,033	642	110,890
Operating lease obligations	4,855	8,287	7,218	6,073	5,252	17,224	48,909
Senior Secured Notes(4)	5,950	11,900	11,900	11,900	121,777	–	163,427
Total	$87,098	$132,222	$116,612	$94,636	$843,813	$17,866	$1,292,247

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2012.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had four standby letters of credit totaling approximately $1.1 million in connection with our annual insurance policy renewals and real estate leases.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and six months ended June 30, 2012 and 2011, Radio One paid $37,000 and $1,000 and $37,000 and $0, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and six months ended June 30, 2012, the Company provided advertising services to Music One in the amounts of $0 and $1,000, respectively. For the six months ended June 30, 2011, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the six months ended June 30, 2012 and 2011.

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

Remediation of an Identified Material Weakness

    Management of Radio One, Inc. (“the Company”) and the Audit Committee of the Company’s Board of Directors (“the Committee”) concluded that the Company’s 2011 financial statements and the related report of the Company’s independent registered public accounting firm, Ernst & Young LLP, on the consolidated financial statements as of and for the year ended December 31, 2011 should no longer be relied upon. This conclusion was reached because the Company concluded that its consolidated statements of cash flows for the year ended December 31, 2011 and all interim periods within that year after the first quarter of 2011 and the three month period ended March 31, 2012 improperly classified cash payments for TV One content assets as investing rather than operating activities. The classification errors had no effect on the reported changes in cash and cash equivalents in any period, and also had no effect on the consolidated balance sheet, the consolidated statement of operations, or the consolidated statement of stockholders’ equity for any period.

         In our quarterly and annual reports for the periods ended from June 30, 2011 through March 31, 2012, we identified the following material weakness in our internal controls over financial reporting:

•	The Company did not maintain internal controls with regard to evaluating the proper cash flow classification of cash payments for TV One content assets

   We took the following actions to remediate this material weakness:

•	Restructured the Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments

•	Updated accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate the previously communicated weakness and to appropriately account for transactions

•	Implemented a required senior management, legal and accounting review to specifically address all new disclosures and related financial information

       As part of its financial statement close process for the quarter ended June 30, 2012, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weakness described above has been remediated as of the date of this filing.

Changes in internal control over financial reporting

       Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above under “Remediation of an Identified Material Weakness”, there were changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2012, the Company received notification (the “Class D Notification”) from the NASDAQ Stock Markets (“NASDAQ”) that for the 30 consecutive business days prior to July 13, 2012, the bid price of the Company’s Class D common stock had closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 5450(a)(1). As such, the Company’s Class D common stock had become non-compliant with NASDAQ’s continued listing requirements.  In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until January 9, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Class D common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period.  If the Company does not regain compliance by January 9, 2013, NASDAQ will provide written notification that the Company’s Class D common stock will be delisted.  However, the Company may apply to transfer its Class D common stock to the NASDAQ Capital Market.   If its application is approved, NASDAQ will afford the Company a second 180 calendar day compliance period in order to regain compliance while on the NASDAQ Capital Market.  If the Company does not regain compliance after such additional compliance period, NASDAQ will provide written notification that the Company’s Class D common stock will be delisted.  The Class D Notification did not impact upon the Company’s Class A common stock.

On July 26, 2012, the Company received notification (the “Class A Notification”) from NASDAQ that for the 30 consecutive business days prior to July 26, 2012, the bid price of the Company’s Class A common stock had closed below the minimum $1.00 per share requirement for continued listing. As such, the Company’s Class A common stock had become non-compliant with NASDAQ’s continued listing requirements.  As with the Company’s Class D common stock, the Company has a grace period of 180 calendar days, or until January 22, 2013, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Class A common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-day grace period.  If the Company does not regain compliance by January 22, 2013, NASDAQ will provide written notification that the Company’s Class A common stock will be delisted.  However, the Company may apply for an additional grace period if it meets all of the criteria for continued listing other than the minimum closing bid price at the time of application for the additional grace period. If the Company then fails to regain compliance within the additional grace period permitted by the NASDAQ Capital Market, the Company’s Class A common stock will be subject to delisting by NASDAQ.

The Company will consider available options to resolve the noncompliance with the minimum bid price requirement for both the Class A and Class D common stock, including but not limited to the implementation of a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirements or other NASDAQ listing criteria for either class of stock.

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

August 09, 2012