Form 10-K/A
period 2011-12-31
RADIO ONE, INC.
filed 2012-08-28
CIK 1041657

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Amended 10-K”), amends our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the “Original 10-K”). This Amended 10-K amends the Original 10-K for the purpose of amending its previously filed consolidated statement of cash flows for the year ended December 31, 2011 for the three and six-month periods ended June 30, 2011 and for the three and nine-month periods ended September 30, 2011 to adjust certain items contained therein. As a result of these adjustments, net cash flows provided by operating activities for the year ended December 31, 2011 decreased by approximately $23.4 million, net cash flows provided by investing activities for the year ended December 31, 2011 increased by approximately $23.4 million, and net cash flows used in financing activities were unchanged.

The adjustments have no impact on the net increase in cash and cash equivalents for the year ended December 31, 2011 or the cash and cash equivalents balance as of December 31, 2011. In addition, these adjustments have no impact to the consolidated balance sheet as of December 31, 2011, or the consolidated statement of operations and consolidated statement of changes in stockholders’ equity for the year ended December 31, 2011.

This Amended 10-K does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosure in the Original 10-K, other than the amendments noted above, the evaluation and current developments of controls and procedures in Item 9A, the filing of consents of our independent registered public accounting firm, and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

2

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

Cautionary Note Regarding Forward-Looking Statements

This document, and the documents incorporated by reference into this Annual Report on Form 10-K/A, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

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

Internet Address and Internet Access to SEC Reports

Our internet address is www.radio-one.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

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
			(In thousands)
	As Restated
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$31,606	$17,836	$45,443	$13,832	$44,014
Investing activities	55,800	(4,664)	(4,871)	66,031	78,468
Financing activities	(60,659)	(23,943)	(42,898)	(81,821)	(130,641)
Other Data:
Cash interest expense(1)	$56,072	$48,805	$36,568	$68,611	$70,798
Capital expenditures	9,445	8,753	4,528	12,541	10,203

(1)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, LMA fees, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

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

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)
	As Restated

Net cash flows provided by operating activities	$31,606	$17,836
Net cash flows used in investing activities	55,800	(4,664)
Net cash flows used in financing activities	(60,659)	(23,943)

Net cash flows provided by operating activities were approximately $31.6 million for the year ended December 31, 2011 compared to net cash flows provided by operating activities of approximately $17.8 million for the year ended December 31, 2010. Net cash flows provided by operating activities for the year ended December 31, 2011 increased from the prior year due primarily to changes in non cash items included in consolidated net loss, offset by changes in operating assets and liabilities, consisting of a decrease in cash flows from the change in accounts receivable, and payments for content assets of approximately $23.4 million.

Net cash flows provided by investing activities were approximately $55.8 million for the year ended December 31, 2011 compared to net cash flows used in investing activities of approximately $4.7 million for the year ended December 31, 2010. Cash flow from investing activities for the year ended December 31, 2011 increased from the prior year primarily due to the net cash and investments acquired in connection with the TV One consolidation of approximately $65.2 million. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $9.4 million and $4.3 million for the years ended December 31, 2011 and 2010, respectively.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which was subsequently modified in December 2011 by ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU (as modified) are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted these provisions effective January 1, 2012 and the financial statements included in this 10-K/A have been revised to give effect to the retrospective adoption of this guidance.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In connection with the preparation of this Form 10-K/A, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were ineffective due to deficiencies in the financial statement close process because of an improper classification of cash payments for TV One content assets on the consolidated statement of cash flows.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were ineffective in reaching that level of reasonable assurance.

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

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted a re-assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the material weakness related to the classification of TV One content asset payments, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Identification and Remediation of Material Weakness

The Company has concluded that its previously filed consolidated statements of cash flows for the year ended December 31, 2011 and all interim periods within that year after the first quarter of 2011 improperly classified cash payments for TV One content assets as investing rather than operating activities. The classification errors had no effect on the reported changes in cash and cash equivalents in any period, and also had no effect on the consolidated balance sheet, the consolidated statement of operations, or the consolidated statement of stockholders’ equity for any period.

We identified the following material weakness in our internal controls over financial reporting:

•	The Company did not maintain internal controls with regard to evaluating the proper cash flow classification of cash payments for TV One content assets

We developed a plan to take the following actions to remediate this material weakness:

•	Restructured the Finance and Accounting functions and engaged additional resources with the appropriate industry experience for our Finance and Accounting departments

•	Updated accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate the previously communicated weakness and to appropriately account for transactions

•	Implemented a required senior management, legal and accounting review to specifically address all new disclosures and related financial information

As part of its financial statement close process for the quarterly period ended June 30, 2012, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weakness described above has been remediated as of the date of the filing of the Company’s second quarter 2012 Form 10-Q.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of September 21, 2000, of the Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).
3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
3.3	Restated Articles of Incorporation of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.4	Restated Bylaws of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.6	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.11	Articles of Incorporation of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Bylaws of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Certificate of Formation of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Limited Liability Company Agreement of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.17	Certificate of Incorporation of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Amended and Restated Bylaws of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.19	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.20	Bylaws of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.22	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Articles of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.26	Bylaws of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.27	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).

3.28	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.29	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Formation of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Liability Company Agreement of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Incorporation of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Bylaws of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.44	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.45	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.46	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.47	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.48	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.49	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.50	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.51	Certificate of Formation of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.52	Limited Liability Company Agreement of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.53	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.54	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
4.1	Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001).
4.2	First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed October 4, 2001).
4.3	Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s registration statement on Form S-3, filed January 29, 2002).
4.4	Third Supplemental Indenture dated as of July 17, 2003, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2003).
4.5	Fourth Supplemental Indenture dated as of October 19, 2004, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
4.6	Fifth Supplemental Indenture dated as of February 8, 2005, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2004).
4.7	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 11, 2005).
4.8	Sixth Supplemental Indenture dated as of February 15, 2006 among Radio One, Inc., the Guaranteeing Subsidiary and the Existing Guarantors listed therein, and The Bank of New York, as successor trustee under the Indenture dated May 18, 2001, as amended (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.9	First Supplemental Indenture dated as of February 15, 2006 among Radio One, Inc., Syndication One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.11	Seventh Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., the Guaranteeing Subsidiary and the Existing Guarantors listed therein, and The Bank of New York, as successor trustee under the Indenture dated May 18, 2001, as amended. (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2006).

4.12	Second Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., Magazine One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2006).
4.13	Third Supplemental Indenture, dated as of March 30, 2010 by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto, Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc., Distribution One, LLC and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).
4.14	Eighth Supplemental Indenture, dated as of March 30, 2010, by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc., Distribution One, LLC and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon, as successor to United States Trust Company of New York, as trustee under the Indenture dated as of May 18, 2001 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).
4.15	Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.16	Ninth Supplemental Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors listed therein, and Wilmington Trust Company, as successor trustee to The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture dated May 18, 2001, as amended (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.17	Fourth Supplemental Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors listed therein, and Wilmington Trust Company, as successor trustee to The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture dated February 10, 2005. (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.18	Exchange and Registration Rights Agreement, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and certain holders of its debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.19	Supplemental Indenture, dated as of March 11, 2011, among Radio One, Inc., the Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2010).
4.20	Indenture, dated as of February 25, 2011, by and among TV One, LLC, TV One Capital Corp., U.S. Bank, National Association, as trustee, and U.S. Bank, National Association, as collateral trustee, relating to the 10% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2010).
10.1	Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).
10.2	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.5	Credit Agreement, dated June 13, 2005, by and among Radio One Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005).
10.6	Guarantee and Collateral Agreement, dated June 13, 2005, made by Radio One, Inc. and its Restricted Subsidiaries in favor of Wachovia Bank (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005).
10.7	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.8	First Amendment to Credit Agreement dated as of April 26, 2006, to Credit Agreement dated June 13, 2005, by and among Radio One, Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 28, 2006).
10.9	Waiver to Credit Agreement dated July 12, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.10	Employment Agreement between Radio One, Inc. and Barry A. Mayo dated as of August 31, 2009 and effective as of August 5, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed September 2, 2009).
10.11	Second Amendment to Credit Agreement and Waiver dated as of September 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed September 18, 2007).
10.12	Waiver and Consent to Credit Agreement dated May 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed May 18, 2007).
10.13	Consent to Credit Agreement dated March 30, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 5, 2007).
10.14	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated March 3, 2011 (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 9, 2011).
10.16	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.17	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.18	Third Amendment to Credit Agreement and Waiver to Credit Agreement by and among Radio One, Inc., Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association), as Administrative Agent and the Lenders, dated as of March 30, 2010 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).
10.19	Agreement, dated June 16, 2010, by and among Radio One, Inc. and certain holders of its outstanding debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 16, 2010).
10.20	Commitment Letter, exhibits and annexes thereto, dated as of June 16, 2010, by and among Radio One, Inc., Deutsche Bank Trust Company Americas and Deutsche Bank Securities Inc. (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 16, 2010).
10.21	Forbearance Agreement, dated as of July 15, 2010, by and among the Radio One, Inc., Wells Fargo Bank, N.A. and certain of Radio One’s lenders (incorporated by reference to Radio One’s Current Report on Form 8-K filed July 16, 2010).

10.22	Amendment to Forbearance Agreement, by and among Radio One, Inc., Wells Fargo Bank, N.A. and certain of Radio One Inc.’s lenders (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 17, 2010).
10.23	Support Agreement, dated November 5, 2010, by and among Radio One, Inc. and certain holders of its outstanding debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed November 8, 2010).
10.24	Agreement, dated November 12, 2010, by and among the Company and certain holders of its outstanding debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed November 18, 2010).
10.25	Amendment and Restatement Agreement, dated as of November 24, 2010, to the Credit Agreement, dated as of June 13, 2005, by and among Radio One, Inc. as Borrower, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as Administrative Agent, the lenders referred to therein and the other parties from time to time party thereto (incorporated by reference to Radio One Inc.’s Current Report on Form 8-K filed on December 1, 2010).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Annual Report on Form 10-K/A for the year ended December 31, 2011, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2012.

Radio One, Inc.

By:	/s/ Peter D. Thompson
Name: Peter D. Thompson
Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 28, 2012.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying 2011 statement of cash flows has been restated to correct a classification error.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 30, 2012, except for Notes 1(aa), 2, and 21, as to which the date is August 28, 2012

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
	2011	2010	2009
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$12,903	$(26,625)	$(48,558)
NET CHANGE IN UNREALIZED GAIN ON DERIVATIVE AND HEDGING ACTIVITIES	158	662	895
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	(199)	—	—
COMPREHENSIVE INCOME (LOSS)	12,862	(25,963)	(47,663)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,014	2,008	4,329
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,848	$(27,971)	$(51,992)

The accompanying notes are an integral part of these financial statements

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For The Years Ended December 31, 2009, 2010 and 2011

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2008	$—	$3	$3	$3	$70	$(2,981)	$992,479	$(717,525)	$—	$272,052
Consolidated net loss	—	—	—	—	—	—	—	(52,887)	—	(52,887)
Change in unrealized gain on derivative and hedging activities, net of taxes	—	—	—	—	—	895	—	—	—	895
Comprehensive income
Repurchase of 34,889 shares of Class A and 27,691,398 shares of Class D common stock	—	—	—	—	(28)	—	(19,670)	—	—	(19,698)
Vesting of non-employee restricted stock	—	—	—	—	—	—	554	—	—	554
Reach media stock return from noncontrolling shareholder	—	—	—	—	—	—	(1,388)	—	—	(1,388)
Stock-based compensation expense	—	—	—	—	—	—	1,095	—	—	1,095
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(4,795)	—	—	(4,795)
BALANCE, as of December 31, 2009	$—	$3	$3	$3	$42	$(2,086)	$968,275	$(770,412)	$—	$195,828
Consolidated net loss	—	—	—	—	—	—	—	(28,633)	—	(28,633)
Change in unrealized gain on derivative and hedging activities, net of taxes	—	—	—	—	—	662	—	—	—	662
Comprehensive loss
Stock-based compensation expense	—	—	—	—	3	—	5,796	—	—	5,799
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	20,679	—	—	20,679
BALANCE, as of December 31, 2010	$—	$3	$3	$3	$45	$(1,424)	$994,750	$(799,045)	$—	$194,335
Consolidated net income	—	—	—	—	—	—	—	2,889	7,959	10,848
Conversion of 76,486 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of 54,566 shares of Class A common stock	—	—	—	—	—	—	(73)	—	—	(73)
Repurchase of 4,245,567 shares of Class D common stock	—	—	—	—	(4)	—	(9,397)	—	—	(9,401)
Recognition of noncontrolling interest in TV One	—	—	—	—	—	—	—	—	209,410	209,410
Net change in unrealized loss on investment activities	—	—	—	—	—	(199)	—	—	—	(199)
Change in unrealized gain on derivative and hedging activities, net of taxes	—	—	—	—	—	158	—	—	—	158
Termination of interest rate swap	—	—	—	—	—	1,266	—	—	—	1,266
Comprehensive income
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	11,414	—	—	11,414
Stock-based compensation expense	—	—	—	—	—	—	5,146	—	—	5,146
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(12,306)	(12,306)
BALANCE, as of December 31, 2011	$—	$3	$3	$3	$41	$(199)	$1,001,840	$(796,156)	$205,063	$410,598

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	As Restated- See Note 2
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$12,903	$(26,625)	$(48,558)
Adjustments to reconcile consolidated net income (loss) to net cash from operating activities:
Depreciation and amortization	37,069	17,385	20,964
Amortization of debt financing costs	3,750	2,970	2,419
Amortization of content assets	31,539	—	—
Write off of debt financing costs	—	3,055	—
Deferred income taxes	64,151	1,311	1,996
Gain on investment in affiliated company	(146,879)	—	—
Impairment of long-lived assets	22,331	36,063	65,937
Equity in income of affiliated company	(3,287)	(5,558)	(3,653)
Stock-based compensation	5,146	5,799	1,649
Non-cash interest	26,023	—	—
Loss (gain) on retirement of debt	7,743	(6,646)	(1,221)
Amortization of contract inducement and termination fee	—	—	(1,263)
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	2,985	(11,489)	2,431
Prepaid expenses and other assets	3,228	(3,444)	356
Other assets	3,845	7,122	4,824
Accounts payable	(2,823)	(1,153)	840
Accrued interest	2,145	(4,941)	(584)
Accrued compensation and related benefits	(1,640)	474	(146)
Income taxes payable	123	138	1,502
Other liabilities	(13,781)	3,416	(2,751)
Payments for contents assets	(23,412)	—	—
Net cash flows provided by (used in) operating activities from discontinued operations	447	(41)	701
Net cash flows provided by operating activities	31,606	17,836	45,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,445)	(4,322)	(4,528)
Net cash and investments acquired in connection with TV One consolidation	65,245	—	—
Purchase of other intangible assets	—	(342)	(343)
Net cash flows provided by (used in) investing activities	55,800	(4,664)	(4,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	378,280	342,000	116,500
Debt refinancing and modification costs	(6,253)	(19,750)	(1,658)
Repurchase of noncontrolling interests	(54,595)	—	—
Proceeds from noncontrolling interest member	2,776	—	—
Payment of dividends to noncontrolling interest shareholders of Reach Media	(1,511)	(2,844)	—
Payment of dividend to noncontrolling interest shareholders of TV One	(12,306)	—	—
Proceeds from issuance of senior subordinated notes	—	286,794	—
Repayment of senior subordinated notes	—	(290,800)	(1,220)
Repayment of credit facility	(356,576)	(339,343)	(136,670)
Repayment of other debt	(1,000)	—	(153)
Repurchase of common stock	(9,474)	—	(19,697)
Net cash flows used in financing activities	(60,659)	(23,943)	(42,898)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,747	(10,771)	(2,326)
CASH AND CASH EQUIVALENTS, beginning of year	9,192	19,963	22,289
CASH AND CASH EQUIVALENTS, end of year	$35,939	$9,192	$19,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$56,072	$48,805	$36,568
Income taxes	$2,437	$2,560	$3,639

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which was subsequently modified in December 2011 by ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU (as modified) are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has retrospectively adopted ASU 2011-5 for all periods presented. The adoption of this pronouncement did not have an effect on the Company's financial statements.

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

 The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements and principal and interest payments on its indebtedness.  Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment. Our first quarter 2012 results are consistent with these projections and compare more favorably to prior periods during which the economic downturn persisted.  As of the filing of this Form 10-K/A, management believes the Company can meet its liquidity needs through at least December 31, 2012 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the 2011 Credit Agreement.

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

In its previously filed consolidated financial statements, the Company improperly classified cash payments for TV One content assets as investing activities rather than operating activities in its consolidated statement of cash flows for the year ended December 31, 2011. The classification errors had no effect on the reported changes in cash and cash equivalents in any period, and also had no effect on the consolidated balance sheet, the consolidated statement of operations, or the consolidated statement of stockholders’ equity for any period. The reclassification adjustment decreased cash flows from operating activities and increased cash flows from investing activities by approximately $23.4 million for the year ended December 31, 2011. The consolidated statements of cash flows for the years ended December 31, 2010 and 2009 were unaffected by this errors.

The following table summarizes the effects of the restatement adjustments on the consolidated statements of cash flows for the year ended December 31, 2011 (in thousands):

	Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Payments for content assets	$-	$(23,412)	$(23,412)
Net cash flows provided by (used in) operating activities	55,018	(23,412)	31,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for content assets	(23,412)	23,412	-
Net cash flows provided by (used in) investing activities	32,388	23,412	55,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows used in financing activities	(60,659)	-	(60,659)

INCREASE IN CASH AND CASH EQUIVALENTS	$26,747	$-	$26,747

3.  ACQUISITIONS:

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

7.  CONTENT ASSETS:

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

8.  INVESTMENT IN AFFILIATED COMPANY:

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

 9.  INVESTMENTS

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

10.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2011	2010
	(In thousands)

Deferred revenue	$5,157	$6,389
Deferred barter revenue	1,427	1,204
Deferred contract credits	—	237
Deferred rent	339	360
Accrued national representative fees	613	589
Accrued miscellaneous taxes	689	492
Other current liabilities	4,002	2,433
Other current liabilities	$12,227	$11,704

11.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

12.  LONG-TERM DEBT:

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

13.  INCOME TAXES:

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

14.  STOCKHOLDERS’ EQUITY:

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

15.  RELATED PARTY TRANSACTIONS:

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

16.  PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

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

17.  COMMITMENTS AND CONTINGENCIES:

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

18.  CONTRACT TERMINATION:

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

19.  QUARTERLY FINANCIAL DATA (UNAUDITED):

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

In its previously filed consolidated financial statements, the Company improperly classified cash payments for TV One content assets as investing activities rather than operating activities in its consolidated statements of cash flows for the interim periods ended June 30, 2011 and September 30, 2011. The classification errors had no effect on the reported changes in cash and cash equivalents, and also had no effect on the consolidated balance sheets, the consolidated statements of operations, or the consolidated statements of stockholders’ equity. The reclassification adjustment decreased cash flows from operating activities and increase cash flows from investing activities by approximately $2.3 million for the six months ended June 30, 2011 and by approximately $12.8 million for the nine months ended September 30, 2011.

The following table summarizes the effects of the restatement adjustments on the consolidated statements of cash flows (in thousands):

	Six Months Ended June 30, 2011			Nine Months September 30, 2011
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Payments for content assets	$-	$(2,345)	$(2,345)	$-	$(12,761)	$(12,761)
Net cash flows provided by (used in) operating activities	2,136	(2,345)	(209)	29,111	(12,761)	16,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for content assets	(2,345)	2,345	-	(12,761)	12,761	-
Net cash flows provided by (used in) investing activities	59,290	2,345	61,635	47,074	12,761	59,835

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows used in financing activities	(40,729)	-	(40,729)	(52,206)	-	(52,206)

INCREASE IN CASH AND CASH EQUIVALENTS	$20,697	$-	$20,697	$23,979	$-	$23,979

	Quarters Ended
	March 31	June 30	September 30	December 31(a)
	(In thousands, except share data)
2010:
Net revenue	$58,980	$75,194	$74,430	$71,163
Operating income (loss)	3,854	13,798	17,326	(19,739)
Net (loss) income from continuing operations	(4,615)	2,638	2,206	(26,523)
Income (loss) from discontinued operations	18	(144)	(158)	(47)
Consolidated net (loss) income attributable to common stockholders	(4,568)	2,048	1,038	(27,151)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.09)	$0.04	$0.02	$(0.52)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	(0.00)	0.00
Consolidated net (loss) income per share attributable to common stockholders	$(0.09)	$0.04	$0.02	$(0.52)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.09)	$0.04	$0.02	$(0.52)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	(0.00)	0.00
Consolidated net (loss) income per share attributable to common stockholders	$(0.09)	$0.04	$0.02	$(0.52)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	50,844,148	51,054,572	52,064,108	52,087,460
Weighted average shares outstanding — diluted	50,844,148	54,302,885	54,262,885	52,087,460

(a)	The net loss from continuing operations for the quarter ended December 31, 2010 includes approximately $36.1 million of pre-tax impairment charges.

20.  SEGMENT INFORMATION:

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

21.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$18,928	$12,903	$(18,928)	$12,903
NET CHANGE IN UNREALIZED GAIN ON DERIVATIVE AND HEDGING ACTIVITIES	-	158	-	158
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	-	(199)	-	(199)
COMPREHENSIVE INCOME (LOSS)	18,928	12,862	(18,928)	12,862
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	10,014	-	10,014
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$18,928	$2,848	$(18,928)	$2,848

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$31,957	$(26,625)	$(31,957)	$(26,625)
NET CHANGE IN UNREALIZED GAIN ON DERIVATIVE AND HEDGING ACTIVITIES	-	662	-	662
COMPREHENSIVE INCOME (LOSS)	31,957	(25,963)	(31,957)	(25,963)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	2,008	-	2,008
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$31,957	$(27,971)	$(31,957)	$(27,971)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(28,579)	$(48,558)	$28,579	$(48,558)
NET CHANGE IN UNREALIZED GAIN ON DERIVATIVE AND HEDGING ACTIVITIES	-	895	-	895
COMPREHENSIVE (LOSS) INCOME	(28,579)	(47,663)	28,579	(47,663)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	4,329	-	4,329
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(28,579)	$(51,992)	$28,579	$(51,992)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Combined	Radio
	Guarantor	One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	As Restated - See Note 2
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$18,928	$(6,025)	$-	$12,903
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	7,995	29,074	-	37,069
Amortization of debt financing costs	-	3,750	-	3,750
Amortization of content assets	-	31,539	-	31,539
Deferred income taxes	-	64,151	-	64,151
Gain on investment in affiliated company	-	(146,879)	-	(146,879)
Impairment of long-lived assets	14,509	7,822	-	22,331
Equity in net income of affiliated company	-	(3,287)	-	(3,287)
Stock-based compensation	-	5,146	-	5,146
Non-cash interest	-	26,023	-	26,023
Loss on retirement of debt	-	7,743	-	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	531	2,454	-	2,985
Prepaid expenses and other current assets	(368)	3,596	-	3,228
Other assets	293	3,552	-	3,845
Accounts payable	1,157	(3,980)	-	(2,823)
Due to corporate/from subsidiaries	(44,220)	44,220	-	-
Accrued interest	-	2,145	-	2,145
Accrued compensation and related benefits	(374)	(1,266)	-	(1,640)
Income taxes payable	-	123	-	123
Other liabilities	693	(14,474)	-	(13,781)
Payments for content assets	-	(23,412)	-	(23,412)
Net cash flows provided by operating activities from discontinued operations	-	447	-	447
Net cash flows (used in) provided by operating activities	(856)	32,462	-	31,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,445)	-	(9,445)
Net cash and investments acquired in connection with TV One consolidation	-	65,245	-	65,245
Net cash flows used in investing activities	-	55,800	-	55,800
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	378,280	-	378,280
Payment of credit facility	-	(356,576)	-	(356,576)
Debt refinancing and modification costs	-	(6,253)	-	(6,253)
Repurchase of noncontrolling interests	-	(54,595)	-	(54,595)
Proceeds from noncontrolling interest member	-	2,776	-	2,776
Payment of dividends to noncontrolling interest shareholders of Reach Media	-	(1,511)	-	(1,511)
Payment of dividends to noncontrolling interest shareholders of TV One	-	(12,306)	-	(12,306)
Repayment of other debt	-	(1,000)	-	(1,000)
Repurchase of common stock	-	(9,474)	-	(9,474)
Net cash flows used in financing activities	-	(60,659)	-	(60,659)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(856)	27,603	-	26,747
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	-	9,192
CASH AND CASH EQUIVALENTS, end of period	$187	$35,752	$-	$35,939

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

22.  SUBSEQUENT EVENTS:

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