Form 10-Q/A
period 2012-06-30
RADIO ONE, INC.
filed 2012-09-10
CIK 1041657

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

EXPLANATORY NOTE

Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, which was previously filed with the Securities and Exchange Commission on August 9, 2012 for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the interactive data files includes Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
6

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2011 Annual Report, as updated by our quarterly reports on Form 10-Q and Form 10-Q/A, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

 None.

Item 6.  Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, formatted in XBRL.

* These exhibits were previously included in the Quarterly Report on 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

September 10, 2012

