Form 10-Q/A
period 2012-03-31
RADIO ONE, INC.
filed 2012-09-11
CIK 1041657

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Amended 10-Q”), amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 05, 2012 (the “Original 10-Q”). This Amended 10-Q amends the Original 10-Q for the purpose of amending its previously filed consolidated statement of cash flows for the three month period ended March 31, 2012 to adjust certain items contained therein. As a result of these adjustments, net cash flows provided by operating activities for the quarterly period ended March 31, 2012 decreased by approximately $10.7 million, net cash flows provided by investing activities for the quarterly period ended March 31, 2012 increased by approximately $10.7 million, and net cash flows used in financing activities were unchanged.

The adjustments have no impact on the net increase in cash and cash equivalents for the quarterly period ended March 31, 2012 or the cash and cash equivalents balance as of March 31, 2012. In addition, these adjustments have no impact to the consolidated balance sheet as of March 31, 2012, or the consolidated statement of operations and consolidated statement of changes in stockholders’ equity for the quarterly period ended March 31, 2012.

This Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosure in the Original 10-Q, other than the amendments noted above, the evaluation and current developments of controls and procedures in Item 4, and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	the effects of continued global economic weakness, credit and equity market volatility, high unemployment and continued fluctuations in the U.S. and other world economies may have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt or finance other strategic transactions given fluctuations in market conditions;

•	continued fluctuations in the U.S. economy and the local economies of the markets in which we operate could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Restated)	(As Adjusted – See Note 1)
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(75,185)	$(64,042)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,685	4,084
Amortization of debt financing costs	760	1,591
Amortization of content assets	8,321	—
Amortization of launch assets	2,489	—
Deferred income taxes	65,582	45,042
Equity in income of affiliated company	—	(3,079)
Stock-based compensation	44	937
Non-cash interest	7,038	6,520
Loss on retirement of debt	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	3,530	11,222
Prepaid expenses and other assets	1,518	2,618
Other assets	(3,007)	98
Accounts payable	2,610	(1,369)
Accrued interest	121	425
Accrued compensation and related benefits	604	(1,209)
Income taxes payable	(431)	582
Other liabilities	(484)	(3,474)
Payments for content assets	(10,714)	-
Net cash flows provided by (used in) operating activities of discontinued operations	4	22
Net cash flows provided by operating activities	12,485	7,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,960)	(1,812)
Proceeds from sales of investment securities	3,859	—
Purchases of investment securities	(348)	—
Net cash flows provided by (used in) investing activities	551	(1,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280
Repayment of credit facility	(965)	(353,681)
Debt refinancing and modification costs	(13)	(5,873)
Payment of dividends to noncontrolling interest members of TV One	(4,113)	—
Net cash flows (used in) provided by financing activities	(5,091)	18,726
INCREASE IN CASH AND CASH EQUIVALENTS	7,945	24,625
CASH AND CASH EQUIVALENTS, beginning of period	35,939	9,192
CASH AND CASH EQUIVALENTS, end of period	$43,884	$33,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$15,490	$10,797
Income taxes, net	$60	$(6)

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

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. (See Note 13 – Segment Information.)

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q/A should be read in conjunction with the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K/A.

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

(c)   Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. In calculating the fair value of the award, the Company determined that there was no change in TV One’s fair market value since the December 31, 2011 valuation (See Note 9 – Derivative Instruments and Hedging Activities.) The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

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

(i) Liquidity and Uncertainties Related to Going Concern

On March 31, 2011, the Company entered into a new senior credit facility (the “2011 Credit Agreement”).  Under the 2011 Credit Agreement, beginning June 30, 2011, we became required to maintain compliance with certain financial ratios (as detailed in Note 10 — Long-Term Debt below).  Based on our current projections, we expect to be in compliance with these financial ratios and other covenants over the next twelve months.

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

In its previously filed consolidated financial statements, the Company improperly classified cash payments for TV One content assets as investing activities rather than operating activities in its consolidated statements of cash flows for the three month period ended March 31, 2012. The classification errors had no effect on the reported changes in cash and cash equivalents in any period, and also had no effect on the consolidated balance sheets, the consolidated statements of operations, or the consolidated statements of stockholders’ equity for any period. The reclassification adjustment decreased cash flows from operating activities and increased cash flows from investing activities by approximately $10.7 million for the three months ended March 31, 2012.

The following table summarizes the effects of the restatement adjustments on the consolidated statements of cash flows (in thousands):

	Three Months Ended March 31, 2012
	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Payments for content assets	$-	$(10,714)	$(10,714)
Net cash flows provided by (used in) operating activities	23,199	(10,714)	12,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for content assets	-	10,714	10,714
Net cash flows provided by (used in) investing activities	(10,163)	10,714	551

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows used in financing activities	(5,091)	-	(5,091)

INCREASE IN CASH AND CASH EQUIVALENTS	$7,945	$-	$7,945

3.  ACQUISITIONS:

In February 2005, the Company acquired approximately 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. A subsidiary of Citadel, Reach Media’s sales representative and an investor in the company, owned a noncontrolling interest in Reach Media. In November 2009, that subsidiary sold its ownership interest to Reach Media in exchange for a $1.0 million note that was due and paid in December 2011 (See Note 10 – Long-Term Debt) as an inducement for Reach Media to execute a new sales representation agreement. This transaction increased Radio One’s common stock interest in Reach Media to 53.5%.

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

8.  INVESTMENTS:

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

Hedging Activities

In June 2005, pursuant to our Previous Credit Agreement (as defined in Note 10 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. One of the four $25.0 million swap agreements expired in each of June 2007 and 2008, and 2010, respectively. The remaining $25.0 million swap agreement was terminated on March 31, 2011 in conjunction with the March 31, 2011 retirement of our Previous Credit Agreement.  We have no swap agreements in connection with our current credit facilities.

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

10.  LONG-TERM DEBT:

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

11.  INCOME TAXES:

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

13.  SEGMENT INFORMATION:

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		(Restated)		(Restated)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$5,930	$(75,185)	$(5,930)	$(75,185)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,821	7,864	—	9,685
Amortization of debt financing costs	—	760	—	760
Amortization of content assets	—	8,321	—	8,321
Amortization of launch assets	—	2,489	—	2,489
Deferred income taxes	—	65,582	—	65,582
Stock-based compensation and other non-cash compensation	—	44	—	44
Non-cash interest	—	7,038	—	7,038
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	2,161	1,369	—	3,530
Prepaid expenses and other current assets	(39)	1,557	—	1,518
Other assets	(30)	(2,977)	—	(3,007)
Accounts payable	(25)	2,635	—	2,610
Due to corporate/from subsidiaries	(10,361)	10,361	—	—
Accrued interest	—	121	—	121
Accrued compensation and related benefits	117	487	—	604
Income taxes payable	—	(431)	—	(431)
Other liabilities	234	(718)	—	(484)
Payments for content assets	—	(10,714)	—	(10,714)
Net cash flows provided by operating activities from discontinued operations	4	—	—	4
Net cash flows (used in) provided by operating activities	(188)	18,603	(5,930)	12,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,960)	—	(2,960)
Investment in subsidiaries	—	(5,930)	5,930	—
Proceeds from sales of investment securities	—	3,859	—	3,859
Purchases of investment securities	—	(348)	—	(348)
Net cash flows (used in) provided by investing activities	—	(5,379)	5,930	551
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	—	(965)	—	(965)
Debt refinancing and modification costs	—	(13)	—	(13)
Payment of dividends to noncontrolling interest members of TV One	—	(4,113)	—	(4,113)
Net cash flows used in financing activities	—	(5,091)	—	(5,091)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(188)	8,133	—	7,945
CASH AND CASH EQUIVALENTS, beginning of period	187	35,752	—	35,939
CASH AND CASH EQUIVALENTS, end of period	$(1)	$43,885	$—	$43,884

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

17.  SUBSEQUENT EVENTS:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K/A  for the year ended December 31, 2011.

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

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2012 and 2011:

	2012	2011
	(In thousands)

Net cash flows provided by operating activities	$12,485	$7,711
Net cash flows provided by (used in) investing activities	$551	$(1,812)
Net cash flows (used in) provided by financing activities	$(5,091)	$18,726

Net cash flows provided by operating activities were approximately $12.5 million for the three months ended March 31, 2012 compared to net cash flows provided by operating activities of approximately $7.7 million for the three months ended March 31, 2011. Cash flows from operating activities for the three months ended March 31, 2012 increased from the prior year primarily due to changes in operating activities resulting from the consolidation of TV One, partially offset by increased payments for content assets.

Net cash flows provided by investing activities for the three months ended March 31, 2012 were $551,000 compared to net cash flows used in investing activities of approximately $1.8 million for the three months ended March 31, 2011. Capital expenditures, including digital tower and transmitter upgrades, deposits for station equipment and purchases were approximately $3.0 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. Proceeds from sales of investment securities were approximately $3.9 million for the three months ended March 31, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K/A. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K/A for the year ended December 31, 2011, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2011.  Our exposure related to market risk has not changed materially since December 31, 2011.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Form 10-Q/A, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were ineffective due to deficiencies in the financial statement close process because of an improper classification of cash payments for TV One content assets on the consolidated statement of cash flows.

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

Identification and Remediation of Material Weakness

The Company has concluded that its previously filed consolidated statements of cash flows for the three-month period ended March 31, 2012 improperly classified cash payments for TV One content assets as investing rather than operating activities. The classification errors had no effect on the reported changes in cash and cash equivalents in any period, and also had no effect on the consolidated balance sheet, the consolidated statement of operations, or the consolidated statement of stockholders’ equity for any period.

We identified the following material weakness in our internal controls over financial reporting:

•	The Company did not maintain internal controls with regard to evaluating the proper cash flow classification of cash payments for TV One content assets

We developed a plan and took the following actions to remediate this material weakness:

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011 (the “2011 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2011 Annual Report, as updated by our quarterly reports on Form 10-Q/A, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

September 11, 2012

