Form 10-Q
period 2012-09-30
RADIO ONE, INC.
filed 2012-11-13
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
Class A Common Stock, $.001 Par Value	2,719,860
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	41,421,667

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	we are currently not in compliance with NASDAQ rules for continued listing of our Class A and Class D common shares and could face delisting if our share prices do not rebound and are sustained above $1.00 in accordance with NASDAQ rules;

•	the effects of continued global economic weakness, credit and equity market volatility, high unemployment and continued fluctuations in the U.S. and other world economies may have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt or finance other strategic transactions given fluctuations in market conditions;

•	continued fluctuations in the U.S. economy and the local economies of the markets in which we operate could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$109,952	$104,445	$318,910	$266,516
OPERATING EXPENSES:
Programming and technical	32,454	32,742	96,577	82,291
Selling, general and administrative, including stock-based compensation of $20 and $157, and $52 and $533, respectively	36,650	36,035	107,044	96,336
Corporate selling, general and administrative, including stock-based compensation of $17 and $602, and $75 and $2,362, respectively	9,630	11,044	29,078	27,576
Depreciation and amortization	9,685	11,504	29,112	25,825
Impairment of long-lived assets	—	—	313	—
Total operating expenses	88,419	91,325	262,124	232,028
Operating income	21,533	13,120	56,786	34,488
INTEREST INCOME	108	103	155	120
INTEREST EXPENSE	22,179	22,973	68,854	65,222
LOSS ON RETIREMENT OF DEBT	—	—	—	7,743
GAIN ON INVESTMENT IN AFFILIATED COMPANY	—	—	—	146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	—	—	3,287
OTHER EXPENSE (INCOME), net	681	(19)	1,284	3
(Loss) income before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations	(1,219)	(9,731)	(13,197)	111,806
PROVISION FOR (BENEFIT FROM) INCOME TAXES	9,051	(2,325)	25,814	81,905
Net (loss) income from continuing operations	(10,270)	(7,406)	(39,011)	29,901
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	15	11	36	(71)
CONSOLIDATED NET (LOSS) INCOME	(10,255)	(7,395)	(38,975)	29,830
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,809	2,483	10,663	5,403
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,064)	$(9,878)	$(49,638)	$24,427

BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.26)	$(0.20)	$(0.99)	$0.48
Discontinued operations, net of tax	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income attributable to common stockholders	$(0.26)	$(0.20)	$(0.99)	$0.48

DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.26)	$(0.20)	$(0.99)	$0.46
Discontinued operations, net of tax	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income attributable to common stockholders	$(0.26)	$(0.20)	$(0.99)	$0.46

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,019,048	50,270,550	50,010,406	51,072,480
Diluted	50,019,048	50,270,550	50,010,406	52,943,536

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(10,255)	$(7,395)	$(38,975)	$29,830
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	27	(220)	147	(164)
COMPREHENSIVE (LOSS) INCOME	(10,228)	(7,615)	(38,828)	29,666
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,809	2,483	10,663	5,403
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,037)	$(10,098)	$(49,491)	$24,263

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,660	$35,939
Short-term investments	165	761
Trade accounts receivable, net of allowance for doubtful accounts of $2,824 and $3,719, respectively	89,255	83,876
Prepaid expenses	4,802	6,934
Current portion of content assets	31,021	27,383
Other current assets	1,264	1,487
Current assets from discontinued operations	85	90
Total current assets	175,252	156,470
CONTENT ASSETS, net	47,413	38,934
PROPERTY AND EQUIPMENT, net	35,230	33,988
GOODWILL	272,037	272,037
RADIO BROADCASTING LICENSES	677,094	677,407
LAUNCH ASSETS, net	24,969	32,437
OTHER INTANGIBLE ASSETS, net	239,364	262,980
LONG-TERM INVESTMENTS	2,367	7,428
OTHER ASSETS	3,771	3,325
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,426	1,476
Total assets	$1,478,923	$1,486,482
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,187	$5,626
Accrued interest	5,994	6,703
Accrued compensation and related benefits	11,296	10,981
Current portion of content payables	22,015	20,807
Income taxes payable	1,037	1,794
Other current liabilities	12,846	12,227
Current portion of long-term debt	4,587	3,860
Current liabilities from discontinued operations	186	260
Total current liabilities	68,148	62,258
LONG-TERM DEBT, net of current portion and original issue discount	814,733	805,044
CONTENT PAYABLES, net of current portion	11,596	16,168
OTHER LONG-TERM LIABILITIES	20,563	18,521
DEFERRED TAX LIABILITIES	179,361	153,521
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	21	29
Total liabilities	1,094,422	1,055,541

REDEEMABLE NONCONTROLLING INTEREST	21,580	20,343

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,719,860 and 2,731,860 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,421,667 and 41,409,667 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	41	41
Accumulated other comprehensive loss	(52)	(199)
Additional paid-in capital	1,000,368	1,001,840
Accumulated deficit	(845,794)	(796,156)
Total stockholders’ equity	154,572	205,535
Noncontrolling interest	208,349	205,063
Total equity	362,921	410,598
Total liabilities, redeemable noncontrolling interest and equity	$1,478,923	$1,486,482

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTEREST

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)

BALANCE, as of December 31, 2011	$—	$3	$3	$3	$41	$(199)	$1,001,840	$(796,156)	$205,063	$410,598
Consolidated net (loss) income	—	—	—	—	—	—	—	(49,638)	11,027	(38,611)
Net change in unrealized loss on investment activities	—	—	—	—	—	147	—	—	—	147
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7,741)	(7,741)
Conversion of 12,000 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to estimated redemption value	—	—	—	—	—	—	(1,599)	—	—	(1,599)
Stock-based compensation expense	—	—	—	—	—	—	127	—	—	127
BALANCE, as of September 30, 2012	$—	$3	$3	$3	$41	$(52)	$1,000,368	$(845,794)	$208,349	$362,921

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(As Restated)
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(38,975)	$29,830
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	29,112	25,825
Amortization of debt financing costs	2,281	3,040
Amortization of content assets	28,569	20,564
Amortization of launch assets	7,468	—
Deferred income taxes	25,840	79,937
Impairment of long-lived assets	313	—
Gain on investment in affiliated company	—	(146,879)
Equity in income of affiliated company	—	(3,287)
Stock-based compensation	127	2,895
Non-cash interest	15,069	19,123
Loss on retirement of debt	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(5,379)	(27,857)
Prepaid expenses and other assets	2,355	1,157
Other assets	(299)	3,402
Accounts payable	4,561	4,271
Accrued interest	(709)	1,921
Accrued compensation and related benefits	315	292
Income taxes payable	(757)	603
Other liabilities	2,941	6,241
Payments for content assets	(43,618)	(12,761)
Net cash flows (used in) provided by operating activities of discontinued operations	(27)	290
Net cash flows provided by operating activities	29,187	16,350
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,535)	(5,410)
Net cash and investments acquired in connection with TV One consolidation	—	65,245
Proceeds from sales of investment securities	6,286	—
Purchases of investment securities	(629)	—
Net cash flows (used in) provided by investing activities	(3,878)	59,835
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280
Repayment of credit facility	(4,829)	(355,611)
Debt refinancing and modification costs	(18)	(6,197)
Repurchase of noncontrolling interests	—	(54,595)
Proceeds from noncontrolling interest member	—	2,776
Repurchase of common stock	—	(8,516)
Payment of dividends to noncontrolling interest members of Reach Media	—	(933)
Payment of dividends to noncontrolling interest members of TV One	(7,741)	(7,410)
Net cash flows used in financing activities	(12,588)	(52,206)
INCREASE IN CASH AND CASH EQUIVALENTS	12,721	23,979
CASH AND CASH EQUIVALENTS, beginning of period	35,939	9,192
CASH AND CASH EQUIVALENTS, end of period	$48,660	$33,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$52,017	$40,498
Income taxes, net	$618	$2,004

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

 Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 55 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.0% (see Note 3 — Acquisitions) controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  CCI is included within the operations of Interactive One. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience.

As of June 2011, our remaining Boston radio station was made the subject of a local marketing agreement (“LMA”) whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of stations sold or stations that we do not operate that are the subject of an LMA, have been classified as discontinued operations as of September 30, 2012 and December 31, 2011. Thus, the Boston station’s results from operations for the three and nine months ended September 30, 2012 and 2011, have been classified as discontinued operations in the accompanying consolidated financial statements.

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

(c)  Financial Instruments

Financial instruments as of September 30, 2012 and December 31, 2011 consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and redeemable noncontrolling interest. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2012 and December 31, 2011, respectively, except for the Company’s outstanding senior subordinated notes. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $642,000 as of September 30, 2012, and a carrying value of $747,000 and a fair value of approximately $710,000 as of December 31, 2011. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $281.3 million as of September 30, 2012, and a carrying value of approximately $312.8 million and a fair value of approximately $262.2 million as of December 31, 2011. The fair values, classified as Level 2, were determined based on the trading values of these instruments in an inactive market as of the reporting date.

(d)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $9.3 million and $8.4 million for the three months ended September 30, 2012 and 2011, respectively. Agency and outside sales representative commissions were approximately $25.7 million and $23.9 million for the nine months ended September 30, 2012 and 2011, respectively.

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

(e)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2012 and 2011, barter transaction revenues were $825,000 and $856,000, respectively. For the nine months ended September 30, 2012 and 2011, barter transaction revenues were approximately $2.3 million and $2.5 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $684,000 and $810,000 and $141,000 and $46,000, for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $2.0 million and $2.3 million and $224,000 and $188,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In Thousands)
Numerator:
Consolidated net (loss) income attributable to common stockholders	$(13,064)	$(9,878)	$(49,638)	$24,427
Denominator:
Denominator for basic net (loss) income per share — weighted average outstanding shares	50,019,048	50,270,550	50,010,406	51,072,480
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	1,871,056
Denominator for diluted net (loss) income per share — weighted-average outstanding shares	50,019,048	50,270,550	50,010,406	52,943,536

Net (loss) income attributable to common stockholders per share — basic	$(0.26)	$(0.20)	$(0.99)	$0.48
Net (loss) income attributable to common stockholders per share — diluted	$(0.26)	$(0.20)	$(0.99)	$0.46

All stock options and restricted stock awards were excluded from the diluted calculation for the three and nine months ended September 30, 2012, as well as the three months ended September 30, 2011, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)
	(In Thousands)

Stock options	4,831	5,129	4,831
Restricted stock	105	1,137	114

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

Level 2: Observable inputs other than those included in Level 1. The fair value of Level 2 assets are based on quoted market prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active.

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of September 30, 2012 and December 31, 2011, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2012
Assets subject to fair value measurement:
Fixed maturity securities – available for sale:
Corporate debt securities	$2,432	$2,432	$—	$—
Government sponsored enterprise mortgage-backed securities	100	—	100	—
Total fixed maturity securities (a)	2,532	2,432	100	—
Total	$2,532	$2,432	$100	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,096	$—	$—	$5,096
Employment agreement award (c)	11,086	—	—	11,086
Total	$16,182	$—	$—	$16,182

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interest (d)	$21,580	$—	$—	$21,580

As of December 31, 2011
Assets subject to fair value measurement:
Fixed maturity securities – available for sale:
Corporate debt securities	$7,178	$7,178	$—	$—
Government sponsored enterprise mortgage-backed securities	1,011	—	1,011	—
Total fixed maturity securities (a)	8,189	7,178	1,011	—
Total	$8,189	$7,178	$1,011	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,096	$—	$—	$5,096
Employment agreement award (c)	10,346	—	—	10,346
Total	$15,442	$—	$—	$15,442

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interest (d)	$20,343	$—	$—	$20,343

(a) Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b) These balances are measured based on the estimated enterprise fair value of TV One. For the period ended September 30, 2012, the Company determined that there was no change in TV One’s fair market value since the December 31, 2011 valuation.

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

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012 and 2011:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2011	$5,096	$10,346	$20,343
Losses included in earnings (unrealized)	—	740	—
Net loss attributable to noncontrolling interests	—	—	(362)
Change in fair value	—	—	1,599
Balance at September 30, 2012	$5,096	$11,086	$21,580

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(740)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2010	$—	$6,824	$30,635
Losses included in earnings (unrealized)	—	3,538	—
Net income attributable to noncontrolling interests	—	—	1,533
Recognition of TV One management incentive award plan in connection with the consolidation of TV One	6,428	—	—
Dividends paid to noncontrolling interests	—	—	(933)
Change in fair value	—	—	(1,524)
Balance at September 30, 2011	$6,428	$10,362	$29,711

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(3,538)	$—

Gains (losses) included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three and nine months ended September 30, 2012 and 2011.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive Award Plan	Discounted Cash Flow and Market Multiple Approach	Discount Rate	11.5%
Incentive Award Plan	Discounted Cash Flow and Market Multiple Approach	Long-term Growth Rate	3.0%
Incentive Award Plan	Discounted Cash Flow and Market Multiple Approach	Market Multiple	10x
Incentive Award Plan	Discounted Cash Flow and Market Multiple Approach	Value Per Subscriber	$7.00
Employment Agreement Award	Discounted Cash Flow and Market Multiple Approach	Discount Rate	11.5%
Employment Agreement Award	Discounted Cash Flow and Market Multiple Approach	Long-term Growth Rate	3.0%
Employment Agreement Award	Discounted Cash Flow and Market Multiple Approach	Market Multiple	10x
Employment Agreement Award	Discounted Cash Flow and Market Multiple Approach	Value Per Subscriber	$7.00
Redeemable Noncontrolling Interest	Discounted Cash Flow	Discount Rate	12.0%
Redeemable Noncontrolling Interest	Discounted Cash Flow	Long-term Growth Rate	2.0%

       Any significant increases or decreases in significant inputs could result in significantly higher or lower fair value measurements.

       Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three and nine months ended September 30, 2011, respectively, and therefore, these assets were reported at carrying value as opposed to fair value. The Company recorded a non-cash impairment charge of $313,000 related to our Charlotte radio broadcasting licenses during the nine months ended September 30, 2012.

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

(l) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 3.6 years. For the three and nine months ended September 30, 2012, launch asset amortization of approximately $2.5 million and $7.5 million, respectively, was recorded as a reduction in revenue. For the three and nine months ended September 30, 2011, launch asset amortization of approximately $2.5 million and $4.6 million, respectively, was recorded as a reduction in revenue.

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company has not recorded any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended September 30, 2012 and recorded $604,000 for the nine months ended September 30, 2012. The Company recorded an additional $965,000 and approximately $1.3 million of amortization expense as a result of evaluating its contracts for recoverability for the three and nine months ended September 30, 2011, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year as it is classified as a current asset.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

In its previously filed consolidated financial statements for the nine months ended September 30, 2011, the Company improperly classified cash payments for TV One content assets as investing activities rather than operating activities in its consolidated statements of cash flows. The classification errors had no effect on the reported changes in cash and cash equivalents in any period, and also had no effect on the consolidated balance sheets, the consolidated statements of operations, or the consolidated statements of stockholders’ equity for any period. The reclassification adjustment decreased cash flows from operating activities and increased cash flows from investing activities by approximately $12.8 million for the nine months ended September 30, 2011.

The following table summarizes the effects of the restatement adjustments on the consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30, 2011
	As Previously Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Payments for content assets	$-	$(12,761)	$(12,761)
Net cash flows provided by (used in) operating activities	29,111	(12,761)	16,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for content assets	(12,761)	12,761	-
Net cash flows provided by investing activities	47,074	12,761	59,835

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows used in financing activities	(52,206)	-	(52,206)

INCREASE IN CASH AND CASH EQUIVALENTS	$23,979	$-	$23,979

3.  ACQUISITIONS:

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and due in 2016. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain of its financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. The Company’s purchase price allocation consisted of approximately $61.2 million to current assets, $39.0 million to launch assets, $2.4 million to fixed assets, $204.1 million to indefinite-lived intangibles (goodwill and TV One brand), $287.3 million to definite-lived intangibles (content assets, acquired advertising contracts, advertiser relationships, affiliation agreements, etc.), $225.7 million to liabilities (including the $119.0 million in debt discussed above) and $203.0 million in noncontrolling interests. In accordance with accounting standards applicable to business combinations, the Company recorded the assets and liabilities of TV One at fair value as of April 14, 2011. The Company recognized an after-tax gain of approximately $146.9 million during the second quarter of 2011 associated with the transaction. The gain is computed as the difference between the carrying value of the Company’s investment in TV One prior to date of consolidation and the fair value of the Company’s interest in TV One as of the consolidation date. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV. These redemptions by TV One increased the Company’s ownership interest in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Subsequent to April 2011, our ownership in TV One increased to approximately 51.0% after a redemption of certain management interests.

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

Unaudited adjustments have been made to adjust the results of TV One for the three and nine months ended September 30, 2011. These adjustments reflect additional amortization expense that would have been incurred assuming the fair value adjustments to intangible assets as well as additional interest expense on the debt assumed had been applied on January 1, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)

Net revenue	$109,952	$104,445	$318,910	$301,801
Costs and expenses, net	123,016	120,026	368,548	230,940
Net (loss) income	(13,064)	(15,581)	(49,638)	70,861

4.  DISCONTINUED OPERATIONS:

As of June 2011, our remaining Boston radio station was made the subject of an LMA whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of stations sold or stations that we do not operate that are the subject of an LMA, have been classified as discontinued operations as of September 30, 2012 and December 31, 2011. Thus, stations sold or stations that we do not operate that are the subject of an LMA results from operations for the three months and nine months ended September 30, 2012 and 2011, have been classified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for all of the stations sold or stations that we do not operate that are the subject of an LMA and are classified as discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands)

Net revenue	$—	$—	$—	$59
Station operating expenses	61	(30)	184	96
Depreciation and amortization	14	19	50	54
Interest income	90	—	270	—
Gain on sale of assets	—	—	—	20
Income (loss) before income taxes	15	11	36	(71)
Income (loss) from discontinued operations, net of tax	$15	$11	$36	$(71)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$85	$90
Total current assets	85	90
Intangible assets, net	1,202	1,202
Property and equipment, net	224	274
Total assets	$1,511	$1,566
Current liabilities:
Other current liabilities	$186	$260
Total current liabilities	186	260
Long-term liabilities	21	29
Total liabilities	$207	$289

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of the 15 geographical radio markets that we own and operate.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Since our annual October 2011 assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

During the second quarter of 2012, the total market revenue growth for certain markets was below that used in our 2011 annual impairment testing. We deemed this shortfall to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of June 30, 2012. The Company recorded an impairment charge of $313,000 related to our Charlotte radio broadcasting licenses. The remaining radio broadcasting licenses that were tested during the second quarter of 2012 were not impaired. There were no impairment indicators for our radio broadcast licenses noted during the third quarter of 2012. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairment assessments performed since January 2011.

	May 31,	September 30,	October 1,	June 30,
Radio Broadcasting Licenses	2011 (a)	2011 (a)	2011	2012 (a)

Pre-tax impairment charge (in millions)	$—	$—	$—	$0.3

Discount Rate	10.0%	9.5%	10.0%	10.0%
Year 1 Market Revenue Growth Range	1.3% -2.8%	1.5% -2.0%	1.5% -2.5%	1.0% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.0%	1.5% - 2.0%	1.0% - 2.0%	1.0% - 2.0%
Mature Market Share Range	9.0% - 22.5%	9.3% - 22.4%	0.7% - 28.9%	5.8% - 15.6%
Operating Profit Margin Range	32.7% - 40.8%	32.7% - 33.0%	19.1% - 47.4%	29.1% - 48.0%

(a)	Reflects changes only to the key assumptions used in quarterly interim testing for certain reporting units.

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

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2011. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. Reach Media did not meet its budgeted operating cash flow for the third quarter and we performed an interim impairment assessment at September 30, 2012. With the assistance of a third-party valuation firm, the Company completed a valuation of the Reach Media reporting unit and concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Reach Media Goodwill	2011	2011	2011	2011	2012	2012	2012

Pre-tax impairment charge (in millions)	$–	$–	$–	$–	$–	$–	$–

Discount Rate	13.5%	13.0%	12.0%	12.5%	12.5%	12.5%	12.0%
Year 1 Revenue Growth Rate	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%	2.0%
Long-term Revenue Growth Rate Range	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%	3.0% - 12.7%	2.2% - 9.7%	0.3% - 2.5%	(4.7)% - 2.8%

Operating Profit Margin Range	16.2% - 27.4%	17.6% - 22.6%	18.8% - 21.7%	(2.0)% - 16.8%	3.7% - 18.1%	4.9% - 15.3%	4.6% - 19.8%

In September 2012, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One net revenues and cash flows declined for the third quarter and year to date 2012 and full year internal projections were revised. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing, the Company concluded no impairment to the carrying value had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value. Below are some of the key assumptions used in the income approach model for estimating the fair value for Interactive One since January 2011.

	October 1,	September 30,
Goodwill (Internet Segment)	2011	2012

Pre-tax impairment charge (in millions)	$-	$-

Discount Rate	14.5%	14.0%
Year 1 Revenue Growth Rate	20.3%	15.3%
Long-term Revenue Growth Rate	2.5%	2.5%
Operating Profit Margin Range	0.0% - 28.8%	5.4 – 26.2%

Goodwill Valuation Results

The table below presents the changes in the carrying amount of goodwill by segment during the nine month period ended September 30, 2012. The goodwill balances for each reporting unit are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Segment	December 31, 2011	Increase (Decrease)	September 30, 2012
		(In millions)
Radio Broadcasting Segment	$70.8	$—	$70.8
Reach Media Segment	14.4	—	14.4
Internet Segment	21.8	—	21.8
Cable Television Segment	165.0	—	165.0
Total	$272.0	$—	$272.0

6.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007. Since December 31, 2006, the initial four year commitment period for funding the capital had been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs. In connection with the Redemption Financing (as defined in Note 3 — Acquisitions), we funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011, and currently anticipate no further capital commitment. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One.

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

Prior to the consolidation date, the Company recorded its investment at cost and had adjusted its carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. On April 14, 2011, the Company began to account for TV One on a consolidated basis and the basis of the assets and liabilities of TV One at that date were recorded at fair value. For the three and nine months ended September 30, 2011, the Company’s allocable share of TV One’s operating income was $0 and approximately $3.3 million, respectively.

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

Under an advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. Prior to consolidation, the Company recognized $511,000 in revenue relating to this agreement for the nine months ended September 30, 2011. The advertising services agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. However, we entered into a new advertising services agreement with TV One with an effective date of January 2011. Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances. In return for such services, TV One pays us for such advertising time and services and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services.

7.  INVESTMENTS:

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
September 30, 2012
Corporate debt securities	$2,285	$(16)	$163	$2,432
Government sponsored enterprise mortgage-backed securities	100	-	-	100
Total investments	$2,385	$(16)	$163	$2,532

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2011
Corporate debt securities	$7,376	$(264)	$66	$7,178
Government sponsored enterprise mortgage-backed securities	1,012	(2)	1	1,011
Total investments	$8,388	$(266)	$67	$8,189

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
September 30, 2012
Corporate debt securities	$-	$-	$775	$(16)	$(16)
Government sponsored enterprise mortgage-backed securities	-	-	-	-	-
Total investments	$-	$-	$775	$(16)	$(16)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2011
Corporate debt securities	$2,760	$(178)	$1,693	$(86)	$(264)
Government sponsored enterprise mortgage-backed securities	400	(2)	-	-	(2)
Total investments	$3,160	$(180)	$1,693	$(86)	$(266)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended September 30, 2012.

The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Basis	Fair Value
	(In thousands)
Within 1 year	$202	$199
After 1 year through 5 years	1,635	1,778
After 5 years through 10 years	448	455
After 10 years	-	-
Mortgage-backed securities	100	100
Total	$2,385	$2,532

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands)
Proceeds from sales	$719	$6,286	$1,045	$3,575
Gross realized gains	11	30	2	8
Gross realized losses	-	(98)	(1)	(66)

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of September 30, 2012		As of December 31, 2011
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$11,086	Other Long-Term Liabilities	$10,346
Total derivatives		$11,086		$10,346

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended September 30,
(Unaudited)
(In thousands)

	2012	2011		2012	2011		2012	2011
Interest rate swaps	$—	$—	Interest expense	$—	$—	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Nine Months Ended September 30,
(Unaudited)
(In thousands)

	2012	2011		2012	2011		2012	2011
Interest rate swaps	$—	$—	Interest expense	$—	$(258)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended September 30,
		2012	2011
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(46)	$(3,068)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income of Derivative
		Nine Months Ended September 30,
		2012	2011
		(Unaudited)
		(In thousands)
Employment agreement award	Corporate selling, general and administrative expense	$(740)	$(3,538)

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

As of September 30, 2012, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at September 30, 2012 to be approximately $11.1 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)

Senior bank term debt	$378,256	$383,105
6⅜% Senior Subordinated Notes due February 2013	747	747
12½%/15% Senior Subordinated Notes due May 2016	327,034	312,800
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	825,037	815,652
Less: current portion	4,587	3,860
Less: original issue discount	5,717	6,748
Long-term debt, net	$814,733	$805,044

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

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	5.25 to 1.00 on June 30, 2011;
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011;
▪	4.75 to 1.00 on March 31, 2012;
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012;
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011;
▪	9.00 to 1.00 on March 31, 2012;
▪	8.75 to 1.00 on June 30, 2012;
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012;
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of September 30, 2012, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of September 30, 2012		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$86.1
Pro Forma Last Twelve Months Interest Expense (In millions)	$57.8
Senior Debt (In millions)	$355.2
Total Debt (In millions)	$682.9
Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.12	x	4.50	x	0.38	x
Total Leverage
Total Debt / Covenant EBITDA	7.93	x	8.50	x	0.57	x
Interest Coverage
Covenant EBITDA / Interest Expense	1.49	x	1.25	x	0.24	x
EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of September 30, 2012, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.

Under the terms of the 2011 Credit Agreement, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.50% or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. Commencing on June 30, 2011, quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of September 30, 2012, the Company had approximately $23.9 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $23.9 million was available to be borrowed.

As of September 30, 2012, the Company had outstanding approximately $378.3 million on its term credit facility. During the quarter ended September 30, 2012, the Company repaid its quarterly installment of approximately $1.0 million under the 2011 Credit Agreement. In addition, on April 13, 2012, the Company made an approximately $2.0 million term loan principal repayment based on its December 31, 2011 excess cash flow calculation according to the terms of the 2011 Credit Agreement. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Senior Subordinated Notes

Period after the March 2011 Refinancing Transaction

As of September 30, 2012, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and approximately $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $281.3 million as of September 30, 2012, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of $642,000 as of September 30, 2012. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on September 30, 2012, interest payments of $24,000 are payable each February and August through February 2013.

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

During the quarter ended September 30, 2012, the Company paid cash interest in the amount of approximately $21.0 million. During the nine months ended September 30, 2012, the Company paid cash interest in the amount of approximately $52.0 million and issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that was in effect through May 15, 2012.

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

10.  INCOME TAXES:

The Company recorded a tax expense of approximately $25.8 million on a pre-tax loss from continuing operations of approximately $13.2 million for the nine month period ended September 30, 2012 based on the actual effective tax rate as of September 30, 2012.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangibles over operating income.  Thus, the Company believes the actual effective rate best represents the estimated effective rate for the nine months ended September 30, 2012 in accordance with ASC 740-270, "Interim Reporting."

As of September 30, 2012, the Company continues to maintain a full valuation allowance for entities other than Reach Media for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangibles.  In accordance with ASC 740, "Accounting for Income Taxes", the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company's financial statements or tax returns, tax planning strategies, and future profitability.  As of September 30, 2012, the Company does not believe it is more likely than not that the deferred tax assets will be realized.  As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

During 2011, the consolidation of TV One included an adjustment to the deferred tax liability related to the partnership investment in TV One. The Company evaluated the deferred tax liability and concluded that a portion will not reverse within the requisite period since it relates to indefinite-lived assets and cannot be offset against deferred tax assets. This item generated a tax expense of $402,000 for the nine months ended September 30, 2012. The deferred tax liability on the indefinite-lived intangible assets of Radio One generated a tax expense of approximately $25.3 million for the nine months ended September 30, 2012. The remaining portion of the tax expense or benefit primarily consists of Radio One state taxes of $248,000 which were offset by a tax benefit from Reach Media of $511,000.

11.  STOCKHOLDERS’ EQUITY:

 Stock Repurchase Program

In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization”). Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013.  Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.  The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law.  The Company expects to implement this stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.  During the nine months ended September 30, 2012, the Company did not repurchase any Class A Common Stock or Class D Common Stock.

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

A new stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of September 30, 2012, 4,724,272 shares of Class D common stock were available for grant under the 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 was $37,000 and $760,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $127,000 and approximately $2.9 million, respectively.

 The Company did not grant any stock options during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the Company granted 181,520 stock options. During the three and nine months ended September 30, 2012, the Company granted 150,600 stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Average risk-free interest rate	0.62%	—	0.62%	2.23%
Expected dividend yield	0.00%	—	0.00%	0.00%
Expected lives	6.00 Years	—	6.00 Years	6.00 Years
Expected volatility	127.5%	—	127.5%	120.7%

Transactions and other information relating to stock options for the nine months ended September 30, 2012 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,811,000	$8.60		—
Grants	151,000	$0.83
Exercised	—	—
Forfeited/cancelled/expired	(131,000)	5.78
Balance as of September 30, 2012	4,831,000	$8.43	3.87	$—
Vested and expected to vest at September 30, 2012	4,813,000	$8.46	3.85	$—
Unvested at September 30, 2012	184,000	$1.02	9.50	$—
Exercisable at September 30, 2012	4,647,000	$8.73	3.65	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2012, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2012. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and nine months ended September 30, 2012 and 2011. There were no options that vested during the three months ended September 30, 2012 and 2011. The number of options that vested during the nine months ended September 30, 2012 and 2011 were 95,064 and 725,794, respectively.

As of September 30, 2012, $141,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 13 months. The stock option weighted-average fair value per share for all options outstanding was $3.37 at September 30, 2012.

The Company did not grant shares of restricted stock during the three and nine months ended September 30, 2012 and 2011.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2012 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2011	144,000	$1.10
Grants	—	$—
Vested	(62,000)	$1.09
Forfeited/cancelled/expired	—	$—
Unvested at September 30, 2012	82,000	$1.11

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2012, $74,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 11 months.

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

Detailed segment data for the three and nine month periods ended September 30, 2012 and 2011 is presented in the following tables:

	Three Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$61,823	$58,733
Reach Media	11,909	13,427
Internet	4,452	4,884
Cable Television	33,232	29,545
Corporate/Eliminations/Other	(1,464)	(2,144)
Consolidated	$109,952	$104,445

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$33,663	$35,117
Reach Media	11,324	10,490
Internet	4,888	5,086
Cable Television	24,983	23,303
Corporate/Eliminations/Other	3,876	5,825
Consolidated	$78,734	$79,821

Depreciation and Amortization:
Radio Broadcasting	$1,589	$1,657
Reach Media	293	988
Internet	795	838
Cable Television	6,708	7,779
Corporate/Eliminations/Other	300	242
Consolidated	$9,685	$11,504

Operating income (loss):
Radio Broadcasting	$26,571	$21,959
Reach Media	292	1,949
Internet	(1,231)	(1,040)
Cable Television	1,541	(1,537)
Corporate/Eliminations/Other	(5,640)	(8,211)
Consolidated	$21,533	$13,120

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$809,594	$806,822
Reach Media	32,588	33,737
Internet	31,551	33,265
Cable Television	548,041	561,325
Corporate/Eliminations/Other	57,149	51,333
Consolidated	$1,478,923	$1,486,482

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$176,316	$167,152
Reach Media	34,008	37,928
Internet	14,659	12,705
Cable Television	97,722	54,711
Corporate/Eliminations/Other	(3,795)	(5,980)
Consolidated	$318,910	$266,516

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$104,068	$103,317
Reach Media	34,631	32,745
Internet	15,250	14,983
Cable Television	65,893	40,805
Corporate/Eliminations/Other	12,857	14,353
Consolidated	$232,699	$206,203

Depreciation and Amortization:
Radio Broadcasting	$4,817	$5,091
Reach Media	887	2,961
Internet	2,432	2,875
Cable Television	20,219	14,208
Corporate/Eliminations/Other	757	690
Consolidated	$29,112	$25,825

Impairment of Long-Lived Assets:
Radio Broadcasting	$313	$—
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$313	$—

Operating income (loss):
Radio Broadcasting	$67,118	$58,744
Reach Media	(1,510)	2,222
Internet	(3,023)	(5,153)
Cable Television	11,610	(302)
Corporate/Eliminations/Other	(17,409)	(21,023)
Consolidated	$56,786	$34,488

13.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended September 30, 2012 and 2011, Radio One made no payments to or on behalf of Music One. During the nine months ended September 30, 2012 and 2011, Radio One paid $37,000 and $5,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and nine months ended September 30, 2012, the Company provided advertising services to Music One in the amounts of $0 and $1,000, respectively. For the nine months ended September 30, 2011, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the nine months ended September 30, 2012 and 2011, respectively.

14.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 6 3/8 Senior Subordinated Notes due February 2013, the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of September 30, 2012 and December 31, 2011, respectively, and related consolidated statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2012 and 2011, respectively. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$36,357	$73,595	$—	$109,952
OPERATING EXPENSES:
Programming and technical	7,890	24,564	—	32,454
Selling, general and administrative, including stock-based compensation	15,099	21,551	—	36,650
Corporate selling, general and administrative, including stock-based compensation	—	9,630	—	9,630
Depreciation and amortization	1,779	7,906		9,685
Impairment of long-lived assets	—	—	—	—
Total operating expenses	24,768	63,651	—	88,419
Operating income	11,589	9,944	—	21,533
INTEREST INCOME	—	108	—	108
INTEREST EXPENSE	308	21,871	—	22,179
OTHER EXPENSE, net	—	681	—	681
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	11,281	(12,500)	—	(1,219)
PROVISION FOR INCOME TAXES	—	9,051	—	9,051
Net income (loss) before equity in income of subsidiaries and discontinued operations	11,281	(21,551)	—	(10,270)
EQUITY IN INCOME OF SUBSIDIARIES	—	11,296	(11,296)	—
Net income (loss) from continuing operations	11,281	(10,255)	(11,296)	(10,270)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	15	—	—	15
CONSOLIDATED NET INCOME (LOSS)	11,296	(10,255)	(11,296)	(10,255)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,809	—	2,809
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,296	$(13,064)	$(11,296)	$(13,064)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$35,403	$69,042	$—	$104,445
OPERATING EXPENSES:
Programming and technical	7,995	24,747	—	32,742
Selling, general and administrative, including stock-based compensation	14,531	21,504	—	36,035
Corporate selling, general and administrative, including stock-based compensation	—	11,044	—	11,044
Depreciation and amortization	1,930	9,574	—	11,504
Total operating expenses	24,456	66,869	—	91,325
Operating income	10,947	2,173	—	13,120
INTEREST INCOME	—	103	—	103
INTEREST EXPENSE	—	22,973	—	22,973
OTHER (INCOME) EXPENSE, net	—	(19)	—	(19)
Income (loss) before benefit from income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	10,947	(20,678)	—	(9,731)
BENEFIT FROM INCOME TAXES	—	(2,325)	—	(2,325)
Net income (loss) before equity in income of subsidiaries and discontinued operations	10,947	(18,353)	—	(7,406)
EQUITY IN INCOME OF SUBSIDIARIES	—	10,959	(10,959)	—
Net income (loss) from continuing operations	10,947	(7,394)	(10,959)	(7,406)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	12	(1)	—	11
CONSOLIDATED NET INCOME (LOSS)	10,959	(7,395)	(10,959)	(7,395)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,483	—	2,483
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,959	$(9,878)	$(10,959)	$(9,878)

 RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2012

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$103,036	$215,874	$—	$318,910
OPERATING EXPENSES:
Programming and technical	24,209	72,368	—	96,577
Selling, general and administrative, including stock-based compensation	44,615	62,429	—	107,044
Corporate selling, general and administrative, including stock-based compensation	—	29,078	—	29,078
Depreciation and amortization	5,450	23,662	—	29,112
Impairment of long-lived assets	313	—	—	313
Total operating expenses	74,587	187,537	—	262,124
Operating income	28,449	28,337	—	56,786
INTEREST INCOME	—	155	—	155
INTEREST EXPENSE	807	68,047	—	68,854
OTHER EXPENSE, NET	—	1,284	—	1,284
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	27,642	(40,839)	—	(13,197)
PROVISION FOR INCOME TAXES	—	25,814	—	25,814
Net income (loss) before equity in income of subsidiaries and discontinued operations	27,642	(66,653)	—	(39,011)
EQUITY IN INCOME OF SUBSIDIARIES	—	27,678	(27,678)	—
Net income (loss) from continuing operations	27,642	(38,975)	(27,678)	(39,011)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	36	—	—	36
CONSOLIDATED NET INCOME (LOSS)	27,678	(38,975)	(27,678)	(38,975)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	10,663	—	10,663
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,678	$(49,638)	$(27,678)	$(49,638)

 RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATING STATEMENT OF OPERATIONS

Nine Months Ended September 30, 2011

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$97,241	$169,275	$—	$266,516
OPERATING EXPENSES:
Programming and technical	24,191	58,100	—	82,291
Selling, general and administrative, including stock-based compensation	40,419	55,917	—	96,336
Corporate selling, general and administrative, including stock-based compensation	—	27,576	—	27,576
Depreciation and amortization	6,140	19,685	—	25,825
Total operating expenses	70,750	161,278	—	232,028
Operating income	26,491	7,997	—	34,488
INTEREST INCOME	—	120	—	120
INTEREST EXPENSE	—	65,222	—	65,222
GAIN ON INVESTMENT IN AFFILIATED COMPANY	—	146,879	—	146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	3,287	—	3,287
LOSS ON RETIREMENT OF DEBT	—	7,743	—	7,743
OTHER EXPENSE, NET	—	3	—	3
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	26,491	85,315	—	111,806
PROVISION FOR INCOME TAXES	—	81,905	—	81,905
Net income before equity in income of subsidiaries and discontinued operations	26,491	3,410	—	29,901
EQUITY IN INCOME OF SUBSIDIARIES	—	26,421	(26,421)	—
Net income (loss) from continuing operations	26,491	29,831	(26,421)	29,901
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(70)	(1)	—	(71)
CONSOLIDATED NET INCOME (LOSS)	26,421	29,830	(26,421)	29,830
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	5,403	—	5,403
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,421	$24,427	$(26,421)	$24,427

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$11,296	$(10,255)	$(11,296)	$(10,255)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	—	27	—	27
COMPREHENSIVE INCOME (LOSS)	11,296	(10,228)	(11,296)	(10,228)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,809	—	2,809
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,296	$(13,037)	$(11,296)	$(13,037)

RADIO ONE, INC. AND SUBSIDIARIES

  CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$10,959	$(7,395)	$(10,959)	$(7,395)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	—	(220)	—	(220)
COMPREHENSIVE INCOME (LOSS)	10,959	(7,615)	(10,959)	(7,615)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,483	—	2,483
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,959	$(10,098)	$(10,959)	$(10,098)

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$27,678	$(38,975)	$(27,678)	$(38,975)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	—	147	—	147
COMPREHENSIVE INCOME (LOSS)	27,678	(38,828)	(27,678)	(38,828)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	10,663	—	10,663
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$27,678	$(49,491)	$(27,678)	$(49,491)

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$26,421	$29,830	$(26,421)	$29,830
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	—	(164)	—	(164)
COMPREHENSIVE INCOME (LOSS)	26,421	29,666	(26,421)	29,666
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	5,403	—	5,403
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,421	$24,263	$(26,421)	$24,263

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of September 30, 2012

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,593	$47,067	$—	$48,660
Short-term investments	—	165	—	165
Trade accounts receivable, net of allowance for doubtful accounts	31,287	57,968	—	89,255
Prepaid expenses and other current assets	1,258	4,808	—	6,066
Current portion of content assets	—	31,021	—	31,021
Current assets from discontinued operations	(40)	125	—	85
Total current assets	34,098	141,154	—	175,252
PROPERTY AND EQUIPMENT, net	17,435	17,795	—	35,230
INTANGIBLE ASSETS, net	540,524	672,940	—	1,213,464
CONTENT ASSETS, net	—	47,413	—	47,413
LONG-TERM INVESTMENTS	—	2,367	—	2,367
INVESTMENT IN SUBSIDIARIES	—	578,959	(578,959)	—
OTHER ASSETS	318	3,453	—	3,771
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,426	—	—	1,426
Total assets	$593,801	$1,464,081	$(578,959)	$1,478,923

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,004	$8,183	$—	$10,187
Accrued interest	—	5,994	—	5,994
Accrued compensation and related benefits	2,417	8,879	—	11,296
Current portion of content payables	—	22,015	—	22,015
Income taxes payable	—	1,037	—	1,037
Other current liabilities	9,149	3,697	—	12,846
Current portion of long-term debt	—	4,587	—	4,587
Current liabilities from discontinued operations	158	28	—	186
Total current liabilities	13,728	54,420	—	68,148
LONG-TERM DEBT, net of current portion and original issue discount	—	814,733	—	814,733
CONTENT PAYABLES, net of current portion	—	11,596	—	11,596
OTHER LONG-TERM LIABILITIES	1,093	19,470	—	20,563
DEFERRED TAX LIABILITIES	—	179,361	—	179,361
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	21	—	—	21
Total liabilities	14,842	1,079,580	—	1,094,422

REDEEMABLE NONCONTROLLING INTEREST	—	21,580	—	21,580

STOCKHOLDERS’ EQUITY:
Common stock	—	50	—	50
Accumulated other comprehensive loss	—	(52)	—	(52)
Additional paid-in capital	160,669	1,000,368	(160,669)	1,000,368
Retained earnings (accumulated deficit)	418,290	(845,794)	(418,290)	(845,794)
Total stockholders’ equity	578,959	154,572	(578,959)	154,572
Noncontrolling interest	—	208,349	—	208,349
Total Equity	578,959	362,921	(578,959)	362,921
Total liabilities, redeemable noncontrolling interest and equity	$593,801	$1,464,081	$(578,959)	$1,478,923

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$27,678	$(38,975)	$(27,678)	$(38,975)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,450	23,662	—	29,112
Amortization of debt financing costs	—	2,281	—	2,281
Amortization of content assets	—	28,569	—	28,569
Amortization of launch assets	—	7,468	—	7,468
Deferred income taxes	—	25,840	—	25,840
Impairment of long-lived assets	313	—	—	313
Stock-based compensation and other non-cash compensation	—	127	—	127
Non-cash interest	—	15,069	—	15,069
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(1,391)	(3,988)	—	(5,379)
Prepaid expenses and other current assets	1,687	668	—	2,355
Other assets	(114)	(185)	—	(299)
Accounts payable	436	4,125	—	4,561
Due to corporate/from subsidiaries	(32,584)	32,584	—	—
Accrued interest	—	(709)	—	(709)
Accrued compensation and related benefits	459	(144)	—	315
Income taxes payable	—	(757)	—	(757)
Other liabilities	(365)	3,306	—	2,941
Payments for content assets	—	(43,618)	—	(43,618)
Net cash flows (used in) provided by operating activities from discontinued operations	(163)	136	—	(27)
Net cash flows provided by (used in) by operating activities	1,406	55,459	(27,678)	29,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(9,535)	—	(9,535)
Proceeds from sales of investment securities	—	6,286	—	6,286
Purchases of investment securities	—	(629)	—	(629)
Investment in subsidiaries	—	(27,678)	27,678	—
Net cash flows (used in) provided by investing activities	—	(31,556)	27,678	(3,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	—	(4,829)	—	(4,829)
Debt refinancing and modification costs	—	(18)	—	(18)
Payment of dividends to noncontrolling interest members of TV One	—	(7,741)	—	(7,741)
Net cash flows used in financing activities	—	(12,588)	—	(12,588)
INCREASE IN CASH AND CASH EQUIVALENTS	1,406	11,315	—	12,721
CASH AND CASH EQUIVALENTS, beginning of period	187	35,752	—	35,939
CASH AND CASH EQUIVALENTS, end of period	$1,593	$47,067	$—	$48,660
46

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(As Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$26,421	29,830	(26,421)	29,830
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,140	19,685	—	25,825
Amortization of debt financing costs	—	3,040	—	3,040
Amortization of content assets	—	20,564	—	20,564
Deferred income taxes	—	79,937	—	79,937
Gain on investment in affiliated company	—	(146,879)	—	(146,879)
Equity in income of affiliated company	—	(3,287)	—	(3,287)
Stock-based compensation and other non-cash compensation	—	2,895	—	2,895
Non-cash interest	—	19,123	—	19,123
Loss on retirement of debt	—	7,743	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(798)	(27,059)	—	(27,857)
Prepaid expenses and other current assets	327	830	—	1,157
Other assets	226	3,176	—	3,402
Accounts payable	591	3,680	—	4,271
Due to corporate/from subsidiaries	(33,184)	33,184	—	—
Accrued interest	—	1,921	—	1,921
Accrued compensation and related benefits	(456)	748	—	292
Income taxes payable	—	603	—	603
Other liabilities	(178)	6,419	—	6,241
Payments for content assets	—	(12,761)	—	(12,761)
Net cash flows provided by operating activities from discontinued operations	—	290	—	290
Net cash flows (used in) provided by operating activities	(911)	43,682	(26,421)	16,350
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,410)	—	(5,410)
Net cash and investments acquired in connection with TV One consolidation	—	65,245	—	65,245
Investment in subsidiaries	—	(26,421)	26,421	—
Net cash flows provided by investing activities	—	33,414	26,421	59,835
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280	—	378,280
Repayment of credit facility	—	(355,611)	—	(355,611)
Debt refinancing and modification costs	—	(6,197)	—	(6,197)
Repurchase of noncontrolling interest	—	(54,595)	—	(54,595)
Proceeds from noncontrolling interest member	—	2,776	—	2,776
Payment of dividends to noncontrolling interest shareholders of Reach Media	—	(933)	—	(933)
Payment of dividends to noncontrolling interest shareholders of TV One	—	(7,410)	—	(7,410)
Repurchase of common stock	—	(8,516)	—	(8,516)
Net cash flows used in financing activities	—	(52,206)	—	(52,206)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(911)	24,890	—	23,979
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	—	9,192
CASH AND CASH EQUIVALENTS, end of period	$132	$33,039	$—	$33,171

15. COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, at that time, reached an agreement with these organizations on a temporary fee schedule that reflected a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. In May 2010 and June 2010, the U.S. District Court’s judge charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. In January 2012, the U.S. District Court approved a settlement between RMLC and ASCAP. The settlement determined the amount to be paid to ASCAP for usage through 2016. In addition, stations received a credit for overpayments made in 2010 and 2011 to ASCAP. In June 2012, RMLC and BMI reached a settlement agreement. The settlement covers the period through 2016 and determined a new fee structure based on percentage of revenue. In addition, stations received a credit for overpayments made in 2010 and 2011 to BMI.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2016. In connection with these agreements, the Company incurred expenses of approximately $2.4 million and $7.8 million for the three and nine month periods ended September 30, 2012, respectively, and approximately $3.1 million and $9.4 million, respectively, for the three and nine month periods ended September 30, 2011.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had four standby letters of credit totaling approximately $1.1 million in connection with our annual insurance policy renewals and real estate leases.

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

16.  SUBSEQUENT EVENTS:

The Company announced it has signed a definitive agreement to sell the assets of one of its Columbus, Ohio radio stations, WJKR-FM (The Jack, 98.9 FM), to Salem Media of Ohio, Inc., a subsidiary of Salem Communications.  The closing on the sale of WJKR-FM is subject to customary conditions, prorations and adjustments, including approval from the Federal Communications Commission (“FCC”). The Company expects the transaction to close shortly after final consent from the FCC. However, under a local marketing agreement, Salem will be providing programming for the station beginning as of November 1, 2012.

On October 22, 2012, the Company announced that Alfred Liggins, the Company’s CEO and President, would add oversight of all daily network operations for TV One to his portfolio of duties. The Company announced that Mr. Liggins would assume the title of CEO of TV One effective November 1.  As a result, the Company further announced that TV One’s current President and CEO Wonya Lucas would step down at the end of October 2012.

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

   During the three months ended September 30, 2012 and 2011, approximately 56.9% and 57.2%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, for the three months ended September 30, 2012, approximately 42.2% of our net revenue was generated from local advertising and approximately 33.7% was generated from national advertising, including network advertising. In comparison, during the three months ended September 30, 2011, approximately 43.4% of our net revenue was generated from local advertising and approximately 32.8% was generated from national advertising, including network advertising. During the nine months ended September 30, 2012 and 2011, approximately 56.0% and 63.9% respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, for the nine months ended September 30, 2012, approximately 41.4% of our net revenue was generated from local advertising and approximately 33.1% was generated from national advertising, including network advertising. In comparison, during the nine months ended September 30, 2011, approximately 46.7% of our net revenue was generated from local advertising and approximately 32.7% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our Internet segment. The balance of net revenue from our radio franchise was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue. The change in revenue mix is due to the consolidation of TV One.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except margin data)

Net revenue	$109,952	$104,445	$318,910	$266,516
Station operating income	40,868	35,825	115,341	88,422
Station operating income margin	37.2%	34.3%	36.2%	33.2%
Consolidated net (loss) income attributable to common stockholders	$(13,064)	$(9,878)	$(49,638)	$24,427

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,
	2012	2011	2012	2011
	(In thousands)
Consolidated net (loss) income attributable to common stockholders	$(13,064)	$(9,878)	$(49,638)	$24,427
Add back non-station operating income items included in consolidated net (loss) income:
Interest income	(108)	(103)	(155)	(120)
Interest expense	22,179	22,973	68,854	65,222
Provision for (benefit from) income taxes	9,051	(2,325)	25,814	81,905
Corporate selling, general and administrative, excluding stock-based compensation	9,613	10,442	29,003	25,214
Stock-based compensation	37	759	127	2,895
Equity in income of affiliated company	—	—	—	(3,287)
Loss on retirement of debt	—	—	—	7,743
Gain on investment in affiliated company	—	—	—	(146,879)
Other expense (income), net	681	(19)	1,284	3
Depreciation and amortization	9,685	11,504	29,112	25,825
Noncontrolling interests in income of subsidiaries	2,809	2,483	10,663	5,403
Impairment of long-lived assets	—	—	313	—
(Income) loss from discontinued operations, net of tax	(15)	(11)	(36)	71
Station operating income	$40,868	$35,825	$115,341	$88,422

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,
	2012	2011	2012	2011
	(In thousands)
Adjusted EBITDA Reconciliation:
Consolidated net (loss) income attributable to common stockholders, as reported	$(13,064)	$(9,878)	$(49,638)	$24,427
Add back non-station operating income items included in consolidated net (loss) income:
Interest income	(108)	(103)	(155)	(120)
Interest expense	22,179	22,973	68,854	65,222
Provision for (benefit from) income taxes	9,051	(2,325)	25,814	81,905
Depreciation and amortization	9,685	11,504	29,112	25,825
EBITDA	27,743	22,171	73,987	197,259
Stock-based compensation	37	759	127	2,895
Gain on investment in affiliated company	—	—	—	(146,879)
Loss on retirement of debt	—	—	—	7,743
Equity in income of affiliated company	—	—	—	(3,287)
Other expense (income), net	681	(19)	1,284	3
Noncontrolling interests in income of subsidiaries	2,809	2,483	10,663	5,403
Impairment of long-lived assets	—	—	313	—
(Income) loss from discontinued operations, net of tax	(15)	(11)	(36)	71
Adjusted EBITDA	$31,255	$25,383	$86,338	$63,208

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 (In thousands)

	Three Months Ended September 30,
	2012	2011	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$109,952	$104,445	$5,507	5.3%
Operating expenses:
Programming and technical, excluding stock-based compensation	32,454	32,742	(288)	(0.9)
Selling, general and administrative, excluding stock-based compensation	36,630	35,878	752	2.1
Corporate selling, general and administrative, excluding stock-based compensation	9,613	10,442	(829)	(7.9)
Stock-based compensation	37	759	(722)	(95.1)
Depreciation and amortization	9,685	11,504	(1,819)	(15.8)
Total operating expenses	88,419	91,325	(2,906)	(3.2)
Operating income	21,533	13,120	8,413	64.1
Interest income	108	103	5	4.9
Interest expense	22,179	22,973	(794)	(3.5)
Other expense (income), net	681	(19)	700	3,684.2
Loss before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(1,219)	(9,731)	(8,512)	(87.5)
Provision for (benefit from) income taxes	9,051	(2,325)	11,376	489.3
Net loss from continuing operations	(10,270)	(7,406)	(2,864)	(38.7)
Income from discontinued operations, net of tax	15	11	4	36.4
Consolidated net loss	(10,255)	(7,395)	(2,860)	(38.7)
Net income attributable to noncontrolling interests	2,809	2,483	326	13.1
Net loss attributable to common stockholders	$(13,064)	$(9,878)	$(3,186)	(32.3)%

 Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$109,952	$104,445	$5,507	5.3%

During the three months ended September 30, 2012, we recognized approximately $110.0 million in net revenue compared to approximately $104.4 million during the same period in 2011. These amounts are net of agency and outside sales representative commissions, which were approximately $9.3 million during the three months ended September 30, 2012, compared to approximately $8.4 million for the comparable period in 2011. We began to consolidate the results of TV One during the second quarter of 2011 and recognized approximately $33.2 million of revenue from our new cable television segment during the three months ended September 30, 2012 compared to $29.5 million for the comparable period in 2011. Net revenue for our radio broadcasting segment, including syndicated programming, increased 5.3% for the quarter ended September 30, 2012 compared to the same period in 2011. Our Baltimore, Cleveland, Columbus, Detroit, Indianapolis, Raleigh and Washington D.C. clusters posted the most significant quarterly growth, while our Houston, Philadelphia and St. Louis markets posted the most significant declines. Reach Media’s net revenues decreased 11.3% in the third quarter 2012 compared to the same period in 2011 partially due to changes to certain of Reach Media’s affiliate agreements that became effective on January 1, 2012 as well as lower than expected sponsorships associated with certain events. Net revenues for our internet business decreased 8.9% for the three months ended September 30, 2012 compared to the same period in 2011 due to a decrease in direct sales.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$32,454	$32,742	$(288)	(0.9)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $13.2 million of our consolidated programming and technical operating expenses were incurred by TV One for the three months ended September 30, 2012 versus approximately $13.6 million for the comparable period in 2011. This decrease is primarily related to lower content amortization for the three months ended September 30, 2012. This decrease is partially offset by higher payroll and talent costs in our radio broadcasting and Reach Media segments.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$36,630	$35,878	$752	2.1%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase is primarily related to TV One as marketing and promotional expenses were higher because of the new series that were introduced during the three months ended September 30, 2012.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$9,613	$10,442	$(829)	(7.9)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses was due to a non-cash decrease in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment Agreement. This decrease was partially offset by higher research and consulting expenses at our cable television segment.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$37	$759	$(722)	(95.1)%

Vesting associated with the Company’s long-term incentive plan, whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010, was fully completed as of December 31, 2011. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$9,685	$11,504	$(1,819)	(15.8)%

The decrease in depreciation and amortization expense for the three months ended September 30, 2012 was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$22,179	$22,973	$(794)	(3.5)%

Interest expense decreased to approximately $22.2 million for the quarter ended September 30, 2012 compared to approximately $23.0 million for the same period in 2011. Through May 15, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis. The PIK Election expired on May 15, 2012 and interest accruing from and after May 15, 2012 accrues at a rate of 12 1/2% and is payable in cash.

Provision for (benefit from) income taxes

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$9,051	$(2,325)	$11,376	489.3%

For the three months ended September 30, 2012, the provision for income taxes was approximately $9.1 million, primarily attributable to the change in deferred tax liabilities related to indefinite-lived intangibles. The benefit for income taxes of approximately $2.3 million for the same period in 2011 was attributable to changes in the estimated annual effective rate based on the increase in the deferred tax liability for indefinite-lived intangibles and expected pre-tax income of the Company due to the impact of the consolidation of TV One.

Income from discontinued operations, net of tax

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$15	$11	$4	36.4%

Included in the income from discontinued operations, net of tax, are the results of operations for radio stations sold or stations that we do not operate that are the subject of an LMA. The activity for the three months ended September 30, 2012 and 2011 resulted primarily from our remaining station in our Boston market entering into an LMA. The income from discontinued operations, net of tax, includes no tax provision for the three months ended September 30, 2012 and 2011.

Noncontrolling interests in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2012	2011
$2,809	$2,483	$326	13.1%

The increase in noncontrolling interests in income of subsidiaries was due primarily to greater net income generated by TV One during the three months ended September 30, 2012 compared to the same period in 2011.

Other Data

Station operating income

Station operating income increased to approximately $40.9 million for the three months ended September 30, 2012 compared to approximately $35.8 million for the comparable period in 2011, an increase of $5.1 million or 14.2%. This increase was primarily due to the impact of consolidating TV One results, as TV One generated approximately $10.8 million of station operating income during the quarter ended September 30, 2012 compared to $7.6 million during the quarter ended September 30, 2011.

Station operating income margin

Station operating income margin increased to 37.2% for the three months ended September 30, 2012 from 34.3% for the comparable period in 2011. The margin increase was primarily attributable to the impact of consolidating TV One results given TV One’s greater station operating margin of 32.5% for the three months ended September 30, 2012 compared to station operating margin of 25.8% for the three months ended September 30, 2012.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011 (In thousands)

	Nine Months Ended September 30,
	2012	2011	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$318,910	$266,516	$52,394	19.7%
Operating expenses:
Programming and technical, excluding stock-based compensation	96,577	82,291	14,286	17.4
Selling, general and administrative, excluding stock-based compensation	106,992	95,803	11,189	11.7
Corporate selling, general and administrative, excluding stock-based compensation	29,003	25,214	3,789	15.0
Stock-based compensation	127	2,895	(2,768)	(95.6)
Depreciation and amortization	29,112	25,825	3,287	12.7
Impairment of long-lived assets	313	—	313	100.0
Total operating expenses	262,124	232,028	30,096	13.0
Operating income	56,786	34,488	22,298	64.7
Interest income	155	120	35	29.2
Interest expense	68,854	65,222	3,632	5.6
Loss on retirement of debt	—	7,743	(7,743)	(100.0)
Gain on investment in affiliated company	—	146,879	(146,879)	(100.0)
Equity in income of affiliated company	—	3,287	(3,287)	(100.0)
Other expense, net	1,284	3	1,281	42,700.0
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(13,197)	111,806	(125,003)	(111.8)
Provision for income taxes	25,814	81,905	(56,091)	(68.5)
Net (loss) income from continuing operations	(39,011)	29,901	(68,912)	(230.5)
Income (loss) from discontinued operations, net of tax	36	(71)	107	150.7
Consolidated net (loss) income	(38,975)	29,830	(68,805)	(230.7)
Net income attributable to noncontrolling interests	10,663	5,403	5,260	97.4
Net (loss) income attributable to common stockholders	$(49,638)	$24,427	$(74,065)	(303.2)%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$318,910	$266,516	$52,394	19.7%

During the nine months ended September 30, 2012, we recognized approximately $318.9 million in net revenue compared to approximately $266.5 million during the same period in 2011. These amounts are net of agency and outside sales representative commissions, which were approximately $25.7 million during the nine months ended 2012, compared to approximately $23.9 million during the same period in 2011. We began to consolidate the results of TV One during the three months ended June 30, 2011 and recognized approximately $54.7 million of revenue from our cable television segment for the period April 15, 2011 through September 30, 2011 versus approximately $97.7 million for the nine months ended September 30, 2012. Net revenue for our radio broadcasting segment increased 5.5% for the nine months ended September 30, 2012. Our Atlanta, Baltimore, Cincinnati, Cleveland, Detroit, Indianapolis, Raleigh and Washington DC markets experienced the most significant net revenue growth, while our Houston, Philadelphia and St. Louis markets experienced declines. Reach Media’s net revenue decreased 10.3% for the nine months ended September 30, 2012 compared to the same period in 2011 partially due to changes to certain of Reach Media’s affiliate agreements that became effective on January 1, 2012 as well as lower than expected sponsorships associated with certain events. Net revenue for our internet business increased 15.4% for the nine months ended September 30, 2012 compared to the same period in 2011.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$96,577	$82,291	$14,286	17.4%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The increase for the nine months ended September 30, 2012 compared to the same period in 2011 is primarily related to consolidating the results of TV One. Approximately $37.3 million of our consolidated programming and technical operating expenses were recognized directly from TV One during the nine months ended September 30, 2012 versus approximately $25.4 million for the period April 15, 2011 through September 30, 2011. Of these total amounts, for the nine months ended September 30, 2012 and 2011, approximately $28.6 million and $20.6 million, respectively, relates to content amortization. The additional increase of our programming and technical expenses is due to higher payroll and talent costs in our radio broadcasting and Reach Media segments.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$106,992	$95,803	$11,189	11.7%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. During the nine months ended September 30, 2012 and 2011, our cable television segment recognized approximately $22.0 million and $14.0 million, respectively. The increase was primarily due to the impact of consolidating nine months of results of TV One in 2012 versus a shorter period in 2011. In addition, there are increased payroll costs, research expenses and traffic acquisition costs at our other segments during the nine months ended September 30, 2012 compared to the same period in 2011.

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$127	$2,895	$(2,768)	(95.6)%

Vesting associated with the Company’s long-term incentive plan, whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010, was fully completed as of December 31, 2011. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$29,003	$25,214	$3,789	15.0%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses was due to higher payroll costs, research expenses and professional fees at our cable television segment. The increase was partially offset by a non-cash decrease in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment Agreement.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$29,112	$25,825	$3,287	12.7%

The increase in depreciation and amortization expense for the nine months ended September 30, 2012 was due primarily to additional depreciation and amortization expense of approximately $6.0 million resulting from the increase in fixed and intangible assets recorded as part of the consolidation of TV One. This increased expense was partially offset by the completion of amortization for certain intangible assets and the completion of depreciation and amortization for certain assets across our other segments.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$313	$—	$313	100.0%

The increase in impairment of long-lived assets for the nine months ended September 30, 2012 was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte radio broadcasting licenses.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$68,854	$65,222	$3,632	5.6%

The increase in interest expense for the nine months ended September 30, 2012 was due to our entry into the March 31, 2011 senior secured credit facility (the “2011 Credit Agreement”) as well as the consolidation of TV One, which included debt and interest expense associated with the TV One Notes.  Higher interest rates associated with the 2011 Credit Agreement were in effect for the nine months ended September 30, 2012 compared to the same period in 2011.  Through May 15, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis. The PIK Election expired on May 15, 2012 and interest accruing from and after May 15, 2012 accrues at a rate of 12 1/2% and is payable in cash. Approximately $2.9 million of the increased interest expense relates to the TV One Notes.

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

The gain on investment in affiliated company of approximately $146.9 million for the nine months ended September 30, 2011 was due to obtaining the controlling interest in and the accounting impact of consolidating TV One’s operating results as of April 14, 2011.

Equity in income of affiliated company

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$—	$3,287	$(3,287)	(100.0)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the nine months ended September 30, 2012 was due to the consolidation of TV One during the second quarter of 2011. Previously, the Company’s share of the net income was driven by TV One’s capital structure and the Company’s percentage ownership of the equity securities of TV One. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

Provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$25,814	$81,905	$(56,091)	(68.5)%

For the nine months ended September 30, 2012, the provision for income taxes was approximately $25.8 million based on the actual effective tax rate as of September 30, 2012. The provision for income taxes of approximately $81.9 million for the same period in 2011 was attributable to the increase in the deferred tax liability for indefinite-lived intangible assets due to the impact of the consolidation of TV One.

Income (loss) from discontinued operations, net of tax

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$36	$(71)	$107	150.7%

Included in the income (loss) from discontinued operations, net of tax, are the results of operations for radio stations sold or stations that we do not operate that are the subject of an LMA. The activity for the nine months ended September 30, 2012 and 2011 resulted primarily from our remaining station in our Boston market entering into an LMA. The income (loss) from discontinued operations, net of tax, includes no tax provision for the nine months ended September 30, 2012 and 2011.

 Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2012	2011
$10,663	$5,403	$5,260	97.4%

The increase in noncontrolling interests in income of subsidiaries was due primarily to the impact of consolidating TV One’s operating results for a full nine months ended September 30, 2012. This amount was partially offset by a net loss generated by Reach Media for the nine months ended September 30, 2012 compared to net income for the same period in 2011.

 Other Data

Station operating income

Station operating income increased to approximately $115.3 million for the nine months ended September 30, 2012 compared to approximately $88.4 million for the comparable period in 2011, an increase of $26.9 million or 30.4%. This increase was primarily due to consolidating TV One results, as TV One generated approximately $38.5 million of station operating income during the nine months ended September 30, 2012 compared to $15.2 million during the nine months ended September 30, 2011.

Station operating income margin

Station operating income margin increased to 36.2% for the nine months ended September 30, 2012 from 33.2% for the comparable period in 2011. The margin increase was primarily attributable to the impact of consolidating TV One results given TV One’s greater station operating margin of 39.4% for the nine months ended September 30, 2012 compared to station operating margin of 27.8% for the nine months ended September 30, 2011.

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

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b) maintaining a senior secured leverage ratio of no greater than:

▪	5.25 to 1.00 on June 30, 2011;
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011;
▪	4.75 to 1.00 on March 31, 2012;
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012;
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c) maintaining a total leverage ratio of no greater than:

▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011;
▪	9.00 to 1.00 on March 31, 2012;
▪	8.75 to 1.00 on June 30, 2012;
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012;
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of September 30, 2012, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of September 30, 2012	Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$86.1

Pro Forma Last Twelve Months Interest Expense (In millions)	$57.8

Senior Debt (In millions)	$355.2
Total Debt (In millions)	$682.9

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.12 x	4.50	x	0.38	x

Total Leverage
Total Debt / Covenant EBITDA	7.93 x	8.50	x	0.57	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.49 x	1.25	x	0.24	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of September 30, 2012, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.

Under the terms of the 2011 Credit Agreement, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.50% or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. Commencing on June 30, 2011, quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of September 30, 2012, the Company had approximately $23.9 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $23.9 million was available to be borrowed.

As of September 30, 2012, the Company had outstanding approximately $378.3 million on its term credit facility. During the quarter ended September 30, 2012, the Company repaid its quarterly installment of approximately $1.0 million under the 2011 Credit Agreement. In addition, on April 13, 2012, the Company made an approximately $2.0 million term loan principal repayment based on its December 31, 2011 excess cash flow calculation according to the terms of the 2011 Credit Agreement. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Senior Subordinated Notes

Period after the March 2011 Refinancing Transaction

As of September 30, 2012, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and approximately $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $281.3 million as of September 30, 2012, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of $642,000 as of September 30, 2012. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on September 30, 2012, interest payments of $24,000 are payable each February and August through February 2013.

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

During the quarter ended September 30, 2012, the Company paid cash interest in the amount of approximately $21.0 million. During the nine months ended September 30, 2012, the Company paid cash interest in the amount of approximately $52.0 million and issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that was in effect through May 15, 2012.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2012:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$372.5	7.50%
12 1/2%/15% Senior Subordinated Notes (fixed rate)	$327.0	12.50%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%
6 3/8% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

(1)	Subject to variable Libor plus a spread currently at 7.50% and incorporated into the applicable interest rate set forth above.

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

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(In thousands)

Net cash flows provided by operating activities	$29,187	$16,350
Net cash flows (used in) provided by investing activities	$(3,878)	$59,835
Net cash flows used in financing activities	$(12,588)	$(52,206)

      Net cash flows provided by operating activities were approximately $29.2 million and $16.4 million for the nine months ended September 30, 2012 and 2011, respectively. Cash flow from operating activities for the nine months ended September 30, 2012 increased from the prior year primarily due to improved operating results and improved working capital changes, partially offset by increased payments for content assets.

      Net cash flows used in investing activities were approximately $3.9 million for the nine months ended September 30, 2012 compared to net cash flows provided by investing activities of approximately $59.8 million for the nine months ended September 30, 2011. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $9.5 million and $5.4 million for the nine months ended September 30, 2012 and 2011, respectively. Proceeds from sales of investment securities were approximately $6.2 million for the nine months ended September 30, 2012. Cash flow from investing activities for the nine months ended September 30, 2011 were primarily due to the net cash and investments acquired in connection with the TV One consolidation of approximately $65.2 million.

Net cash flows used in financing activities were approximately $12.6 million and $52.2 million for the nine months September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2011, the Company borrowed approximately $378.3 million from its credit facility. During the nine months ended September 30, 2012 and 2011, the Company repaid approximately $4.8 million and $355.6 million, respectively, in outstanding debt. During the nine months ended September 30, 2011, we repurchased a noncontrolling interest in TV One for approximately $54.6 million. During the nine months ended September 30, 2012 and 2011, respectively, we capitalized $18,000 and approximately $6.2 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities. In addition, during the nine months ended September 30, 2011, we repurchased approximately $8.5 million of our Class D Common Stock.  TV One paid approximately $7.8 million and $7.4 million in dividends to noncontrolling interest shareholders for the nine months ended September 30, 2012 and 2011, respectively.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2012, we had approximately $677.1 million in broadcast licenses and $272.0 million in goodwill, which totaled $949.1 million, and represented approximately 64.2% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded an impairment charge of $313,000 against our Charlotte radio broadcasting licenses during the nine months ended September 30, 2012. We did not record any impairment charges for the nine months ended September 30, 2011.

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

During the second quarter of 2012, the total market revenue growth for certain markets was below that used in our 2011 annual impairment testing. We deemed this shortfall to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of June 30, 2012. The Company recorded an impairment charge of $313,000 related to our Charlotte radio broadcasting licenses. The remaining radio broadcasting licenses that were tested during the second quarter of 2012 were not impaired. There were no impairment indicators for our radio broadcast licenses noted during the third quarter of 2012. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairment assessments performed since January 2011.

Radio Broadcasting	May 31,	September 30,	October 1,	June 30,
Licenses	2011 (a)	2011 (a)	2011	2012 (a)

Pre-tax impairment charge (in millions)	$—	$—	$—	$0.3

Discount Rate	10.0%	9.5%	10.0%	10.0%
Year 1 Market Revenue Growth Range	1.3% -2.8%	1.5% -2.0%	1.5% -2.5%	1.0% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.0%	1.5% - 2.0%	1.0% - 2.0%	1.0% - 2.0%
Mature Market Share Range	9.0% - 22.5%	9.3% - 22.4%	0.7% - 28.9%	5.8% - 15.6%
Operating Profit Margin Range	32.7% - 40.8%	32.7% - 33.0%	19.1% - 47.4%	29.1% - 48.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2011. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. Reach Media did not meet its budgeted operating cash flow for the third quarter and we performed an interim impairment assessment at September 30, 2012. With the assistance of a third-party valuation firm, the Company completed a valuation of the Reach Media reporting unit and concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
Reach Media Goodwill	2011	2011	2011	2011	2012	2012	2012

Pre-tax impairment charge (in millions)	$–	$–	$–	$–	$–	$–	$–

Discount Rate	13.5%	13.0%	12.0%	12.5%	12.5%	12.5%	12.0%
Year 1 Revenue Growth Rate	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%	2.0%
Long-term Revenue Growth Rate Range	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%	3.0% - 12.7%	2.2% - 9.7%	0.3% - 2.5%	(4.7)% - 2.8%

Operating Profit Margin Range	16.2% - 27.4%	17.6% - 22.6%	18.8% - 21.7%	(2.0)% - 16.8%	3.7% - 18.1%	4.9% - 15.3%	4.6% - 19.8%

In September 2012, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One net revenues and cash flows declined for the third quarter and year to date 2012 and full year internal projections were revised. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing, the Company concluded no impairment to the carrying value had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value. Below are some of the key assumptions used in the income approach model for estimating the fair value for Interactive One since January 2011.

	October 1,	September 30,
Goodwill (Internet Segment)	2011	2012

Pre-tax impairment charge (in millions)	$-	$-

Discount Rate	14.5%	14.0%
Year 1 Revenue Growth Rate	20.3%	15.3%
Long-term Revenue Growth Rate	2.5%	2.5%
Operating Profit Margin Range	0.0% - 28.8%	5.4 – 26.2%

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

CAPITAL AND COMMERICAL COMMITMENTS:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through October 1, 2020. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

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

 Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, at that time, reached an agreement with these organizations on a temporary fee schedule that reflected a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. In May 2010 and June 2010, the U.S. District Court’s judge charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. In January 2012, the U.S. District Court approved a settlement between RMLC and ASCAP. The settlement determined the amount to be paid to ASCAP for usage through 2016. In addition, stations received a credit for overpayments made in 2010 and 2011 to ASCAP. In June 2012, RMLC and BMI reached a settlement agreement. The settlement covers the period through 2016 and determined a new fee structure based on percentage of revenue. In addition, stations received a credit for overpayments made in 2010 and 2011 to BMI.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2016. In connection with these agreements, the Company incurred expenses of approximately $2.4 million and $7.8 million for the three and nine month periods ended September 30, 2012, respectively, and approximately $3.1 million and $9.4 million, respectively, for the three and nine month periods ended September 30, 2011.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	2017 and Beyond	Total
	(In thousands)
6 3/8% Senior Subordinated Notes(1)	$12	$753	$–	$–	$–	$–	$765
12 1/2%/15% Senior Subordinated Notes(1)	10,220	40,879	40,879	40,879	339,980	–	472,837
Credit facilities(2)	8,272	32,239	31,951	31,663	372,771	–	476,896
Other operating contracts / agreements(3)	25,513	39,308	26,050	5,301	4,623	642	101,437
Operating lease obligations	2,419	8,314	7,283	6,140	5,322	17,383	46,861
Senior Secured Notes(4)	2,975	11,900	11,900	11,900	121,777	–	160,452
Total	$49,411	$133,393	$118,063	$95,883	$844,473	$18,025	$1,259,248

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of September 30, 2012.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2012.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had four standby letters of credit totaling approximately $1.1 million in connection with our annual insurance policy renewals and real estate leases.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended September 30, 2012 and 2011, Radio One made no payments to or on behalf of Music One. During the nine months ended September 30, 2012 and 2011, Radio One paid $37,000 and $5,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and nine months ended September 30, 2012, the Company provided advertising services to Music One in the amounts of $0 and $1,000, respectively. For the nine months ended September 30, 2011, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the nine months ended September 30, 2012 and 2011, respectively.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

 None.

Item 6.  Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 13, 2012

