Form 10-K
period 2012-12-31
RADIO ONE, INC.
filed 2013-03-27
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Registrant’s telephone number, including area code

(301) 429-3200

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

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 15, 2013
Class A Common Stock, $.001 par value	2,714,410
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	3,121,048
Class D Common Stock, $.001 par value	40,760,067

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2012, was approximately $29.3 million.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2012

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

The term “station operating income” is also used throughout this report.  “Station operating income” consists of net loss or income before depreciation and amortization, corporate expenses, stock-based compensation, equity in income or loss of affiliated company, income taxes, noncontrolling interests in income of subsidiaries, interest expense, impairment of long-lived assets, other income or expense, gain or loss on retirement of debt, and income or loss from discontinued operations, net of tax. Station operating income is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).  Nevertheless we believe station operating income is a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our radio stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes, investments, debt financings, gain or loss on retirement of debt, corporate overhead, stock-based compensation, impairment of long-lived assets and income or losses from asset sales.  Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies as it includes results from all four of our reportable segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Station operating income does not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

The term “station operating income margin” is also used throughout this report.  “Station operating income margin” consists of station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. As with station operating income, station operating income margin also includes results from all four of our reportable segments (Radio Broadcasting, Reach Media, Internet and Cable Television) and may not be comparable to similarly titled measures of other companies.

Unless otherwise indicated:

•	we obtained total radio industry revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we obtained audience share and ranking information from Arbitron Inc. (“Arbitron”); and

•	we derived historical market statistics and market revenue share percentages from data published by Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey (“BIA”), a media and telecommunications advisory services firm.

Cautionary Note Regarding Forward-Looking Statements

This document, and the documents incorporated by reference into this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	the effects of continued and prolonged global economic weakness, credit and equity market volatility, high unemployment and continued fluctuations in the U.S. and other world economies may have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt or finance other strategic transactions given fluctuations in market conditions;

•	continued fluctuations in the U.S. economy and the local economies of the markets in which we operate could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Radio One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Radio One,” “the Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that targets African-American and/or urban listeners. As of December 31, 2012, we owned and/or operated 55 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.1% controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network; an 80.0% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful and social networking websites, including BlackPlanet, MiGente and Asian Avenue.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience. Recently, given changes in ratings methodologies and economic and demographic shifts, we have reprogrammed certain of our stations in underperforming segments of certain markets. However, our core radio franchise remains targeted toward the African-American and/or urban listener and consumer.

As of June 2011, our remaining Boston radio station was made the subject of an LMA whereby we have made available, for a fee, air time on this station to another party. In addition, beginning as of November 1, 2012, a station in our Columbus market was also made the subject of an LMA and subsequently sold as of February 2013. (See Note 20 – Subsequent Events in the accompanying financial statements.) The Columbus and Boston stations that we do not operate that are the subject of an LMA have been classified as discontinued operations as of December 31, 2012 and December 31, 2011, and the Columbus and Boston stations’ results from operations for the years ended December 31, 2012, 2011 and 2010, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television.

Our Stations and Markets

The table below provides information about our radio stations and the markets in which we owned or operated as of December 31, 2012.

	Radio One			Market Data
			Entire
			Audience
			Four	Ranking
			Book	by Size
			Average	of	Estimated Fall 2012
			(Ending	African-	Metro
			Fall	American	Population Persons
	Number of		2012)	Population	12+
	Stations (a)		Audience	Persons		African-
Market	FM	AM	Share (b)	12+ (c)	Total	American%
					(millions)
Atlanta	4	-	15.9	2	4.4	34.1%
Washington, DC	3	2	12.8	4	4.6	26.9%
Philadelphia	3	-	8.2	5	4.5	20.6%
Houston (1)	3	-	14.9	6	5.1	17.4%
Detroit	3	1	11.5	8	3.8	22.3%
Dallas	2	-	5.7	7	5.4	15.7%
Baltimore	2	2	15.7	11	2.3	28.9%
Charlotte	3	-	6.7	13	2.0	22.1%
St. Louis	2	-	7.6	14	2.3	19.1%
Cleveland	2	2	12.5	18	1.8	20.0%
Raleigh-Durham	4	-	19.1	19	1.4	22.3%
Richmond(2)	4	1	21.1	21	1.0	30.2%
Boston (3)	-	1	-	21	4.0	7.3%
Columbus	3	-	12.1	27	1.5	15.9%
Indianapolis	3	1	17.8	29	1.4	15.9%
Cincinnati	2	1	9.6	32	1.8	12.5%

Total	43	11

(1)	In addition, in Houston, we operate a digital channel KMJQ-HD2.

(2)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

(3)	Radio One retains ownership of a station in Boston; however, that station is the subject of an LMA and is not operated by the Company. Therefore, we do not subscribe to Arbitron for our Boston market.

(a)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000 is not included in this table and constitutes the 55th broadcast station.

(b)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey ending with the Fall 2012 Arbitron Survey.

(c)	Population estimates are from the Arbitron Radio Market Report, Fall 2012.

The African-American Market Opportunity

We believe that urban-oriented media primarily targeting African-Americans continues as an attractive opportunity for the following reasons:

Steady African-American Population Growth.  From 2000 to 2012, the African-American population grew by 16% compared to 7.6% for the white population and 12.2% for the total population. From 2012 to 2017, the nation’s African-American population is projected to grow by 6.9%, which exceeds the 5.7% growth estimated for the total U.S. population. (Source: “The Multicultural Economy 2012,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2012.)   African-Americans are expected to make up 12.9% of total population growth during the period from 2010 through 2015 (Source: U.S. Census Bureau, 2008 and 2009, “Projections of the Population by Sex, Race, and Hispanic Origin for the United States: 2010 to 2050”). According to the U.S. Census, the average African-American population is nearly five years younger than the total U.S. population average. As a result, urban formats, in general, tend to skew younger than formats targeted to the general market population.  As of December 2012, the African-American population represents approximately 13% of the total U.S. population.  The African-American consumer market represents an attractive customer segment in many states.

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

Higher African-American Income Growth.  The economic status of African-Americans improved at an above-average rate over the past two decades.  African-American buying power was estimated at $1.0 trillion in 2012, up from $600 billion and $947 billion in 2000 and 2010, respectively. African-American buying power is expected to increase to over $1.3 trillion by 2017. The 73% increase between 2000 and 2012 outstrips the 60% rise in white buying power and the 67% increase in total buying power (all races combined). In addition, African-American consumers tend to have a different consumption profile than non-African-Americans. A report published by the CAB notes those products and services for which African-American households spent more or a higher proportion of their money than non-African-Americans. These products and services included apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. Such findings imply that utilities, telecom firms, clothing and grocers would greatly benefit from marketing directly to African-American consumers.  This is particularly true in those states (including the District of Columbia) where the percentage that African-American buying power represents of total buying power in that state is the largest, such as the District of Columbia (26.1%), Maryland (23.1%), Georgia (21.8%), North Carolina (14.6%) and Virginia (12.9%).  Indeed, in 2012, the African-American markets in Georgia, Maryland, North Carolina and Virginia were $73 billion, $63 billion, $48 billion and $45 billion, respectively. (Source: “The Multicultural Economy 2012,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2012.)

Growing Influence of African-American Culture.  We believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of politics, music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries have embraced this urbanization trend in their products as well as in their advertising messages.  As noted in one recent study, “Because they are much younger, African-American consumers increasingly are setting trends for teens (and young adults) of every race and ethnic background. This isn’t surprising given that 29.4% of the black population is under 18 years old compared to 23.3% of the white population or 24.6% of the total population.” (Source: “The Multicultural Economy 2012,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2012.)

Growth in Advertising Targeting the African-American Market.  We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within a mature domestic market. Advertising expenditures on television, radio and magazines specifically in African-American media reached $2.10 billion in 2011, increasing almost 6% from 2010. Television ad spending, totaling a little over $1 billion, accounted for 48% of the spending, followed by spot radio ($757 million) and magazine ($335 million) spending. Advertising on television and radio experienced increased spending, while magazine advertising declined. However, the combined spending for African-American media only represents approximately 2% of the total advertising dollars spent with general market media during this same time period, which reached $120 billion. (Source:  “African Americans Consumers: Still Vital, Still Growing,” Nielsen, 2012.) We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand African-American consumers, and to relate to them with messages that are relevant to their community. These advertisers are accomplishing this by visibly and consistently engaging the African-American consumer, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty.

Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings.   African-Americans are becoming significant users of the Internet. The same factors driving increases in African-American buying power, such as improvements in education, income and employment, are also increasing African-American internet usage. One study estimates that there were 23.9 million active African-American internet users in July 2011. Further, African-Americans are heavy smartphone owners and users. The ownership rate for smartphones grew from 33% in 2011 to more than 54% in 2012. (Source:  “African Americans Consumers: Still Vital, Still Growing,” Nielsen, 2012.) African-Americans also use mobile devices for downloading and viewing video and music at 30% and 10% higher rates, respectively, than the general population. According to another national study among more than 7,000 African American adults, the Internet represents 32% of daily media exposure for African-Americans and the average amount of time spent online is 4 hours and 21 minutes per day, a figure that is 10% higher when compared to the average amount of time spent online for all U.S. adults. (Source: “The Media Audit National Report 2010”.)

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

Investment in Complementary Businesses.  We continue to invest in complementary businesses in the media and entertainment industry. The primary focus of these investments will be on businesses that provide entertainment and information content to African-American and urban consumers. Most recently, on December 31, 2012, we increased our ownership interests in Reach Media which operates the Tom Joyner Morning Show and, historically, has administered our syndicated programming operations. After we increased our ownership in Reach Media, we consolidated our syndicated programming line-up within Reach Media to create the leading syndicated radio network targeted to the African-American audience. In April 2011, we increased our ownership interest in TV One, a cable television network targeting African-Americans, to 50.9% giving us a controlling interest in the network. Since April 2011, our ownership in TV One increased to approximately 51.1% after redemptions of certain management interests. In April 2008, we acquired Community Connect Inc. (“CCI”), an online social networking company that hosted the website BlackPlanet.  BlackPlanet has been integrated into our online operations, as part of Interactive One, which now includes the largest social networking site primarily targeted at African-Americans.  The consolidation of Reach Media, TV One and BlackPlanet into our operations is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  We believe that our unique position as a diversified media company focused on the African-American consumer provides us with a competitive advantage in these new businesses.

Top 50 African-American Radio Markets in the United States

The table below notes the top 50 African-American radio markets in the United States. The bold text indicates markets where we own and/or operate radio stations. Population estimates are for 2012 and are based upon data provided by Arbitron.

			African-
			Americans
			as a
			Percentage
		African-	of the
		American	Overall
		Population	Population
		(Persons	(Persons
Rank	Market	12+)	12+)
		(In thousands)
1	New York, NY	2,682	16.9%
2	Atlanta, GA	1,496	34.1
3	Chicago, IL	1,367	17.4
4	Washington, DC	1,247	26.9
5	Philadelphia, PA	932	20.6
6	Houston-Galveston, TX	891	17.4
7	Dallas-Ft. Worth, TX	853	15.7
8	Detroit, MI	839	22.3
9	Los Angeles, CA	779	7.1
10	Miami-Ft. Lauderdale-Hollywood, FL	778	20.6
11	Baltimore, MD	676	28.9
12	Memphis, TN	506	45.5
13	Charlotte-Gastonia-Rock Hill, NC	458	22.1
14	St. Louis, MO	440	19.1
15	San Francisco, CA	437	7.0
16	Norfolk-Virginia Beach-Newport News, VA	432	31.6
17	New Orleans, LA	378	31.2
18	Cleveland, OH	352	20.0
19	Raleigh-Durham, NC	313	22.3
20	Boston, MA	299	30.2
21	Richmond, VA	299	7.3
22	Tampa-St. Petersburg-Clearwater, FL	284	11.5
23	Greensboro-Winston-Salem-High Point, NC	271	22.0
24	Orlando, FL	268	16.5
25	Birmingham, AL	261	29.0
26	Jacksonville, FL	246	21.1
27	Columbus, OH	245	15.9
28	Milwaukee-Racine, WI	234	15.8
29	Indianapolis, IN	229	15.9
30	Minneapolis-St. Paul, MN	223	8.0
31	Nassau-Suffolk (Long Island), NY	223	9.1
32	Cincinnati, OH	221	12.5
33	Kansas City, KS	221	13.4
34	Seattle-Tacoma, WA	212	6.0
35	Nashville, TN	211	16.2
36	Baton Rouge, LA	200	33.8
37	West Palm Beach-Boca Raton, FL	198	16.9
38	Jackson, MS	198	48.2
39	Middlesex-Somerset-Union, NJ	189	13.2
40	Las Vegas, NV	186	11.2
41	Columbia, SC	184	32.7
42	Hudson Valley, CA	181	12.3
43	Phoenix, AZ	179	5.5
44	Riverside-San Bernardino, CA	177	8.9
45	Pittsburgh, PA	176	8.8
46	Augusta, GA	156	34.2
47	Charleston, SC	156	26.4
48	Greenville-Spartanburg, SC	154	17.0
49	Louisville, KY	151	15.0
50	Sacramento, CA	148	7.9

Multi-Media Operating Strategy

To maximize net revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Complementing our core broadcast radio franchise are our syndicated radio, cable TV and online media interests. Through our national presence across our various media, we provide our customers with a multi-media advertising platform that is a unique and powerful delivery mechanism toward African-Americans and other urban consumers. We believe that as we continue to diversify into other media, the strength and effectiveness of this unique platform will become even more compelling.  The success of our strategy relies on the following:

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

Ownership and Syndication of Programming Content

To diversify our revenue base beyond the markets in which we physically operate, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of multi-media distribution assets or through distribution assets owned by others. If we distribute content through others, we are paid for providing this content or we receive advertising inventory which we monetize through our adverting sales. Our programming content efforts have included our investment in TV One and its related programming and the acquisition and development of our interactive brands including BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful. Our efforts also include the development and distribution of several syndicated radio shows, including the “Tom Joyner Morning Show,” the “Russ Parr Morning Show,” the “Yolanda Adams Morning Show,” the “Rickey Smiley Morning Show,” “CoCo Brother Live,” CoCo Brother’s the “Spirit” program, Bishop T.D. Jakes’ “Empowering Moments,” and the “Reverend Al Sharpton Show.” In addition to being broadcast on Radio One stations, our syndicated radio programming also was available on 262 non-Radio One stations through the United States as of December 31, 2012. On December 31, 2012, we increased our ownership interest in Reach Media from approximately 53.5% to 80%. Immediately after increasing ownership in Reach Media, we consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience.

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

We have created a national platform of radio stations and syndicated programming in some of the largest African-American consumer markets. This platform has the ability to reach approximately 20 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Given the high degree of geographic concentration among the African-American population, national advertisers find advertising on our radio stations an efficient and cost-effective way to reach this target audience. Through integrated sales efforts, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales efforts more efficient. We have also created a dedicated online sales force as part of our interactive unit. The unit’s national team focuses on helping marketers reach our online audience of approximately 10 million unique visitors per month.  Our leading advertising products, custom marketing solutions, and integrated inventory opportunities, provide our advertising customers a unique vehicle to reach online African-American consumers at scale. To allow marketers to reach our audience across all of our platforms (radio, television and online) in an efficient way, in 2008, we launched One Solution, a cross-platform/brand sales and marketing effort which allows top tier advertisers to take full advantage of our complete suite of offerings through a one-stop shop approach that has the potential to reach 82% of African-Americans in the United States.

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

Our Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations as of December 31, 2012. Market population data and revenue rank data are from BIA/Kelsey “Investing in Radio Market Report”, 2012 Fourth Edition. Audience share and audience rank data are based on Arbitron Surveys unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations. We do not subscribe to Arbitron for our Boston market.

					Audience	Audience		Audience	Audience
	2012				Share	Rank		Share	Rank
	Metro	Year		Target Age	in 12+	in 12+-		in Target	in Target
Market	Population	Acquired	Format	Demographic	Demographic	Demographic		Demographic	Demographic

Atlanta	9
WPZE-FM		2004	Contemporary Inspirational	25-54	4.2	10	(t)	3.7	12
WHTA-FM		2002	Urban Contemporary	18-34	5.4	4		9.2	2
WAMJ-FM		1999	Urban AC	25-54	6.3	4		6.6	2	(t)
WUMJ-FM		1999	Urban AC	25-54	*	*		*	*

Washington, DC	7
WKYS-FM		1995	Urban Contemporary	18-34	4.0	8		9.3	2
WMMJ-FM		1987	Urban AC	25-54	5.0	6		5.1	6
WPRS-FM		2008	Contemporary Inspirational	25-54	3.5	12		3.7	13
WOL-AM		1980	News/Talk	35-64.03		34	(t)	0.2	38	(t)
WYCB-AM		1998	Gospel	25-54	0.0	56	(t)	0.0	58	(t)

Philadelphia	8
WPPZ-FM		1997	Contemporary Inspirational	25-54	2.9	16	(t)	3.1	16
WPHI-FM		2000	Urban Contemporary	18-34	1.8	19	(t)	3.6	11	(t)
WRNB-FM		2004	Urban AC	25-54	3.5	11		3.5	14

Houston	6
KMJQ-FM		2000	Urban AC	25-54	6.8	2		6.4	3
KBXX-FM		2000	Urban Contemporary	18-34	7.2	1		12.6	1
KROI-FM		2004	News	25-54	0.9	27	(t)	0.7	28

Detroit	12
WGPR-FM		2011	Urban Contemporary	18-34	2.6	18		5.1	8
WDMK-FM		1998	Urban AC	25-54	4.7	6	(t)	4.3	11
WPZR-FM		1998	Contemporary Inspirational	25-54	2.5	19	(t)	2.7	17	(t)
WCHB-AM		1998	News/Talk	35-64	0.6	28	(t)	0.6	28	(t)

Dallas	5
KBFB-FM		2000	Urban Contemporary	18-34	2.9	14	(t)	4.3	7
KSOC-FM		2001	Urban AC	25-54	2.8	17		2.7	18

Baltimore	20
WERQ-FM		1993	Urban Contemporary	18-34	7.1	2		12.4	1
WWIN-FM		1992	Urban AC	25-54	7.8	1		7.8	2
WOLB-AM		1993	News/Talk	35-64	0.5	37	(t)	0.3	44
WWIN-AM		1992	Gospel	35-64	0.3	45		0.2	45	(t)

Charlotte	23
WQNC-FM		2000	Urban AC/Urban Oldies	25-54	3.0	17		3.3	14
WPZS-FM		2004	Contemporary Inspirational	25-54	3.7	15		3.1	14
WOSF-FM			Urban AC/Urban Oldies		**	**		**	**

St. Louis	21
WFUN-FM		1999	Urban AC	25-54	2.7	18	(t)	2.9	18
WHHL-FM		2006	Urban Contemporary	18-34	4.9	9	(t)	10.7	1

Cleveland	29
WENZ-FM		1999	Urban Contemporary	18-34	5.4	9		10.8	2
WERE-AM		2000	News/Talk	35-64	0.0	42	(t)	0.0	38	(t)
WZAK-FM		2000	Urban AC	25-54	6.6	5	(t)	7.0	5
WJMO-AM		1999	Contemporary Inspirational	25-54	0.5	24	(t)	0.6	22	(t)

Raleigh-Durham	41
WQOK-FM		2000	Urban Contemporary	18-34	5.5	7		11.5	1
WFXK-FM		2000	Urban AC	25-54	***	***		***	***
WFXC-FM		2000	Urban AC	25-54	8.0	2		7.9	2
WNNL-FM		2000	Contemporary Inspirational	25-54	5.6	6		5.2	8

Richmond(1)	54
WCDX-FM		2001	Urban Contemporary	18-34	5.1	8		9.7	3
WPZZ-FM		1999	Contemporary Inspirational	25-54	6.1	5	(t)	5.8	5
WKJS-FM		2001	Urban AC	25-54	9.6	1		9.7	1
WKJM-FM		2001	Urban AC	25-54	****	****		****	****
WTPS-AM		2001	News/Talk	35-64	0.3	28	(t)	0.3	27	(t)

Columbus	34
WCKX-FM		2001	Urban Contemporary	18-34	6.0	5		9.6	3
WXMG-FM		2001	Urban AC	25-54	4.4	9		3.6	12
WJKR-FM		2001	Adult Hits	25-54	*****	*****		*****	*****

Indianapolis(2)	39
WHHH-FM		2000	Rhythmic CHR	18-34	5.3	9		11.9	1
WTLC-FM		2000	Urban AC	25-54	5.9	6		5.9	6	(t)
WNOU-FM		2000	Pop/CHR	18-34	4.8	10		7.7	3	(t)
WTLC-AM		2001	Contemporary Inspirational	25-54	1.8	18		2.2	17

Cincinnati	28
WIZF-FM		2001	Urban Contemporary	18-34	5.7	6		10.0	1
WMOJ-FM		2006	Urban AC	25-54	2.9	14		2.3	15	(t)
WDBZ-AM		2007	News/Talk	35-64	1.0	23		0.7	24

AC - refers to Adult Contemporary

CHR - refers to Contemporary Hit Radio

R&B - refers to Rhythm and Blues

Pop - refers to Popular Music

*	Simulcast with WAMJ-FM
**	Simulcast with WQNC-FM
***	Simulcast with WFXC-FM
****	Simulcast with WKJS-FM
*****	WJKR was made the subject of an LMA in November 2012 and the Company no longer operated the station as of November 2012.

(1)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

(2)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

Radio Advertising Revenue

For the year ended December 31, 2012, approximately 56.4% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. Historically, national sales were made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz was paid agency commissions on the advertising sold. Approximately 41.4% of our total consolidated net revenue for the year ended December 31, 2012, was generated from the sale of local advertising and 34.2% from sales to national advertisers, including network advertising. Effective, January 1, 2013, we consolidated our syndication network programming within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to an internal sales force operating out of Reach Media. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales and revenue related to sponsored events, management fees and other revenue.

Advertising rates charged by radio stations are based primarily on:

•	a radio station’s audience share within the demographic groups targeted by the advertisers;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply and demand for radio advertising time.

 A radio station’s listenership is measured by the Portable People Meter TM (the “PPMTM”) system or diary ratings surveys, both of which estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience growth, set advertising rates and adjust programming. Advertising rates are generally highest during the morning and afternoon commuting hours.

Strategic Diversification and Other Sources of Revenue

We have expanded our operations to include other media forms that are complementary to our core radio business.  In 2008, we acquired CCI, an online social networking company that hosted the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.  CCI’s operations were consolidated within the operations of Interactive One and currently generate the majority of the Company’s internet revenue. Interactive One derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable.

Interactive One also operates the online brands NewsOne, TheUrbanDaily, Elev8 and HelloBeautiful. These properties also primarily derive their revenue from advertising services. Revenue is recognized either as impressions are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract, where applicable.

In February 2005, we acquired 51% of the common stock of Reach Media, which operates The Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2012, The Tom Joyner Morning Show was broadcast on 104 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media operates www.BlackAmericaWeb.com, an African-American targeted website and also operates the Tom Joyner Family Reunion and various other special event-related activities.   In December 2009, we increased our ownership interest by acquiring the noncontrolling interest from Citadel Broadcasting Corporation. On December 31, 2012, we further increased our ownership interest in Reach Media from approximately 53.5% to 80% by repurchasing the shares of certain minority shareholders in Reach Media. Immediately after increasing our ownership in Reach Media, we consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to an internal sales force operating out of Reach Media.

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers.

On February 25, 2011, TV One completed a financing to redeem certain investor and management membership interests in the limited liability company (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016.  Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management).  Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues.   Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from an investor.  These redemptions by TV One, increased Radio One’s holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Since April 2011, our ownership in TV One increased to approximately 51.1% after redemptions of certain management interests.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we provided TV One with administrative and operational support services and access to Radio One personalities. In consideration of providing these services, we received equity in TV One, and received an annual cash fee of $500,000 for providing services under the network services agreement.  The network services agreement, originally scheduled to expire in January 2009 was extended to January 2011, at which time it expired. Until such time as a new network services agreement is executed, we have operated under the terms of the original agreement.

 Under an advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. This agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. However, we entered into a new advertising services agreement with TV One with an effective date of January 2011 that expires in January 2014.  Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances.  In return for such services, TV One pays us for such advertising time and services and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services. These costs are eliminated in consolidation.

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

In December 2006, we acquired certain assets constituting Giant Magazine, an urban-themed music and lifestyle magazine. In December 2009, we discontinued publication of the magazine. However, we continue to retain the Giant brand as part of Interactive One on the website Giantlife.com.

Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the Internet, smartphones, cellular phones, tablets and the home entertainment market.

Competition

The media industry is highly competitive and we face intense competition across core radio franchise and all of our complementary media properties, including our interactive unit. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure that our properties will maintain or increase their current ratings, market share or advertising revenue.

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

Along with most other public radio companies, we have invested in iBiquity, a developer of digital audio broadcast technology. In connection with the investment we committed to convert most of our analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure that these arrangements will be successful or enable us to adapt effectively to these new media technologies. As of December 31, 2012, we had converted the substantial majority of our stations to digital broadcast.

Our interactive unit competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as Yahoo!TM, Google TM and Microsoft TM, social networking sites such as Facebook TM and traditional media companies, which are increasingly offering their own internet products and services. The Internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation by the Federal Communications Commission (“FCC”) and other federal agencies of ownership, programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:

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

The Communications Act prohibits the assignment of an FCC license, or transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant or renew a radio broadcast license or consent to assignment or transfer of a license, the FCC considers a number of factors, including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character and other qualifications of the licensee (or proposed licensee) and compliance with the Anti-Drug Abuse Act of 1988. A licensee’s failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of sanctions, including admonishment, fines, the grant of a license renewal for less than a full eight-year term or with conditions, denial of a license renewal application, the revocation of an FCC license and/or the denial of FCC consent to acquire additional broadcast properties.

Congress, the FCC and, in some cases, local jurisdictions, are considering and may in the future adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to increase record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to rules relating to political broadcasting, including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, political advertising rates, and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	revised rules and policies regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters, including increased protection of low power FM stations from interference by full-service stations;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	legislation that would provide for the payment of royalties to artists and musicians whose music is played on terrestrial radio stations;

•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

					Antenna
				ERP (FM)	Height(AM)
				Power	HAAT
	Station	Year of	FCC	(AM)	(FM)	Operating	Expiration Date
Market	Call Letters	Acquisition	Class	in Kilowatts	in Meters	Frequency	of FCC License

Atlanta	WUMJ-FM(1)	1999	C3	7.9	175.0	97.5 MHz	4/1/2020
	WAMJ-FM(2)	1999	C3	33.0	185.0	107.5 MHz	4/1/2020
	WHTA-FM	2002	C2	35.0	176.0	107.9 MHz	4/1/2012
	WPZE-FM(3)	2004	A	3.0	143.0	102.5 MHz	4/1/2020
Washington, DC	WOL-AM	1980	C	.37	N/A	1450 kHz	10/1/2019
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2019
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2011
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2019
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2019
Philadelphia	WPPZ-FM(4)	1997	A	0.27	338.0	103.9 MHz	8/1/2014
	WRNB-FM	2000	B	17.0	259.0	100.3 MHz	8/1/2014
	WPHI-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2014
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2013
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2013
	KROI-FM	2004	C1	21.36	526	92.1 MHz	8/1/2013
Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2012
	WCHB-AM	1998	B	50.0	N/A	1200 kHz	10/1/2020
	WPZR-FM	1998	B	50.0	152.0	102.7 MHz	10/1/2012
Dallas	KBFB-FM	2000	C	99	574	97.9 MHz	8/1/2013
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2013
Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2019
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2019
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/1/2011
Charlotte	WPZS-FM	2000	A	6.0	100.0	92.7 MHz	12/1/2019
	WQNC-FM	2004	A	5.2	107.0	100.9 MHz	12/1/2019
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/1/2012
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2013
Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2020
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2012
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2020
Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2019
	WFXC-FM	2000	C3	8.0	146.0	107.1 MHz	12/1/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2019
Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2019
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2011
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2019
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2019
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2019
Boston	WILD-AM	2001	D	4.8	N/A	1090 kHz	4/1/2014
Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2012
	WJKR-FM	2001	A	2.6	154.0	98.9 MHz	10/1/2020
	WXMG-FM	2001	A	6.0	100.0	106.3 MHz	10/1/2020
Indianapolis(A)	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2020
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2012
	WNOU-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2012
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2012
Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2020
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2020
	WCFN-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2020

(1)	WPHI-FM effective September 1, 2011 (formerly WRNB-FM).

(2)	WRNB-FM effective September 1, 2011 (formerly WPHI-FM).

(3)	WXMG-FM effective September 23, 2011 (formerly WJKR-FM).

(4)	WJYD-FM effective September 23, 2011 (formerly WXMG-FM).

(5)	WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.

(6)	WPZR-FM effective October 31, 2011 (formerly WHTD-FM).

(7)	WPZS-FM effective September 13, 2012 (formerly WQNC-FM).

(8)	WQNC-FM effective September 13, 2012 (formerly WPZS-FM).

(9)	WCFN-FM effective November 14, 2012 (formerly WMOJ-FM).

(A)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, an appropriate application must be filed with the FCC. If the assignment or transfer involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the applicant must give public notice and the application is subject to a 30-day period for public comment. During this time, interested parties may file petitions with the FCC to deny the application. Informal objections may be filed at any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for petitions seeking reconsideration or full FCC review of the grant.  The Communications Act also permits the appeal of a contested grant to a federal court in certain instances.

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

The FCC generally applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Certain passive investors that hold stock for investment purposes only may hold attributable interests with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

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

The media ownership rules are subject to periodic review by the FCC. In 2003, the FCC, among other actions, adopted new rules to change the way a local radio market is defined and to make JSAs involving more than 15% of a same-market radio station’s weekly advertising time “attributable” under the ownership limits. The FCC grandfathered existing combinations of radio stations that would not comply with the modified rules.  However, the FCC ruled that such noncompliant combinations could not be sold intact except to certain “eligible entities,” which the agency defined as entities qualifying as a small business consistent with Small Business Administration standards.  The 2003 rules were challenged in court and the Third Circuit stayed their implementation, among other things, on the basis that the FCC did not adequately justify its radio ownership limits. Subsequently, the Third Circuit partially lifted its stay to allow the new local market definition, JSA attribution rule and grandfathering rules to go into effect. The FCC currently is applying such revisions (except for the “eligible entity” exception to the prohibition on the sale of noncompliant grandfathered combinations) to pending and new applications.

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

In its 2003 media ownership decision, the FCC adopted new cross-media limits to replace the newspaper-broadcast and radio-television cross-ownership rules.  These provisions were stayed by the Third Circuit and remanded by the court for further FCC consideration. In 2006, the FCC began its next periodic review, which addressed issues on remand from the Third Circuit.  That review culminated in a 2007 decision in which the FCC revised the newspaper/broadcast cross-ownership rule to allow a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria and limitations, but made no changes to the currently effective local radio ownership rules (as modified in 2003) or the radio/television cross-ownership rule (as modified in 1999). In July 2011, ruling on various appeals of the FCC’s 2007 decision, the Third Circuit vacated the FCC’s revisions to the newspaper/broadcast cross-ownership rule, vacated the FCC’s definition of “eligible entity” in connection with various rules designed to increase diversity of broadcast ownership, and otherwise upheld the FCC’s decision to retain the current radio ownership and radio-television cross-ownership rules. The U.S. Supreme Court declined to review the Third Circuit’s decision.

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

Programming and Operations.  The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating its responsiveness. The FCC considers complaints from listeners about a broadcast station’s programming, and the station is required to maintain letters and emails it receives from the public regarding station operation on public file for three years. In the fall of 2011, the FCC commenced proceedings to establish a standardized form for reporting information on a television station’s public interest programming and, in April 2012, the FCC adopted rules to require that television broadcasters maintain their public inspection files online.  The FCC may ultimately adopt similar rules for radio stations.  Moreover, the FCC has proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.  Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Employees

As of December 31, 2012, we employed 862 full-time employees and 357 part-time employees. Our employees are not unionized.

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

ITEM 1A.  RISK FACTORS

For an enterprise as large and complex as the Company, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant, but are not listed in any particular order. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on the Company's future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Risks Related to the Nature and Operations of Our Business

The state and condition of the global financial markets and fluctuations in the global and U.S. economies may have an unpredictable impact on our business and financial condition.

The global equity and credit markets continue to experience high levels of volatility and disruption.  At various points in time, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength.  In addition, deterioration in the global and U.S. economies has produced concern over public and private debt levels, high unemployment, a drop in consumer confidence and spending and continued slowness in the U.S. housing market. These factors have impacted corporate profits and resulted in cutbacks in advertising budgets.  If the economic deterioration and/or current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience a further adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital.  For example, any worsening of the economy, credit markets, continuing geopolitical uncertainty, a continuation of market volatility or further weakness in consumer spending could continue to adversely impact the overall demand for advertising.  Such a result could have a negative effect on our revenues and results of operations.  In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

Any deterioration of the economy’s ongoing gradual recovery could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.

We believe we will be able to maintain compliance with the covenants contained in our senior credit facility for the foreseeable future.  This belief is based on our most recent revenue, operating income and cash flow projections. Our projections, however, are highly dependent on the continuation of the gradually improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact our operations beyond those assumed by management. If economic conditions do not continue to improve, or deteriorate, or if other adverse factors outside our control arise, our operations could be negatively impacted, which could prevent us from maintaining compliance with our debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, we would implement remedial measures (as we have done in the past), which could include, but not be limited to, operating cost and capital expenditure reductions and deferrals and seeking our share of distributions from TV One to the extent not already received (which cannot be assured). In addition, we could implement further de-leveraging actions, which may include, but not be limited to, other debt repayments, subject to our available liquidity and contractual ability to make such repayments and/or debt refinancings and amendments.

We have historically incurred net losses which could continue into the future.

We have historically reported net losses in our consolidated statements of operations, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, net losses incurred for discontinued operations and revenue declines caused by weakened advertising demand resulting from the current economic environment. For the years ended December 31, 2012 and 2010 (but not 2011), we experienced net losses of approximately $66.9 million and $28.6 million, respectively. These results have had a negative impact on our financial condition and could be exacerbated given the current economic climate. If these trends continue in the future, they could have a material adverse effect on our financial condition.

Our revenue is substantially dependent on spending and allocation decisions by advertisers, and seasonality and/or weakening economic conditions may have an impact upon our business.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Any reduction in advertising expenditures or changes in advertisers’ spending priorities and/or allocations across different types of media or programming could have an adverse effect on the Company's revenues and results of operations. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In addition, advertising revenues in even-numbered years tend to benefit from advertising placed by candidates for political offices. The effects of such seasonality, combined with the severe structural changes that have occurred in the U.S. economy, make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

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

During 2012 and 2011, in response to weakness and fluctuations in the economy, advertisers increasingly purchased lower-priced inventory rather than higher-priced inventory, and increasingly demanded lower pricing, in addition to increasingly purchasing later and through advertising inventory from third-party advertising networks. If advertisers continue to demand lower-priced inventory and/or otherwise continue to put downward pressure on pricing, our operating margins and ability to generate revenue could be further adversely affected.

Our success is dependent upon audience acceptance of our content, particularly our radio programs, which is difficult to predict.

Media and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict.  Finally, the costs of content and programming may change significantly if new performance royalties (such as those that have been proposed by members of Congress from time to time) are imposed upon radio broadcasters or internet operators and such changes could have a material impact upon our business.

Ratings for broadcast stations and traffic on a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenues.  For example, if there is an event causing a change of programming at one of our stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues or profitability as the previous programming.  In addition, changes in ratings methodology and technology could adversely impact our ratings and negatively affect our advertising revenues.

Arbitron, the leading supplier of ratings data for U.S. radio markets, has developed technology to passively collect data for its ratings service. The PPMTM is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. All of our market ratings are being measured by the PPM TM with the exception of Richmond. Due to its smaller market size, Richmond will remain on the diary methodology.  In each market, there has been a compression in the relative ratings of all stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPM TM as opposed to the traditional diary methodology can be materially different.  Because of the competitive factors we face and the introduction of the PPM TM (which continues to have market impact), we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.

A disproportionate share of our net revenue comes from radio stations in a small number of geographic markets and from Reach Media.

For the year ended December 31, 2012, approximately 56.4% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operate radio stations accounted for approximately 54.2% of our radio station net revenue for the year ended December 31, 2012.  Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 25.7% of our total consolidated net revenue for the year ended December 31, 2012.  Adverse events or conditions (economic (and including government cutbacks) or otherwise) could lead to declines in the contribution of Reach Media or to declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations.

We may lose audience share and advertising revenue to our competitors.

Our radio stations and other media properties compete for audiences and advertising revenue with other radio stations and station groups and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the internet and direct mail.  Adverse changes in audience ratings, internet traffic and market shares could have a material adverse effect on our revenue. Larger media companies with more financial resources than we have may enter the markets in which we operate causing competitive pressure. Further, other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for audiences and advertisers.  This competition could result in lower ratings or traffic and, hence, lower advertising revenue for us or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control, could also cause changes in audience ratings or market share.  Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure that we will be able to maintain or increase our current audience ratings and advertising revenue.

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

Our diversification strategy partially depends on our ability to identify attractive media properties at reasonable prices and to divest properties that are no longer strategic to our business.  Further, entering new businesses may subject us to additional risk factors.  Some of the material risks that could hinder our ability to implement this strategy include:

•	continued economic fluctuations;

•	limitations under the terms of our credit facilities and/or bond indentures;

•	inability to find buyers for media properties we target for sale at attractive prices due to decreasing market prices for radio stations or the inability of a potential buyer to obtain credit in the current economic environment;

•	failure or delays in completing acquisitions or divestitures due to difficulties in obtaining required regulatory approval, including possible difficulties by the seller or buyer in obtaining antitrust approval for acquisitions in markets where we already own multiple stations or establishing compliance with broadcast ownership rules;

•	reduction in the number of suitable acquisition targets due to increased competition for acquisitions;

•	we may lose key employees of acquired companies or stations;

•	difficulty in integrating operations and systems and managing a diverse media business;

•	failure of some acquisitions to prove profitable or generate sufficient cash flow; and

•	inability to finance acquisitions on acceptable terms, through incurring debt or issuing stock.

We can provide no assurance that our diversification strategy will be successful.

We must respond to the rapid changes in technology, services and standards in order to remain competitive.

Technological standards across our media properties are evolving and new media technologies are emerging. We cannot assure that we will have the resources to acquire new technologies or to introduce new features or services to compete with these new technologies. Several new media technologies and/or features are being, or have been, developed, including the following:

•	satellite delivered digital audio radio service, which has resulted in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs;

•	audio programming by cable television systems, direct broadcast satellite systems, internet content providers and other digital audio broadcast formats;

•	digital audio and video content available for listening and/or viewing on the Internet and/or available for downloading to portable devices (including audio via Wi-Fi, mobile phones, smart phones, netbooks, tablets and similar portable devices, WiMAX, the Internet and MP3 players);

•	and search capabilities embedded within social media platforms.

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

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including certain on-air personalities. We believe that the combination of skills and experience possessed by our executive officers and other key employees could be difficult to replace, and that the loss of one or more of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy.  In addition, several of our on-air personalities and syndicated radio programs hosts have large loyal audiences in their respective broadcast areas and may be significantly responsible for the ratings of a station. The loss of such on-air personalities or any change in their popularity could impact the ability of the station to sell advertising and our ability to derive revenue from syndicating programs hosted by them. We cannot be assured that these individuals will remain with us or will retain their current audiences or ratings.

As a part of our diversification strategy, we continue to develop our internet businesses. Failure to effectuate this strategy may adversely affect our brands and business prospects.

Our diversification strategy is in part dependent upon the development of our internet businesses. In order for our internet businesses to grow and succeed over the long-term, we must, among other things:

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

Internet users are increasingly accessing and using the internet through devices other than a personal or laptop computer, such as tablets or smartphones, which differ from computers with respect to memory, functionality, resolution and screen size. In order for consumers to access and use our products and services via these alternative devices, we must ensure that our products and services are technologically compatible with such devices. We also must secure arrangements with device manufacturers and wireless carriers in order to have placement and functionality on the alternative devices and to more effectively reach consumers. If we cannot effectively make our products and services available on alternative devices, fewer internet consumers may access and use our products and services and our advertising revenue may be negatively affected.

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

FCC licenses and goodwill totaled approximately $946.0 million, or 64.8% of our total assets, at December 31, 2012, and is primarily attributable to accounting for acquisitions in past years. We are required by Accounting Standards Codification (“ASC”) 350, “ Intangibles - Goodwill and Other ,” to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest impairment may have occurred.  Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, adverse changes in applicable laws and regulations, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations.  Fair values of FCC licenses and goodwill have been estimated using the income approach, which involves a 10-year model that incorporates several judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. We also utilize a market-based approach to evaluate the reasonableness of our fair value estimates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis.

As discussed in Note 5 to our audited financial statements included elsewhere in this prospectus, the lingering economic downturn and limited credit environment has weakened advertising demand in general, and has led to declining radio and online advertising, reduced growth expectations, deteriorating profits and cash flows, debt downgrades and fewer sales transactions with lower multiples. We performed impairment testing as of September 2012 for Reach Media and Interactive One due to declining revenue projections and actual results which did not meet budget. The results of these tests indicated that the carrying value for Reach Media goodwill and Interactive One goodwill had not been impaired.  We also performed interim impairment testing on certain reporting units’ radio broadcasting licenses as of June 2012. The Company recorded an impairment charge of $313,000 related to our Charlotte radio broadcasting licenses during the second quarter of 2012. The results of our annual impairment testing as of October 1, 2012, indicated that the carrying value for our broadcasting licenses, as well as goodwill associated with all reporting units had not been impaired.  For the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges against radio broadcasting licenses and goodwill of $313,000, approximately $14.5 million and approximately $36.1 million, respectively.

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

Within our primary business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Certain of our radio broadcasting licenses began to expire in October 2011 and others expire at various times through October 1, 2020. While we anticipate receiving all renewals, interested third-parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1944, as amended (the “Communications Act”), or is convicted of a felony, the FCC may commence a proceeding to impose fines or sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

There is significant uncertainty regarding the FCC’s media ownership rules, and such rules could restrict our ability to acquire radio stations.

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. On May 25, 2010, the FCC instituted an inquiry as part of its 2010 quadrennial review of its media ownership rules to seek public comment on and evaluate such rules to determine whether any changes are warranted.  See the information contained in “Business-Federal Regulation of Radio Broadcasting.”

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

As of December 31, 2012, our Chairperson and her son, our President and CEO, collectively held approximately 93% of the outstanding voting power of our common stock.  As a result, our Chairperson and our CEO control our management and policies and most decisions involving or impacting upon Radio One, including transactions involving a change of control, such as a sale or merger.  The interests of these stockholders may differ from the interests of our other stockholders and our debtholders.   In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts.  In addition, the TV One joint venture agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us.  Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the board of directors of Radio One.

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

Risks Related to Our Class A and Class D Stock

Certain non-compliance with NASDAQ rules for continued listing of our Class A and Class D common shares.

At various times over the last few years, our shares of Class A and Class D common stock have not been in compliance with the $1.00 minimum bid price requirement under NASDAQ rules for continued listing and, thus, ran a risk of being delisted. To the extent such non-compliance happened again, the Company would consider available options to resolve the noncompliance with the minimum bid price requirement, including but not limited to the implementation of a reverse stock split. However, there can be no assurance that the Company would be able to regain compliance with the minimum bid price requirements or other NASDAQ listing criteria for either class of stock.

Risks Related to our Substantial Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have substantial indebtedness.  As of December 31, 2012, we had approximately $818.7 million of total indebtedness.  In addition, subject to restrictions in our senior credit facility and the indentures governing our notes, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences, including the following:

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

A breach of any of the restrictive covenants could, or our inability to comply with the maintenance financial covenants would, result in an event of default under our senior credit facility.  In each of 2010, 2007 and 2006, we were required to enter into amendments to our senior credit facility to modify or waive compliance with financial covenants thereunder.  If, when required, we are unable to repay or refinance our indebtedness under, or amend the covenants contained in, our senior credit facility, or if a default otherwise occurs that is not cured or waived, the lenders under the senior credit facility could elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or institute foreclosure proceedings against those assets that secure the borrowings under our senior credit facility.  Should the outstanding obligations under our senior credit facility be accelerated and become due and payable because of our failure to comply with the applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business.  There can be no assurance that such financing will be available on acceptable terms, if at all.  Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral under our senior credit facility.  In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.  In addition, there are other situations (including certain changes in the ownership and voting interest in Radio One of our Chairperson and the CEO) where our debt may be accelerated and we may be unable to repay such debt.  Any of these scenarios could adversely impact our liquidity and results of operations.

Our ability to meet our obligations under our debt, in part, depends on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

We conduct a significant portion of our business operations through our subsidiaries and joint ventures. In servicing payments to be made on our indebtedness, we will rely, in part, on cash flows from these subsidiaries and joint ventures, mainly dividend payments.  The ability of these subsidiaries and joint ventures to make dividend payments to our Company will be affected by, among other factors, the obligations of these entities to their creditors (including TV One’s creditors), requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.  For example, the joint venture agreement (and related agreements) that created and governs TV One contains certain limited conditions under which distributions may be made.

Risks Related to Our Investment in TV One

TV One has substantial indebtedness that we are required to reflect in our total consolidated indebtedness. Certain restrictions in the indenture governing the TV One indebtedness could impact upon TV One’s ability to make distributions to us.

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

Television content production is inherently a risky business because the revenues derived from the production and distribution of a television program and the licensing of rights to the associated intellectual property, depend primarily upon the public’s level of acceptance, which is difficult to predict. The commercial success of a television program also depends upon the quality and acceptance of other competing programs in the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that TV One receives.  Poor ratings can lead to a reduction in pricing and advertising revenues.  Consequently, low public acceptance of TV One’s content may have an adverse effect on TV One’s results of operations. Further, recent competitive network launches, such as the networks launched by Oprah Winfrey, Sean Combs and Magic Johnson, could take away from our audience share and ratings and thus have an adverse effect on TV One’s results of operations.

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

TV One uses satellite systems to transmit its programming to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters, including extreme weather, that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, TV One may not be able to secure alternate distribution facilities in a timely manner. Failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on TV One’s businesses and results of operations. In addition, TV One uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on TV One’s businesses and results of operations.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC has in the past vigorously enforced its indecency rules against the broadcasting industry and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has found on a number of occasions that the content of television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending broadcast licensees. Moreover, the FCC has in some instances imposed separate fines against broadcasters for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. On July 13, 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy pursuant to which any broadcast of a single “utterance” of a “fleeting expletive” would be deemed by the FCC to be presumptively indecent.  In this decision, the Second Circuit also called into question the constitutionality of the FCC’s indecency policy generally.  In November 2010, the Second Circuit denied a petition for rehearing of that decision, and in January 2011, the Second Circuit vacated an FCC decision at issue in another indecency appeal, relying on its July 2010 and November 2010 decisions.  The FCC appealed to the Supreme Court, which agreed to review the Second Circuit's actions.  In June 2012, the Supreme Court issued a decision which, while setting aside the particular FCC actions under review on narrow due process grounds, declined to rule on the constitutionality of the FCC’s indecency policies.  It is not possible to predict whether and, if so, how the FCC will revise its indecency policy in response to the Supreme Court's decision, or the effect of such decision on TV One.  The fines for broadcasting indecent material are a maximum of $325,000 per utterance. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to TV One’s ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect TV One’s business and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and was found to be constitutional, some of TV One’s content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

Our President and Chief Executive Officer has an interest in TV One that may conflict with your interests.

We have an employment agreement with our President and Chief Executive Officer, Mr. Alfred C. Liggins, III.  The employment agreement provides, among other things, that in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. Mr. Liggins’ rights to the TV One Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment agreement (but similar rights could be included in the terms of a new employment agreement).  As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities.  For example, Mr. Liggins may seek to have Radio One acquire additional equity interests in TV One using cash generated from operations or additional borrowings under the senior credit facility or have TV One itself pursue acquisitions, joint ventures, financings or other transactions that, in his judgment, could increase the amount of the TV One Award by increasing the amount of our investment in TV One or enhancing the equity value of TV One, even though such transactions might involve risks to holders of our equity or debt securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. Our other media properties, such as Interactive One, generally only require office space.  We typically lease our studio and office space with lease terms ranging from five to 10 years in length. A station’s studios are generally housed with its offices in business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and, when negotiating a lease for such sites, we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases, or in leasing additional space or sites, if required.

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

	High	Low
2012
First Quarter	$1.25	$0.91
Second Quarter	$1.23	$0.90
Third Quarter	$0.97	$0.71
Fourth Quarter	$0.93	$0.70

2011
First Quarter	$2.66	$1.13
Second Quarter	$3.05	$1.71
Third Quarter	$1.79	$1.16
Fourth Quarter	$1.47	$0.91

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2012
First Quarter	$1.22	$0.93
Second Quarter	$1.22	$0.88
Third Quarter	$0.98	$0.73
Fourth Quarter	$0.87	$0.70

2011
First Quarter	$2.22	$1.08
Second Quarter	$3.00	$1.71
Third Quarter	$1.77	$1.12
Fourth Quarter	$1.47	$0.91

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

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 15, 2013, there were approximately 1,833 holders of Radio One’s Class A Common Stock, two holders of Radio One’s Class B Common Stock, three holders of Radio One’s Class C Common Stock, and approximately 2,122 holders of Radio One’s Class D Common Stock.

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

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share data)
Statements of Operations(1):
Net revenue	$424,573	$364,239	$279,292	$271,383	$312,707
Programming and technical expenses including stock-based compensation	135,781	114,912	74,644	75,226	78,868
Selling, general and administrative expenses including stock-based compensation	137,792	126,451	103,092	90,733	102,826
Corporate selling, general and administrative expenses including stock-based compensation	40,457	37,850	32,922	24,729	36,350
Depreciation and amortization	38,715	37,069	17,385	20,964	18,976
Impairment of long-lived assets	313	22,331	36,063	65,937	423,220
Operating income (loss)	71,515	25,626	15,186	(6,206)	(347,533)
Interest expense(2)	91,150	88,330	46,834	38,404	59,689
Gain on investment of affiliated company	—	146,879	—	—	—
(Loss) gain on retirement of debt	—	(7,743)	6,646	1,221	74,017
Equity in income (loss) of affiliated company	—	3,287	5,558	3,653	(3,652)
Other (expense) income, net	(1,109)	30	(2,934)	40	175
(Loss) income before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(20,744)	79,749	(22,378)	(39,696)	(336,682)
Provision for (benefit from) income taxes	33,235	66,686	3,971	7,014	(45,183)
(Loss) income from continuing operations	(53,979)	13,063	(26,349)	(46,710)	(291,499)
Loss from discontinued operations, net of tax	(137)	(160)	(276)	(1,848)	(7,448)
Consolidated net (loss) income	(54,116)	12,903	(26,625)	(48,558)	(298,947)
Noncontrolling interests in income of subsidiaries	12,749	10,014	2,008	4,329	3,997
Consolidated net (loss) income applicable to common stockholders	$(66,865)	$2,889	$(28,633)	$(52,887)	$(302,944)

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(1.33)	$0.06	$(0.55)	$(0.86)	$(3.14)
Loss from discontinued operations, net of tax	(0.00)	(0.00)	(0.01)	(0.03)	(0.08)
Net (loss) income applicable to common stockholders per share	$(1.34)*	$0.06	$(0.56)	$(0.89)	$(3.22)

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(1.33)	$0.06	$(0.55)	$(0.86)	$(3.14)
Loss from discontinued operations, net of tax	(0.00)	(0.00)	(0.01)	(0.03)	(0.08)
Net (loss) income applicable to common stockholders per share	$(1.34)*	$0.06	$(0.56)	$(0.89)	$(3.22)

*Per share amounts do not add due to rounding

Balance Sheet Data:
Cash and cash equivalents	$57,255	$35,939	$9,192	$19,963	$22,289
Intangible assets, net	1,202,562	1,241,761	835,845	866,919	940,556
Total assets	1,460,195	1,486,482	999,212	1,035,542	1,125,477
Total debt (including current portion)	818,718	808,904	642,222	653,534	675,362
Total liabilities	1,092,844	1,055,541	774,242	787,489	810,002
Total equity	354,498	410,598	194,335	195,828	272,052

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions and dispositions during the periods covered.
(2)	Interest expense includes non-cash interest, such as the accretion of principal, local marketing agreement (“LMA”) fees, the amortization of discounts on debt and the amortization of deferred financing costs.

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31:

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$45,447	$31,606	$17,836	$45,443	$13,832
Investing activities	(8,044)	55,800	(4,664)	(4,871)	66,031
Financing activities	(16,087)	(60,659)	(23,943)	(42,898)	(81,821)
Other Data:
Cash interest expense(1)	$73,307	$56,072	$48,805	$36,568	$68,611
Capital expenditures	12,485	9,445	8,753	4,528	12,541

(1)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

 Giving effect to the consolidation of TV One, for the year ended December 31, 2012, consolidated net revenue increased approximately 16.6% compared to the year ended December 31, 2011. Excluding the impact of consolidating TV One for the years ended December 31, 2012 and 2011, net revenue increased approximately 5.5% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Given the recent and gradual recovery seen in the advertising environments, we project our 2013 business results will continue to improve and compare more favorably to that of 2012. Our strategy for 2013 will be to continue to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our online and cable television strategy, our radio websites and our other internet properties.

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

For the year ended December 31, 2012, approximately 56.4% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total consolidated net revenue, approximately 41.4% of our net revenue was generated from local advertising and approximately 34.2% was generated from national advertising, including network advertising. In comparison, for the year ended December 31, 2011, approximately 51.8% of our net revenue was generated from the sale of advertising in our core radio business. Of our total net revenue, approximately 45.4% of our net revenue was generated from local advertising and approximately 33.4% was generated from national advertising, including network advertising. Our cable television segment generated approximately 30.9% of our total revenue for the year ended December 31, 2012. Our cable television segment generated approximately 23.6% of our total revenue for the period April 15, 2011 through December 31, 2011. During the year ended December 31, 2010, prior to the consolidation of TV One, approximately 83.5% of our net revenue was generated from the sale of advertising in our core radio business. Within this core radio business, approximately 56.9% of our net revenue was generated from local advertising and approximately 36.7% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue. The change in revenue mix is due primarily to the consolidation of TV One.

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Interactive One derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable.

TV One generates the Company’s cable television revenue, and derives its revenue principally from advertising and affiliate revenue. Advertising revenue is derived from the sale of television air time to advertisers and is recognized when the advertisements are run. TV One also receives affiliate fees and records revenue during the term of various affiliation agreements based on the most recent subscriber counts reported by the applicable affiliate.

In February 2005, we acquired 51% of the common stock of Reach Media, which operates The Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2012, The Tom Joyner Morning Show was broadcast on 104 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media operates www.BlackAmericaWeb.com, an African-American targeted website and also operates the Tom Joyner Family Reunion and various other special event-related activities.  In December 2009, we increased our ownership interest by acquiring the noncontrolling interest from Citadel Broadcasting Corporation. On December 31, 2012, we further increased our ownership interest in Reach Media from approximately 53.5% to 80% by repurchasing the shares of certain minority shareholders in Reach Media. Immediately after increasing our ownership in Reach Media, we consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to an internal sales force operating out of Reach Media.

Expenses

Our significant expenses are: (i) employee salaries and commissions; (ii) programming expenses; (iii) marketing and promotional expenses; (iv) rental of premises for office facilities and studios; (v) rental of transmission tower space; (vi) music license royalty fees; and (vii) content amortization. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and, in certain markets, the programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies. In addition to salaries and commissions, major expenses for our internet business include membership traffic acquisition costs, software product design, post application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with internet service provider (“ISP”) hosting services and other internet content delivery expenses. Major expenses for our cable television business include content acquisition and amortization, sales and marketing.

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

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for our online business as impressions are delivered, as “click throughs” are made or ratably over contract periods, where applicable. Net revenue is recognized for our cable television business as advertisements are run, and during the term of the affiliation agreements based on the most recent subscriber counts reported by the affiliate.

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest income, interest expense, equity in income of affiliated company, noncontrolling interests in income (loss) of subsidiaries, gain/loss on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, we believe station operating income is a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies as it includes results from all four of our reportable segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Station operating income margin:  Station operating income margin represents station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. As with station operating income, station operating margin include results from all four segments (Radio Broadcasting, Reach Media, Internet and Cable Television) and may not be comparable to similarly titled measures of other companies.

(d) Adjusted EBITDA: Adjusted EBITDA consists of net loss plus (1) depreciation, amortization, income taxes, interest expense, noncontrolling interest in income of subsidiaries, impairment of long-lived assets, stock-based compensation, loss on retirement of debt, loss from discontinued operations, net of tax, less (2) equity in income of affiliated company, other income, interest income, gain on retirement of debt and gain on purchase of affiliated company. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, as well as our equity in (income) loss of our affiliated company, gain on retirements of debt, and any discontinued operations. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except margin data)

Net revenue	$424,573	$364,239	$279,292
Station operating income	151,067	123,868	102,550
Station operating income margin	35.6%	34.0%	36.7%
Net (loss) income applicable to common stockholders	(66,865)	2,889	(28,633)

The reconciliation of net (loss) income to station operating income is as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net (loss) income applicable to common stockholders, as reported	$(66,865)	$2,889	$(28,633)
Add back non-station operating income items included in net (loss) income:
Interest income	(248)	(354)	(127)
Interest expense	91,150	88,330	46,834
Provision for income taxes	33,235	66,686	3,971
Corporate selling, general and administrative, excluding stock-based compensation	40,353	33,696	28,117
Stock-based compensation	171	5,146	5,799
Equity in income of affiliated company	—	(3,287)	(5,558)
Gain on investment in affiliated company	—	(146,879)	—
Loss (gain) on retirement of debt	—	7,743	(6,646)
Other expense, net	1,357	324	3,061
Depreciation and amortization	38,715	37,069	17,385
Noncontrolling interests in income of subsidiaries	12,749	10,014	2,008
Impairment of long-lived assets	313	22,331	36,063
Loss from discontinued operations, net of tax	137	160	276
Station operating income	$151,067	$123,868	$102,550

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net (loss) income applicable to common stockholders, as reported	$(66,865)	$2,889	$(28,633)
Interest income	(248)	(354)	(127)
Interest expense	91,150	88,330	46,834
Provision for income taxes	33,235	66,686	3,971
Depreciation and amortization	38,715	37,069	17,385
EBITDA	$95,987	$194,620	$39,430
Stock-based compensation	171	5,146	5,799
Gain on investment in affiliated company	—	(146,879)	—
Loss (gain) on retirement of debt	—	7,743	(6,646)
Equity in income of affiliated company	—	(3,287)	(5,558)
Other expense, net	1,357	324	3,061
Noncontrolling interests in income of subsidiaries	12,749	10,014	2,008
Impairment of long-lived assets	313	22,331	36,063
Loss from discontinued operations, net of tax	137	160	276
Adjusted EBITDA	$110,714	$90,172	$74,433

Effective April 14, 2011, the Company began to consolidate the operating results of TV One in its financial statements. Those amounts are included in the Adjusted EBITDA reconciliation in the table above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2012	2011

Statements of Operations:
Net revenue	$424,573	$364,239	$60,334	16.6%
Operating expenses:
Programming and technical, excluding stock-based compensation	135,781	114,912	20,869	18.2
Selling, general and administrative, excluding stock-based compensation	137,725	125,459	12,266	9.8
Corporate selling, general and administrative, excluding stock-based compensation	40,353	33,696	6,657	19.8
Stock-based compensation	171	5,146	(4,975)	(96.7)
Depreciation and amortization	38,715	37,069	1,646	4.4
Impairment of long-lived assets	313	22,331	(22,018)	(98.6)
Total operating expenses	353,058	338,613	14,445	4.3
Operating income	71,515	25,626	45,889	179.1
Interest income	248	354	(106)	(29.9)
Interest expense	91,150	88,330	2,820	3.2
Gain on investment in affiliated company	—	146,879	(146,879)	(100.0)
Loss on retirement of debt	—	7,743	(7,743)	(100.0)
Equity in income of affiliated company	—	3,287	(3,287)	(100.0)
Other expense, net	1,357	324	1,033	318.8
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(20,744)	79,749	(100,493)	(126.0)
Provision for income taxes	33,235	66,686	(33,451)	(50.2)
Net (loss) income from continuing operations	(53,979)	13,063	(67,042)	(513.2)
Loss from discontinued operations, net of tax	(137)	(160)	(23)	(14.4)
Net (loss) income	(54,116)	12,903	(67,019)	(519.4)
Noncontrolling interests in income of subsidiaries	12,749	10,014	2,735	27.3
Net (loss) income attributable to common stockholders	$(66,865)	$2,889	$(69,754)	(2,414.5)%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2012	2011
$424,573	$364,239	$60,334	16.6%

During the year ended December 31, 2012, we recognized approximately $424.6 million in net revenue compared to approximately $364.2 million during the same period in 2011. These amounts are net of agency and outside sales representative commissions, which were approximately $35.2 million during the year ended December 31, 2012, compared to approximately $31.8 million during the same period in 2011. We began to consolidate the results of TV One during the quarter ended June 30, 2011, and recognized approximately $86.0 million of revenue from our cable television segment during the period ended April 15, 2011 through December 31, 2011. We recognized approximately $131.2 million of revenue during the year ended December 31, 2012 from our cable television segment. Our internet business generated approximately $19.9 million in net revenue for the year ended December 31, 2012, compared to approximately $17.5 million during the same period in 2011, an increase of 13.3%. Net revenue for our radio broadcasting segment increased 6.9%. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in increased 0.5% in total revenues for the year ended December 31, 2012, made up of an increase of 0.3% in national revenues, an increase of 0.3% in local revenues and an increase of 10.1% in digital revenues. Net revenue growth for our radio stations was led by our Atlanta, Baltimore, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Raleigh and Washington D.C. clusters, while our Philadelphia and St. Louis clusters experienced the most significant declines. Reach Media net revenue decreased 12.6% for the year ended December 31, 2012, compared to the same period in 2011 partially due to changes to certain of Reach Media’s affiliate agreements that became effective on January 1, 2012, as well as lower than expected sponsorships associated with certain events.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2012	2011
$135,781	$114,912	$20,869	18.2%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $58.1 million of our consolidated programming and technical operating expenses were incurred by TV One for the year ended December 31, 2012, versus approximately $39.1 million for the period ended April 15, 2011 through December 31, 2011. Of this total amount incurred by TV One, approximately $47.3 million and $31.7 million for the years ended December 31, 2012 and 2011, respectively, relates specifically to content amortization. The increase in TV One content amortization is a result of an increased investment in original programming as well as accelerated amortization based on programming genre in addition to a full year’s worth of expense for 2012. There were also higher payroll and talent costs incurred in our radio broadcasting and Reach Media segments.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2012	2011
$137,725	$125,459	$12,266	9.8%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for Radio and our online business include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Approximately $24.8 million of our consolidated selling, general and administrative operating expenses were incurred by TV One for the year ended December 31, 2012, versus approximately $19.0 million for the period from April 15, 2011 through December 31, 2011. The increased expense is due to full year consolidation in 2012 versus a partial period in 2011, as well as higher marketing and promotional expenses because of new series that were introduced during 2012. Our internet business incurred approximately $2.2 million in higher traffic acquisition costs during the year ended December 31, 2012, compared to the same period in 2011. Finally, there were higher payroll and research costs incurred by our radio broadcasting segment.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2012	2011
$40,353	$33,696	$6,657	19.8%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in corporate expenses was due primarily to higher professional fees, research and bad debt expenses in our cable television segment. In addition, there was a non-cash decrease of approximately $2.5 million in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment Agreement. This decrease was an offset to an increase of approximately $3.2 million associated with corporate bonuses that were earned in 2012. Corporate bonuses had not previously been earned since 2010.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2012	2011
$171	$5,146	$(4,975)	(96.7)%

Vesting associated with the Company’s long-term incentive plan, whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010, was fully completed as of December 31, 2011 and, thus there was no associated expense in 2012. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for which awards are expected to vest.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2012	2011
$38,715	$37,069	$1,646	4.4%

The increase in depreciation and amortization expense for the year ended December 31, 2012, was due primarily to additional depreciation and amortization expense of approximately $5.1 million resulting from the increase in fixed and intangible assets recorded as part of the consolidation of TV One. This increased expense was offset by the completion of amortization for certain intangible assets and the completion of depreciation and amortization for certain assets across our other segments.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2012	2011
$313	$22,331	$(22,018)	(98.6)%

The 2012 impairment was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte radio broadcasting licenses. The 2011 goodwill impairment occurred in our Columbus market and other intangible asset impairment occurred in Reach Media. The impairments were driven in part by the economic downturn, slower radio industry and market revenue growth and resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital. The decline in values for long-lived assets such as licenses and other intangible assets was neither unique nor specific to our individual markets, as this trend has impacted the valuations of the radio industry as a whole, and has impacted other broadcast and traditional media companies as well.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2012	2011
$91,150	$88,330	$2,820	3.2%

The increase in interest expense for the year ended December 31, 2012 was due primarily to the consolidation of TV One, including the TV One Notes. TV One’s interest expense increased by approximately $3.5 million, which was partially offset by a decrease in the effective interest rate of the Company’s 12 1/2%/15% Senior Subordinated Notes. Through May 15, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis. The PIK Election expired on May 15, 2012, and interest accruing from and after May 15, 2012 accrued at a rate of 12 1/2% and is payable in cash.

Loss on retirement of debt, net

Year Ended December 31,		Increase/(Decrease)
2012	2011
$—	$7,743	$(7,743)	(100.0)%

The loss on retirement of debt for the year ended December 31, 2011, was due to a charge related to the retirement of the previous credit facility on March 31, 2011.  This amount includes a write-off of approximately $6.5 million of capitalized debt financing costs associated with the previous credit facility and a write-off of approximately $1.2 million associated with the termination of the Company’s interest rate swap agreement.

Gain on investment in affiliated company

Year Ended December 31,		Increase/(Decrease)
2012	2011
$—	$146,879	$(146,879)	(100.0)%

The gain on investment in affiliated company was a one-time item of approximately $146.9 million for the year ended December 31, 2011, and was due to acquiring the controlling interest in TV One and the accounting impact of consolidating TV One as of April 14, 2011.

Equity in income of affiliated company

Year Ended December 31,		Increase/(Decrease)
2012	2011
$—	$3,287	$(3,287)	(100.0)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the year ended December 31, 2011, was due to the consolidation of TV One during the quarter ended June 30, 2011. Previously, the Company’s share of the net income was driven by TV One’s then current capital structure and the Company’s percentage ownership of the equity securities of TV One. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2012	2011
$33,235	$66,686	$(33,451)	(50.2)%

During the year ended December 31, 2012, the provision for income taxes decreased to approximately $33.2 million compared to approximately $66.7 million for the same period in 2011. For the year ended December 31, 2012, the income tax provision consisted of deferred taxes of approximately $34.5 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision benefits of $709,000 and $579,000 related to FIN48 items and Reach Media, respectively. For the year ended December 31, 2011, the tax provision consisted of approximately $33.2 million related to temporary differences associated with the amortization for tax purposes of indefinite-lived intangible assets held by Radio One, approximately $33.8 million related to the partnership interest in TV One, approximately $2.5 million due to current taxes for Reach Media, reduced by the deferred tax benefit from the Reach Media impairment of approximately $2.8 million. The Company continues to maintain a full valuation allowance for its net deferred tax assets (“DTAs”). We do not consider deferred tax liabilities (“DTLs”) related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

The tax provision and offsetting valuation allowance resulted in an effective tax rate of (160.2)% and 83.6% for the years ended December 31, 2012 and 2011, respectively. The annual effective tax rate for Radio One in 2012 primarily reflects the increase in DTLs associated with the tax amortization of indefinite-lived intangibles.

Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2012	2011
$(137)	$(160)	$(23)	(14.4)%

Included in the loss from discontinued operations, net of tax, are the results of operations for radio stations that we do not operate that are the subject of an LMA. The activity for the years ended December 31, 2012 and 2011 resulted primarily from our remaining station in our Boston market as well as a station in our Columbus market entering into an LMA. The loss from discontinued operations, net of tax, includes no tax provision for the years ended December 31, 2012 and 2011.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2012	2011
$12,749	$10,014	$2,735	27.3%

The increase in noncontrolling interests in income of subsidiaries is due primarily to greater net income generated by TV One during the year ended December 31, 2012, compared to the period April 15, 2011 through December 31, 2011. This increase was partially offset by a loss generated by Reach Media during the year ended December 31, 2012, compared to income for the same period in 2011.

Other Data

Station operating income

Station operating income increased to approximately $151.1 million for the year ended December 31, 2012, compared to approximately $123.9 million for the year ended December 31, 2011, an increase of approximately $27.2 million or 22.0%. This increase was primarily due to TV One generating approximately $48.3 million of station operating income during the year ended December 31, 2012, compared to approximately $27.9 million during the period April 15, 2011 through December 31, 2011.

Station operating income margin

Station operating income margin increased to 35.6% for the year ended December 31, 2012, from 34.0% for the year ended December 31, 2011. The margin increase was primarily attributable to the impact of consolidating TV One results given TV One’s greater operating margin of 36.8% for the year ended December 31, 2012, compared to TV One’s operating margin of 32.5% for the period April 15, 2011 through December 31, 2011.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2011	2010

Statements of Operations:
Net revenue	$364,239	$279,292	$84,947	30.4%
Operating expenses:
Programming and technical, excluding stock-based compensation	114,912	74,644	40,268	53.9
Selling, general and administrative, excluding stock-based compensation	125,459	102,098	23,361	22.9
Corporate selling, general and administrative, excluding stock-based compensation	33,696	28,117	5,579	19.8
Stock-based compensation	5,146	5,799	(653)	(11.3)
Depreciation and amortization	37,069	17,385	19,684	113.2
Impairment of long-lived assets	22,331	36,063	(13,732)	(38.1)
Total operating expenses	338,613	264,106	74,507	28.2
Operating income	25,626	15,186	10,440	68.7
Interest income	354	127	227	178.7
Interest expense	88,330	46,834	41,496	88.6
Gain on investment in affiliated company	146,879	—	146,879	100.0
Loss (gain) on retirement of debt	7,743	(6,646)	14,389	216.5
Equity in income of affiliated company	3,287	5,558	(2,271)	(40.9)
Other expense, net	324	3,061	(2,737)	(89.4)
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	79,749	(22,378)	102,127	456.4
Provision for income taxes	66,686	3,971	62,715	1,579.3
Net income (loss) from continuing operations	13,063	(26,349)	39,412	149.6
Loss from discontinued operations, net of tax	(160)	(276)	(116)	(42.0)
Net income (loss)	12,903	(26,625)	39,528	148.5
Noncontrolling interests in income of subsidiaries	10,014	2,008	8,006	398.7
Net income (loss) attributable to common stockholders	$2,889	$(28,633)	$31,522	110.1%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2011	2010
$364,239	$279,292	$84,947	30.4%

During the year ended December 31, 2011, we recognized approximately $364.2 million in net revenue compared to approximately $279.3 million during the same period in 2010. These amounts are net of agency and outside sales representative commissions, which were approximately $31.8 million during the year ended December 31, 2011, compared to approximately $32.0 million during the same period in 2010. We began to consolidate the results of TV One during the quarter ended June 30, 2011, and recognized approximately $86.0 million of revenue from our new cable television segment during the year ended December 31, 2011. Our internet business generated approximately $17.5 million in net revenue for the year ended December 31, 2011, compared to approximately $16.0 million during the same period in 2010, an increase of 9.4%. For our radio business, based on reports prepared by Miller Kaplan, the markets we operate in increased 0.8% in total revenues for the year ended December 31, 2011, made up of a decline of 3.1% in national revenues, an increase of 0.9% in local revenues and an increase of 17.9% in digital revenues. Net revenue growth for our radio stations was led by our Atlanta, Charlotte, Cincinnati, Detroit, Raleigh and St. Louis clusters, while our Baltimore, Columbus, Dallas, Houston, Indianapolis, Philadelphia and Washington D.C. clusters experienced the most significant declines. Net revenue for our radio broadcasting segment decreased 3.5%. Reach Media net revenue increased 15.8% for the year ended December 31, 2011, compared to the same period in 2010 due primarily from assuming operational and financial control and responsibility for the ongoing cruise event, the “Tom Joyner Fantastic Voyage.” The “Tom Joyner Fantastic Voyage” took place in March 2011 and generated approximately $6.6 million of revenue for Reach Media.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2011	2010
$114,912	$74,644	$40,268	53.9%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The increase for the year ended December 31, 2011, compared to the same period in 2010 is primarily related to consolidating the results of TV One, as approximately $39.1 million of our consolidated programming and technical operating expenses were incurred by TV One. Approximately $31.7 million of this amount relates to content amortization. Excluding the impact of consolidating TV One’s operating results, our programming and technical expenses increased by 1.7% for the year ended December 31, 2011, compared to the same period in 2010.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2011	2010
$125,459	$102,098	$23,361	22.9%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for Radio and Internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our cable television segment accounted for approximately $19.0 million of the increase due to the impact of consolidating the results of TV One. Excluding the impact of consolidating the results of TV One, our selling, general and administrative expenses increased by 5.1%. The increased expense for the year ended December 31, 2011, compared to the same period in 2010 is primarily due to Reach Media events spending associated with Reach Media assuming operational and financial control and responsibility for the “Tom Joyner Fantastic Voyage,” held in March 2011. Reach Media incurred approximately $5.0 million of selling, general and administrative expenses associated with the “Tom Joyner Fantastic Voyage,” held in March 2011.

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

The increase in depreciation and amortization expense for the year ended December 31, 2011, was due primarily to additional depreciation and amortization expense of approximately $21.8 million resulting from fixed and intangible assets recorded as part of the consolidation of TV One. This increased expense was offset by the completion of amortization for certain intangible assets and the completion of depreciation and amortization for certain assets.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2011	2010
$22,331	$36,063	$(13,732)	(38.1)%

The decrease in impairment of long-lived assets for the year ended December 31, 2011, was related to non-cash impairment charges recorded to reduce the carrying value of radio broadcasting licenses, goodwill and other intangible assets to their estimated fair values. The 2011 goodwill impairment occurred in our Columbus market and other intangible asset impairment occurred in Reach Media. The 2010 broadcast license impairment occurred in Philadelphia and the 2010 goodwill impairment occurred in Reach Media. The impairments were driven in part by the economic downturn, slower radio industry and market revenue growth and resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital. The decline in values for long-lived assets such as licenses and other intangible assets was neither unique nor specific to our individual markets, as this trend has impacted the valuations of the radio industry as a whole, and has impacted other broadcast and traditional media companies as well.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2011	2010
$88,330	$46,834	$41,496	88.6%

The increase in interest expense for the year ended December 31, 2011, was due to our entry into our new March 31, 2011 senior secured credit facility (the “2011 Credit Agreement”) and amended exchange offer on November 24, 2010, as well as the consolidation of TV One, including the TV One Notes.  Higher interest rates associated with the 2011 Credit Agreement and amended exchange offer were in effect for the year ended December 31, 2011 compared to the same period in 2010.  The overall effective rate of borrowing for the year ended December 31, 2011, increased approximately 3.5% compared to the same period in 2010. Approximately $8.6 million of the increased interest expense relates to the TV One Notes.

Loss (gain) on retirement of debt, net

Year Ended December 31,		Increase/(Decrease)
2011	2010
$7,743	$(6,646)	$14,389	216.5%

The loss on retirement of debt for the year ended December 31, 2011, was due to a charge related to the retirement of the previous credit facility on March 31, 2011.  This amount includes a write-off of approximately $6.5 million of capitalized debt financing costs associated with the previous credit facility and a write-off of approximately $1.2 million associated with the termination of the Company’s interest rate swap agreement. The net gain on retirement of debt for the year ended December 31, 2010, was due to the approximately $9.9 million gain on redemption of the Company’s outstanding 6 3/8% Senior Subordinated Notes due 2013 at a discount. This amount was offset by a write-off of approximately $3.3 million of debt costs associated with the 2011 and 2013 Notes.

Gain on investment in affiliated company

Year Ended December 31,		Increase/(Decrease)
2011	2010
$146,879	$—	$146,879	100.0%

The gain on investment in affiliated company was a one-time item of approximately $146.9 million for the year ended December 31, 2011, and was due to acquiring the controlling interest in and the accounting impact of consolidating TV One’s operating results as of April 14, 2011.

Equity in income of affiliated company

Year Ended December 31,		Increase/(Decrease)
2011	2010
$3,287	$5,558	$(2,271)	(40.9)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the year ended December 31, 2011, was due to the consolidation of TV One during the quarter ended June 30, 2011. Previously, the Company’s share of the net income was driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

 Other expense, net

Year Ended December 31,		Increase/(Decrease)
2011	2010
$324	$3,061	$(2,737)	(89.4)%

The other expense for the year ended December 31, 2010, was principally due to the write off of a portion of deferred financing costs due to a reduction in the revolver commitment and the write off of certain deferred financing costs related to offering of certain second lien notes the Company abandoned in 2010. There were costs associated with the lowering of the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million. In March 2010, the revolver commitment was reduced by $100.0 million as a result of entering into a third amendment to the previous credit agreement originally entered into in June 2005 (“Previous Credit Agreement”).

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2011	2010
$66,686	$3,971	$62,715	1,579.3%

During the year ended December 31, 2011, the provision for income taxes increased to approximately $66.7 million compared to $4.0 million for the same period in 2010. For the year ended December 31, 2011, the tax provision consisted of approximately $33.2 million related to temporary differences associated with the amortization for tax purposes of indefinite-lived intangible assets held by Radio One, approximately $33.8 million related to the partnership interest in TV One, approximately $2.5 million due to current taxes for Reach Media, reduced by the deferred tax benefit from the Reach Media impairment of approximately $2.8 million. For the year ended December 31, 2010, the tax provision consisted of approximately $2.2 million for Reach Media and approximately $1.8 million for all other operations. The Company continues to maintain a full valuation allowance for its DTAs, other than DTAs for Reach Media. We do not consider DTLs related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

The tax provision and offsetting valuation allowance resulted in an effective tax rate of 83.6% and (17.7%) for the years ended December 31, 2011 and 2010, respectively. The annual effective tax rate for Radio One reflects the increase in DTLs associated with the amortization of certain of the Company’s radio broadcasting licenses for tax purposes and the increase in the deferred tax liability related to indefinite-lived assets owned by TV One.

Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2011	2010
$(160)	$(276)	$(116)	(42.0)%

Included in the loss from discontinued operations, net of tax, are the results of operations for radio station clusters sold or stations that we do not operate that are the subject of an LMA. The activity for the year ended December 31, 2011, resulted primarily from our remaining station in our Boston market as well as a station in our Columbus market entering into an LMA. The loss incurred for the year ended December 31, 2010, was due to legal and litigation spending from ongoing litigation for certain previous station sales. This spending was partially offset by the assumption of Giant Magazine’s subscriber liability by another publisher. The loss from discontinued operations, net of tax, includes no tax provision for the years ended December 31, 2011 and 2010.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2011	2010
$10,014	$2,008	$8,006	398.7%

The increase in noncontrolling interests in income of subsidiaries is due primarily to the impact of consolidating TV One’s operating results during the year ended December 31, 2011. The increase also relates to greater net income by Reach Media during the year ended December 31, 2011, compared to the same period in 2010.

Other Data

Station operating income

Station operating income increased to approximately $123.9 for the year ended December 31, 2011, compared to approximately $102.6 million for the year ended December 31, 2010, an increase of approximately $21.3 million or 20.8%. This increase was primarily due to consolidating TV One results, as TV One generated approximately $27.9 million of station operating income during the year ended December 31, 2011. Excluding the impact of consolidating TV One’s operating results, station operating income decreased by approximately $6.8 million primarily due to Reach Media events spending.

Station operating income margin

Station operating income margin decreased to 34.0% for the year ended December 31, 2011, from 36.7% for the year ended December 31, 2010. The margin decrease was primarily attributable to the impact of consolidating TV One results as well as Reach Media events spending as described above.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

For the purposes of the below discussion, the term “November 2010 Refinancing Transactions” refers to: (i) our November 24, 2010, exchange and cancellation of approximately $97.0 million of our 8⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of our 6⅜% senior subordinated notes due 2013 (the “2013 Notes” and together with the 2011 Notes, the “Prior Notes”) for approximately $287.0 million of our 2016 Notes; (ii) our entrance into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal of and interest on the Prior Notes when due, and eliminated the related events of default.

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modifies financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increases the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extends the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

Considering the December 2012 Amendment, the 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.10 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;

▪	3.25 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015;
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014 and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015;
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2012, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of December 31, 2012		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$83.3

Pro Forma Last Twelve Months Interest Expense (In millions)	$63.2

Senior Debt (In millions)	$352.5
Total Debt (In millions)	$680.3

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.23	x	4.50	x	0.27	x

Total Leverage
Total Debt / Covenant EBITDA	8.17	x	8.50	x	0.33	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.32	x	1.10	x	0.22	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results and related debt of TV One.

As of December 31, 2012, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement. We believe we will be able to maintain compliance with the covenants contained in our senior credit facility for the foreseeable future.  This belief is based on our most recent revenue, operating income and cash flow projections. Our projections, however, are highly dependent on the continuation of the gradually improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact our operations beyond those assumed by management. If economic conditions do not continue to improve, or deteriorate, or if other adverse factors outside our control arise, our operations could be negatively impacted, which could prevent us from maintaining compliance with our debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, we would implement remedial measures (as we have done in the past), which could include, but not be limited to, operating cost and capital expenditure reductions and deferrals and seeking our share of distributions from TV One to the extent not already received (which cannot be assured). In addition, we could implement further de-leveraging actions, which may include, but not be limited to, other debt repayments, subject to our available liquidity and contractual ability to make such repayments and/or debt refinancings and amendments.

Under the terms of the 2011 Credit Agreement, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for 2012. Commencing on June 30, 2011, quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of December 31, 2012, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $21.5 million was available to be borrowed.

As of December 31, 2012, the Company had outstanding approximately $377.3 million on its term credit facility. During the year ended December 31, 2012, the Company repaid approximately $3.8 million under the 2011 Credit Agreement. In addition, on April 13, 2012, the Company made an approximately $2.0 million term loan principal repayment based on its December 31, 2011 excess cash flow calculation according to the terms of the 2011 Credit Agreement. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

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

Under the terms of the Amended and Restated Credit Agreement, quarterly installments of principal on the term loan facility were payable on the last day of each March, June, September and December commencing on September 30, 2007, in a percentage amount of the principal balance of the term loan facility outstanding on September 30, 2007, net of loan repayments, of 1.25% between September 30, 2007 and June 30, 2008, 5.0% between September 30, 2008 and June 30, 2009, and 6.25% between September 30, 2009 and June 30, 2012. Based on the: (i) $174.4 million net principal balance of the term loan facility outstanding on September 30, 2008; (ii) a $70.0 million prepayment in March 2009; (iii) a $31.5 million prepayment in May 2009; and (iv) a $5.0 million prepayment in May 2010, quarterly payments of $4.0 million are payable between June 30, 2010 and June 30, 2012.

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

On March 31, 2011, the Company repaid all obligations under, and terminated, the Amended and Restated Credit Agreement with proceeds from the 2011 Credit Agreement. During the quarter ended March 31, 2011, the Company did not borrow from the Amended and Restated Credit Agreement and repaid approximately $353.7 million from proceeds from the 2011 Credit Agreement.

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

Under the terms of the Previous Credit Agreement, upon any breach or default under either the 8 7/8% Senior Subordinated Notes due July 2011 or the 6 3/8% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Previous Credit Agreement and declare the loans then outstanding under the Previous Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8 7/8% Senior Subordinated Notes and the 6 3/8% Senior Subordinated Notes, a default under the terms of the Previous Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of the Previous Credit Agreement.  More specifically: (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00; (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio; and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under the Previous Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

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

Senior Subordinated Notes

Period after the March 2011 Refinancing Transaction

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

As of December 31, 2012, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8 7/8% Senior Subordinated Notes at par and $199.3 million of the 6 3/8% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $327.0 million and a fair value of approximately $293.5 million as of December 31, 2012, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $740,000 as of December 31, 2012. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on September 30, 2011, interest payments of $24,000 are payable each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest accrues at a rate of 12 1/2% and is payable in cash.

Interest on the Exchange Notes accrued from the date of original issuance or, if interest had already been paid, from the date it was most recently paid.  Interest accrues for each quarterly period at a rate of 12 1/2% for such quarterly period that interest is paid fully in cash.  However, during the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind by issuance of additional Exchange Notes (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

A PIK Election remained in effect through May 15, 2012. After May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the year ended December 31, 2012, the Company issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that was in effect through May 15, 2012.

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

Period prior to November 2010 Refinancing Transactions

Subsequent to December 31, 2009, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009, under the terms of our Credit Agreement dated as of June 13, 2005.  We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provides for, among other things: (i) a $100.0 million revolver commitment reduction under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR; (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the notes governed by the Company’s 2001 and 2005 senior subordinated debt documents; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence in connection with the amendment.

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

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Previous Credit Agreement.  More specifically: (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00; (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio; and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as Agent, and the Required Lenders under our Previous Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

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

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2012:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$371.9	7.50%
12 1/2%/15% Senior Subordinated Notes (fixed rate)	$327.0	12.50%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%
6 3/8% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

(1)	Subject to variable Libor plus a spread currently at 7.50% and incorporated into the applicable interest rate set forth above.

The indentures governing our Prior Notes and our 2016 Notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. As of November 24, 2010, and in connection with the November 2010 Refinancing Transactions, we and the trustee under the indentures governing our Prior Notes entered into supplemental indentures which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture other than the covenants to pay principal of and interest on the Prior Notes when due, and eliminated or modified the related events of default.  Our 2011 Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including an interest coverage, senior secured leverage, and total leverage ratios, all of which could effectively limit our ability to borrow under the 2011 Credit Agreement.

TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel, which was acquired by Cumulus Media Inc. in September 2011. The note bears interest at 7.0% per annum, which was payable quarterly, and the entire principal amount was due on December 31, 2011. The note was due and paid on December 30, 2011.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2012 and 2011:

	2012	2011
	(In thousands)

Net cash flows provided by operating activities	$45,447	$31,606
Net cash flows (used in) provided by investing activities	(8,044)	55,800
Net cash flows used in financing activities	(16,087)	(60,659)

Net cash flows provided by operating activities were approximately $45.4 million and $31.6 million for the years ended December 31, 2012 and 2011, respectively. Net cash flows provided by operating activities for the year ended December 31, 2012, increased from the prior year due primarily to changes in non-cash items included in consolidated net loss offset by changes in operating assets and liabilities, primarily consisting of payments for content assets of approximately $55.0 million.

Net cash flows used in investing activities were approximately $8.0 million for the year ended December 31, 2012, compared to net cash flows provided by investing activities of approximately $55.8 million for the year ended December 31, 2011. Cash flow from investing activities for the year ended December 31, 2012, decreased from the prior year primarily due to the net cash and investments acquired in connection with the TV One consolidation of approximately $65.2 million. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $12.5 million and $9.4 million for the years ended December 31, 2012 and 2011, respectively.

Net cash flows used in financing activities were approximately $16.1 million and $60.7 million for the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2011, the Company borrowed approximately $378.3 million from its credit facility. During the years ended December 31, 2012 and 2011, the Company repaid approximately $5.8 million and $357.6 million, respectively, in outstanding debt. During the years ended December 31, 2012 and 2011, we repurchased a noncontrolling interest in Reach Media and TV One for $2.0 million and approximately $54.6 million, respectively. During the years ended December 31, 2012 and 2011, respectively, we capitalized approximately $2.6 million and $6.3 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities. TV One paid approximately $7.7 million and $12.3 million in dividends to noncontrolling interest shareholders for the years ended December 31, 2012 and 2011, respectively. In addition, during the year ended December 31, 2011, we repurchased $73,000 of our Class A Common Stock and approximately $9.4 million of our Class D Common Stock.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance will not have a material impact on the Company's financial statements, other than presentation and disclosure.

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012, and it did not have a significant impact on the Company’s financial statements. The Company did not use the qualitative assessment option during the year ended December 31, 2012.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2012, we had approximately $674.0 million in broadcast licenses and $272.0 million in goodwill, which totaled $946.0 million, and represented approximately 64.8% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $313,000, $14.5 million and $36.1 million, respectively. Significant impairment charges have been a recent trend experienced by media companies in general, and are not unique to us.

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units. The testing for radio broadcasting licenses is performed at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one geographical market. We use the income approach to value broadcasting licenses, which involves a 10-year model that incorporates several variables, including, but not limited to: (i) estimated discounted cash flows of a hypothetical market participant; (ii) estimated radio market revenue and growth projections; (iii) estimated market share and revenue for the hypothetical participant; (iv) likely media competition within the market; (v) estimated start-up costs and losses incurred in the early years; (vi) estimated profit margins and cash flows based on market size and station type; (vii) anticipated capital expenditures; (viii) probable future terminal values; (ix) an effective tax rate assumption; and (x) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

During the second quarter of 2012, the total market revenue growth for certain markets was below that used in our 2011 annual impairment testing. We deemed this shortfall to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of June 30, 2012. The Company recorded an impairment charge of $313,000 related to our Charlotte radio broadcasting licenses. The remaining radio broadcasting licenses that were tested during the second quarter of 2012 were not impaired. We did not identify any impairment indicators for our radio broadcast licenses during the first or third quarters of 2012.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of December 31, 2012, we had 20 reporting units, which were comprised of our 16 radio markets and four other business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach method. The approach generally involves a 10-year model with similar variables as described above, except that the discounted cash flows are generally based on the Company’s estimated and projected market share and operational performance for its owned radio markets or other business divisions. We also utilize a market-based approach to evaluate the reasonableness of our fair value estimates for our reporting units. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to attribute the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

In March, June and September of 2011, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flow internal projections were revised. Management revised its internal projections for Reach Media by lowering the long-term revenue growth rates previously assumed in our 2010 year end assessment. The discount rate was lowered from 13.5% from the 2010 annual assessment to 13.0% for the June 2011 assessment and again lowered to 12.0% for the September 2011 assessment. As part of the year end impairment testing, the rate was increased to 12.5% and we reduced our operating cash flow projections and assumptions compared to the interim assessments based upon actual operating results which did not meet budgeted results. Based on the testing performed throughout 2011, the Company concluded that Reach Media goodwill was not impaired. Due to amendments of existing Reach Media affiliate agreements with Radio One, Reach Media’s expected future cash flows will be reduced. As a result, the Company recognized a non-cash impairment charge of approximately $7.8 million associated with other intangible assets.

Reach Media did not meet its budgeted operating cash flow for the third and fourth quarters of 2012 and we performed interim and annual impairment assessments at September 30, 2012 and December 31, 2012. Upon review of the results of the interim and year-end impairment tests, and quarter-end assessment, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Finally, for the third and fourth quarters of 2012, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One net revenues and cash flows declined for the third quarter and year to date 2012 and full year internal projections were revised. As a result of the testing, the Company concluded no impairment to the carrying value had occurred.

 As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2012 were reasonable.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual and interim impairment testing performed since October 2010.

Radio Broadcasting	October 1,	October 1,	June 30,	October 1,
Licenses	2010	2011	2012 (a)	2012

Pre-tax impairment charge (in millions)	$19.9	$—	$0.3	$—

Discount Rate	10.0%	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	1.0% -3.0%	1.5% -2.5%	1.0% -3.0%	1.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.5%	1.0% - 2.0%	1.0% - 2.0%	1.0% -2.0%
Mature Market Share Range	0.8% - 28.3%	0.7% - 28.9%	5.8% - 15.6%	0.7% - 27.4%
Operating Profit Margin Range	19.0% - 47.3%	19.1% - 47.4%	29.1% - 48.0%	19.6% - 47.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2010 (a)	2011 (a)	2012 (a)

Pre-tax impairment charge (in millions)	$–	$14.5	$–

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	1.5% -3.0%	2.0% -2.5%	1.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.0%	1.5% - 2.0%
Mature Market Share Range	7.0% - 23.0%	7.4% - 20.8%	6.7% - 20.8%
Operating Profit Margin Range	27.5% - 58.0%	29.5% - 54.0%	29.3% - 58.5%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

 Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and certain interim impairment tests. When compared to the discount rate used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. The Company recorded an impairment charge of approximately $16.1 million for the year ended December 31, 2010, and concluded no impairment to Reach Media goodwill for any other period.

	October	December	October	October
	1,	31,	1,	1,
Reach Media Goodwill	2010	2010	2011	2012

Pre-tax impairment charge (in millions)	$-	$16.1	$-	$-

Discount Rate	13.0%	13.5%	12.0%	12.0%
Year 1 Revenue Growth Rate	2.5%	2.5%	2.5%	2.0%
Long-term Revenue Growth Rate Range	2.5% - 3.3%	(2.6)% - 4.4%	(2.0)% - 3.5%	(4.7)% - 2.8%
Operating Profit Margin Range	25.5% - 31.2%	15.5% - 25.9%	18.8% - 21.7%	4.6% - 19.8%

Below are some of the key assumptions for our internet segment used in the income approach model for determining the fair value since October 2010. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing, the Company concluded no impairment to the carrying value had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

Goodwill	October 1,	October 1,	October 1,
(Internet Segment)	2010	2011	2012

Pre-tax impairment charge (in millions)	$-	$-	$-

Discount Rate	15.0%	14.5%	13.5%
Year 1 Revenue Growth Rate	24.5%	20.3%	13.8%
Long-term Revenue Growth Rate (Year 10)	3.0%	2.5%	2.5%
Operating Profit Margin Range	(0.6)% - 32.7%	0.0% - 28.8%	(4.8)% - 24.2%

Given the consolidation of TV One effective April 14, 2011, the Company performed its first impairment testing in the Cable Television segment in December 2011. Below are some of the key assumptions used in the income approach model for determining the fair value since December 2011. As a result of the testing performed in 2011 and 2012, the Company concluded no impairment to the carrying value of goodwill had occurred.

	December 31,	October 1,
Cable Television Goodwill	2011	2012

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	11.5%	10.75%
Year 1 Revenue Growth Rate	13.9%	11.2%

Long-term Revenue Growth Rate Range	2.7% - 13.9%	2.5% - 12.2%

Operating Profit Margin Range	29.9% - 42.2%	33.3% - 36.2%

The above goodwill tables reflect some of the key valuation assumptions used for 12 of our 20 reporting units. As a result of our year end testing, there were no goodwill impairment charges recorded during the year ended December 31, 2012. The other eight remaining reporting units had no goodwill carrying value balances as of December 31, 2012.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2012 were reasonable.

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

As of October 1, 2012, we had a total goodwill carrying value of approximately $272.0 million across 12 of our 20 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For five of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)
2	2.0%	Impairment not likely
16	2.0%	Impairment not likely
19	2.0%	Impairment not likely
11	1.5%	Impairment not likely
21	3.0%	Impairment not likely
12	2.0%	0.2%
10	2.0%	0.5%
18	2.5%	(2.0)%
1	2.0%	(2.7)%
5	1.5%	(4.8)%
13	2.0%	(12.1)%
6	1.5%	(15.8)%

(a)	The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

 Several of the licenses in our units of accounting have limited excess of fair values over their respective carrying values. Per the table below, as of October 1, 2012, we appraised the radio broadcasting licenses at a fair value of approximately $859.5 million, which was in excess of the $674.0 million carrying value by $185.5 million, or 27.5%. The fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	October 1, 2012	October 1, 2012	Excess
Unit of Accounting (a)	Carrying Values ("CV")	Fair Values ("FV")	FV vs. CV	% FV Over CV
	(In thousands)
Unit of Accounting 2	$3,086	$69,333	$66,247	2,146.7%
Unit of Accounting 4	9,169	11,510	2,341	25.5%
Unit of Accounting 5	18,657	19,218	561	3.0%
Unit of Accounting 7	16,165	17,530	1,365	8.4%
Unit of Accounting 14	20,434	26,338	5,904	28.9%
Unit of Accounting 15	20,886	22,760	1,874	9.0%
Unit of Accounting 11	21,135	25,945	4,810	22.8%
Unit of Accounting 6	26,242	28,764	2,522	9.6%
Unit of Accounting 9	34,270	36,587	2,317	6.8%
Unit of Accounting 13	52,556	60,975	8,419	16.0%
Unit of Accounting 16	52,965	108,243	55,278	104.4%
Unit of Accounting 12	58,779	58,997	218	0.4%
Unit of Accounting 8	66,715	73,409	6,694	10.0%
Unit of Accounting 1	93,394	118,931	25,537	27.3%
Unit of Accounting 10	179,541	180,939	1,398	0.8%
Total	$673,994	$859,479	$185,485	27.5%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

	Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2012
	Broadcasting Licenses	Goodwill
	(In millions)

Pre-tax impairment charge recorded:
Radio Market Reporting Units	$0.3	$-
Radio Syndication Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Internet Reporting Unit	-	-
Total Impairment Recorded	$0.3	$-

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry growth rates	$21.0	$-
A 100 basis point decrease in cash flow margin	$4.3	$-
A 100 basis point increase in the applicable discount rate	$43.8	$-
A 5% reduction in the fair value of broadcasting licenses and reporting units	$10.8	$-
A 10% reduction in the fair value of broadcasting licenses and reporting units	$27.2	$-

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Internet Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$10.4
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$0.2
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2012 and 2010 and determined no impairment charges were necessary. The Company reviewed certain intangibles for impairment during 2011 and recorded an impairment charge of approximately $7.8 million related to the long-lived assets of Reach Media. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, our historical bad debt expense has averaged approximately 4.6% of our outstanding trade receivables and has been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

Our online business recognizes its advertising revenue as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable.

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also receives affiliate fees and records revenue during the term of various affiliation agreements based on the most recent subscriber counts reported by the applicable affiliate.

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

Estimate of Effective Tax Rates

We estimate the provision for income taxes, income tax liabilities, deferred tax assets and liabilities, and any valuation allowances in accordance with ASC 740, “Income Taxes,” as it relates to accounting for income taxes in interim periods. We estimate effective tax rates based on local tax laws and statutory rates, apportionment factors, taxable income for our filing jurisdictions and disallowable items, among other factors. Audits by the Internal Revenue Service or state and local tax authorities could yield different interpretations from our own, and differences between taxes recorded and taxes owed per our filed returns could cause us to record additional taxes. Our estimated effective tax rate for the year ended December 31, 2012 was (160.2)%.

To address the exposures of unrecognized tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2012, we had approximately $5.1 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

The Company maintains a full valuation allowance for its DTAs, primarily attributable to net operating losses (“NOLs”), as we determined that it is more likely than not that the DTAs will not be realized. The Company reached this determination based on its cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges on certain indefinite-lived intangibles for the years ended December 31, 2010, 2011 and 2012.

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

Fair Value Measurements

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” According to the Employment Agreement, which was executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause.  Until such time as a new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

The Company reassessed the estimated fair value of the award as of December 31, 2012, at approximately $11.4 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2011, was approximately $10.3 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2012 and 2011 was approximately $12.9 million and $20.3 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

The TV One incentive award plan balance is measured based on the estimated enterprise fair value of TV One. As of December 31, 2012, the Company determined the enterprise fair value of TV One with the assistance of a third-party valuation firm. As the Company will measure changes in the fair value of these balances at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the amounts previously recorded.

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

Capital and Commercial Commitments

 Indebtedness

We have several debt instruments outstanding within our capital structure. The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $747,000 in 6 3/8% Senior Subordinated Notes due February 2013 and $327.0 million in our 12 1/2%/15% Senior Subordinated Notes due May 2016. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

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

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2016. During the years ended December 31, 2012, 2011 and 2010, the Company incurred expenses, including discontinued operations, of approximately $9.9 million, $12.5 million and $11.4 million, respectively, in connection with these agreements. For continuing operations, for the years ended December 31, 2012, 2011 and 2010, the Company incurred expenses of approximately $9.8 million, $12.5 million and $11.4 million, respectively, in connection with these agreements.

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2012, this annual right was exercisable for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One. However, on December 31, 2012, Reach Media and its noncontrolling interest shareholders amended the shareholder’s agreement governing their relationship. As part of that amendment, the noncontrolling interest shareholders agreed to delay the Put Right until January 1, 2018. The terms of the Put Right remain the same in all other respects.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	2013	2014	2015	2016	2017	2018 and Beyond	Total
	(In thousands)
6 3/8% Senior Subordinated Notes(1)	$753	$—	$—	$—	$—	$—	$753
12 1/2%/15% Senior Subordinated Notes(1)	40,879	40,879	40,879	339,980	—	—	462,617
Credit facilities(2)	32,231	31,943	31,655	372,770	—	—	468,599
Other operating contracts/agreements(3)	62,733	43,063	16,779	4,624	310	341	127,850
Operating lease obligations	9,507	7,986	6,862	6,277	5,755	14,145	50,532
Senior Secured Notes(4)	11,900	11,900	11,900	121,777	—	—	157,477
Total	$158,003	$135,771	$108,075	$845,428	$6,065	$14,486	$1,267,828

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of December 31, 2012.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2012.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

As of December 31, 2010, we had a swap agreement in place for a total notional amount of $25.0 million. At that point, the period remaining on the swap agreement was 18 months. The remaining $25.0 million swap agreement was terminated in conjunction with the March 31, 2011 retirement of our Previous Credit Agreement and we have no swap arrangements in connection with the 2011 Credit Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had four standby letters of credit totaling $1.0 million in connection with our annual insurance policy renewals and real estate leases.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2012, our exposure related to market risk had not changed materially since December 31, 2011.

Both the term loan facility and the revolving facility under our 2011 Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”), subject to a LIBOR floor plus a margin or the base rate plus a margin The base rate is equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. We also pay a commitment fee of 0.75% per annum on the unused commitment of the revolving facility. We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase two percentage points above the current rates at December 31, 2012, our interest expense on the term portion of the credit facility would increase approximately $3.0 million on an annual basis.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 12 1/2%/15% Senior Subordinated Notes and our 6 3/8% Senior Subordinated Notes at December 31, 2012 were approximately $293.5 million and $740,000, respectively, and the carrying amounts were $327.0 million and $747,000, respectively. The estimated fair value of the TV One Notes approximates carrying value.

The estimated fair value of our 12 1/2%/15% Senior Subordinated Notes and our 6 3/8% Senior Subordinated Notes at December 31, 2011 were approximately $262.8 million and $710,000, respectively, and the carrying amounts were $312.8 million and $747,000, respectively.

The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 12 1/2%/15% Senior Subordinated Notes from approximately $293.5 million to $316.5 million at December 31, 2012. The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 6 3/8% Senior Subordinated Notes from approximately $740,000 to $877,000 at December 31, 2012.

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

The framework used in carrying out our evaluation was the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, based on our evaluation under these frameworks, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

(c) Changes in internal control over financial reporting

During the year ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2013 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of September 21, 2000, of the Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).
3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
3.3	Restated Articles of Incorporation of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.4	Restated Bylaws of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.11	Articles of Incorporation of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Bylaws of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Certificate of Formation of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Limited Liability Company Agreement of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.17	Certificate of Incorporation of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Amended and Restated Bylaws of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.19	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.20	Bylaws of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.22	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Articles of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.26	Bylaws of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.27	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.28	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).

3.29	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Formation of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Liability Company Agreement of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Incorporation of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Bylaws of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.44	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.45	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.46	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.47	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.48	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.49	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.50	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.51	Certificate of Formation of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.52	Limited Liability Company Agreement of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.53	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.54	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
4.1	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 11, 2005).
4.2	First Supplemental Indenture dated as of February 15, 2006 among Radio One, Inc., Syndication One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.3	Second Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., Magazine One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2006).
4.4	Third Supplemental Indenture, dated as of March 30, 2010 by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto, Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc., Distribution One, LLC and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).
4.5	Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.6	Fourth Supplemental Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors listed therein, and Wilmington Trust Company, as successor trustee to The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture dated February 10, 2005. (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.7	Exchange and Registration Rights Agreement, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and certain holders of its debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.8	Supplemental Indenture, dated as of March 11, 2011, among Radio One, Inc., the Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2010).
4.9	Indenture, dated as of February 25, 2011, by and among TV One, LLC, TV One Capital Corp., U.S. Bank, National Association, as trustee, and U.S. Bank, National Association, as collateral trustee, relating to the 10% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2010).
4.10	Second Supplemental Indenture, dated as of February 14, 2013, among Reach Media and the Wilmington Trust Company, as trustee under the Indenture dated as of November 24, 2010, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016.
10.1	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.2	Credit Agreement, dated March 31, 2011, by and among Radio One Inc., Various Lenders and Credit Suisse, as administrative agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 6, 2011).
10.3	Pledge Agreement, dated March 31, 2011, made by Radio One, Inc. and certain Subsidiaries and Credit Suisse incorporated by reference to Radio One’s Current Report on Form 8-K filed April 6, 2011).

10.4	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.5	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated March 3, 2011 (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 9, 2011).
10.6	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.7	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2013.

Radio One, Inc.

By:	/s/ Peter D. Thompson
Name: Peter D. Thompson
Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2013.

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

Name: Ronald E. Blaylock

Title: Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 27, 2013

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,255	$35,939
Short-term investments	1,597	761
Trade accounts receivable, net of allowance for doubtful accounts of $3,631 and $3,719, respectively	81,912	83,843
Prepaid expenses	5,059	6,934
Current portion of content assets	27,723	27,383
Other current assets	2,051	1,476
Current assets from discontinued operations	127	134
Total current assets	175,724	156,470
CONTENT ASSETS, net	38,981	38,934
PROPERTY AND EQUIPMENT, net	35,282	33,920
GOODWILL	272,037	272,037
RADIO BROADCASTING LICENSES	673,994	674,307
LAUNCH ASSETS, net	22,530	32,437
OTHER INTANGIBLE ASSETS, net	234,001	262,980
LONG-TERM INVESTMENTS	97	7,428
OTHER ASSETS	2,983	3,323
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	4,566	4,646
Total assets	$1,460,195	$1,486,482
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,410	$5,626
Accrued interest	5,849	6,703
Accrued compensation and related benefits	11,165	10,981
Current portion of content payables	17,694	20,807
Income taxes payable	—	1,794
Other current liabilities	16,163	12,216
Current portion of long-term debt	4,587	3,860
Current liabilities from discontinued operations	107	271
Total current liabilities	60,975	62,258
LONG-TERM DEBT, net of current portion and original issue discount	814,131	805,044
CONTENT PAYABLES, net of current portion	11,163	16,168
OTHER LONG-TERM LIABILITIES	18,303	18,519
DEFERRED TAX LIABILITIES	188,249	153,521
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	23	31
Total liabilities	1,092,844	1,055,541

REDEEMABLE NONCONTROLLING INTERESTS	12,853	20,343

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2012 and 2011	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,719,860 and 2,731,860 shares issued and outstanding as of December 31, 2012 and 2011, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2012 and 2011	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of December 31, 2012 and 2011	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,421,667 and 41,409,667 shares issued and outstanding as of December 31, 2012 and 2011, respectively	41	41
Accumulated other comprehensive loss	(102)	(199)
Additional paid-in capital	1,006,873	1,001,840
Accumulated deficit	(863,021)	(796,156)
Total stockholders’ equity	143,800	205,535
Noncontrolling interest	210,698	205,063
Total equity	354,498	410,598
Total liabilities, redeemable noncontrolling interests and equity	$1,460,195	$1,486,482

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except share data)

NET REVENUE	$424,573	$364,239	$279,292
OPERATING EXPENSES:
Programming and technical	135,781	114,912	74,644
Selling, general and administrative, including stock-based compensation of $67, $992 and $994, respectively	137,792	126,451	103,092
Corporate selling, general and administrative, including stock-based compensation of $104, $4,154 and $4,805, respectively	40,457	37,850	32,922
Depreciation and amortization	38,715	37,069	17,385
Impairment of long-lived assets	313	22,331	36,063
Total operating expenses	353,058	338,613	264,106
Operating income	71,515	25,626	15,186
INTEREST INCOME	248	354	127
INTEREST EXPENSE	91,150	88,330	46,834
(LOSS) GAIN ON RETIREMENT OF DEBT	—	(7,743)	6,646
GAIN ON INVESTMENT IN AFFILIATED COMPANY	—	146,879	—
EQUITY IN INCOME OF AFFILIATED COMPANY	—	3,287	5,558
OTHER EXPENSE, net	1,357	324	3,061
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(20,744)	79,749	(22,378)
PROVISION FOR INCOME TAXES	33,235	66,686	3,971
Net (loss) income from continuing operations	(53,979)	13,063	(26,349)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	137	160	276
CONSOLIDATED NET (LOSS) INCOME	(54,116)	12,903	(26,625)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	12,749	10,014	2,008
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(66,865)	$2,889	$(28,633)

BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(1.33)	$0.06	$(0.55)
Discontinued operations	(0.00)	(0.00)	(0.01)
Net (loss) income attributable to common stockholders	$(1.34)*	$0.06	$(0.56)

DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(1.33)	$0.06	$(0.55)
Discontinued operations	(0.00)	(0.00)	(0.01)
Net (loss) income attributable to common stockholders	$(1.34)*	$0.06	$(0.56)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,015,252	50,739,447	51,509,239
Diluted	50,015,252	52,294,322	51,509,239

*Per share amounts do not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
	2012	2011	2010
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(54,116)	$12,903	$(26,625)
NET CHANGE IN UNREALIZED GAIN ON DERIVATIVE AND HEDGING ACTIVITIES	—	158	662
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	97	(199)	—
COMPREHENSIVE (LOSS) INCOME	(54,019)	12,862	(25,963)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	12,749	10,014	2,008
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(66,768)	$2,848	$(27,971)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND

NONCONTROLLING INTEREST

For The Years Ended December 31, 2010, 2011 and 2012

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2009	$—	$3	$3	$3	$42	$(2,086)	$968,275	$(770,412)	$—	$195,828
Consolidated net loss	—	—	—	—	—	—	—	(28,633)	—	(28,633)
Change in unrealized gain on derivative and hedging activities, net of taxes	—	—	—	—	—	662	—	—	—	662
Stock-based compensation expense	—	—	—	—	3	—	5,796	—	—	5,799
Accretion of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	20,679	—	—	20,679
BALANCE, as of December 31, 2010	$—	$3	$3	$3	$45	$(1,424)	$994,750	$(799,045)	$—	$194,335
Consolidated net income	—	—	—	—	—	—	—	2,889	7,959	10,848
Conversion of 76,486 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of 54,566 shares of Class A common stock	—	—	—	—	—	—	(73)	—	—	(73)
Repurchase of 4,245,567 shares of Class D common stock	—	—	—	—	(4)	—	(9,397)	—	—	(9,401)
Recognition of noncontrolling interest in TV One	—	—	—	—	—	—	—	—	209,410	209,410
Net change in unrealized loss on investment activities	—	—	—	—	—	(199)	—	—	—	(199)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	158	—	—	—	158
Termination of interest rate swap	—	—	—	—	—	1,266	—	—	—	1,266
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	11,414	—	—	11,414
Stock-based compensation expense	—	—	—	—	—	—	5,146	—	—	5,146
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(12,306)	(12,306)
BALANCE, as of December 31, 2011	$—	$3	$3	$3	$41	$(199)	$1,001,840	$(796,156)	$205,063	$410,598
Consolidated net loss	—	—	—	—	—	—	—	(66,865)	13,376	(53,489)
Conversion of 12,000 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gain on investment activities	—	—	—	—	—	97	—	—	—	97
Stock-based compensation expense	—	—	—	—	—	—	171	—	—	171
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	4,862	—	—	4,862
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7,741)	(7,741)
BALANCE, as of December 31, 2012	$—	$3	$3	$3	$41	$(102)	$1,006,873	$(863,021)	$210,698	$354,498

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(54,116)	$12,903	$(26,625)
Adjustments to reconcile consolidated net (loss) income to net cash from operating activities:
Depreciation and amortization	38,715	37,069	17,385
Amortization of debt financing costs	3,073	3,750	2,970
Amortization of content assets	47,328	31,539	—
Amortization of launch assets	9,961	—	—
Write off of debt financing costs	—	—	3,055
Deferred income taxes	34,728	64,151	1,311
Gain on investment in affiliated company	—	(146,879)	—
Impairment of long-lived assets	313	22,331	36,063
Equity in income of affiliated company	—	(3,287)	(5,558)
Stock-based compensation	171	5,146	5,799
Non-cash interest	15,089	26,023	—
Loss (gain) on retirement of debt	—	7,743	(6,646)
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	1,931	2,974	(11,398)
Prepaid expenses and other assets	1,300	3,245	(3,442)
Other assets	340	3,843	7,122
Accounts payable	(216)	(2,823)	(1,153)
Accrued interest	(854)	2,145	(4,941)
Accrued compensation and related benefits	184	(1,640)	474
Income taxes payable	(1,794)	123	138
Other liabilities	4,363	(13,788)	3,416
Payments for content assets	(54,984)	(23,412)	—
Net cash flows (used in) provided by operating activities from discontinued operations	(85)	450	(134)
Net cash flows provided by operating activities	45,447	31,606	17,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,485)	(9,445)	(4,322)
Purchase of Reach Media shares	(2,000)	—	—
Payment of launch support	(54)	—	—
Net cash and investments acquired in connection with TV One consolidation	—	65,245	—
Proceeds from sales of investment securities	9,122	—	—
Purchases of investment securities	(2,627)	—	—
Purchase of other intangible assets	—	—	(342)
Net cash flows (used in) provided by investing activities	(8,044)	55,800	(4,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280	342,000
Debt refinancing and modification costs	(2,557)	(6,253)	(19,750)
Repurchase of noncontrolling interests of TV One	—	(54,595)	—
Proceeds from noncontrolling interest member	—	2,776	—
Payment of dividends to noncontrolling interest shareholders of Reach Media	—	(1,511)	(2,844)
Payment of dividend to noncontrolling interest shareholders of TV One	(7,741)	(12,306)	—
Proceeds from issuance of senior subordinated notes	—	—	286,794
Repayment of senior subordinated notes	—	—	(290,800)
Repayment of credit facility	(5,789)	(356,576)	(339,343)
Repayment of other debt	—	(1,000)	—
Repurchase of common stock	—	(9,474)	—
Net cash flows used in financing activities	(16,087)	(60,659)	(23,943)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,316	26,747	(10,771)
CASH AND CASH EQUIVALENTS, beginning of year	35,939	9,192	19,963
CASH AND CASH EQUIVALENTS, end of year	$57,255	$35,939	$9,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$73,307	$56,072	$48,805
Income taxes	$805	$2,437	$2,560

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc., a Delaware corporation and its subsidiaries (collectively, “Radio One,” the “Company”, “we” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.1% (See Note 2 - Acquisitions) controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 80.0% controlling ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show and our syndicated programming assets; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and online social networking websites, including BlackPlanet, MiGente and Asian Avenue.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

As of June 2011, our remaining Boston radio station was made the subject of an LMA whereby we have made available, for a fee, air time on this station to another party. In addition, beginning as of November 1, 2012, a station in our Columbus market was also made the subject of an LMA. The remaining assets and liabilities of stations that we do not operate that are the subject of an LMA have been classified as discontinued operations as of December 31, 2012 and December 31, 2011, and the Boston and Columbus stations’ results from operations for the years ended December 31, 2012, 2011 and 2010, have been reclassified as discontinued operations in the accompanying consolidated financial statements. (See Note 20 – Subsequent Events.)

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. (See Note 18 – Segment Information.)

(b)  Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and require management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements.  The Company bases these estimates on historical experience, current economic environment or various other assumptions that are believed to be reasonable under the circumstances.  However, continuing economic uncertainty and any disruption in financial markets increase the possibility that actual results may differ from these estimates.

(c)  Principles of Consolidation

The consolidated financial statements include the accounts and operations of Radio One and subsidiaries in which Radio One has a controlling interest. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests have been recognized where a controlling interest exists, but the Company owns less than 100% of the controlled entity.

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

(e)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s estimate of the amount of probable losses in the Company’s existing accounts receivable portfolio. The Company determines the allowance based on the aging of the receivables, the impact of economic conditions on the advertisers’ ability to pay and other factors. Inactive delinquent accounts that are past due beyond a certain amount of days are written off and often pursued by other collection efforts. Bankruptcy accounts are immediately written off upon receipt of the bankruptcy notice from the courts.

(f) Goodwill and Radio Broadcasting Licenses

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third-party valuation firm, we test for license impairment at the unit of accounting level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about projected revenue growth, future operating margins, discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also relying primarily on the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities in accordance with ASC 805-10, “Business Combinations.” Any excess of carrying value of the reporting unit’s goodwill balance over its respective implied goodwill is written off as a charge to operations. We then perform a market-based reasonableness test by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing the total of the estimated fair values of our reporting units to the market capitalization of the Company.

For the three years ended December 31, 2012, 2011 and 2010, the Company recorded broadcasting license and goodwill impairment charges of $313,000, approximately $14.5 million, and $36.1 million, respectively. See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets for a further discussion of impairment considerations for the financial statement periods presented.

(g)  Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and radio broadcasting licenses, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. During 2011, impairment indicators existed for Reach Media and Columbus and, as a result, we performed impairment testing for asset groups within these reporting units. The Company recorded impairment charges of approximately $7.8 million related to the long-lived assets of Reach Media during 2011. The Company reviewed other intangibles during 2012 and 2010 and concluded that no impairment to the carrying value of the other intangibles was required.

(h)  Financial Instruments

Financial instruments as of December 31, 2012 and 2011 consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2012 and 2011, except for the Company’s outstanding senior subordinated notes. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $740,000 as of December 31, 2012, and a carrying value of $747,000 and a fair value of approximately $710,000 as of December 31, 2011. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $293.5 million as of December 31, 2012, and a carrying value of approximately $312.8 million and a fair value of approximately $262.8 million as of December 31, 2011. The fair values, classified as Level 2, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 are classified as Level 3 since they are not market traded financial instruments.

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

(j)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $35.2 million, $31.8 million and $32.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Interactive One, the primary driver of revenue in our internet segment, generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable.

TV One, the driver of revenues in our Cable Television segment, derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also receives affiliate fees and records revenue during the term of various affiliation agreements based on the most recent subscriber counts reported by the applicable affiliate.

(k)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2012, 2011 and 2010, barter transaction revenues were approximately $3.0 million, $3.2 million and $3.2 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $2.7 million, $3.0 million and $2.9 million, and $308,000, $238,000 and $244,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

(l)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. Losses on contract terminations are determined based on the specific terms of each contract in accordance with ASC 920-350, “Entertainment Broadcasters.” (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(m)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses, including expenses related to discontinued operations, were approximately $13.2 million, $12.0 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Total advertising and promotional expenses for continuing operations, for the years ended December 31, 2012, 2011 and 2010, were approximately $13.1 million, $12.0 million and $5.1 million, respectively.

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

(p)  Segment Reporting and Major Customers

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

No single customer accounted for over 10% of our consolidated net revenues during the years ended December 31, 2012, 2011 and 2010.

(q)  Earnings Per Share

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

(r)  Discontinued Operations

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

Businesses to be divested or operationally cease are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and statement of operations results are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations in the consolidated statement of operations for all periods presented. The gains or losses associated with these divested or ceased businesses are recorded in income or loss from discontinued operations on the consolidated statement of operations. The consolidated statement of cash flows is also reclassified for discontinued operations for all periods presented. For businesses reclassified as discontinued, management does not expect any continuing involvement with these businesses after the disposition of these businesses.

(s) Fair Value Measurements

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

As of December 31, 2012 and 2011, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2012
Assets subject to fair value measurement:
Corporate debt securities (a)	$192	$192	$—	$—
Mutual funds (a)	1,502	1,502	—	—
Total	$1,694	$1,694	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,345	$—	$—	$5,345
Employment agreement award (c)	11,374	—	—	11,374
Total	$16,719	$—	$—	$16,719

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$12,853	$—	$—	$12,853

As of December 31, 2011
Assets subject to fair value measurement:
Corporate debt securities (a)	$7,178	$7,178	$—	$—
Government sponsored enterprise mortgage-backed securities (a)	1,011	—	1,011	—
Total	$8,189	$7,178	$1,011	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,096	$—	$—	$5,096
Employment agreement award (c)	10,346	—	—	10,346
Total	$15,442	$—	$—	$15,442

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$20,343	$—	$—	$20,343

(a) Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b) These balances are measured based on the estimated enterprise fair value of TV One. As of December 31, 2012, a third-party valuation firm assisted the Company in estimating TV One’s fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

(c) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. As of December 31, 2012, a third-party valuation firm assisted the Company in estimating TV One’s fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. (See Note 10 – Derivative Instruments and Hedging Activities.)  Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

(d) The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology.  A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2012:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2010	$—	$6,824	$30,635
Net income attributable to noncontrolling interests	—	—	2,055
Dividends paid to noncontrolling interests	—	—	(1,511)
Recognition of TV One management incentive award plan in connection with the consolidation of TV One	6,428	—	—
Change in enterprise fair value	(1,332)	3,522	(10,836)
Balance at December 31, 2011	$5,096	$10,346	$20,343
Cash paid to increase ownership interest	—	—	(2,000)
Contribution of syndicated programming assets	—	—	(7,546)
Distribution	(412)	—	—
Net loss attributable to noncontrolling interests	—	—	(628)
Change in enterprise fair value	661	1,028	2,684
Balance at December 31, 2012	$5,345	$11,374	$12,853

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(661)	$(1,028)	$—

Losses included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the years ended December 31, 2012 and 2011.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive Award Plan	Discounted Cash Flow	Discount Rate	10.75%
Incentive Award Plan	Discounted Cash Flow	Long-term Growth Rate	3.0%
Employment Agreement Award	Discounted Cash Flow	Discount Rate	10.75%
Employment Agreement Award	Discounted Cash Flow	Long-term Growth Rate	3.0%
Redeemable Noncontrolling Interest	Discounted Cash Flow	Discount Rate	11.5%
Redeemable Noncontrolling Interest	Discounted Cash Flow	Long-term Growth Rate	2.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded that these assets were not impaired at December 31, 2012, and, therefore, were reported at carrying value as opposed to fair value.

As of December 31, 2012, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $272.0 million and $674.0 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” and in connection with an interim impairment test performed during the second quarter of 2012, the Company recorded an impairment charge of $313,000, thus reducing the total carrying value of radio broadcasting licenses to approximately $272.0 million as of December 31, 2012. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

 (t) Software and Web Development Costs

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

 (u) Redeemable noncontrolling interests

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

(v) Investments

Investment Securities

Investments consist primarily of U.S. government and corporate fixed maturity securities, government sponsored enterprise mortgage-backed securities and mutual funds.

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

(w) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support was approximately 10.9 years as of December 31, 2012 and 2011. The remaining weighted-average amortization period for launch support is 2.4 and 3.3 years as of December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, launch asset amortization of approximately $9.9 million and $7.1 million, respectively, was recorded as a reduction of revenue.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2012	2011
	(In thousands)

Launch assets	$39,597	$39,543
Less: Accumulated amortization	(17,067)	(7,106)
Launch assets, net	$22,530	$32,437

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2013 through 2015 is as follows:

(In thousands)

2013	$9,958
2014	$9,913
2015	$2,659

(x) Content Assets

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the anticipated usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded additional amortization expense of approximately $1.2 million and $4.4 million as a result of evaluating its contracts for recoverability as of December 31, 2012 and 2011, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

(y) Impact of Recently Issued Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012, and it did not have a significant impact on the Company’s financial statements. The Company did not use the qualitative assessment option during the year ended December 31, 2012.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance will not have a material impact on the Company's financial statements, other than presentation and disclosure.

(z) Liquidity and Uncertainties Related to Going Concern

On March 31, 2011, the Company entered into a new senior credit facility (the “2011 Credit Agreement”).  Under the 2011 Credit Agreement, as amended on December 19, 2012, we continued to be required to maintain compliance with certain financial ratios (as detailed in Note 11 - Long-Term Debt below).  Based on our current projections, we expect to be in compliance with these financial ratios and other covenants for all interim periods in 2013 and at December 31, 2013.

The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements and principal and interest payments on its indebtedness.  Management’s most recent revenue, operating income and cash flow projections considered the continued gradual improvement in both the economy and advertising environment. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through at least December 31, 2013, with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the 2011 Credit Agreement, as amended.

Management’s projections are highly dependent on the continuation of the gradually improving economic and advertising environments across all media the Company serves, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. The Company is projecting revenue growth in 2013, which reflects overall growth expected for the broadcasting industry as a whole, and growth in several markets in excess of overall market expectations based on strategic investments that we believe will continue to provide above-market returns in 2013. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, if we are not successful in our strategy in various markets, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, which could reduce, negate or even prevent the Company from maintaining compliance with its debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include, but not be limited to, operating cost and capital expenditure reductions and deferrals and seeking our share of distributions from TV One to the extent not already received (which cannot be assured). In addition, we could implement further de-leveraging actions, which may include, but not be limited to, other debt repayments, subject to our available liquidity and contractual ability to make such repayments and/or debt refinancings and amendments. We believe such measures would allow us to maintain compliance with our debt covenants at least through the next twelve months.

2.  ACQUISITIONS:

On December 31, 2012, we increased our ownership interest in Reach Media from approximately 53.5% to 80% by repurchasing the shares of certain minority shareholders in Reach Media. Immediately after increasing our ownership in Reach Media, we consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to an internal sales force operating out of Reach Media.

As of July 18, 2012, we entered into an LMA with Gaffney Broadcasting, Incorporated (“Gaffney”). Pursuant to the LMA, beginning as of August 27, 2012, we are permitted to broadcast programs produced, owned or acquired by Radio One on Gaffney’s South Carolina radio station, WOSF-FM (previously WNOW-FM). We are required to pay certain operating costs of WOSF-FM, and in exchange we will retain all revenues from the sale of the advertising within the programming we provide. The LMA continues for 18 months or until consummation of an acquisition transaction under a stock purchase agreement (the “SPA”) with the stockholders of Gaffney. The closing of the acquisition transaction under the SPA is subject to certain conditions including but not limited to approval by the Federal Communications Commission (the “FCC”) of the transfer of Gaffney’s FCC licenses.

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and due in 2016. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain of its financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. The Company’s purchase price allocation consisted of approximately $61.2 million to current assets, $39.0 million to launch assets, $2.4 million to fixed assets, $204.1 million to indefinite-lived intangibles (goodwill and TV One brand), $287.3 million to definite-lived intangibles (content assets, acquired advertising contracts, advertiser relationships, affiliation agreements, etc.), $225.7 million to liabilities (including the $119.0 million in debt discussed above) and $203.0 million in noncontrolling interests. In accordance with accounting standards applicable to business combinations, the Company recorded the assets and liabilities of TV One at fair value as of April 14, 2011. The Company recognized an after-tax gain of approximately $146.9 million during the second quarter of 2011 associated with the transaction. The gain is computed as the difference between the carrying value of the Company’s investment in TV One prior to date of consolidation and the fair value of Radio One’s interest in TV One as of the consolidation date. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from an investor. These redemptions by TV One increased Radio One’s ownership interest in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Since April 2011, our ownership in TV One increased to approximately 51.1% after redemptions of certain management interests. From April 14, 2011 through December 31, 2012, the Company recognized approximately $217.2 million of revenue and approximately $5.2 million of net loss related to TV One operations. The net loss of TV One since consolidation includes approximately $48.7 million of depreciation and amortization expense as well as approximately $20.8 million of interest expense.

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

	Year ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)

Net revenue	$399,894	$387,113
Costs and expenses, net	507,101	337,183
Net (loss) income	$(107,207)	$49,930

3.  DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

Boston Station: As of June 2011, our remaining Boston radio station was made the subject of an LMA.

Columbus: As of November 2012, our Columbus, Ohio radio station operating under the call letters WJKR was made the subject of an LMA and was subsequently sold as of February 15, 2013. (See Note 20 – Subsequent Events.)

The following table summarizes the operating results for the stations that we do not operate that are the subject of an LMA and classified as discontinued operations for all periods presented:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net revenue	$257	$432	$608
Operating expenses	(685)	(749)	(816)
Depreciation and amortization	(62)	(73)	(56)
Interest income	353	210	—
Gain (loss) on sale of assets	—	20	(12)
Loss before income taxes	(137)	(160)	(276)
Loss from discontinued operations, net of tax	$(137)	$(160)	$(276)

The assets and liabilities of the stations that we do not operate that are the subject of an LMA are classified as discontinued operations in the accompanying consolidated balance sheets and consisted of the following:

	As of December 31,
	2012	2011
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$127	$134
Total current assets	127	134
Property and equipment, net	264	344
Intangible assets, net	4,302	4,302
Total assets	$4,693	$4,780
Current liabilities:
Other current liabilities	$107	$271
Total current liabilities	107	271
Long-term liabilities	23	31
Total liabilities	$130	$302

4.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2012	2011	Useful Lives
	(In thousands)

Land and improvements	$3,777	$3,777	—
Buildings and improvements	1,554	1,575	31 years
Transmitters and towers	37,330	35,592	7-15 years
Equipment	49,694	47,278	3-7 years
Furniture and fixtures	8,076	7,098	6 years
Software and web development	16,393	14,035	3 years
Leasehold improvements	20,710	19,139	Lease Term
Construction-in-progress	1,156	1,116	—
	138,690	129,610
Less: Accumulated depreciation and amortization	(103,408)	(95,690)
Property and equipment, net	$35,282	$33,920

Repairs and maintenance costs are expensed as incurred.

5.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2012, 2011 and 2010, we recorded impairment charges against radio broadcasting licenses and goodwill of $313,000, approximately $14.5 million and $36.1 million, respectively.

2012 Interim Impairment Testing

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

In addition, Reach Media did not meet its budgeted operating cash flow for the third and fourth quarters of 2012, and as a result, we performed interim impairment assessments at September 30, 2012 and December 31, 2012. With the assistance of a third-party valuation firm, the Company completed a valuation of the Reach Media reporting unit and concluded that although Reach Media had not met its budget, the carrying value of goodwill attributable to Reach Media had not been impaired.

Finally, for the third and fourth quarters of 2012, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One net revenues and cash flows declined for the third quarter and year to date 2012 and full year internal projections were revised. As a result of the testing, despite the declines, the Company concluded no impairment to the carrying value of goodwill had occurred.

2012 Annual Impairment Testing

We completed our annual impairment assessment as of October 1, 2012. Our October 1, 2012 annual impairment testing indicated the carrying values for our radio broadcasting licenses, radio market goodwill and goodwill attributable to Reach Media, TV One and Interactive One were not impaired.

2012 Year-End Impairment Testing

With the assistance of a third-party valuation firm, the Company assessed the fair value of the redeemable noncontrolling interest in Reach Media at December 31, 2012. Upon review of the results of the year-end impairment tests, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

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

In addition, Reach Media’s actual operating results did not meet budgeted results during 2011, which was considered an impairment indicator, and as such, interim impairment testing for goodwill attributable to Reach Media was performed in March, June and September of 2011. There were no impairment charges recorded as part of our interim impairment testing.

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

2011 Year End Impairment Testing

We completed an impairment assessment as of December 31, 2011 for Reach Media. Due to amendments of existing Reach Media affiliate agreements with Radio One, Reach Media’s expected future cash flows were reduced and we considered this an impairment indicator. There were no goodwill impairment charges recorded as part of our year end impairment testing. However, the Company recognized a non-cash impairment charge of approximately $7.8 million related to the long-lived assets of Reach Media.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as we believe that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one of our 16 geographical markets.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairments assessments performed since October 2010.

Radio Broadcasting	October 1,	October 1,	June 30,	October 1,
Licenses	2010	2011	2012 (a)	2012

Pre-tax impairment charge (in millions)	$19.9	$—	$0.3	$—

Discount Rate	10.0%	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	1.0% -3.0%	1.5% -2.5%	1.0% -3.0%	1.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.5%	1.0% - 2.0%	1.0% - 2.0%	1.0% -2.0%
Mature Market Share Range	0.8% - 28.3%	0.7% - 28.9%	5.8% - 15.6%	0.7% - 27.4%
Operating Profit Margin Range	19.0% - 47.3%	19.1% - 47.4%	29.1% - 48.0%	19.6% - 47.7%

a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $674.0 million as of December 31, 2012. The Company recorded a non-cash impairment charge of $313,000 during the second quarter of 2012 as part of its interim impairment testing. There were no other changes to the carrying values of the Company’s radio broadcasting licenses for the year ended December 31, 2012, for each unit of accounting, as noted in the table below. As noted above, each unit of accounting is a cluster of radio stations in one geographical market. The units of accounting are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of		As of
Unit of Accounting	December 31, 2011	Impairment	December 31, 2012
	(In thousands )

Unit of Accounting 2	$3,086	$-	$3,086
Unit of Accounting 4	9,482	(313)	9,169
Unit of Accounting 5	18,657	-	18,657
Unit of Accounting 7	16,165	-	16,165
Unit of Accounting 14	20,434	-	20,434
Unit of Accounting 15	20,886	-	20,886
Unit of Accounting 11	21,135	-	21,135
Unit of Accounting 9	34,270	-	34,270
Unit of Accounting 6	26,242	-	26,242
Unit of Accounting 16	52,965	-	52,965
Unit of Accounting 13	52,556	-	52,556
Unit of Accounting 8	66,715	-	66,715
Unit of Accounting 12	58,779	-	58,779
Unit of Accounting 1	93,394	-	93,394
Unit of Accounting 10	179,541	-	179,541
Total	$674,307	$(313)	$673,994

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 20 reporting units as of our October 2012 annual impairment assessments, consisting of the 16 radio markets and four business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to attribute the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

Given the gradual improvement in the economy, we included modest improvement estimates and projections in our 2012 annual assessment compared to our 2011 annual assessment. We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all interim and annual impairment assessments performed since October 2010.

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2010 (a)	2011 (a)	2012 (a)

Pre-tax impairment charge (in millions)	$–	$14.5	$–

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	1.5% -3.0%	2.0% -2.5%	1.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.0%	1.5% - 2.0%
Mature Market Share Range	7.0% - 23.0%	7.4% - 20.8%	6.7% - 20.8%
Operating Profit Margin Range	27.5% - 58.0%	29.5% - 54.0%	29.3% - 58.5%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Due to the September 2009 amendment of Reach Media’s Sales Representation Agreement with Citadel, Reach Media began to sell advertising inventory within the Tom Joyner Morning Show through an internal sales force. This shift from a guaranteed revenue arrangement with Citadel resulted in reduced revenues and operating cash flow in 2010 compared to the original budget and interim forecasts. As a result, we performed a number of interim impairment tests in 2010. Given the continued decline in revenues and cash flows during 2010, we reduced the revenue and operating cash flow projections for Reach Media at each interim impairment assessment and at our year end assessment. In addition, we performed a number of interim impairment tests in 2011 because actual operating results did not meet budgeted results. Based on this, we reduced our operating cash flow projections and assumptions for our interim testing as well as our year end testing. Since our annual assessment in October 2010, we have not made any changes to the methodology for valuing or allocating goodwill when determining the carrying value for Reach Media.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and certain year end assessments since October 2010. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the February, May and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred. During the fourth quarter of 2010, Reach Media’s operating performance continued to decline, but at a decreasing rate. We believed this represented an impairment indicator and as a result, we performed a year end impairment assessment at December 31, 2010. We recorded an impairment charge of approximately $16.1 million during the quarter ended December 31, 2010, in connection with this assessment. As a result of our 2012 and 2011 interim, annual and year end assessments, the Company concluded no impairment for the goodwill value had occurred during 2012 and 2011.

	October	December	October	October
	1,	31,	1,	1,
Reach Media Goodwill	2010	2010	2011	2012

Pre-tax impairment charge (in millions)	$-	$16.1	$-	$-

Discount Rate	13.0%	13.5%	12.0%	12.0%
Year 1 Revenue Growth Rate	2.5%	2.5%	2.5%	2.0%
Long-term Revenue Growth Rate Range	2.5% - 3.3%	(2.6)% - 4.4%	(2.0)% - 3.5%	(4.7)% - 2.8%
Operating Profit Margin Range	25.5% - 31.2%	15.5% - 25.9%	18.8% - 21.7%	4.6% - 19.8%

Below are some of the key assumptions used in the income approach model for determining the fair value of our internet segment since October 2010. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

Goodwill (Internet	October 1,	October 1,	October 1,
Segment)	2010	2011	2012

Pre-tax impairment charge (in millions)	$-	$-	$-

Discount Rate	15.0%	14.5%	13.5%
Year 1 Revenue Growth Rate	24.5%	20.3%	13.8%
Long-term Revenue Growth Rate (Year 10)	3.0%	2.5%	2.5%
Operating Profit Margin Range	(0.6)% - 32.7%	0.0% - 28.8%	(4.8)% - 24.2%

Given the consolidation of TV One effective April 14, 2011, the Company performed its first impairment testing in the Cable Television segment in December 2011. Below are some of the key assumptions used in the income approach model for determining the fair value since December 2011. As a result of the testing performed in 2011 and 2012, the Company concluded no impairment to the carrying value of goodwill had occurred.

	December 31,	October 1,
Cable Television Goodwill	2011	2012

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	11.5%	10.75%
Year 1 Revenue Growth Rate	13.9%	11.2%

Long-term Revenue Growth Rate Range	2.7% - 13.9%	2.5% - 12.2%

Operating Profit Margin Range	29.9% - 42.2%	33.3% - 36.2%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 20 reporting units. As a result of our testing in 2011, goodwill of approximately $14.5 million was impaired in one of our reporting units. As a result of our testing in 2012, there were no goodwill impairment charges recorded during the year ended December 31, 2012. The other eight remaining reporting units had no goodwill carrying value balances as of December 31, 2012.

Goodwill Valuation Results

The table below presents the Company’s goodwill carrying values for its four reportable segments. There were no changes to the goodwill carrying balances during the year ended December 31, 2012. As noted above, the 20 reporting units consist of the 16 radio markets plus four other business divisions. The actual reporting units are not disclosed so as to not make sensitive information publicly available that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Reporting Unit	December 31, 2011	Increase (Decrease)	December 31, 2012
		(In millions)

Radio Broadcasting Segment	$70.8	$-	$70.8

Reach Media Segment	14.4	-	14.4

Internet Segment	21.8	-	21.8

Cable Television Segment	165.0	-	165.0

Total	$272.0	$-	$272.0

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2012 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of December 31,
	2012	2011	Period of Amortization
	(In thousands)

Trade names	$17,133	$17,133	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	18,674	16,115	Term of debt
Intellectual property	14,151	14,151	4-10 Years
Affiliate agreements	186,755	186,755	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	47,688	47,688	2-7 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Brand names - unamortized	39,688	39,688
Other intangibles	3,662	3,662	1-5 Years
	355,739	353,180
Less: Accumulated amortization	(121,738)	(90,200)
Other intangible assets, net	$234,001	$262,980

Amortization expense of intangible assets for the years ended December 31, 2012, 2011 and 2010 was approximately $28.4 million, $26.2 million and $7.0 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2012, 2011 and 2010 was approximately $4.5 million, $4.7 million and $3.0 million, respectively.

The following table presents the Company’s estimate of amortization expense for the years 2013 through 2017 for intangible assets, excluding deferred financing costs:

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

The gross value and accumulated amortization of the content assets is as follows:

	As of December 31,
	2012	2011	Period of Amortization
	(In thousands)

Content assets	$144,723	$97,856	1-9 Years
Less: Accumulated amortization	(78,019)	(31,539)
Content assets, net	$66,704	$66,317

Future estimated content amortization expense related to agreements entered into as of December 31, 2012 for years 2013 through 2017 is as follows:

(In thousands)

2013	$27,723
2014	$15,932
2015	$8,312
2016	$3,569
2017	$1,331

Future minimum content payments required under agreements entered into as of December 31, 2012 are as follows:

(In thousands)

2013	$17,695
2014	$6,995
2015	$2,567
2016	$1,130
2017	$270

7.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007. In connection with the Redemption Financing (as defined in Note 2 — Acquisitions), we funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011, and currently anticipate no further capital commitment. As of December 31, 2012 and 2011, the Company owned approximately 51.1% and 51.0%, respectively, of TV One on a fully-converted basis.

On February 25, 2011, TV One completed its $119 million Redemption Financing. The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from an investor. These redemptions by TV One increased the Company’s holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Since April 2011, our ownership in TV One has increased to approximately 51.1% after further redemptions of certain management interests.

Prior to the consolidation date, the Company recorded its investment at cost and had adjusted its carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. On April 14, 2011, the Company began to account for TV One on a consolidated basis and the basis of the assets and liabilities of TV One at that date were recorded at fair value. For the period January 1, 2011 to April 14, 2011 and for the year ended December 31, 2010, the Company’s allocable share of TV One’s operating income was $3.3 million, and $5.6 million, respectively.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we provided TV One with administrative and operational support services and access to Radio One personalities. In consideration of providing these services, we received equity in TV One, and received an annual cash fee of $500,000 for providing services under the network services agreement.  The network services agreement, originally scheduled to expire in January 2009 was extended to January 2011, at which time it expired. Until such time as a new network services agreement is executed, we have operated under the terms of the original agreement.

Under an advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. Prior to consolidation, the Company recognized $694,000 and approximately $1.8 million in revenue relating to these two agreements for the years ended December 31, 2011 and 2010, respectively. The advertising services agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. However, we entered into a new advertising services agreement with TV One with an effective date of January 2011 that expires in January 2014. Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances. In return for such services, TV One pays us for such advertising time and services and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services. These costs are eliminated in consolidation.

Summarized audited financial information for our significant equity investment (prior to consolidation) is reported below (in thousands, amounts represent 100% of investee financial information):

Statement of Operations	Year Ended December 31, 2010
(In thousands)

Net revenue	$107,268
Costs and expenses	87,648
Earnings from continuing operations	19,620
Net income	$19,620

Balance Sheet	As of December 31, 2010
(In thousands)

Current assets	$45,074
Non-current assets	116,901
Current liabilities	112,894
Non-current liabilities	24,899
Equity	$24,182

8.  INVESTMENTS

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2012
Corporate debt securities	$85	$—	$107	$192
Mutual funds	1,512	(11)	1	1,502
Total investments	$1,597	$(11)	$108	$1,694

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2011
Corporate debt securities	$7,376	$(264)	$66	$7,178
Government sponsored enterprise mortgage-backed securities	1,012	(2)	1	1,011
Total investments	$8,388	$(266)	$67	$8,189

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2012
Mutual funds	$1,235	$(11)	$—	$—	$(11)
Total investments	$1,235	$(11)	$—	$—	$(11)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2011
Corporate debt securities	$2,760	$(178)	$1,693	$(86)	$(264)
Government sponsored enterprise mortgage-backed securities	400	(2)	—	—	(2)
Total investments	$3,160	$(180)	$1,693	$(86)	$(266)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. The Company has analyzed the unrealized losses on the six and 56 securities that were in an unrealized loss position as of December 31, 2012, and 2011, respectively, and believe that they do not meet the criteria for an other-than-temporary-impairment. The Company has not decided to sell the affected securities and it is not more likely than not that the Company will be required to sell before a recovery of the amortized cost of the affected securities. However, given the judgmental nature of the Company’s analysis, there is a continuing risk that further declines in fair value may occur. These declines could result in other-than-temporary-impairment losses in future periods.

The amortized cost and estimated fair value of debt securities at December 31, 2012, by contractual maturity, are shown below.

	Amortized Cost Basis	Fair Value
	(In thousands)
Within 1 year	$57	$161
After 1 year through 5 years	25	27
After 5 years through 10 years	3	4
Total debt securities	$85	$192

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

	Year Ended December 31,
	2012	2011
	(In thousands)
Proceeds from sales	$9,122	$30,449
Gross realized gains	79	31
Gross realized losses	(123)	(311)

9.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2012	2011
	(In thousands)

Deferred revenue	$4,281	$5,157
Deferred barter revenue	827	1,417
Incentive award plan	3,208	—
Deferred rent	973	339
Accrued national representative fees	782	613
Accrued miscellaneous taxes	826	689
Other current liabilities	5,266	4,001
Other current liabilities	$16,163	$12,216

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheet are as follows:

	Liability Derivatives
	As of December 31,
	2012		2011
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$11,374	Other Long-Term Liabilities	$10,346
Total derivatives		$11,374		$10,346

The effect and the presentation of the Company’s derivative instruments on the consolidated statement of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)				Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount			Location	Amount			Location	Amount
For the Years Ended December 31,
(In thousands)

	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate swaps	$—	$1,426	$662	Interest expense	$—	$(258)	$(1,510)	Interest expense	$—	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		For the Years Ended December 31,
		2012	2011	2010
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(1,028)	$(3,522)	$(2,167)

Hedging Activities

In June 2005, pursuant to our Previous Credit Agreement (as defined in Note 11 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. One of the four $25.0 million swap agreements expired in each of June 2007 and 2008, and 2010, respectively. The remaining $25.0 million swap agreement was terminated on March 31, 2011, in conjunction with the March 31, 2011 retirement of our Previous Credit Agreement.  We have no swap agreements in connection with our current credit facilities.

Each swap agreement had been accounted for as a qualifying cash flow hedge of the Company’s senior bank debt, in accordance with ASC 815, “Derivatives and Hedging,” whereby changes in the fair market value were reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated financial statements.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges was recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2010, and during the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, was recognized directly in earnings. There was no hedging ineffectiveness during the years ended December 31, 2012, 2011 and 2010.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives were reclassified to interest expense as interest payments were made on the Company’s floating rate debt.

Under the swap agreements, the Company paid a fixed rate. The counterparties to the agreements paid the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement were performed quarterly. The counterparties to these agreements were international financial institutions.

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

As of December 31, 2012, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at December 31, 2012, to be approximately $11.4 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

11.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2012	2011
	(In thousands)

Senior bank term debt	$377,297	$383,105
6 3/8% Senior Subordinated Notes due February 2013	747	747
12 1/2%/15% Senior Subordinated Notes due May 2016	327,034	312,800
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	824,078	815,652
Less: current portion	4,587	3,860
Less: original issue discount	5,360	6,748
Long-term debt, net	$814,131	$805,044

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modifies financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increases the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extends the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

Considering the December 2012 Amendment, the 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015;
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014 and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015;
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2012, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of December 31, 2012		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$83.3

Pro Forma Last Twelve Months Interest Expense (In millions)	$63.2

Senior Debt (In millions)	$352.5
Total Debt (In millions)	$680.3

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.23	x	4.50	x	0.27	x

Total Leverage
Total Debt / Covenant EBITDA	8.17	x	8.50	x	0.33	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.32	x	1.10	x	0.22	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results and related debt of TV One.

As of December 31, 2012, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.

Under the terms of the 2011 Credit Agreement, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for 2012. Commencing on June 30, 2011, quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of December 31, 2012, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $21.5 million was available to be borrowed.

As of December 31, 2012, the Company had outstanding approximately $377.3 million on its term credit facility. During the year ended December 31, 2012, the Company repaid approximately $3.8 million under the 2011 Credit Agreement. In addition, on April 13, 2012, the Company made an approximately $2.0 million term loan principal repayment based on its December 31, 2011 excess cash flow calculation according to the terms of the 2011 Credit Agreement. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

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

Under the terms of the Amended and Restated Credit Agreement, quarterly installments of principal on the term loan facility were payable on the last day of each March, June, September and December commencing on September 30, 2007, in a percentage amount of the principal balance of the term loan facility outstanding on September 30, 2007, net of loan repayments, of 1.25% between September 30, 2007 and June 30, 2008, 5.0% between September 30, 2008 and June 30, 2009, and 6.25% between September 30, 2009 and June 30, 2012. Based on the: (i) $174.4 million net principal balance of the term loan facility outstanding on September 30, 2008; (ii) a $70.0 million prepayment in March 2009; (iii) a $31.5 million prepayment in May 2009; and (iv) a $5.0 million prepayment in May 2010, quarterly payments of $4.0 million are payable between June 30, 2010 and June 30, 2012.

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

On March 31, 2011, the Company repaid all obligations under, and terminated, the Amended and Restated Credit Agreement with proceeds from the 2011 Credit Agreement. During the quarter ended March 31, 2011, the Company did not borrow from the Amended and Restated Credit Agreement and repaid approximately $353.7 million from proceeds from the 2011 Credit Agreement.

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

Under the terms of the Previous Credit Agreement, upon any breach or default under either the 8 7/8% Senior Subordinated Notes due July 2011 or the 6 3/8% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Previous Credit Agreement and declare the loans then outstanding under the Previous Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8 7/8% Senior Subordinated Notes and the 6 3/8% Senior Subordinated Notes, a default under the terms of the Previous Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of the Previous Credit Agreement.  More specifically: (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00; (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio; and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under the Previous Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

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

Senior Subordinated Notes

Period after the March 2011 Refinancing Transaction

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

As of December 31, 2012, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8 7/8% Senior Subordinated Notes at par and $199.3 million of the 6 3/8% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on September 30, 2011, interest payments of $24,000 are payable each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest accrues at a rate of 12 1/2% and is payable in cash.

Interest on the Exchange Notes accrued from the date of original issuance or, if interest had already been paid, from the date it was most recently paid.  Interest accrues for each quarterly period at a rate of 12 1/2% for such quarterly period that interest is paid fully in cash.  However, during the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind by issuance of additional Exchange Notes (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

A PIK Election remained in effect through May 15, 2012. After May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the year ended December 31, 2012, the Company issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that was in effect through May 15, 2012.

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

Period prior to November 2010 Refinancing Transactions

Subsequent to December 31, 2009, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009, under the terms of our Credit Agreement dated as of June 13, 2005.  We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provides for, among other things: (i) a $100.0 million revolver commitment reduction under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR; (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the notes governed by the Company’s 2001 and 2005 senior subordinated debt documents; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence in connection with the amendment.

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

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Previous Credit Agreement.  More specifically: (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00; (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio; and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as Agent, and the Required Lenders under our Previous Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

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

TV One Senior Secured Notes

In connection with the Redemption Financing, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

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

Future scheduled minimum principal payments of debt as of December 31, 2012 are as follows:

	Senior Subordinated Notes	Credit Facility	Senior Secured Notes	Total
	(In thousands)

2013	$747	$3,840	$—	$4,587
2014	—	3,840	—	3,840
2015	—	3,840	—	3,840
2016	327,034	365,777	119,000	811,811
Total Debt	$327,781	$377,297	$119,000	$824,078

12.  INCOME TAXES:

The Company’s provision for income taxes from continuing operations was approximately $33.2 million for the year ended December 31, 2012, compared to a provision for income taxes of approximately $66.7 million and $4.0 million for the years ended December 31, 2011 and 2010, respectively. A reconciliation of the statutory federal income taxes to the recorded provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)

Statutory tax (@ 35% rate)	$(7,260)	$27,912	$(7,832)
Effect of state taxes, net of federal	(450)	4,331	(613)
Effect of state rate and tax law changes	407	750	101
Other permanent items	149	1	77
Interest disallowed under Internal Revenue Code section 162(i)	5,364	8,825	765
Effect of equity adjustments including ASC 718	—	5	45
Internal Revenue Code section 162(m)	1,012	2,226	2,504
Valuation allowance	34,644	14,861	3,145
Effect of permanent impairment of long-lived assets	—	4,540	5,735
Expiring NOLs and charitable carryovers	137	1,037	454
Forfeiture of stock-based compensation	163	1,151	(255)
Uncertain tax positions	(709)	—	—
Other	(222)	1,047	(155)
Provision for income taxes	$33,235	$66,686	$3,971

The components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Federal:
Current	$(639)	$1,980	$2,199
Deferred	29,120	53,113	1,010
State:
Current	(649)	555	461
Deferred	5,403	11,038	301
Provision for income taxes	$33,235	$66,686	$3,971

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$979	$1,130
Accruals	560	512
Total current deferred tax assets before valuation allowance	1,539	1,642
Valuation allowance	(1,330)	(1,584)
Total current deferred tax assets, net	209	58
Intangible assets	15,073	16,528
Fixed assets	—	1,459
Stock-based compensation	1,348	1,474

Net operating loss carryforwards	284,702	249,059
Other	668	1,451
Total noncurrent deferred tax assets before valuation allowance	301,791	269,971
Valuation allowance	(278,290)	(243,343)
Net noncurrent deferred tax assets	23,501	26,628
Total deferred tax assets	$23,710	$26,686

Deferred tax liabilities:
Prepaid expenses	(97)	—
Total current deferred tax liability	(97)	—
Intangible assets	(154,464)	(117,616)
Fixed assets	(110)	—
Partnership interests	(56,606)	(61,728)
Other	(570)	(863)
Total noncurrent deferred tax liabilities	(211,750)	(180,207)
Total deferred tax liabilities	(211,847)	(180,207)
Net current deferred tax asset	112	—
Net noncurrent deferred tax liability	(188,249)	(153,521)
Net deferred tax liability	$(188,137)	$(153,521)

As of December 31, 2012, the Company had federal, state, and city net operating loss (“NOL”) carryforward amounts of approximately $716.8 million, $697.8 million, and $179.9 million, respectively. The state and city NOLs are applied separately from the federal NOL as the Company generally files separate state and city returns for each subsidiary. Additionally, the amount of the state NOLs may change if future state apportionment factors differ from current factors. The NOLs may be subject to limitation under Internal Revenue Code Section 382. The NOLs begin to expire as early as 2017, with the final expirations in 2032.

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company had unrecognized tax benefits of approximately $5.1 million related to state NOLs of approximately $57.1 million as of December 31, 2012.

The Company concluded it was more likely than not that the benefit from certain of its deferred tax assets (“DTAs”) would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs with deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that cannot be scheduled to reverse in the same requisite period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given the current total three year cumulative loss position (after excluding the 2011 gain recognized in connection with the consolidation of TV One), the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $279.6 million, $244.9 million and $230.4 million as of December 31, 2012, 2011 and 2010, respectively.

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state NOL positions. As of December 31, 2012, the Company had unrecognized tax benefits of approximately $5.1 million, of which a net amount of approximately $3.3 million, if recognized, would impact the effective tax rate if there was no valuation allowance. The Company estimates no change to its unrecognized tax benefits prior to the NOL expiration. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
	(In thousands)

Balance as of January 1	$5,780	$5,822	$6,326
Additions (reductions) for tax position related to current year	—	—	(475)
Reductions for tax positions as a result of the lapse of applicable statutes of limitations	(600)	(42)	(29)
Reductions for tax positions as a result of tax settlements	(109)	—	—
Balance as of December 31	$5,071	$5,780	$5,822

As of December 31, 2012, the Company was not under audit in any jurisdiction for federal or state income tax purposes. However, the Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2009 through 2012. Additionally, prior years are open to the extent of the amount of the net operating loss from that year. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2008 through 2012.

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

Stock Repurchase Program

In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization”). Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013.  Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.  The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law.  The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.  During the year ended December 31, 2012, the Company did not repurchase any Class A Common Stock or Class D Common Stock. The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock. During the year ended December 31, 2011, the Company repurchased 54,566 shares of Class A common stock in the amount of $73,000 at an average price of $1.34 per share and 4,245,567 shares of Class D common stock in the amount of approximately $9.4 million at an average price of $2.21 per share. During the year ended December 31, 2010, the Company did not repurchase any Class A Common Stock or Class D Common Stock. (See Note 20 – Subsequent Events.)

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

A new stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. As of December 31, 2012, 4,724,272 shares of Class D Common Stock were available for grant under the 2009 Stock Plan.

 In December 2009, the compensation committee and the non-executive members of the Board of Directors approved a long-term incentive plan (the “2009 LTIP”) for certain key employees of the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D Common Stock. Awards of the LTIP Shares were granted in the form of restricted stock and allocated among 31 employees of the Company, including the named executive officers. The named executive officers were allocated LTIP Shares as follows: (i) Chief Executive Officer (“CEO”) (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the Chief Financial Officer (“CFO”) (225,000 shares); (iv) the Chief Administrative Officer (“CAO”) (225,000 shares); and (v) the former President of the Radio Division (“PRD”) (130,000 shares). The remaining 1,370,000 shares were allocated among 26 other key employees. All awards vested in three installments.  The awards were granted effective January 5, 2010, and the first installment of 33% vested on June 5, 2010, the second installment vested on June 5, 2011. The third installment was originally scheduled to vest on June 5, 2012, but upon determination by the compensation committee was accelerated to vest on November 19, 2011. Pursuant to the terms of the 2009 Stock Plan, subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold into the open market for employee tax withholding purposes on or about the vesting dates.

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

The Company’s use of the BSM valuation model to calculate the fair value of stock-based awards incorporates various assumptions including volatility, expected life, and interest rates. For options granted, the BSM option-pricing model determines: (i) the term by using the simplified “plain-vanilla” method as allowed under SAB No. 110; (ii) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; and (iii) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company granted 150,600, 181,520 and 39,430 stock options during the years ended December 31, 2012, 2011 and 2010, respectively. The per share weighted-average fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $0.73, $1.38 and $2.45, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2012	2011	2010

Average risk-free interest rate	0.62%	2.23%	3.28%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	6.00 years	6.00 years	6.25 years
Expected volatility	127.5%	120.7%	111.3%

Transactions and other information relating to stock options for the years December 31, 2012, 2011 and 2010 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,365,000	$9.64	—	—
Grants	39,000	$3.17
Exercised	—	$—
Forfeited/cancelled/expired	(405,000)	$11.57
Outstanding at December 31, 2010	4,999,000	$9.40	—	—
Grants	182,000	$1.38
Exercised	—	$—
Forfeited/cancelled/expired	(370,000)	$16.57
Outstanding at December 31, 2011	4,811,000	$8.60	—	—
Grants	151,000	$0.83
Exercised	—	$—
Forfeited/cancelled/expired	(332,000)	$11.05
Outstanding at December 31, 2012	4,630,000	$8.17	3.77	$—
Vested and expected to vest at December 31, 2012	4,612,000	$8.20	3.75	$—
Unvested at December 31, 2012	184,000	$1.02	9.25	$—
Exercisable at December 31, 2012	4,446,000	$8.47	3.55	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2012, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the year ended December 31, 2012. The number of options that vested during the year ended December 31, 2012 was 95,064.

As of December 31, 2012, approximately $112,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 10 months. The stock option weighted-average fair value per share was $3.23 at December 31, 2012.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2012, 2011 and 2010 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2009	393,000	$1.94
Grants	3,375,000	$3.09
Vested	(1,226,000)	$3.01
Forfeited/cancelled/expired	(232,000)	$3.23
Unvested at December 31, 2010	2,310,000	$2.92
Grants	60,000	$1.19
Vested	(2,203,000)	$2.99
Forfeited/cancelled/expired	(23,000)	$3.17
Unvested at December 31, 2011	144,000	$1.10
Grants	—	$—
Vested	(62,000)	$1.09
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2012	82,000	$1.11

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2012, approximately $59,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over the next 9 months.

14.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the years ended December 31, 2012, 2011 and 2010, Radio One paid $38,000, $6,000 and $6,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the years ended December 31, 2012, 2011 and 2010, the Company provided advertising to Music One in the amount of $1,000, $1,000 and $0, respectively. There were no cash, trade or no-charge orders placed by Music One in 2010.

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

15.   PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. The Company does not match employee contributions.

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

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2016. During the years ended December 31, 2012, 2011 and 2010, the Company incurred expenses, including discontinued operations, of approximately $9.9 million, $12.5 million and $11.4 million, respectively, in connection with these agreements. For continuing operations, for the years ended December 31, 2012, 2011 and 2010, the Company incurred expenses of approximately $9.8 million, $12.5 million and $11.4 million, respectively, in connection with these agreements.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 19 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets. The future rentals under non-cancelable leases as of December 31, 2012 are shown below.

The Company has other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next six years. The amounts the Company is obligated to pay for these agreements are shown below.

	Operating Lease Payments	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2013	$9,507	$62,733
2014	7,986	43,063
2015	6,862	16,779
2016	6,277	4,624
2017	5,755	310
2018 and thereafter	14,145	341
Total	$50,532	$127,850

Rent expense included in continuing operations for the years ended December 31, 2012, 2011 and 2010 was approximately $10.6 million, $9.5 million and $8.0 million, respectively. Rent expense, including discontinued operations, for the years ended December 31, 2012, 2011 and 2010 was approximately $10.7 million, $9.7 million and $8.1 million, respectively.

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2012, this annual right was exercisable for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One. However, on December 31, 2012 Reach Media and its noncontrolling interest shareholders amended the shareholder’s agreement governing their relationship. As part of that amendment, the noncontrolling interest shareholders agreed to delay the Put Right until January 1, 2018. The terms of the Put Right remain the same in all other respects.

Letters of Credit

As of December 31, 2012, we had four standby letters of credit totaling $1.0 million in connection with our annual insurance policy renewals and real estate leases.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30 (a)	September 30	December 31

	(In thousands, except share data)
2012:
Net revenue	$102,964	$105,830	$109,894	$105,885
Operating income	13,802	21,467	21,573	14,673
Net (loss) income from continuing operations	(75,170)	46,445	(10,230)	(15,024)
(Loss) income from discontinued operations	(15)	20	(25)	(117)
Consolidated net (loss) income attributable to common stockholders	(79,242)	42,668	(13,064)	(17,227)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.58)	$0.85	$(0.26)	$(0.34)
Net (loss) income from discontinued operations per share	(0.00)	0.00	(0.00)	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(1.58)	$0.85	$(0.26)	$(0.34)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.58)	$0.85	$(0.26)	$(0.34)
Net (loss) income from discontinued operations per share	(0.00)	0.00	(0.00)	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(1.58)	$0.85	$(0.26)	$(0.34)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	49,994,974	50,006,008	50,019,048	50,042,751
Weighted average shares outstanding — diluted	49,994,974	50,124,418	50,019,048	50,042,751

(a)	The net income from continuing operations for the quarter ended June 30, 2012 includes $313,000 of pre-tax impairment charges.

	Quarters Ended
	March 31	June 30	September 30	December 31(a)

	(In thousands, except share data)
2011:
Net revenue	$64,899	$96,944	$104,352	$98,044
Operating income (loss)	5,549	15,767	13,152	(8,842)
Net (loss) income from continuing operations	(64,034)	101,289	(7,374)	(16,818)
Loss from discontinued operations	(8)	(22)	(21)	(109)
Consolidated net (loss) income attributable to common stockholders	(64,245)	98,550	(9,878)	(21,538)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.23)	$1.94	$(0.20)	$(0.43)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	(0.00)	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(1.23)	$1.94	$(0.20)	$(0.43)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.23)	$1.86	$(0.20)	$(0.43)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	(0.00)	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(1.23)	$1.86	$(0.20)	$(0.43)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	52,117,552	50,831,560	50,270,550	49,782,016
Weighted average shares outstanding — diluted	52,117,552	52,905,060	50,270,550	49,782,016

(a)	The net loss from continuing operations for the quarter ended December 31, 2011 includes approximately $22.3 million of pre-tax impairment charges.

18.  SEGMENT INFORMATION:

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

Detailed segment data for the years ended December 31, 2012, 2011 and 2010 is presented in the following table:

	For the Years Ended December 31,
	2012	2011	2010

	(In thousands)
Net Revenue:
Radio Broadcasting	$236,278	$221,026	$228,886
Reach Media	42,280	48,382	41,773
Internet	19,852	17,529	16,027
Cable Television	131,178	86,024	—
Corporate/Eliminations/Other	(5,015)	(8,722)	(7,394)
Consolidated	$424,573	$364,239	$279,272

Operating Expenses (including stock-based compensation):
Radio Broadcasting	$138,530	$138,451	$135,468
Reach Media	43,726	41,426	34,817
Internet	21,179	20,062	22,737
Cable Television	91,361	61,369	—
Corporate/Eliminations/Other	19,234	17,905	17,636
Consolidated	$314,030	$279,213	$210,658

Depreciation and Amortization:
Radio Broadcasting	$6,371	$6,705	$7,080
Reach Media	1,177	3,952	4,249
Internet	3,210	3,694	4,942
Cable Television	26,864	21,790	—
Corporate/Eliminations/Other	1,093	928	1,114
Consolidated	$38,715	$37,069	$17,385

Impairment of Long-Lived Assets:
Radio Broadcasting	$313	$14,509	$19,949
Reach Media	—	7,822	16,114
Internet	—	—	—
Cable Television	—	—	—
Corporate/Eliminations/Other	—	—	—
Consolidated	$313	$22,331	$36,063

Operating income (loss):
Radio Broadcasting	$91,064	$61,361	$66,389
Reach Media	(2,623)	(4,818)	(13,407)
Internet	(4,537)	(6,227)	(11,652)
Cable Television	12,953	2,865	—
Corporate/Eliminations/Other	(25,342)	(27,555)	(26,144)
Consolidated	$71,515	$25,626	$15,186
F-55

	As of
	December 31, 2012	December 31, 2011
	(In thousands)

Total Assets:
Radio Broadcasting	$801,340	$806,822
Reach Media	31,003	33,737
Internet	32,076	33,265
Cable Television	535,344	561,325
Corporate/Eliminations/Other	60,432	51,333
Consolidated	$1,460,195	$1,486,482

19.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 6 3/8 Senior Subordinated Notes due February 2013, the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of December 31, 2012 and 2011, and related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2012. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of December 31, 2012

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,511	$55,744	$—	$57,255
Short-term investments	—	1,597	—	1,597
Trade accounts receivable, net of allowance for doubtful accounts	28,821	53,091	—	81,912
Prepaid expenses and other current assets	1,006	6,104	—	7,110
Current portion of content assets	—	27,723	—	27,723
Current assets from discontinued operations	3	124	—	127
Total current assets	31,341	144,383	—	175,724
PROPERTY AND EQUIPMENT, net	17,073	18,209	—	35,282
INTANGIBLE ASSETS, net	546,126	656,436	—	1,202,562
CONTENT ASSETS, net	—	38,981	—	38,981
LONG-TERM INVESTMENTS	—	97	—	97
INVESTMENT IN SUBSIDIARIES	—	585,044	(585,044)	—
OTHER ASSETS	241	2,742	—	2,983
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	4,566	—	—	4,566
Total assets	$599,347	$1,445,892	$(585,044)	$1,460,195

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,794	$3,616	$—	$5,410
Accrued interest	—	5,849	—	5,849
Accrued compensation and related benefits	2,109	9,056	—	11,165
Current portion of content payables	—	17,694	—	17,694
Other current liabilities	9,209	6,954	—	16,163
Current portion of long-term debt	—	4,587	—	4,587
Current liabilities from discontinued operations	94	13	—	107
Total current liabilities	13,206	47,769	—	60,975
LONG-TERM DEBT, net of current portion and original issue discount	—	814,131	—	814,131
CONTENT PAYABLES, net of current portion	—	11,163	—	11,163
OTHER LONG-TERM LIABILITIES	1,074	17,229	—	18,303
DEFERRED TAX LIABILITIES	—	188,249	—	188,249
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	23	—	—	23
Total liabilities	14,303	1,078,541	—	1,092,844

REDEEMABLE NONCONTROLLING INTERESTS	—	12,853	—	12,853

STOCKHOLDERS’ EQUITY:
Common stock	—	50	—	50
Accumulated other comprehensive income	—	(102)	—	(102)
Additional paid-in capital	156,893	1,006,873	(156,893)	1,006,873
Retained earnings (accumulated deficit)	428,151	(863,021)	(428,151)	(863,021)
Total stockholders’ equity	585,044	143,800	(585,044)	143,800
Noncontrolling interest	—	210,698	—	210,698
Total Equity	585,044	354,498	(585,044)	354,498
Total liabilities, redeemable noncontrolling interests and equity	$599,347	$1,445,892	$(585,044)	$1,460,195

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187	$35,752	$—	$35,939
Short-term investments	—	761	—	761
Trade accounts receivable, net of allowance for doubtful accounts	29,863	53,980	—	83,843
Prepaid expenses and other current assets	1,680	6,730	—	8,410
Current portion of content assets	—	27,383	—	27,383
Current assets from discontinued operations	9	125	—	134
Total current assets	31,739	124,731	—	156,470
PROPERTY AND EQUIPMENT, net	17,926	15,994	—	33,920
INTANGIBLE ASSETS, net	548,171	693,590	—	1,241,761
CONTENT ASSETS, net	—	38,934	—	38,934
LONG-TERM INVESTMENTS	—	7,428	—	7,428
INVESTMENT IN SUBSIDIARIES	—	588,292	(588,292)	—
OTHER ASSETS	202	3,121	—	3,323
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	4,646	—	—	4,646
Total assets	$602,684	$1,472,090	$(588,292)	$1,486,482

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,568	$4,058	$—	$5,626
Accrued interest	—	6,703	—	6,703
Accrued compensation and related benefits	1,958	9,023	—	10,981
Current portion of content payables	—	20,807	—	20,807
Income taxes payable	—	1,794	—	1,794
Other current liabilities	9,356	2,860	—	12,216
Current portion of long-term debt	—	3,860	—	3,860
Current liabilities from discontinued operations	241	30	—	271
Total current liabilities	13,123	49,135	—	62,258
LONG-TERM DEBT, net of current portion and original issue discount	—	805,044	—	805,044
CONTENT PAYABLES, net of current portion	—	16,168	—	16,168
OTHER LONG-TERM LIABILITIES	1,238	17,281	—	18,519
DEFERRED TAX LIABILITIES	—	153,521	—	153,521
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	31	—	—	31
Total liabilities	14,392	1,041,149	—	1,055,541

REDEEMABLE NONCONTROLLING INTERESTS	—	20,343	—	20,343

STOCKHOLDERS’ EQUITY:
Common stock	—	50	—	50
Accumulated other comprehensive income	—	(199)	—	(199)
Additional paid-in capital	197,680	1,001,840	(197,680)	1,001,840
Retained earnings (accumulated deficit)	390,612	(796,156)	(390,612)	(796,156)
Total stockholders’ equity	588,292	205,535	(588,292)	205,535
Noncontrolling interest	—	205,063	—	205,063
Total Equity	588,292	410,598	(588,292)	410,598
Total liabilities, redeemable noncontrolling interests and equity	$602,684	$1,472,090	$(588,292)	$1,486,482

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$138,672	$285,901	$-	$424,573
OPERATING EXPENSES:
Programming and technical	31,607	104,174	-	135,781
Selling, general and administrative, including stock-based compensation	60,698	77,094	-	137,792
Corporate selling, general and administrative, including stock-based compensation	-	40,457	-	40,457
Depreciation and amortization	7,170	31,545	-	38,715
Impairment of long-lived assets	313	-	-	313
Total operating expenses	99,788	253,270	-	353,058
Operating income	38,884	32,631	-	71,515
INTEREST INCOME	-	248	-	248
INTEREST EXPENSE	1,207	89,943	-	91,150
OTHER EXPENSE, net	-	1,357	-	1,357
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	37,677	(58,421)	-	(20,744)
PROVISION FOR INCOME TAXES	-	33,235	-	33,235
Net income (loss) before equity in income of subsidiaries and discontinued operations	37,677	(91,656)	-	(53,979)
EQUITY IN INCOME OF SUBSIDIARIES	-	37,539	(37,539)	-
Net income (loss) from continuing operations	37,677	(54,117)	(37,539)	(53,979)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(138)	1	-	(137)
Consolidated net income (loss)	37,539	(54,116)	(37,539)	(54,116)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	12,749	-	12,749
Consolidated net income (loss) attributable to common stockholders	$37,539	$(66,865)	$(37,539)	$(66,865)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$129,866	$234,373	$-	$364,239
OPERATING EXPENSES:
Programming and technical	32,300	82,612	-	114,912
Selling, general and administrative, including stock-based compensation	55,548	70,903	-	126,451
Corporate selling, general and administrative, including stock-based compensation	-	37,850	-	37,850
Depreciation and amortization	7,995	29,074	-	37,069
Impairment of long-lived assets	14,509	7,822	-	22,331
Total operating expenses	110,352	228,261	-	338,613
Operating income	19,514	6,112	-	25,626
INTEREST INCOME	-	354	-	354
INTEREST EXPENSE	426	87,904	-	88,330
GAIN ON INVESTMENT IN AFFILIATED COMPANY	-	146,879	-	146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	-	3,287	-	3,287
LOSS ON RETIREMENT OF DEBT	-	7,743	-	7,743
OTHER EXPENSE, net	-	324	-	324
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	19,088	60,661	-	79,749
PROVISION FOR INCOME TAXES	-	66,686	-	66,686
Net income before equity in income of subsidiaries and discontinued operations	19,088	(6,025)	-	13,063
EQUITY IN INCOME OF SUBSIDIARIES	-	18,928	(18,928)	-
Net income (loss) from continuing operations	19,088	12,903	(18,928)	13,063
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(160)	-	-	(160)
Consolidated net income (loss)	18,928	12,903	(18,928)	12,903
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	10,014	-	10,014
Consolidated net income (loss) attributable to common stockholders	$18,928	$2,889	$(18,928)	$2,889

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$134,444	$144,848	$-	$279,292
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	33,999	40,645	-	74,644
Selling, general and administrative, including stock-based compensation	58,731	44,361	-	103,092
Corporate selling, general and administrative, including stock-based compensation	-	32,922	-	32,922
Depreciation and amortization	9,825	7,560	-	17,385
Impairment of long-lived assets	-	36,063	-	36,063
Total operating expenses	102,555	161,551	-	264,106
Operating income (loss)	31,889	(16,703)	-	15,186
INTEREST INCOME	-	127	-	127
INTEREST EXPENSE	-	46,834	-	46,834
EQUITY IN INCOME OF AFFILIATED COMPANY	-	5,558	-	5,558
GAIN ON RETIREMENT OF DEBT	-	6,646	-	6,646
OTHER INCOME (EXPENSE)	142	(3,203)	-	(3,061)
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	32,031	(54,409)	-	(22,378)
PROVISION FOR INCOME TAXES	-	3,971	-	3,971
Net income (loss) before equity in income of subsidiaries and discontinued operations	32,031	(58,380)	-	(26,349)
EQUITY IN INCOME OF SUBSIDIARIES	-	31,957	(31,957)	-
Net income (loss) from continuing operations	32,031	(26,423)	(31,957)	(26,349)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(74)	(202)	-	(276)
Consolidated net income (loss)	31,957	(26,625)	(31,957)	(26,625)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	2,008	-	2,008
Consolidated net income (loss) attributable to common stockholders	$31,957	$(28,633)	$(31,957)	$(28,633)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$37,539	$(54,116)	$(37,539)	$(54,116)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	-	97	-	97
COMPREHENSIVE INCOME (LOSS)	37,539	(54,019)	(37,539)	(54,019)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	12,749	-	12,749
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$37,539	$(66,768)	$(37,539)	$(66,768)
F-62

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$37,539	$(54,116)	$(37,539)	$(54,116)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	7,170	31,545	—	38,715
Amortization of debt financing costs	—	3,073	—	3,073
Amortization of launch assets	—	9,961	—	9,961
Amortization of content assets	—	47,328	—	47,328
Deferred income taxes	—	34,728	—	34,728
Impairment of long term assets	313	—	—	313
Non cash interest	—	15,089	—	15,089
Stock-based compensation and other non-cash compensation	—	171	—	171
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	1,042	889	—	1,931
Prepaid expenses and other current assets	674	626	—	1,300
Other assets	(39)	379	—	340
Content assets	—	(54,984)	—	(54,984)
Due to corporate/from subsidiaries	(46,011)	46,011	—	—
Accounts payable	226	(442)	—	(216)
Accrued interest	—	(854)	—	(854)
Accrued compensation and related benefits	151	33	—	184
Income taxes payable	—	(1,794)	—	(1,794)
Other liabilities	259	4,104	—	4,363
Net cash flows (used in) operating activities from discontinued operations	—	(85)	—	(85)
Net cash flows from operating activities	1,324	81,662	(37,539)	45,447
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(12,485)	—	(12,485)
Purchase of Reach Media shares	—	(2,000)	—	(2,000)
Proceeds from sales of investment securities	—	9,122	—	9,122
Acquisition of launch assets	—	(54)	—	(54)
Purchases of investment securities	—	(2,627)	—	(2,627)
Investment in subsidiaries	—	(37,539)	37,539	—
Net cash flows used in investing activities	—	(45,583)	37,539	(8,044)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	—	(5,789)	—	(5,789)
Payment of bank financing costs	—	(2,557)	—	(2,557)
Payment of dividends to noncontrolling interest shareholders of TV One	—	(7,741)	—	(7,741)
Net cash flows used in financing activities	—	(16,087)	—	(16,087)
INCREASE IN CASH AND CASH EQUIVALENTS	1,324	19,992	—	21,316
CASH AND CASH EQUIVALENTS, beginning of period	187	35,752	—	35,939
CASH AND CASH EQUIVALENTS, end of period	$1,511	$55,744	$—	$57,255

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Combined	Radio
	Guarantor	One,
	Subsidiaries	Inc.	Eliminations	Consolidated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$18,928	$12,903	$(18,928)	$12,903
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	7,995	29,074	-	37,069
Amortization of debt financing costs	-	3,750	-	3,750
Amortization of content assets	-	31,539	-	31,539
Deferred income taxes	-	64,151	-	64,151
Gain on investment in affiliated company	-	(146,879)	-	(146,879)
Impairment of long-lived assets	14,509	7,822	-	22,331
Equity in net income of affiliated company	-	(3,287)	-	(3,287)
Stock-based compensation	-	5,146	-	5,146
Non-cash interest	-	26,023	-	26,023
Loss on retirement of debt	-	7,743	-	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	520	2,454	-	2,974
Prepaid expenses and other current assets	(351)	3,596	-	3,245
Other assets	291	3,552	-	3,843
Accounts payable	1,157	(3,980)	-	(2,823)
Due to corporate/from subsidiaries	(44,220)	44,220	-	-
Accrued interest	-	2,145	-	2,145
Accrued compensation and related benefits	(374)	(1,266)	-	(1,640)
Income taxes payable	-	123	-	123
Other liabilities	686	(14,474)	-	(13,788)
Payments for content assets	-	(23,412)	-	(23,412)
Net cash flows provided by operating activities from discontinued operations	3	447	-	450
Net cash flows (used in) provided by operating activities	(856)	51,390	(18,928)	31,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,445)	-	(9,445)
Net cash and investments acquired in connection with TV One consolidation	-	65,245	-	65,245
Investment in subsidiaries	-	(18,928)	18,928	-
Net cash flows provided by investing activities	-	36,872	18,928	55,800
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	378,280	-	378,280
Payment of credit facility	-	(356,576)	-	(356,576)
Debt refinancing and modification costs	-	(6,253)	-	(6,253)
Repurchase of noncontrolling interests	-	(54,595)	-	(54,595)
Proceeds from noncontrolling interest member	-	2,776	-	2,776
Payment of dividends to noncontrolling interest shareholders of Reach Media	-	(1,511)	-	(1,511)
Payment of dividends to noncontrolling interest shareholders of TV One	-	(12,306)	-	(12,306)
Repayment of other debt	-	(1,000)	-	(1,000)
Repurchase of common stock	-	(9,474)	-	(9,474)
Net cash flows used in financing activities	-	(60,659)	-	(60,659)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(856)	27,603	-	26,747
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	-	9,192
CASH AND CASH EQUIVALENTS, end of period	$187	$35,752	$-	$35,939

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$31,957	$(26,625)	$(31,957)	$(26,625)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	9,825	7,560	-	17,385
Amortization of debt financing costs	-	2,970	-	2,970
Write off of debt financing costs	-	3,055	-	3,055
Deferred income taxes	-	1,311	-	1,311
Impairment of long-lived assets	-	36,063	-	36,063
Equity in net income of affiliated company	-	(5,558)	-	(5,558)
Stock-based compensation and other non-cash compensation	-	5,799	-	5,799
Gain on retirement of debt	-	(6,646)	-	(6,646)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,484)	(8,914)	-	(11,398)
Prepaid expenses and other current assets	476	(3,918)	-	(3,442)
Other assets	984	6,138	-	7,122
Accounts payable	(417)	(736)	-	(1,153)
Due to corporate/from subsidiaries	(35,711)	35,711	-	-
Accrued interest	-	(4,941)	-	(4,941)
Accrued compensation and related benefits	(327)	801	-	474
Income taxes payable	-	138	-	138
Other liabilities	(499)	3,915	-	3,416
Net cash flows used in operating activities from discontinued operations	(44)	(90)	-	(134)
Net cash flows provided by operating activities	3,760	46,033	(31,957)	17,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,322)	-	(4,322)
Purchase of intangible assets	-	(342)	-	(342)
Investment in subsidiaries	-	(31,957)	31,957	-
Net cash flows used in investing activities	-	(36,621)	31,957	(4,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	342,000	-	342,000
Payment of credit facility	-	(339,343)	-	(339,343)
Proceeds from issuance of Senior Subordinated Notes	-	286,794	-	286,794
Repayment of Senior Subordinated Notes	-	(290,800)	-	(290,800)
Payment of dividend to noncontrolling interest shareholders of Reach Media	(2,844)	-	-	(2,844)
Debt refinancing and modification costs	-	(19,750)	-	(19,750)
Net cash flows used in financing activities	(2,844)	(21,099)	-	(23,943)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	916	(11,687)	-	(10,771)
CASH AND CASH EQUIVALENTS, beginning of period	127	19,836	-	19,963
CASH AND CASH EQUIVALENTS, end of period	$1,043	$8,149	$-	$9,192

20.  SUBSEQUENT EVENTS:

On December 31, 2012, the Company through its wholly-owned subsidiary Radio One Media Holdings, LLC (“ROMH”) completed the purchase of additional shares of Reach Media, Inc. (“Reach Media”) from certain minority shareholders. In addition to the $2 million in cash consideration paid to increase the Company’s ownership in Reach Media from approximately 53.5% to 80%, effective January 1, 2013, the Radio Broadcasting segment contributed the assets and operations of its Syndication One Urban programming line-up to the Reach Media segment. With the additional interest, the Company was required to add Reach Media as a party to the agreements governing its outstanding notes and senior credit facility.  Hence, on February 14, 2013, Reach Media executed a certain Second Supplement Indenture by and among Reach Media and Wilmington Trust Company, as trustee under the Indenture dated as of November 24, 2010 providing for the Company’s  issuance of 12.5%/15.0% Senior Subordinated Notes due 2016.  Further, in connection with the Company’s 2011 Credit Agreement, on February 14, 2013 Reach Media executed: (i) a Joinder to the Security Agreement, making it a grantor with respect to the 2011 Credit Agreement and related transaction documents (the “Credit Facility”); (ii) a Joinder to Pledge Agreement, making it a pledgee with respect to the Credit Facility; and (iii) a Joinder to Subsidiaries Guaranty, making it a guarantor with respect to the Credit Facility.

On January 24, 2013, the Company reported that it had received a letter from The NASDAQ Stock Market advising it that the Company’s Class D shares traded under the symbol ROIAK, had regained compliance with NASDAQ's minimum bid price listing requirements and were in good standing on The NASDAQ National Market.   The letter received from NASDAQ on January 24, 2013 stated that because the Class D shares closed above the $1.00 minimum bid price for the 10 consecutive trading days ended January 23, 2013, the Company had regained compliance and the matter was now closed.

On January 29, 2013, the Company reported that it had received a letter from The NASDAQ Stock Market advising it that the Company’s Class A shares, traded under the symbol ROIA, had regained compliance with NASDAQ's minimum bid price listing requirements and were in good standing on The NASDAQ National Market.   The letter received from NASDAQ on January 29, 2013 stated that because the Class A shares closed above the $1.00 minimum bid price for the 10 consecutive trading days ended January 28, 2013, the Company had regained compliance and the matter was now closed.

On February 15, 2013, the Company paid the outstanding principal balance of $747,000 on its 6 3/8% Senior Subordinated Notes in full.

On February 20, 2013, the Company also announced that its Board of Directors has approved a stock repurchase authorization. The Company has been authorized, but is not obligated, to repurchase up to $2 million worth of its Class A and/or Class D common stock in support of its stock price. Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. Radio One expects to implement this stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. Based on the closing stock prices of Radio One’s Class A and Class D common stock on February 15, 2013, the newly authorized repurchase would represent approximately 2.7% of the Company’s outstanding shares. Since February 22, 2013 and through March 26, 2013, the Company repurchased 880,574 shares of Class D common stock in the amount of $1,391,266 at an average price of $1.58 per share and 6,450 shares of Class A common stock in the amount of $9,796 at an average price of $1.52 per share. As of March 26, 2013, the Company had approximately $4.1 million in capacity available under its $15 million share repurchase program.

On February 20, 2013, the Company also announced that it closed on the previously announced sale of the assets of one of its Columbus, Ohio radio stations, WJKR-FM (The Jack, 98.9 FM), to Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”).  The Company sold the assets of WJKR for $4 million and the transaction closed on February 15, 2013.  The transaction was originally announced in connection with the Company’s quarterly report on Form 10-Q filed November 13, 2012.

On March 5, 2013, the compensation committee (the “Compensation Committee”) of the Board of Directors of the Company awarded cash bonuses to the CEO and Catherine L. Hughes, Founder and Chairperson (the “Founder”) of the Company for the year-ended December 31, 2012.  In making 2012 annual bonus decisions, the Compensation Committee considered the applicable performance criteria as set forth in the CEO’s and Founder’s 2008 employment agreements (the “2008 Employment Agreements”).  However, given that the 2008 Employment Agreements had an initial three year term expiring April 15, 2011 and had not been updated, the Compensation Committee also exercised discretion to reflect a number of factors not contemplated by the 2008 Employment Agreements.  Mr. Liggins was awarded a cash bonus in the amount of $1.5 million and Ms. Hughes was awarded a cash bonus in the amount of $500,000.  A discussion of the factors and considerations that the Compensation Committee employed in making the determination was included in the Company’s Current Report on Form 8-K filed March 11, 2013.

According to the terms of the Credit Agreement, the Company anticipates making an excess cash flow payment of between $0 and approximately $3 million during April 2013, depending on the level of acceptance by our syndicate of lenders.

RADIO ONE, INC. AND SUBSIDIARIES

 SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2012	$3,719	$1,504	$—	$1,592	$3,631
2011	3,023	1,840	1,123	2,267	3,719
2010	2,651	2,616	—	2,244	3,023

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2012	$244,927	$34,518	$—	$175	$279,620
2011	230,359	14,015	—	553	244,927
2010	228,019	2,084	—	256	230,359

S-1