Form 10-K/A
period 2012-12-31
RADIO ONE, INC.
filed 2013-04-30
CIK 1041657

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

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K/A (First Amendment)
For the Year Ended December 31, 2012

TABLE OF CONTENTS

		Page
PART I

	Explanatory Note	1

PART III

Item 10.	Directors and Executive Officers of the Registrant	2
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13.	Certain Relationships and Related Transactions	24
Item 14.	Principal Accounting Fees and Services	25

PART IV

Item 15.	Exhibits and Financial Statement Schedules	26

SIGNATURES		30

EXPLANATORY NOTE

Radio One, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was previously filed with the Securities and Exchange Commission on March 27, 2013 (the "Original Form 10-K"), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The Company will not file its proxy statement in connection with its annual meeting within 120 days of its fiscal year ended December 31, 2012. As such, the Company is amending and restating Part III of its Form 10-K as required under General Instruction G(3) to Form 10-K.

As a result of this amendment, the management certifications and consent of the independent registered public accounting firm, filed or furnished as exhibits to the Original Form 10-K have been re-executed and re-filed or refurnished, as applicable, as of the date of this Form 10-K/A.

Except as described above this form 10-K/A does not amend, update or change the financial statements or any other items or disclosures made in the Form 10-K for the year ended December 31, 2012.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain biographical information about the members of the Company’s board of directors. Presently, there are seven members of the board of directors, five of whom are neither officers nor employees of Radio One. The board of directors is divided into two classes, Class A, of which there are two directors, and Class B, of which there are five directors. Two Class A directors, Terry L. Jones and Brian W. McNeill, were elected at the 2012 annual meeting to serve until the 2013 annual meeting. To be elected, each Class A director must have received the affirmative vote of a plurality of the votes cast by the holders of the Class A common stock. Five Class B directors were elected at the 2012 annual meeting, by the holders of Class A common stock and Class B common stock voting together, to serve until the 2013 annual meeting. The Class B directors are Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, Ronald E. Blaylock and Dennis A. Miller. To be elected, each of the five Class B directors must have received the affirmative vote of a plurality of the votes cast by all stockholders entitled to vote. There is no cumulative voting for the board of directors.

Terry L. Jones Director since 1995 Age: 66
Mr. Jones is the Managing Member of the General Partner of Syndicated Communications Venture Partners V, L.P. and the Managing Member of Syncom Venture Management Co., LLC (“Syncom”). Prior to joining Syncom in 1978, he was co-founding stockholder and Vice President of Kiambere Savings and Loan in Nairobi, and a Lecturer at the University of Nairobi. He also worked as a Senior Electrical Engineer for Westinghouse Aerospace and Litton Industries. He is a member of the board of directors for several Syncom portfolio companies, including Radio One, Inc. He formerly served on the Board of the Southern African Enterprise Development Fund, a presidential appointment, and is on the Board of Trustees of Spellman College. Mr. Jones received a B.S. degree in Electrical Engineering from Trinity College, an M.S. degree in Electrical Engineering from George Washington University and a Masters of Business Administration from Harvard University. During the last 5 years, Mr. Jones has sat on the boards of directors of TV One, LLC, Iridium Communications, Inc., a publicly held company (“Iridium”), PKS Communications, Inc., a publicly held company, Weather Decisions Technology, Inc., V-me, Inc., Syncom and Verified Identity Pass, Inc.  He currently serves on the board of directors of Iridium (2001 to present), Syncom and Cyber Digital, Inc., a publicly held company. Mr. Jones’ qualifications to serve as a director include his knowledge of Radio One, his many years of senior management experience at various public and private media enterprises, and his ability to provide insight into a number of areas including governance, executive compensation and corporate finance.

Brian W. McNeill Director since 1995 Age: 57
Mr. McNeill is a founder and Managing General Partner of Alta Communications.  He specializes in identifying and managing investments in the traditional sectors of the media industry, including radio and television broadcasting, outdoor advertising and other advertising-based or cash flow-based businesses.  Over the last 5 years, Mr. McNeill has served on the board of directors of some of the most significant companies in the radio and television industries including Una Vez Mas, Millennium Radio Group, LLC and NextMedia Investors LLC.  He joined Burr, Egan, Deleage & Co. as a general partner in 1986, where he focused on the media and communications industries. Previously, Mr. McNeill formed and managed the Broadcasting Lending Division at the Bank of Boston.  He received an MBA from the Amos Tuck School of Business Administration at Dartmouth College and graduated magna cum laude with a degree in economics from the College of the Holy Cross.  Mr. McNeill’s qualifications to serve as a director include his knowledge of Radio One, the media industry and the financial markets, and his ability to provide input into a number of areas including governance, executive compensation and corporate finance.  His service on the boards of directors of various other media companies also is beneficial to Radio One.

Catherine L. Hughes Chairperson of the Board and Secretary Director since 1980 Age: 66
Ms. Hughes has been Chairperson of the Board and Secretary of Radio One since 1980, and was Chief Executive Officer of Radio One from 1980 to 1997.  Since 1980, Ms. Hughes has worked in various capacities for Radio One including President, General Manager, General Sales Manager and talk show host.  She began her career in radio as General Sales Manager of WHUR-FM, the Howard University-owned, urban-contemporary radio station. Ms. Hughes is the mother of Mr. Liggins, Radio One’s Chief Executive Officer, Treasurer, President and a Director.  Over the last 5 years, Ms. Hughes has sat on the boards of directors of numerous organizations including Broadcast Music, Inc. and Piney Woods High School.  During that period, she also has sat on an advisory board for Wal-Mart Stores, Inc., a publicly held company.  Ms. Hughes’ qualifications to serve as a director include her being the founder of Radio One, her over 30 years of operational experience with the Company and her unique status within the African-American community.  Her service on other boards of directors and advisory boards is also beneficial to Radio One.

Alfred C. Liggins, III Chief Executive Officer, President and Treasurer Director since 1989 Age: 48
Mr. Liggins has been Chief Executive Officer (“CEO”) of Radio One since 1997 and President since 1989. Mr. Liggins joined Radio One in 1985 as an account manager at WOL-AM.  In 1987, he was promoted to General Sales Manager and promoted again in 1988 to General Manager overseeing Radio One’s Washington, DC operations.  After becoming President, Mr. Liggins engineered Radio One’s expansion into new markets.  Mr. Liggins is a graduate of the Wharton School of Business Executive MBA Program.  Mr. Liggins is the son of Ms. Hughes, Radio One’s Chairperson, Secretary and a Director.  Over the last 5 years, Mr. Liggins has sat on the boards of directors of numerous organizations including the Apollo Theater Foundation, Reach Media, The Boys & Girls Clubs of America, The Ibiquity Corporation, the National Association of Black Owned Broadcasters and the National Association of Broadcasters.  Mr. Liggins’ qualifications to serve as a director include his over 25 years of operational experience with the Company in various capacities, including as the current interim CEO of TV One, and his nationally recognized expertise in the entertainment and media industries.

D. Geoffrey Armstrong Director since 2001 Age: 56
Mr. Armstrong is currently Chief Executive Officer of 310 Partners, a private investment firm.  From March 1999 through September 2000, Mr. Armstrong was the Chief Financial Officer of AMFM, Inc., which was publicly traded on the New York Stock Exchange until it was purchased by Clear Channel Communications in September 2000.  Prior to that, he was Chief Operating Officer and a director of Capstar Broadcasting Corporation, which merged with AMFM, Inc.  Mr. Armstrong was a founder of SFX Broadcasting, which went public in 1993, and subsequently served as Chief Financial Officer, Chief Operating Officer, and a director until the company was sold in 1998.  Since November 2003, Mr. Armstrong has also been a director of Nexstar Broadcasting Group, Inc., a publicly held company.  Mr. Armstrong’s qualifications to serve as a director include his many years of senior management experience at various public and private companies, including as a chief financial officer and chief operating officer, and his ability to provide insight into a number of areas including governance, executive compensation and corporate finance.

Ronald E. Blaylock Director since 2002 Age: 53
Mr. Blaylock has been the Founder and Managing Partner of GenNx360 Capital Partners, a private equity buy-out firm, since 2006. Mr. Blaylock was the Founder, Chairman and Chief Executive Officer of Blaylock & Company, Inc., an investment banking firm, and held senior management positions with PaineWebber Group and Citicorp before launching Blaylock & Company, Inc. in 1993.  Mr. Blaylock is also currently a director of CarMax, Inc. (2007 to present) and W. R. Berkley Corporation (2001 to present). Mr. Blaylock’s founding and management of two financial services companies has provided him with valuable business, leadership and management experience. As a result, Mr. Blaylock brings substantial financial expertise to the board. In addition, Mr. Blaylock’s experience on the boards of directors of other public companies enables him to bring other perspectives and experience to the board.

Dennis A. Miller Director since 2011 Age: 55
Mr. Miller currently serves as a strategic advisor to Lions Gate Entertainment Corporation (“Lions Gate”).  Prior to working with Lions Gate, Mr. Miller served as a General Partner with Spark Capital, LLC, a venture fund with an investment focus on the conflux of the media, entertainment and technology industries.  Prior to joining Spark Capital in 2005, Mr. Miller was a Managing Director of Constellation Ventures, the venture investment arm of Bear Stearns.  His portfolio of investments has included TV One, College Sports Television (acquired by CBS), Widevine (acquired by Google), K12 (taken public in 2008) (NYSE:LRN), Next New Networks (acquired by Google) and The Gospel Channel. He also served on the Board of Directors of Capital IQ (acquired by McGraw-Hill).  From 1998 to 2000, Mr. Miller was Executive Vice President of Lions Gate. Prior to joining Lions Gate, he was an Executive Vice President with Sony Pictures Entertainment (“SPE”) where he was responsible for all television operations of SPE and actively involved with strategic planning and new media.   From 1990 to 1995, Mr. Miller was Executive Vice President of Turner Network Television. In 1993, he took on the additional responsibility for the Turner Entertainment Company.  Mr. Miller began his career as an attorney with Manatt, Phelps, Rothenberg and Phillips in Los Angeles. He holds a Juris Doctorate from Boalt Law School and a B.A. in political science from the University of California at San Diego.  Mr. Miller’s qualifications to serve as a director include his knowledge of TV One, his many years of senior management experience at various public and private media enterprises, and his knowledge of new media enterprises.

Controlled Company Exemption

We are a “controlled company” under rules governing the listing of our securities on the NASDAQ Stock Market because more than 50% of our voting power is held by Catherine L. Hughes, our Chairperson of the Board and Secretary, and Alfred C. Liggins, III, our CEO and President.  See “Security Ownership of Beneficial Owners and Management” below.  Therefore, we are not subject to NASDAQ Stock Market listing rules that would otherwise require us to have: (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Committees of the Board of Directors

The board has a standing audit committee, compensation committee and nominating committee.

Audit Committee

    The audit committee consists of D. Geoffrey Armstrong, Brian W. McNeill and Dennis A. Miller, each of whom satisfies the requirements for audit committee membership under the listing standards of the NASDAQ Stock Market.  Mr. Armstrong serves as Chairman of the audit committee.  Each of the audit committee members is an “independent director”, as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.  The board of directors has determined that all of Mr. Armstrong, Mr. McNeill and Mr. Miller qualify as “audit committee financial experts,” as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933.  The board has adopted a written audit committee charter, which is available on our website at www.radio-one.com/about/audit_committee.asp.  The audit committee met six times during the calendar year ended December 31, 2012.

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

•      reviews the independence of our independent registered public accounting firm;

•      reviews the audit committee charter; and

•      reviews related party transactions, if any.

The audit committee also oversees Radio One’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

AUDIT COMMITTEE REPORT

This report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of Radio One’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in any such filing.

The audit committee’s responsibilities are described in its written charter adopted by the board. The audit committee charter is posted on Radio One’s website located at www.radio-one.com/about/audit_committee.asp.  The audit committee fulfills its responsibilities through periodic meetings with our independent registered public accounting firm and management.  The audit committee reviews the financial information that will be provided to stockholders and others, the systems of internal controls that management and the board have established, and the audit process. In fulfilling these responsibilities, the committee, among other things, oversees the independent registered public accounting firm and confirms their independence, reviews the adequacy of the system of internal accounting controls and internal control over financial reporting, reviews financial statements, earnings releases and accounting matters, and reviews related party transactions.  Management is responsible for the financial statements and the reporting process, including the system of internal controls.  The independent registered public accounting firm is responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States.

The audit committee meetings regularly included separate sessions with the independent registered public accounting firm, in each case without the presence of Radio One’s management.  As part of its oversight of Radio One’s financial statements, the audit committee reviewed and discussed with both management and the independent registered public accounting firm the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, and quarterly operating results prior to their issuance.  During 2012, management advised the audit committee that each set of financial statements reviewed had been prepared in accordance with generally accepted accounting principles and reviewed significant accounting and disclosure issues with the audit committee.  The audit committee also typically holds discussions with management and the independent registered public accounting firm regarding the effectiveness of Radio One’s internal control over financial reporting in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; however, due to the Company’s status as a non-accelerated filer for the year ended December 31, 2012, such discussion with the independent reqistered public accounting firm was not required in connection with the filing of the Form 10-K for 2012 in order for management to sign off on the effectiveness of internal controls.  The audit committee also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees,” as amended, which includes, among other items, matters related to the conduct of the annual audit of Radio One’s financial statements. In addition, the audit committee discussed with the independent registered public accounting firm the auditors’ independence from Radio One and its management, including the matters in the written disclosures required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and the audit committee satisfied itself as to the independent registered public accounting firms’ independence.

In reliance on the reviews and discussions referred to above, the audit committee recommended to the board, and the board approved, the inclusion of the audited financial statements in Radio One’s Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the SEC.

Respectfully submitted,

Audit Committee:
D. Geoffrey Armstrong, Chairman
Brian W. McNeill
Dennis A. Miller

Compensation Committee

Our compensation committee consists of Terry L. Jones, Dennis A. Miller, Brian W. McNeill and D. Geoffrey Armstrong.  The compensation committee held one formal meeting during the calendar year ended December 31, 2012 on December 19, 2012.  The board has adopted a revised written compensation committee charter.  The functions of the compensation committee include:

•      reviewing and approving the salaries, bonuses and other compensation of our executive officers, including stock options or restricted stock grants;

•      establishing and reviewing policies regarding executive officer compensation and perquisites; and

•      performing such other duties as shall from time to time be delegated by the board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During the last completed fiscal year, which ended on December 31, 2012, the compensation committee was comprised of Terry L. Jones, Dennis A. Miller, D. Geoffrey Armstrong, Dennis A. Miller and Brian W. McNeill.   None of those members is or has been an officer or employee of the Company, and no executive officer of the Company served on the compensation committee or board of any entity that employed any member of the Company’s compensation committee or board of directors.

COMPENSATION COMMITTEE REPORT

    Director Terry L. Jones was the Chairperson and directors Brian W. McNeill, D. Geoffrey Armstrong and Dennis A. Miller served on the compensation committee.  The compensation committee has reviewed the performance of the executive officers of Radio One, Inc. and approved their 2012 compensation, including salary and cash and equity bonus amounts.  The compensation committee also has reviewed and discussed the Compensation Discussion and Analysis for the fiscal year ended December 31, 2012, with the management of Radio One. Based on its review and discussion, the compensation committee recommends that this Compensation Discussion and Analysis be included in Radio One’s Annual Report on Form 10-K/A.

Respectfully submitted,

Compensation Committee:

Terry L. Jones, Chairman
Brian W. McNeill
D. Geoffrey Armstrong
Dennis A. Miller

Nominating Committee

Our nominating committee consists of Alfred C. Liggins, III, Catherine L. Hughes, Terry L. Jones and Brian W. McNeill.  The nominating committee is responsible for recommending the criteria for selection of board members and assisting the board in identifying candidates.  The nominating committee acted once by written consent during the calendar year ended December 31, 2012.  The nominating committee does not have a charter.

The nominating committee reviews the qualifications of all persons recommended by stockholders as nominees to the board of directors to determine whether the recommended nominees will make good candidates for consideration for membership on the board. The nominating committee has not established specific minimum qualifications for recommended nominees. However, as a matter of practice, the nominating committee evaluates recommended nominees for directors based on their integrity, judgment, independence, financial and business acumen, relevant experience, and their ability to act on behalf of all stockholders, as well as meet the needs of the board of directors, including the need to have a diversity of perspective. In the consideration of diversity of perspective, the nominating committee is most concerned with finding nominees that counter any perceived weaknesses in board composition. Such weaknesses may include weaknesses in perspective based upon race, sex, skill sets and industry insight particularly as the Company diversifies its business.   Following such evaluation, the nominating committee will make recommendations for director membership and review the recommendations with the board of directors, which will decide whether to invite the candidate to be a nominee for election to the board.

For a stockholder to submit a candidate for the board to be considered by the nominating committee, a stockholder must notify Radio One’s Assistant Secretary.  To make a recommendation for director nomination in advance of the 2013 annual meeting of Radio One, a stockholder must have notified Radio One’s Assistant Secretary in writing no later than January 15, 2013, the date that was expected to be approximately 120 days prior to the mailing of the proxy statement for the 2013 annual meeting of stockholders.  Notices should have been sent to:

Assistant Secretary
Radio One, Inc.
1010 Wayne Avenue, 14th Floor
Silver Spring, Maryland 20910

All notices must include all information relating to the stockholder and the proposed nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for elections of directors under the proxy rules of the United States Securities Exchange Commission.

EXECUTIVE OFFICERS

The following table provides certain biographical information about members of the Company's executive officers.

Alfred C. Liggins, III Chief Executive Officer, President and Treasurer Director since 1989 Age: 48
Mr. Liggins has been Chief Executive Officer (“CEO”) of Radio One since 1997 and President since 1989. Mr. Liggins joined Radio One in 1985 as an account manager at WOL-AM. In 1987, he was promoted to General Sales Manager and promoted again in 1988 to General Manager overseeing Radio One’s Washington, DC operations. After becoming President, Mr. Liggins engineered Radio One’s expansion into new markets. Mr. Liggins is a graduate of the Wharton School of Business Executive MBA Program. Mr. Liggins is the son of Ms. Hughes, Radio One’s Chairperson, Secretary and a Director. Over the last 5 years, Mr. Liggins has sat on the boards of directors of numerous organizations including the Apollo Theater Foundation, Reach Media, The Boys & Girls Clubs of America, The Ibiquity Corporation, the National Association of Black Owned Broadcasters and the National Association of Broadcasters. Mr. Liggins’ qualifications to serve as a director include his over 25 years of operational experience with the Company in various capacities, including as the current interim CEO of TV One, and his nationally recognized expertise in the entertainment and media industries.

Peter D. Thompson Executive Vice President and Chief Financial Officer Age: 48
Mr. Thompson has been Chief Financial Officer (“CFO”) of Radio One since February 2008.  Mr. Thompson joined the Company in October 2007, as the Company’s Executive Vice President of Business Development. Prior to his employment with the Company, Mr. Thompson worked on various business development projects for Radio One.  Prior to working with the Company, Mr. Thompson served as a public accountant and spent 13 years at Universal Music in the United Kingdom, including five years serving as CFO.

Linda J. Vilardo Vice President, Assistant Secretary and Chief Administrative Officer Age: 55
Ms. Vilardo has been Vice President and Chief Administrative Officer (“CAO”) of Radio One since November 2004, Assistant Secretary since April 1999, Vice President since February 2001, and was General Counsel from January 1998 to January 2005.  Prior to joining Radio One, Ms. Vilardo was a partner in the Washington, DC office of Davis Wright Tremaine LLP, where she represented Radio One as outside counsel.  From 1992 to 1997, she was a shareholder of Roberts & Eckard, P.C., a firm that she co-founded. Ms. Vilardo is a graduate of Gettysburg College, the National Law Center at George Washington University and the University of Glasgow.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees and meets the requirements of the rules of the SEC and the NASDAQ Stock Market.  The code of ethics is available on our website, www.radio-one.com, or can be obtained without charge by written request to Assistant Secretary, Radio One, Inc., 14th Floor, 1010 Wayne Avenue, Silver Spring, Maryland 20910.  We do not anticipate making material amendments to or waivers from the provisions of the code of ethics.  If we make any material amendments to our code of ethics, or if our board of directors grants any waiver from a provision thereof to our executive officers or directors, we will disclose the nature of such amendment or waiver, the name of the person(s) to whom the waiver was granted and the date of the amendment or waiver in a current report on Form 8-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Radio One’s directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission (“SEC”) reports showing ownership and changes in ownership of our common stock and other equity securities.  On the basis of reports and representations submitted by Radio One’s directors, executive officers, and greater than ten percent owners, we believe that all required Section 16(a) filings for the fiscal year ended December 31, 2012, were timely made.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The first part of the narrative below, entitled “Compensation Policies and Philosophy”, discusses in detail our compensation philosophy and practices.  The second part of the Compensation Discussion and Analysis, entitled “2012 Compensation Actions”, discusses compensation decisions and actions for our named executives that occurred during calendar year 2012. The Company’s compensation committee is appointed by the board of directors and has responsibility for establishing, implementing and monitoring adherence to the Company’s compensation philosophy. The compensation committee oversees the compensation of the Company’s executive officers and determines the compensation of the Chairperson and the CEO.  The compensation committee strives to ensure that the total compensation paid to the Company’s named executive officers is fair, reasonable and competitive and provides an appropriate mix of different compensation elements that find a balance between current versus long-term compensation and cash versus equity incentive compensation.

We are a “controlled company” under the NASDAQ listing rule as more than 50% of our voting power is held by Catherine L. Hughes, our Chairperson of the Board and Secretary, and Alfred C. Liggins, III, our CEO and President.  While we were therefore not subject to NASDAQ rules that would require us to have a compensation committee composed solely of independent directors, during the year ended December 31, 2012, all of the members of the compensation committee were independent directors.  Throughout this discussion, we refer to the individuals who served during calendar year 2012 as the Company’s Chairperson, CEO, Chief Financial Officer (“CFO”) and Chief Administrative Officer (“CAO”), as the Company’s “named executive officers.”

Compensation Policies and Philosophy

The overall objective of our compensation plan is to attract, motivate, retain and reward the top-quality management that we need in order to operate successfully and meet our strategic objectives, including our diversification into a broader multi-media company.  To achieve this, we aim to provide a compensation package that is competitive in the markets and industries in which we compete for talent that provides rewards for achieving financial, operational and strategic performance goals and aligns executives’ financial interests with those of our shareholders.

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

Our compensation packages also take into account the economic and general business conditions at the time in which compensation decisions are made.  While we may adjust and refine our compensation packages as operating conditions change, we believe it is important to maintain consistency in our compensation philosophy and approach.  We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation of our stock price, particularly in periods of industry transformation and/or general economic volatility.  Management and the compensation committee are aware of the impact that industry transformation and the general economic volatility has had on the Company’s stock price, but the compensation committee intends to continue to reward management performance based on its belief that over time strong operating performance, including performance in diversifying the Company’s multi-media platform will be reflected through stock price appreciation.   In the context of industry decline, the compensation committee also believes that performance as measured against the industry in general and relative to the markets in which we operate should be given consideration.  That said, we believe that it is appropriate for certain components of compensation to decline and/or for management to share in corporate-wide financial sacrifice in challenging operating environments and during periods of economic stress and reduced earnings.

Process

The compensation committee meets periodically throughout the year as needed.  In addition, members of the compensation committee discuss compensation matters with our CEO and CFO and among themselves informally outside of meetings.  The CEO may make recommendations to the compensation committee concerning the amount and form of compensation to all named executive officers.  In establishing the compensation levels for Radio One’s Chairperson and CEO in connection with their 2008 employment agreements (the Chairperson’s and CEO’s 2008 employment agreements are hereinafter together referred to as the “2008 Employment Agreements” and each a “2008 Employment Agreement”), the compensation committee itself engaged the services of Pearl Meyers & Partners, LLC (“Pearl Meyers”), a nationally recognized compensation consultant, and outside counsel to ensure compliance with its fiduciary duties. In connection with the 2008 Employment Agreements, the compensation committee used its compensation consultant to provide advice in the development and evaluation of compensation and the compensation committee’s determinations of the Chairperson’s and CEO’s compensation awards. The outside consultant, however, is not consulted by the compensation committee on all executive compensation issues or all aspects of any particular issue, but is used as the compensation committee deems appropriate.

The compensation committee uses judgment and discretion rather than relying solely on formulaic results. The compensation committee considers a number of qualitative and quantitative factors, including the competitive market for executives, the level and types of compensation paid to executive officers in similar positions by comparable companies, performance in the context of the economic environment relative to other companies, vision and ability to create further growth, the ability to lead others and an evaluation of Radio One’s financial and operational performance.  We review the compensation paid to executives at other radio broadcasting companies as a reference point for determining the competitiveness of our executive compensation and to determine a competitive range of compensation observed in the marketplace.  Generally speaking, our peer group of radio broadcasting companies includes Citadel Broadcasting Corporation, Emmis Communications Corp., Entercom Communications Corp. and Saga Communications, Inc. The major compensation elements that may be examined in that analysis could include: base salary; actual total cash compensation (base salary plus annual bonus); and total direct compensation (base salary plus annual bonus plus the expected value of long-term incentives). In addition, given the diversity of our business, the compensation committee may review the compensation practices at companies with which it competes for talent, including television, cable, film, online, software and other publicly held businesses with a scope and complexity similar to ours.  However, the compensation committee does not attempt to benchmark or set each compensation element for its named executive officers within a particular range or percentile related to levels provided by industry peers.  Rather, the compensation committee uses market comparisons as one factor in making compensation decisions and to understand current compensation trends and practices in the marketplace. Other factors considered when making individual executive compensation decisions include individual contribution and performance, reporting structure, internal pay relationships, complexity and importance of roles and responsibilities, leadership and growth potential.

Finally, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, on June 5, 2012, the Company conducted “say-on-pay” advisory voting with respect to its fiscal year 2011 executive compensation, including potential bonus compensation although none was paid to the named executive officers for the fiscal year ended December 31, 2011.  The results of the voting were 29,135,476 votes approving fiscal year 2011 executive compensation, 178,237 votes against, 2,481 abstentions, and 1,698,074 non-votes.  It was further determined by the voting that advisory votes on executive compensation would be held every three years.  The results of the voting were 28,808,782 votes for a vote every three years, 13,990 votes for a vote for every two years, 472,786 votes for a vote for every one year, with 20,363 abstentions, and 1,698,861 non-votes.   Thus, as a part of the compensation review process, the Company will conduct an advisory vote with respect to executive compensation every three years (with the next vote occurring in 2015) and the compensation committee will consider the results of such voting as it reviews and sets executive compensation.

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

The compensation committee believes that this three-part approach is consistent with programs adopted by similarly situated companies, allows us to stay competitive in our industry and best serves the interests of our stockholders by linking significant components of executive compensation to company performance.  The approach enables us to meet the requirements of the competitive environment in which we operate, while ensuring that named executive officers are compensated in a manner that advances both the short and long-term interests of our stockholders.  Under this approach, compensation for our named executive officers involves a high proportion of pay that is “at risk”, namely, the annual bonus and the value of stock options and restricted stock units.  Stock options and/or restricted stock units relate a significant portion of each named executive officer’s long-term remuneration directly to the stock price appreciation realized by our stockholders.

Base salary.  Our objective with respect to base salary is to pay our executives compensation that is competitive in the marketplace and reflects the level of responsibility and performance of the executive, the executive’s experience and tenure, the scope and complexity of the position, the compensation of the executive compared to the compensation of our other key salaried employees, the compensation paid for comparable positions by other media companies, and the performance of our Company.

Non-Equity Incentive Plan Compensation. Our executives are eligible to receive an annual bonus intended to provide financial incentives for performance and to align the goals and performance of the executive to our overall objectives.  The compensation committee has significant flexibility in awarding bonuses.  The compensation committee may consider, among other things, year-to-year revenue growth compared to that of the radio industry in general or the markets in which we operate, operating performance across our multi-media platform, including Interactive One and TV One, versus our business plan, acquisitions and divestitures, employee retention, sales and operating initiatives, and stock price performance compared to the industry peer group.  Bonus recommendations for named executive officers other than the CEO are proposed by the CEO, reviewed, revised when appropriate, and approved by the compensation committee.  The compensation committee establishes the bonus level for the CEO and Chairperson.

Long-term Incentives.  We believe that equity ownership by Company executives provides incentive to build stockholder value, aligns the interests of the executives with the interests of stockholders and serves as motivation for long-term performance.  The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, align the interests of the named executive with those of our shareholders and to retain key employees. We believe that providing grants of stock options and/or restricted stock shares effectively focuses the named executives on delivering long-term value to our shareholders because options only have value to the extent the price of our stock on the date of exercise exceeds the stock price on the grant date, and shares of restricted stock reward and retain the named executive officer by offering them the opportunity to receive shares of stock on the date the restrictions lapse so long as they continue to be employed by the Company.   Until May 5, 2009, stock awards were made pursuant to the Radio One Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan, which was approved by our stockholders (as amended, the “1999 Stock Plan”).  The 1999 Stock Plan expired by its terms on May 5, 2009.  At our 2009 annual stockholders meeting held December 16, 2009, our stockholders adopted the Radio One 2009 Stock Option and Restricted Stock Grant Plan (the “2009 Stock Plan”).

Under the 2009 Stock Plan, the compensation committee can award stock options or grant restricted stock to any executive officer or other eligible participants under the plan, on its own initiative or at the recommendation of management.   The compensation committee determines the number of incentive awards granted to our named executive officers on an individual, discretionary basis.  The level of long-term incentive compensation generally is determined with consideration given to total compensation provided to named executive officers, publicly available market data on total compensation packages, the value of long-term incentive grants at peer companies, total stockholder return, stockholder dilution and input from the CEO.   In accordance with our Stock Plan Administration Procedures, as approved by the compensation committee, the grant date and pricing date for awards approved by the compensation committee to named executive officers (other than a company-wide grant) is the next monthly grant date immediately following the meeting of the compensation committee at which the awards were approved.  Under our Stock Plan Administration Procedures, monthly grant dates are generally defined as the fifth day of each month, or the next NASDAQ trading day in the event the fifth day is not a business day.  For example, if the compensation committee approved an award at any time between January 5, 2013 and February 4, 2013, the applicable monthly grant date would have been February 5, 2013, and, thus, the grant date and pricing date would have been February 5, 2013.  If the compensation committee approved an award at any time between February 5, 2013 and March 4, 2013, the applicable monthly grant date would have been March 5, 2013, and, thus, the grant date and pricing date would have been March 5, 2013.  However, it is also our practice in granting options or stock awards to wait for the release of any material non-public information and settlement of that information in the marketplace.  Thus, for example, if the compensation committee approved an award at any time between January 5, 2013, and February 4, 2013, and, it was determined that material non-public information existed, the grant date for the awards would have been delayed until March 5, 2013, assuming the information in question was communicated to the marketplace prior to such date.

When authorized by the compensation committee to do so, the CEO or CFO may make stock option awards or restricted stock grants to new hires, contractors or consultants and to existing employees on promotion or other change in employee status, in accordance with the compensation committee’s delegation of authority.  Historically, we have utilized stock options as our primary means of providing long-term incentive compensation. Statement of Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” sets forth accounting requirements for share-based compensation to employees using a fair-value based method.

    2012 Compensation Actions

    Named Executive Officer Base Compensation and Long-term Incentive Compensation

    The base compensation of each of the named executives remained unchanged from 2011 in the year ended December 31, 2012.  Further, no long term incentive compensation was granted with respect to any of the named executive officers in 2012.

    2012 Non-Equity Incentive Plan Compensation

    This cash-based element of compensation provides executives an incentive and a reward for achieving meaningful near-term performance objectives. The compensation committee believes that it is important for the Company to meet its performance goals in order to pay cash bonuses to the named executive officers as a group, but that it is also important to retain flexibility to allocate the bonus pool among individuals.  What follows below is a discussion of the considerations for the 2012 non-equity incentive plan compensation (the “2012 Executive Bonuses”).

    2012 Individual Performance Criteria

Our CEO provides input into the compensation discussion and makes recommendations to the compensation committee for annual compensation changes and bonuses for the named executive officers and the appropriateness of additional long-term incentive compensation. The CEO considers each executive officer’s performance during the year, including accomplishments, areas of strength, and areas for development. The CEO bases his evaluation on his knowledge of each executive officer’s performance. The CEO also reviews comparable compensation data and makes a recommendation to the committee on base salary, performance-based annual bonus, and equity awards for each executive officer.  The Company’s Vice President of Human Resources may be asked to review the market compensation data to assist with compensation recommendations.  The compensation committee took action two times with respect to 2012 Executive Bonuses.  First, on December 19, 2012, the compensation committee awarded cash bonuses to the CFO and CAO while deferring bonus determinations for the Founder and CEO.  On March 5, 2013, the compensation committee awarded cash bonuses to the CEO and the Chairperson for the year ended December 31, 2012.  In making 2012 Executive Bonus decisions with respect to the bonus awards for the CFO and CAO, the compensation committee exercised its discretion.  In exercising their discretion with respect to the CFO and CAO awards, the compensation committee considered a number of factors concerning the performance of the Company as more fully described in the Section below titled “2012 Executive Bonus Considerations”.  In making 2012 annual bonus decisions with respect to the Chairperson and CEO, the compensation committee considered the applicable performance criteria as set forth in the Chairperson’s and CEO’s 2008 Employment Agreements.  However, given that the 2008 Employment Agreements had an initial three year term expiring April 15, 2011, and had not been updated, the compensation committee also exercised discretion to reflect a number of factors not contemplated by the 2008 Employment Agreements.  The 2008 Employment Agreement Performance Criteria and Additional Considerations for each of the Chairperson and CEO are set forth below.

Performance Criteria for Chairperson and CEO

Performance Criteria for the Chairperson.  The Chairperson’s 2008 Employment Agreement provided for an annual cash bonus payable at the discretion of the board up to a maximum of $250,000.  Under the terms of her 2008 Employment Agreement, in exercising its discretion whether or not to pay the Chairperson such bonus, the compensation committee generally considered the Company’s overall performance for a given fiscal year and the Chairperson’s contributions to the success of the Company.  In addition to the Chairperson’s strategic leadership, guidance, and promotion of the Company, throughout 2012 the Chairperson was actively involved in the sales activities of One Solution, the Company’s national sales platform.  The compensation committee determined that the Chairperson was an integral part of the One Solution sales team and her efforts resulted in significant advertising commitments and revenue generation.  As such, the compensation committee concluded that the Chairperson’s annual discretionary cash bonus amount should be increased to a maximum of $500,000 for the year ended December 31, 2012.

Performance Criteria for the CEO.   The compensation committee establishes the bonus level for the CEO.  Under the terms of his 2008 Employment Agreement, the CEO’s bonus award could not in the aggregate exceed his annual base salary or $980,000.  Under the 2008 Employment Agreement, the CEO’s bonus award had two components. The first component, equaling 50% of the award (or approximately $500,000), was based on the achievement of pre-established individual and Company performance goals, as determined by the compensation committee in consultation with the CEO (the “Performance Goals Portion”).  For calendar year 2012, the elements and allocations of the Performance Goals Portion were unchanged from prior years as follows: (i) Company consolidated performance as measured by performance against each of budgeted revenue, expenses and cash flow - allocation equaled 15% (5% per measure) or maximum payout of $75,000; (ii) radio market performance against the top half of publicly reporting radio companies - allocation equaled 15% or maximum payout of $75,000; (iii) balance sheet management measured by compliance with bank covenants, resource allocation, asset dispositions, stock buy backs and debt retirement - allocation equaled 20% or maximum payout of $100,000; (iv) TV One performance measured by performance against budgeted revenue and achievement of budgeted EBITDA allocation equaled 25% (12.25% per measure) or maximum payout of $125,000; and (v) interactive group performance measured by performance against budgeted revenue, expenses and cash flow - allocation equaled 25% (8.33% per measure) or maximum payout of $125,000.   The second component, equaling the balance of the award, was determinable at the discretion of the compensation committee.  Under the 2008 Employment Agreement, in determining the amount of the discretionary portion of the CEO’s bonus, the compensation committee was permitted to consider factors such as “over-performance” versus all or any one of the pre-established individual and Company performance goals under the Performance Goals Portion of the bonus.  Since the 2008 Employment Agreement, the CEO has taken on additional responsibilities not contemplated by the 2008 Employment Agreement. Specifically, since the March 2012 departure of the Company’s President – Radio Division of the Company, the CEO has assumed the responsibilities associated with that position.  Further, since the November 2012 departure of TV One’s chief executive officer, the CEO has assumed the responsibilities of overseeing the day to day operations of TV One as well.  Given the CEO’s assumption of such significant additional duties, the compensation committee felt it appropriate to increase the maximum amount payable under the discretionary portion of the CEO’s bonus to $1,000,000.

    2012 Executive Bonus Considerations

In making final 2012 performance-based annual bonus decisions, the compensation committee considered named executive officer performance against the applicable performance criteria.  In exercising its discretion with respect of the CFO and CAO (based upon preliminary data available at the time) and in considering the above-described performance criteria for the Chairperson and CEO, the compensation committee made the following observations:

(i)        The compensation committee considered the radio division’s 2012 operating performance versus our 2012 business plan.  In this regard, the compensation committee noted that the radio division had met its EBITDA plan for the calendar year-ended December 31, 2012.

(ii)        The compensation committee considered that for fourth quarter 2012 core radio revenues were up by 11.0% and the Company outperformed the markets in which it operates by 820 basis points leading to revenues being up 7.0% for calendar year 2012 versus a 0.9% increase in revenues in the markets in which the Company operates.

(iii)        The compensation committee considered that on December 19, 2012, the Company closed upon an amendment to its senior credit facility providing the Company with further operational flexibility given uncertainty in the macroeconomic environment.  Further, the compensation committee considered the Company’s compliance with the financial covenants contained in its credit facility.  In noting the Company’s covenant compliance, the compensation committee also noted that the Company elected to take less than the maximum possible dividends from TV One throughout the year ended December 31, 2012, and to defer those dividend receipts to future periods as a management tool to ensure covenant headroom in future periods.

(iv)        With respect to the performance of TV One, the compensation committee noted that TV One’s revenues were up 8% and the division’s EBITDA increased to approximately $40 million.

(v)        With respect to the performance of Interactive One, the compensation committee noted that our internet business generated approximately $19.9 million in net revenue for the year ended December 31, 2012, compared to approximately $17.5 million during the same period in 2010, an increase of 13.7%.  However, the compensation committee also noted that the internet business underperformed with respect to budgeted revenue and EBITDA goals.

With respect to the discretionary portion of the CEO’s 2012 bonus, the compensation committee considered a number of other factors, including but not limited to: (i) the Company’s significant over-performance versus the markets in its core radio division; (ii) the sale of the assets of one of its Columbus, Ohio radio stations, WJKR-FM (The Jack, 98.9 FM); (iii) the Company’s purchase of additional shares of Reach Media, Inc. (“Reach Media”) in December 2012 increasing the Company’s ownership in Reach Media from approximately 53% to 80%; (iv) the Company’s restructuring of its syndication programming network to more effectively leverage its corporate sales team; (v) the Company’s successful LMAs in the Detroit and Charlotte markets, each leading to enhanced revenue generation in those markets; (vi) the Company’s continued successes in cost containment efforts, including cost reductions associated with the CEO’s assumption of additional duties; and (vii) the Company’s successes in making certain operational personnel adjustments and new hires.  With these factors in mind, the compensation committee awarded 2012 Executive Bonuses as follows: (i) each of the CFO and CAO were awarded a cash bonus in the amount of $250,000; (ii) the Chairperson was awarded a cash bonus of $500,000; and (iii) the CEO was awarded a cash bonus of $1,500,000.

Post-Termination and Change in Control Benefits

Under the terms of her employment agreement, upon termination without cause or for good reason within two years following a change of control, Ms. Hughes will receive an amount equal to three times the sum of (1) her annual base salary and (2) the average of her last three annual incentive bonus payments, in a cash lump sum within five days of such termination, a pro-rated annual bonus for the year of termination, and continued welfare benefits for three years, subject to all applicable federal, state and local deductions. Similarly, under the terms of his employment agreement, upon termination without cause or for good reason within two years following a change of control, Mr. Liggins will receive an amount equal to three times the sum of (1) his annual base salary and (2) the average of his last three annual incentive bonus payments, in a cash lump sum within five days of such termination, a pro-rated annual bonus for the year of termination, and continued welfare benefits for three years, subject to all applicable federal, state and local deductions.

Please see the table, titled “Potential Payments upon Termination or Change in Control” on page 18 of this Form 10-K/A for quantitative information about the payments that might occur upon various termination events.

Under Ms. Hughes and Mr. Liggins employment agreements the terms “cause” and “good reason” are defined generally as follows:

“Cause” means (i) the commission by the executive of a felony, fraud, embezzlement or an act of serious, criminal moral turpitude which, in case of any of the foregoing, in the good faith judgment of the Board, is likely to cause material harm to the business of the Company and the Company affiliates, taken as a whole,  provided , that in the absence of a conviction or plea of  nolo contendere, the Company will have the burden of proving the commission of such act by clear and convincing evidence, (ii) the commission of an act by the executive constituting material financial dishonesty against the Company or any Company affiliate,  provided, that in the absence of a conviction or plea of nolo contendere, the Company will have the burden of proving the commission of such act by a preponderance of the evidence, (iii) the repeated refusal by the executive to use his reasonable and diligent efforts to follow the lawful and reasonable directives  of the Board, or (iv) the executive’s willful gross neglect in carrying out his material duties and responsibilities under the agreement, provided, that unless the Board reasonably determines that a breach described in clause (iii) or (iv) is not curable, the executive will, be given written notice of such breach and will be given an opportunity to cure such breach to the reasonable satisfaction of the Board within thirty (30) days of receipt of such written notice.

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

Deferred Compensation.  We have a deferred compensation plan that allows Catherine L. Hughes, our Chairperson, to defer compensation on a voluntary, non-tax qualified basis. Under the plan in effect during each of 2011 and 2012, Ms. Hughes deferred $24,000 of her base salary (and no amounts of bonus) until death, disability, retirement or termination.  The amount owed to her as deferred compensation is an unfunded and unsecured general obligation of our Company.  Deferred amounts accrue interest based upon the return earned on an investment account with a designated brokerage firm established by Radio One. All deferred amounts are payable in a lump sum 30 days after the date of the event causing the distribution to be paid.  No named executive officer earns above-market or preferential earnings on nonqualified deferred compensation.

Other Perquisites.  We provide few perquisites to our named executive officers. Currently, we provide or reimburse executives for a company automobile, driver and various administrative services including a financial manager and a personal assistant.

We have set forth the incremental cost of providing these benefits and perquisites to our named executives in the 2012 Summary Compensation Table in the “All Other Compensation” column.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes limitations upon the federal income tax deductibility of compensation paid to certain named executive officers. On May 28, 2008, the Internal Revenue Service issued Notice 2008-4, which defines the group of named executive officers who are considered covered employees for purposes of Section 162(m) of the Internal Revenue Code. The Notice specifically excludes the chief financial officer from coverage under Section 162(m) and provides that the only individuals who will be considered covered employees are the chief executive officer and the three highest compensated officers (other than the chief executive officer or chief financial officer). Previously, the chief executive officer and the four other highest compensated officers were subject to Section 162(m), and the chief financial officer was not automatically excluded. Under the 162(m) limitations, we may deduct up to $1,000,000 of compensation for such executive officer in any one year or may deduct all compensation, even if over $1,000,000, if we meet certain specified conditions (such as certain performance-based compensation that has been approved by stockholders). As the net cost of compensation, including its deductibility, is weighed by the compensation committee against many factors in determining executive compensation, the compensation committee may determine that it is appropriate and in Radio One’s best interest to authorize compensation that is not deductible, whether by reason of Section 162(m) or otherwise.

EXECUTIVE COMPENSATION

The following table sets forth the total compensation for each of our named executive officers, for the years ended December 31, 2012, 2011 and 2010:

Name and Principal Position	Year	Salary $	Bonus (1) $	Stock Awards (2) $	Option Awards (2) $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $		Total $

Catherine L. Hughes – Chairperson	2012	726,000	500,000	0	0	0	24,000	44,562	(3)	1,294,562
	2011	726,000	180,796	496,991	49,068	0	24,000	39,975	(3)	1,516,830
	2010	744,688	315,000	551,196	129,624	0	24,000	32,779	(3)	1,797,287
Alfred C. Liggins, III – CEO	2012	980,000	1,500,000	0	0	0	0	64,761	(4)	2,544,761
	2011	980,000	447,735	1,621,053	100,076	0	0	120,754	(4)	3,269,618
	2010	959,992	1,150,000	1,743,321	264,374	0	0	79,673	(4)	4,197,360
Peter D. Thompson - CFO	2012	550,000	250,000	0	0	0	0	0		800,000
	2011	522,689	254,483	361,139	4,384	0	0	0		1,142,695
	2010	404,043	175,000	395,772	18,375	0	0	0		993,190
Linda J. Vilardo - CAO	2012	550,000	250,000	0	0	0	0	0		800,000
	2011	531,977	59,640	352,728	0	0	0	0		944,345
	2010	440,409	200,000	360,522	0	0	0	0		1,000,931

(1)	Reflects purely discretionary bonuses. These amounts were paid in the year subsequent to being awarded except for the CFO's and CAO's 2012 bonuses.

(2)
The dollar amount recognized for financial statement purposes in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” for the fair value of options and restricted stock granted.  These values are based on assumptions described in Note 13 to the Company’s audited consolidated financial statements included elsewhere in Form 10-K.

(3)
For 2012, 2011 and 2010, for company automobile provided to Ms. Hughes and financial services and administrative support in the amounts of $7,046, $4,496 and $3,278 and $37,516, $35,479 and $29,501, respectively.

(4)	For 2012, 2011 and 2010, for financial services and administrative support provided to Mr. Liggins in the amounts of $64,761, $120,754, $79,673, respectively.

There were no grants of plan-based awards during the year ended December 31, 2012 to executive officers.   Further, there were no shares of stock or stock options that vested during the year ended December 31, 2012

The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2012. There were no option exercises during 2010, 2011 and 2012 by the named executive officers.  No restricted stock awards and option grants were made in 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
	Class A	Class D	Class D	Class A or D			Class D	Class D	Class D	Class D
Catherine L. Hughes (1)	0	600,000	0	0	1.41	6/5/2018	0	0	0	0

Alfred C. Liggins, III (2)	0	1,500,000	0	0	14.80	8/10/2014	0	0	0	0
	0	1,150,000	0	0	1.41	6/5/2018	0	0	0	0

Peter D. Thompson (3)	0	75,000	0	0	1.41	6/5/2018	0	0	0	0

Linda J. Vilardo	0	0	0	0	—	—	0	0	0	0

(1)           200,000 options vested on April 15, 2011; 50,000 shares vested on April 15, 2011, 100,000 shares vested on May 29, 2011, and 100,000 shares vested November 19, 2011.  The Chairperson was awarded 300,000 restricted shares of Class D common stock on January 5, 2010.

(2)           383,333 options vested on April 15, 2011; 100,000 shares vested on April 15, 2011, 333,333 shares vested on May 29, 2011, and 333,333 shares vested on November 19, 2011.  The CEO was awarded 1,000,000 restricted shares of Class D common stock on January 5, 2010.

(3)           25,000 options vested on February 19, 2011, 25,000 shares vested on February 19, 2011, 75,000 shares vested on May 29, 2011, and 75,000 shares vested on November 19, 2011.  The CFO was awarded 225,000 restricted shares of Class D common stock on January 5, 2010.

The following table sets forth non-qualified deferred compensation for our named executive officers in fiscal 2012.

Non-Qualified Deferred Compensation — 2012
Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End

Catherine L. Hughes	$24,000	$—	$41	$—	$422,024
Alfred C. Liggins, III	—	—	—	—	—
Peter D. Thompson	—	—	—	—	—
Linda J. Vilardo	—	—	—	—	—

The following table shows the potential payments to Ms. Hughes, Mr. Liggins, and Mr. Thompson upon termination or change in control under their respective employment agreements. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2012, and (ii) the payments are based upon the terms of the employment agreement which was in effect on December 31, 2012.

Potential Payments upon Termination or Change of Control

	Resignation of Officer Upon Change in Control		Termination w/o Cause or Upon Change of Control or Resignation for Good Reason	Termination for Cause or Resignation w/o Good Reason, Death or Disability
Executive Benefits and Payments Upon Termination for Catherine L. Hughes
Base Salary/Severance		$2,250,000	$750,000	n/a
Medical, Dental and Vision		n/a	6,900	n/a
Unvested Portion of Stock Awards		0	0	n/a
Deferred Compensation		422,024	$422,024	422,024
Total		$2,672,024	$1,178,924	$422,024
Executive Benefits and Payments Upon Termination for Alfred C. Liggins
Base Salary/Severance		$2,940,000	$980,000	n/a
Medical, Dental and Vision		n/a	11,100	n/a
Unvested Portion of Stock Awards		0	0	n/a
Total		$2,940,000	$991,100
Executive Benefits and Payments Upon Termination for Peter D. Thompson
Base Salary/Severance	$	n/a	$93,750	n/a
Medical, Dental and Vision		n/a	n/a	n/a
Unvested Portion of Stock Awards		0	0	n/a
Total		$0	$93,750

Directors’ Fees

Our non-employee directors each typically receive an annual retainer of $20,000 which is paid in equal installments on a quarterly basis.  In addition, they receive $1,000 for each board meeting attended, and are reimbursed for all out-of-pocket expenses related to meetings attended.  Non-employee directors serving as chairperson of a committee of the board of directors receive an extra $10,000 per annum.  However, in 2012, the non-employee directors were paid an an additional amount for services provided during 2011.  During 2011, no non-employee director was paid any cash retainers due to a weak economy and the corresponding effects on the Company's operations.  Pursuant to the Company’s Policy for Granting Stock Options and Restricted Stock Awards, as adopted by the compensation committee, on an annual basis on the grant date immediately after each annual stockholders’ meeting, each non-employee director also receives an award of stock options in an amount as determined by the compensation committee (the “Non-Employee Director Annual Award”).  The grant date for the Non-Employee Director Annual Award is the fifth day of the month following the date of the annual stockholder meeting.  If the compensation committee does not make a determination as to the size of the Non-Employee Director Annual Award, each non-employee director automatically receives an award of options to purchase that number of shares that would have a fair market value of $25,000 on the grant date (the “Automatic Non-Employee Director Award”).  Under this policy, for 2012, each of our non-officer directors received an Automatic Non-Employee Director Award of options to purchase 30,120 shares of Class D common stock on September 5, 2012.  However, the Non-Employee Director Annual Award date was delayed until September 5, 2012, in keeping with our practice in granting options or stock awards to wait for the release of any material non-public information and settlement of that information in the marketplace.   The number of shares was determined by dividing $0.83, the closing share price of our Class D common stock on September 5, 2012, into $25,000. Our officers who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Radio One.

2012 Director Compensation
Name	Fees Earned or Paid in Cash $ (1)	Option Awards $ (1)(2)	Total $

Terry L. Jones (3)	66,000	22,263	88,263

Brian W. McNeill (3)	60,000	22,263	82,263

Dennis A. Miller (4)	40,000	15,372	55,372

D. Geoffrey Armstrong (3)	81,000	22,263	103,263

Ronald E. Blaylock (3)	47,000	22,263	69,263

(1)	The dollar amount recognized for financial statement reporting purposes in 2012 in accordance with ASC 718 and includes cash retainers for services in 2011 (see discussion above).
(2)
On June 29, 2010, each non-employee director was awarded options to purchase 22,935 shares of Class D common stock. The option award grant date was January 5, 2011. The number of shares was determined by dividing $1.09, the closing price closing price of our Class D common stock on January 5, 2011, into $25,000. On June 6, 2011 each non-employee director was awarded options to purchase 13,369 shares of Class D common stock.  The number of shares was determined by dividing $1.87, the closing share price of our Class D common stock on June 6, 2011, into $25,000.  On September 5, 2012 each non-employee director was awarded options to purchase 30,120 shares of Class D common stock.  The number of shares was determined by dividing $0.83, the closing share price of our Class D common stock on September 5, 2012, into $25,000.

(3)	68,768 options outstanding in the aggregate as of December 31, 2012.

(4)	6,684 options outstanding in the aggregate as of December 31, 2012.

Employment Agreements

Chairperson. Catherine L. Hughes, our founder, serves as our Chairperson of the board of directors and Secretary. The initial term of Ms. Hughes' employment agreement dated April 12, 2008 ran through April 15, 2011. However, the agreement extends automatically for additional one (1) year periods, unless either party provides written notice of its/her intention not to renew at least sixty (60) days before the expiration of the initial or any renewal term, as applicable. The agreement provides for an annual base salary of $750,000 that may be increased at the discretion of the board. However, the Chairperson’s base salary has remained at $750,000 since 2008. The employment agreement also provides for an annual cash bonus at the discretion of the board up to a maximum of $250,000. However, as noted above, for the year ended December 31, 2012, the compensation committee increased the maximum amount of her annual cash bonus to $500,000. Ms. Hughes is also entitled to receive a pro-rata portion of her bonus upon termination due to death or disability. Ms. Hughes also receives standard retirement, welfare and fringe benefits, as well as vehicle and wireless communication allowances and financial manager services.

President and Chief Executive Officer. Alfred C. Liggins, III is employed as our President and CEO and is a member of the board of directors. The initial term of Mr. Liggins’ employment agreement dated April 12, 2008, ran through April 15, 2011. However, the agreement extends automatically for additional one (1) year periods, unless either party provides written notice of its/his intention not to renew at least sixty (60) days before the expiration of the initial or any renewal term, as applicable. Mr. Liggins receives a base salary of $980,000 which is subject to an annual increase at the discretion of the board of directors. However, the CEO’s base salary has remained at $980,000 since 2008. Mr. Liggins’ 2008 Employment Agreement also provided for a bonus award up to an amount equal to his base salary and comprised of two components. The first component, equaling 50% of the award, is based on the achievement of pre-established individual and Company performance goals, as determined by the compensation committee in consultation with Mr. Liggins. The second component, equaling the balance of the award, is determined at the discretion of the compensation committee. However, as noted above, for the year ended December 31, 2012, the compensation committee increased the maximum amount of the discretionary portion of the CEO’s bonus award to $1,000,000 for an aggregate bonus amount of $1,500,000. Mr. Liggins is also entitled to receive a pro-rata portion of his bonus upon termination due to death or disability. A discussion of the elements and allocations of the CEO's performance based bonus for fiscal year 2012 is included above in the Section titled “2012 Non-Equity Incentive Plan Compensation”.

In recognition of his contributions in founding TV One on behalf of the Company, Mr. Liggins is also eligible to receive an amount equal to 8% of any dividends paid in respect of the Company’s investment in TV One and 8% of the proceeds of the Company’s investment in TV One (the “TV One Award”). In both events, the Company’s obligation to pay any portion of the TV One Award is only triggered after the Company’s recovery of the full amount of its cumulative capital contributions to TV One. Mr. Liggins will only receive the TV One Award upon actual cash distributions or distributions of marketable securities. Mr. Liggins’ rights to the TV One Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the end of the term (including any renewal term) of his employment agreement. Mr. Liggins also receives standard retirement, welfare and fringe benefits, as well as vehicle and wireless communication allowances and a personal assistant and financial manager services.

Chief Financial Officer. On March 3, 2011, the Company and Mr. Thompson, who was then serving as Executive Vice President and CFO pursuant to an employment agreement dated February 2008 entered into another employment agreement effective through November 12, 2013. The employment agreement provides that on or about each anniversary date of the agreement, the Company will review the CFO’s base compensation and determine whether the CFO will be eligible for an increase in base compensation. The agreement also provided for an annual discretionary cash bonus in an amount not to exceed $200,000. In exercising its discretion with respect to 2012 bonuses, the compensation committee increased this amount to $250,000 at the recommendation of the CEO. Mr. Thompson is also entitled to receive a pro-rata portion of his bonus upon termination due to death or disability. A discussion of the element and allocations of the CFO's performance based bonus for fiscal year 2012 is included above in the Section titled “2012 Non-Equity Incentive Plan Compensation”. Mr. Thompson also receives standard retirement, welfare and fringe benefits, as well as a vehicle allowance.

Chief Administrative Officer. Linda J. Vilardo is employed as CAO, Vice President and Assistant Secretary of the Company. Ms. Vilardo's employment agreement with the Company expired on October 31, 2008, and Ms. Vilardo is now employed by the Company as an “at-will” employee. Ms. Vilardo is entitled to participate in all employee benefit programs generally offered to the Company's employees. Ms. Vilardo received a discretionary bonus in the amount of $250,000 for the year ended December 31, 2012. Ms. Vilardo also receives standard retirement, welfare and fringe benefits.

401(k) Plan

We adopted a defined contribution 401(k) savings and retirement plan effective October 1, 1994. In each of 2010, 2011 and 2012, participants could contribute up to $16,500, $16,500 and $17,000, respectively, of their gross compensation, subject to certain limitations. Employees age 50 or older could make an additional catch-up contribution of up to $5,500. The Company currently does not offer any matching component with respect to its 401(k) savings and retirement plan.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2013 by:

•	each person (or group of affiliated persons) known by us to be the beneficial owner of more than five percent of any class of common stock;
•	each of the current executive officers named in the Summary Compensation Table;
•	each of our directors and nominees for director; and
•	all of our directors and executive officers as a group.

    In the case of persons other than our executive officers, directors and nominees, such information is based solely upon a review of the latest schedules 13D or 13G, as amended.  Each individual stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted.  Information with respect to the beneficial ownership of the shares has been provided by the stockholders.  The number of shares of stock includes all shares that may be acquired within 60 days of April 12, 2013.

	Common Stock
	Class A		Class B		Class C		Class D
	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Economic Interest	Voting Interest

Catherine L. Hughes (1)(2)(3)(4)(6)	1,000	*	851,536	29.8%	1,579,674	50.6%	5,036,498	12.5%	15.2%	27.2%
Alfred C. Liggins, III (1)(3)(4)(5)(6)	574,909	21.2%	2,010,307	70.2%	1,541,374	49.4%	10,588,340	26.3%	30.0%	66.0%

Linda J. Vilardo	1,000	*					121,860	*	*	*
Terry L. Jones (7)	49,557	1.8%					720,362	1.8%	1.8%	*
Brian W. McNeill (8)	26,434	1.0%					908,355	2.3%	2.2%	*
D. Geoffrey Armstrong (9)	10,000	*					224,650	*	*	*
Ronald E. Blaylock (10)							96,920	*	*	0.00%
Dennis A. Miller (11)							13,369	*	*	0.00%
Peter D. Thompson (12)							196,556	*	*	0.00%
Blue Mountain Capital Management, LLC (13)							4,173,675	10.4%	9.7%	0.00%
Dimensional Fund Advisors, L.P. (14)							3,404,303	8.4%	7.9%	0.00%

All Directors and Named Executives as a group (9 persons)	662,900	24.5%	2,861,843	100.0%	3,121,048	100.0%	17,906,910	44.4%

*	Less than 1%.

(1)
Includes 31,211 shares of Class C common stock and 62,997 shares of Class D common stock held by Hughes-Liggins & Company, L.L.C., the members of which are the Catherine L. Hughes Revocable Trust, dated March 2, 1999, of which Ms. Hughes is the trustee and sole beneficiary (the “Hughes Revocable Trust”), and the Alfred C. Liggins, III Revocable Trust, dated March 2, 1999, of which Mr. Liggins is the trustee and sole beneficiary (the “Liggins Revocable Trust”).  The address of Ms. Hughes and Mr. Liggins is 1010 Wayne Avenue, Silver Spring, Maryland 20910.

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

(3)	The shares of Class A common stock and Class B common stock are subject to a voting agreement between Ms. Hughes and Mr. Liggins with respect to the election of Radio One’s directors.

(4)	As of April 12, 2013 the combined economic and voting interests of Ms. Hughes and Mr. Liggins were 45.2% and 93.2%, respectively.

(5)
The shares of Class B common stock, 605,313 shares of Class C common stock, and 5,611,565 shares of Class D common stock are held by the Liggins Revocable Trust. In addition, and 920,456 shares of Class C common stock are held by the Alfred C. Liggins, III Dynastic Trust dated March 2, 1999, of which Mr. Liggins is the trustee and sole beneficiary.

(6)
Ms. Hughes’ total includes 600,000 shares of Class D common stock obtainable upon the exercise of stock options. Mr. Liggins’ total includes 2,650,000 shares of Class D common stock obtainable upon the exercise of stock options.

(7)
Includes 86,919 shares of Class D common stock obtainable upon the exercise of stock options and 300 shares of Class A common stock and 600 shares of Class D common stock held by Mr. Jones as custodian for his daughter.

(8)	Includes 86,919 shares of Class D common stock obtainable upon the exercise of stock options.

(9)	Includes 86,919 shares of Class D common stock obtainable upon the exercise of stock options.

(10)	Includes 86,919 shares of Class D common stock obtainable upon the exercise of stock options.

(11)	Includes 13,368 shares of Class D common stock obtainable upon the exercise of stock options.

(12)	Includes 75,000 shares of Class D common stock obtainable upon the exercise of stock options.

(13)	The address of Blue Mountain Capital Management, LLC is 280 Park Avenue, 5th Floor East, New York, New York 10017. This information is based on a Schedule 13G filed on February 13, 2013.

(14)	The address of Dimensional Fund Advisors L.P. is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746. This information is based on a Schedule 13G/A filed on February 11, 2013.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, the number of shares of Class A and Class D common stock that are issuable upon the exercise of stock options outstanding under our 2009 Stock Plan and our 1999 Stock Plan, as amended on May 26, 2004, to increase the shares of Class D common stock available for issuance under the plan.  The 1999 Stock Plan, as amended, expired by its terms on May 5, 2009, leaving no shares available for issuance under that plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
Radio One, Inc. Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan
Class A	—	$—	—
Class D	4,289,170	$8.82	—

Equity compensation plans not approved by security holders
Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan
Class D	340,729	$1.35	4,724,272

Total	4,629,899	$8.17	4,724,272

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Music One, Inc.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table shows the fees paid by us for audit and other services provided by Ernst & Young LLP during 2012 and 2011:

	Year Ended December 31,
	2012	2011
Audit fees(1)	$1,450,709	$1,494,043
Audit-related fees	-	-
__________

(1)
Consists of professional services rendered in connection with the audit of our financial statements for the most recent fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q during the fiscal years ended December 31, 2012, and December 31, 2011, the stand-alone audit of TV One, LLC during the fiscal years ended December 31, 2012 and December 31, 2011, and the issuance of consents for filings with the SEC.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed for Radio One by Ernst & Young LLP. This policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. The audit committee has delegated to the chairman of the audit committee authority to approve permitted services up to a certain amount provided that the chairman reports any decisions to the audit committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements

The following financial statements required to be filed in our annual report on Form 10-K/A are included in a separate section beginning on page F-1 of our Form 10-K filed on March 27, 2013:

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

a)(2) EXHIBITS AND FINANCIAL STATEMENTS: The following exhibits are filed as part of this Annual Report, except for Exhibits 32.1 and 32.2, which are furnished, but not filed, with this Annual Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2013.

Radio One, Inc.

By:	/s/ Peter D. Thompson
Name: Peter D. Thompson
Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 30, 2013.

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