Form 10-Q
period 2013-03-31
RADIO ONE, INC.
filed 2013-05-13
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Class A Common Stock, $.001 Par Value	2,711,010
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	40,321,593

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	the effects of continued and prolonged global economic weakness, credit and equity market volatility, high unemployment and continued fluctuations in the U.S. and other world economies may have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt or finance other strategic transactions given fluctuations in market conditions;

•	continued fluctuations in the U.S. economy and the local economies of the markets in which we operate could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$99,112	$102,964
OPERATING EXPENSES:
Programming and technical	30,473	31,112
Selling, general and administrative, including stock-based compensation of $14 and $17, respectively	32,723	38,772
Corporate selling, general and administrative, including stock-based compensation of $29 and $27, respectively	9,477	9,593
Depreciation and amortization	9,540	9,685
Impairment of long-lived assets	1,370	—
Total operating expenses	83,583	89,162
Operating income	15,529	13,802
INTEREST INCOME	40	22
INTEREST EXPENSE	22,246	23,747
OTHER INCOME, net	40	7
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations	(6,637)	(9,916)
PROVISION FOR INCOME TAXES	6,681	65,254
Net loss from continuing operations	(13,318)	(75,170)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	903	(15)
CONSOLIDATED NET LOSS	(12,415)	(75,185)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,691	4,057
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,106)	$(79,242)

BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.38)	$(1.58)
Discontinued operations, net of tax	0.02	(0.00)
Net loss attributable to common stockholders	$(0.36)	$(1.58)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	49,861,964	49,994,974
Diluted	49,861,964	49,994,974

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)

CONSOLIDATED NET LOSS	$(12,415)	$(75,185)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	(20)	97
COMPREHENSIVE LOSS	(12,435)	(75,088)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,691	4,057
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,126)	$(79,145)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,426	$57,255
Short-term investments	3,212	1,597
Trade accounts receivable, net of allowance for doubtful accounts of $4,301 and $3,631, respectively	83,736	81,912
Prepaid expenses	7,440	5,059
Current portion of content assets	28,770	27,723
Other current assets	2,890	2,051
Current assets from discontinued operations	115	127
Total current assets	172,589	175,724
CONTENT ASSETS, net	39,605	38,981
PROPERTY AND EQUIPMENT, net	34,790	35,282
GOODWILL	272,037	272,037
RADIO BROADCASTING LICENSES	672,624	673,994
LAUNCH ASSETS, net	20,039	22,530
OTHER INTANGIBLE ASSETS, net	225,965	234,001
LONG-TERM INVESTMENTS	68	97
OTHER ASSETS	2,941	2,983
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,402	4,566
Total assets	$1,442,060	$1,460,195
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,533	$5,410
Accrued interest	6,069	5,849
Accrued compensation and related benefits	8,966	11,165
Current portion of content payables	16,038	17,694
Other current liabilities	17,225	16,163
Current portion of long-term debt	3,840	4,587
Current liabilities from discontinued operations	112	107
Total current liabilities	58,783	60,975
LONG-TERM DEBT, net of current portion and original issue discount	813,536	814,131
CONTENT PAYABLES, net of current portion	10,835	11,163
OTHER LONG-TERM LIABILITIES	18,433	18,303
DEFERRED TAX LIABILITIES	194,853	188,249
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	16	23
Total liabilities	1,096,456	1,092,844

REDEEMABLE NONCONTROLLING INTEREST	13,012	12,853

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,712,710 and 2,719,860 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 40,469,693 and 41,421,667 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	40	41
Accumulated other comprehensive loss	(122)	(102)
Additional paid-in capital	1,005,045	1,006,873
Accumulated deficit	(881,127)	(863,021)
Total stockholders’ equity	123,845	143,800
Noncontrolling interest	208,747	210,698
Total equity	332,592	354,498
Total liabilities, redeemable noncontrolling interest and equity	$1,442,060	$1,460,195

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTEREST

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity

	(In Thousands)
BALANCE, as of December 31, 2012	$—	$3	$3	$3	$41	$(102)	$1,006,873	$(863,021)	$210,698	$354,498
Consolidated net (loss) income	—	—	—	—	—	—	—	(18,106)	5,878	(12,228)
Net change in unrealized loss on investment activities	—	—	—	—	—	(20)	—	—	—	(20)
Repurchase of 7,150 shares of Class A common stock	—	—	—	—	—	—	(11)	—	—	(11)
Repurchase of 951,974 shares of Class D common stock	—	—	—	—	(1)	—	(1,514)	—	—	(1,515)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7,829)	(7,829)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(346)	—	—	(346)
Stock-based compensation expense	—	—	—	—	—	—	43	—	—	43
BALANCE, as of March 31, 2013	$—	$3	$3	$3	$40	$(122)	$1,005,045	$(881,127)	$208,747	$332,592

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(12,415)	$(75,185)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,540	9,685
Amortization of debt financing costs	1,317	760
Amortization of content assets	8,796	8,321
Amortization of launch assets	2,491	2,489
Deferred income taxes	6,604	65,582
Impairment of long-lived assets	1,370	—
Stock-based compensation	43	44
Non-cash interest	—	7,038
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(1,824)	3,555
Prepaid expenses and other assets	(3,220)	1,514
Other assets	42	(3,009)
Accounts payable	1,123	2,610
Accrued interest	220	121
Accrued compensation and related benefits	(2,199)	604
Income taxes payable	56	(431)
Other liabilities	1,137	(475)
Payments for content assets	(12,451)	(10,714)
Net cash flows provided by (used in) operating activities of discontinued operations	3,174	(24)
Net cash flows provided by operating activities	3,804	12,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,220)	(2,960)
Proceeds from sales of investment securities	503	3,859
Purchases of investment securities	(1,831)	(348)
Net cash flows (used in) provided by investing activities	(3,548)	551
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	(747)	—
Repurchase of common stock	(1,526)	—
Repayment of credit facility	(960)	(965)
Debt refinancing and modification costs	(23)	(13)
Payment of dividends to noncontrolling interest members of TV One	(7,829)	(4,113)
Net cash flows used in financing activities	(11,085)	(5,091)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,829)	7,945
CASH AND CASH EQUIVALENTS, beginning of period	57,255	35,939
CASH AND CASH EQUIVALENTS, end of period	$46,426	$43,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20,710	$15,490
Income taxes, net	$8	$60

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization

 Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.1% (See Note 2 - Acquisitions) controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we own with an affiliate of Comcast Corporation; our 80.0% controlling ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show and our other syndicated programming assets; and our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment websites, including News One, UrbanDaily and HelloBeautiful and online social networking websites, including BlackPlanet, MiGente and Asian Avenue.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

As of June 2011, our then remaining Boston radio station was made the subject of a local marketing agreement (“LMA”) whereby we made available, for a fee, air time on this station to another party. In addition, beginning as of November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was also made the subject of an LMA, and on February 15, 2013, the Company sold that station’s assets. The remaining assets and liabilities of stations sold and stations that we do not operate as they are the subject of an LMA have been classified as discontinued operations as of March 31, 2013 and December 31, 2012, and the results from operations of those stations for the three months ended March 31, 2013 and 2012, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K, as amended on Form 10-K/A.

(c)  Financial Instruments

Financial instruments as of March 31, 2013, and December 31, 2012, consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt and redeemable noncontrolling interest. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2013 and December 31, 2012, respectively, except for the Company’s outstanding senior subordinated notes. The 6 3/8% Senior Subordinated Notes which were due and paid in full in February 2013 had a carrying value of $747,000 and a fair value of approximately $740,000 as of December 31, 2012. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $328.7 million as of March 31, 2013, and a carrying value of approximately $327.0 million and a fair value of approximately $293.5 million as of December 31, 2012. The fair values, classified as Level 2, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 are classified as Level 3 since they are not market traded financial instruments.

(d)  Revenue Recognition

Within our Radio Broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our Radio Broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $6.9 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services on non-radio station branded websites, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable.

TV One, the driver of revenues in our Cable Television segment, derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also receives affiliate fees and records revenue during the term of various affiliation agreements based on the most recent subscriber counts reported by the applicable affiliate.

(e)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2013 and 2012, barter transaction revenues were $618,000 and $722,000, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $549,000 and $680,000 and $69,000 and $42,000, for the three months ended March 31, 2013 and 2012, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Numerator:
Net loss attributable to common stockholders	$(18,106)	$(79,242)
Denominator:
Denominator for basic net loss per share - weighted-average outstanding shares	49,861,964	49,994,974
Effect of dilutive securities:
Stock options and restricted stock	-	-
Denominator for diluted net loss per share - weighted-average outstanding shares	49,861,964	49,994,974

Net loss attributable to common stockholders per share -basic	$(0.36)	$(1.58)
Net loss attributable to common stockholders per share -diluted	$(0.36)	$(1.58)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2013 and 2012, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)

Stock options	4,630	4,811
Restricted stock awards	57	119

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

As of March 31, 2013, and December 31, 2012, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of March 31, 2013
Assets subject to fair value measurement:
Corporate debt securities (a)	$1,300	$1,300	$—	$—
Mutual funds (a)	1,980	1,980	—	—
Total	$3,280	$3,280	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,345	$—	$—	$5,345
Employment agreement award (c)	11,836	—	—	11,836
Total	$17,181	$—	$—	$17,181

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$13,012	$—	$—	$13,012

As of December 31, 2012
Assets subject to fair value measurement:
Corporate debt securities (a)	$192	$192	$—	$—
Mutual funds (a)	1,502	1,502	—	—
Total	$1,694	$1,694	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,345	$—	$—	$5,345
Employment agreement award (c)	11,374	—	—	11,374
Total	$16,719	$—	$—	$16,719

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$12,853	$—	$—	$12,853

(a) Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b) These balances are measured based on the estimated enterprise fair value of TV One. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. For the period ended March 31, 2013, the Company determined that there was no change in TV One’s enterprise fair value since the December 31, 2012 valuation.

(c)   Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. In estimating the fair value of the award, the Company determined that there was no change in TV One’s enterprise fair value since the December 31, 2012 valuation (See Note 6 – Derivative Instruments and Hedging Activities.)  The terms of the April 2008 employment agreement remain in effect including eligibility for the TV One award.

(d)   The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology.  A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2012	$5,345	$11,374	$12,853
Losses included in earnings (unrealized)	—	462	—
Net loss attributable to noncontrolling interests	—	—	(187)
Change in enterprise fair value	—	—	346
Balance at March 31, 2013	$5,345	$11,836	$13,012

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(462)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2011	$5,096	$10,346	$20,343
Losses included in earnings (unrealized)	—	350	—
Net income attributable to noncontrolling interests	—	—	(221)
Change in enterprise fair value	—	—	3,330
Balance at March 31, 2012	$5,096	$10,696	$23,452

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(350)	$—

Gains (losses) included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2013 and 2012.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

			As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.75%	10.75%	11.50%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.00%	3.00%	3.00%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.75%	10.75%	11.50%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.00%	3.00%	3.00%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	12.50%	11.50%	12.50%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	2.00%	2.00%	2.50%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three months ended March 31, 2012, and therefore, were reported at carrying value as opposed to fair value.  The Company recorded impairment of approximately $1.4 million related to our Cincinnati radio broadcasting licenses during the three months ended March 31, 2013.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013, and it did not have a significant impact on the Company’s financial statements.

(i) Liquidity and Uncertainties Related to Going Concern

On March 31, 2011, the Company entered into a new senior credit facility (the “2011 Credit Agreement”).  Under the 2011 Credit Agreement, beginning June 30, 2011, we became required to maintain compliance with certain financial ratios (as detailed in Note 7 — Long-Term Debt).  Based on our current projections, we expect to be in compliance with these financial ratios and other covenants over the next twelve months.

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

(k) Investments

Investment Securities

Investments consist primarily of corporate fixed maturity securities and mutual funds.

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

Evaluating Investments for Other than Temporary Impairments

The Company periodically performs evaluations, on a lot-by-lot and security-by-security basis, of its investment holdings in accordance with its impairment policy to evaluate whether any declines in the fair value of investments are other than temporary. This evaluation consists of a review of several factors, including but not limited to: length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future earnings potential, and the near-term prospects for recovery of the market value of a security. The FASB has issued guidance for recognition and presentation of other than temporary impairment (“OTTI”), or FASB OTTI guidance. Accordingly, any credit-related impairment of fixed maturity securities that the Company does not intend to sell, and is not likely to be required to sell, is recognized in the consolidated statements of operations, with the noncredit-related impairment recognized in accumulated other comprehensive loss.

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

(l) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 10.9 years at each of March 31, 2013, and December 31, 2012. The remaining weighted-average amortization period for launch support is 2.1 years and 2.4 years as of March 31, 2013, and December 31, 2012, respectively. For each of the three months ended March 31, 2013, and 2012, launch asset amortization of approximately $2.5 million was recorded as a reduction of revenue.

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded additional amortization expense of $0 and $96,000 as a result of evaluating its contracts for recoverability for the three months ended March 31, 2013, and 2012, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

2.  ACQUISITIONS AND DISPOSITIONS:

On February 15, 2013, the Company closed on the previously announced sale of the assets of one of its Columbus, Ohio radio stations, WJKR-FM (The Jack, 98.9 FM), to Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”).  The Company sold the assets of WJKR for $4 million and recognized a gain on the sale of $893,000.

On December 31, 2012, the Company through its wholly-owned subsidiary Radio One Media Holdings, LLC (“ROMH”) completed the purchase of additional shares of Reach Media from certain minority shareholders.  In addition to $2 million in cash consideration paid to increase the Company’s ownership in Reach Media from approximately 53.5% to 80%, effective January 1, 2013, the Radio Broadcasting segment contributed the assets and operations of its Syndication One urban programming line-up to Reach Media. We consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to an internal sales force operating out of Reach Media.

On July 18, 2012, we entered into an LMA with Gaffney Broadcasting, Incorporated (“Gaffney”). Beginning as of August 27, 2012, we began to broadcast programs produced, owned or acquired by Radio One on Gaffney’s South Carolina radio station, WOSF-FM (previously WNOW-FM). We pay certain operating costs of WOSF-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The LMA continues for 18 months or until our consummation of an acquisition of the station under a stock purchase agreement (the “SPA”) with the stockholders of Gaffney. The closing of the acquisition under the SPA is subject to certain conditions including but not limited to approval by the Federal Communications Commission (the “FCC”) of the transfer of Gaffney’s FCC licenses.

On October 20, 2011, we entered into an LMA with WGPR, Inc. (“WGPR”). Pursuant to the LMA, beginning as of October 24, 2011, we began to broadcast programs produced, owned or acquired by Radio One on WGPR’s Detroit radio station, WGPR-FM. We pay certain operating costs of WGPR-FM, and in exchange we will retain all revenues from the sale of the advertising within the programming we provide. The LMA continues until December 31, 2014 and we have two successive 1-year options for a 4th year and a 5th year that would extend the term until December 31, 2015 and December 31, 2016, respectively. Under the terms of the LMA, WGPR has also agreed to grant us certain rights of first negotiation and first refusal, with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the LMA.

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and due in 2016. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain of its financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. The Company’s purchase accounting consisted of approximately $61.2 million to current assets, $39.0 million to launch assets, $2.4 million to fixed assets, $204.1 million to indefinite-lived intangibles (goodwill and TV One brand), $287.3 million to definite-lived intangibles (content assets, acquired advertising contracts, advertiser relationships, affiliation agreements, etc.), $225.7 million to liabilities (including the $119.0 million in debt discussed above) and $203.0 million in noncontrolling interests. In accordance with accounting standards applicable to business combinations, the Company recorded the assets and liabilities of TV One at fair value as of April 14, 2011. The Company recognized an after-tax gain of approximately $146.9 million during the second quarter of 2011 associated with the transaction. The gain is computed as the difference between the carrying value of the Company’s investment in TV One prior to date of consolidation and the fair value of Radio One’s interest in TV One as of the consolidation date. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from an investor. These redemptions by TV One increased Radio One’s ownership interest in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Since April 2011, our ownership in TV One increased to approximately 51.1% after redemptions of certain management interests.

3.  DISCONTINUED OPERATIONS:

As of June 2011, our then remaining Boston radio station was made the subject of an LMA whereby we made available, for a fee, air time on this station to another party. As of November 2012, our Columbus, Ohio radio station operating under the call letters WJKR was made the subject of an LMA and was subsequently sold on February 15, 2013. The remaining assets and liabilities of stations sold and stations that we do not operate as they are the subject of an LMA have been reclassified as discontinued operations as of March 31, 2013, and December 31, 2012. Thus, stations sold and stations that we do not operate that are the subject of an LMA results from operations for the three months ended March 31, 2013 and 2012, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for the stations sold and stations that we do not operate that are the subject of an LMA and are classified as discontinued operations for all periods presented:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Net revenue	$—	$78
Station operating expenses	65	165
Depreciation and amortization	12	18
Interest income	87	90
Gain on sale of assets	893	—
Income (loss) from discontinued operations, net of tax	$903	$(15)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	March 31,	December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$115	$127
Total current assets	115	127
Intangible assets, net	1,202	4,302
Property and equipment, net	200	264
Total assets	$1,517	$4,693
Current liabilities:
Other current liabilities	$112	$107
Total current liabilities	112	107
Long-term liabilities	16	23
Total liabilities	$128	$130

4.  GOODWILL AND RADIO BROADCASTING LICENSES:

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. We believe this method of valuation to be consistent with ASC 805-20-S-99-3, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of the 16 geographical radio markets that we own and/or operate.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Since our annual October 2012 assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

During the first quarter of 2013, the total market revenue growth for one of the markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of that market’s radio broadcasting licenses, which we performed as of March 31, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses. There were no impairment indicators present for any of our other radio broadcasting licenses. During the second quarter of 2012, the total market revenue growth for certain markets was below that used in our 2011 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of June 30, 2012. The Company recorded an impairment charge of $313,000 related to our Charlotte radio broadcasting licenses. The remaining radio broadcasting licenses that were tested during the second quarter of 2012 were not impaired. The Company completed its annual impairment testing as of October 1, 2012, and concluded that our radio broadcasting licenses were not impaired. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual impairment assessments and interim impairment assessments where impairment was identified, since January 2012.

Radio Broadcasting Licenses	June 30,	October 1,	March 31,
	2012 (a)	2012	2013 (a)

Pre-tax impairment charge (in millions)	$0.3	$—	$1.4

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	1.0% -3.0%	1.0% -2.0%	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.0% -2.0%	1.5%
Mature Market Share Range	5.8% - 15.6%	0.7% - 27.4%	8.6%
Operating Profit Margin Range	29.1% - 48.0%	19.6% - 47.7%	31.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

Goodwill Valuation Results

There were no changes to the carrying amount of goodwill in any of the Company’s segments since December 31, 2012.

5.  INVESTMENTS:

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
March 31, 2013
Corporate debt securities	$1,298	$(7)	$9	$1,300
Mutual funds	2,002	(24)	2	1,980
Total investments	$3,300	$(31)	$11	$3,280

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2012
Corporate debt securities	$85	$—	$107	$192
Mutual funds	1,512	(11)	1	1,502
Total investments	$1,597	$(11)	$108	$1,694

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
March 31, 2013
Corporate debt securities	$1,075	$(7)	$—	$—	$(7)
Mutual funds	1,475	(24)	—	—	(24)
Total investments	$2,550	$(31)	$—	$—	$(31)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2012
Mutual funds	$1,235	$(11)	$—	$—	$(11)
Total investments	$1,235	$(11)	$—	$—	$(11)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended March 31, 2013.

The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual maturity, are shown below.

	Amortized Cost Basis	Fair Value
	(In thousands)

Within 1 year	$1,273	$1,272
After 1 year through 5 years	25	28
Total debt securities	$1,298	$1,300

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Proceeds from sales	$503	$3,859
Gross realized gains	—	8
Gross realized losses	—	(37)

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, on the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. As of March 31, 2013, the Company has no such instruments. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.

As of March 31, 2013, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at March 31, 2013, to be approximately $11.8 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The terms of the April 2008 employment agreement remain in effect including eligibility for the TV One award.

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of March 31, 2013		As of December 31, 2012
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$11,836	Other Long-Term Liabilities	$11,374
Total derivatives		$11,836		$11,374

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended March 31,
		2013	2012
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$462	$350

7.  LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)

Senior bank term debt	$376,336	$377,297
6 3/8% Senior Subordinated Notes due February 2013	—	747
12 1/2%/15% Senior Subordinated Notes due May 2016	327,034	327,034
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	822,370	824,078
Less: current portion	3,840	4,587
Less: original issue discount	4,994	5,360
Long-term debt, net	$813,536	$814,131

Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million senior bank term debt that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modifies financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increases the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extends the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015;
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015;
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2013, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of March 31, 2013		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$86.6

Pro Forma Last Twelve Months Interest Expense (In millions)	$68.7

Senior Debt (In millions)	$352.4
Total Debt (In millions)	$679.4

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.07	x	4.50	x	0.43	x

Total Leverage
Total Debt / Covenant EBITDA	7.84	x	8.50	x	0.66	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.26	x	1.10	x	0.16	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results and related debt of TV One.

As of March 31, 2013, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for the three months ended March 31, 2013. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of March 31, 2013, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, approximately $24.0 million was available to be borrowed.

As of March 31, 2013, the Company had outstanding approximately $376.3 million on its term credit facility. During the quarter ended March 31, 2013, the Company repaid approximately $1.0 million under the 2011 Credit Agreement, as amended. According to the terms of the Credit Agreement, as amended, there was no term loan principal repayment based on its December 31, 2012 excess cash flow calculation. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016 (the “12 1/2%/15% Senior Subordinated Notes due May 2016”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of March 31, 2013, the Company had outstanding $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $327.0 million and a fair value of approximately $328.7 million as of March 31, 2013. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes that matured in February 2013, were due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012, such interest accrues at a rate of 12 1/2% payable in cash.

Interest on the 12 1/2%/15% Senior Subordinated Notes due May 2016 accrued from the date of original issuance or, if interest had already been paid, from the date it was most recently paid.  Interest accrues for each quarterly period at a rate of 12 1/2% for such quarterly period that interest is paid fully in cash.  However, during the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind by issuance of additional 12 1/2%/15% Senior Subordinated Notes due May 2016 (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12 1/2%/15% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement, as amended.

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

Future scheduled minimum principal payments of debt as of March 31, 2013, are as follows:

	Credit Facility	Senior Subordinated Notes	TV One Senior Secured Notes	Total
	(Unaudited)
	(In thousands)

April – December 2013	$2,880	$—	$—	$2,880
2014	3,840	—	—	3,840
2015	3,840	—	—	3,840
2016	365,776	327,034	119,000	811,810
Total Debt	$376,336	$327,034	$119,000	$822,370

8.  INCOME TAXES:

The Company recorded a tax expense of approximately $6.7 million on a pre-tax loss from continuing operations of approximately $6.6 million for the three month period ended March 31, 2013, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, changes in those earnings can have a significant impact on the income tax expense we recognize. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the three month period ended March 31, 2013. This is a change from the method used to calculate the income tax provision of $65.3 million during the period ended March 31, 2012, which was based on the estimated annual effective tax rate. The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangibles over operating income. Thus, the Company believes the actual effective rate best represents the estimated effective rate for the three months ended March 31, 2013, in accordance with ASC 740-270, "Interim Reporting."

As of March 31, 2013, the Company continues to maintain a full valuation allowance for entities, including Reach Media for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, "Accounting for Income Taxes", the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company's financial statements or tax returns, tax planning strategies, and future profitability.  As of March 31, 2013, the Company does not believe it is more likely than not that the deferred tax assets will be realized.  As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

9.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In January 2013, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2013 Repurchase Authorization”). Under the 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock.  Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.  The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law.  The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.  The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock. During the three months ended March 31, 2013, the Company repurchased 951,974 shares of Class D common stock in the amount of $1,514,903 at an average price of $1.59 per share and 7,150 shares of Class A common stock in the amount of $11,026 at an average price of $1.54 per share. During the three months ended March 31, 2012, the Company did not repurchase any Class A Common Stock or Class D Common Stock.

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

A new stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of March 31, 2013, 4,724,272 shares of Class D common stock were available for grant under the 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended March 31, 2013 and 2012, was approximately $43,000 and $44,000, respectively.

The Company did not grant stock options during the three months ended March 31, 2013 and 2012.

Transactions and other information relating to stock options for the three months ended March 31, 2013, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,630,000	$8.17		—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	—	$—
Balance as of March 31, 2013	4,630,000	$8.17	3.53	$715,418
Vested and expected to vest at March 31, 2013	4,612,000	$8.20	3.23	$704,023
Unvested at March 31, 2013	184,000	$1.02	9.00	$129,516
Exercisable at March 31, 2013	4,446,000	$8.47	3.30	$585,902

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2013, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2013. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three months ended March 31, 2013 and 2012. No options vested during the three months ended March 31, 2013, and 15,772 options vested during the three months ended March 31, 2012.

As of March 31, 2013, $84,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 7 months. The stock option weighted-average fair value per share was $3.23 at March 31, 2013.

The Company did not grant shares of restricted stock during the three months ended March 31, 2013 and 2012.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2013, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2012	82,000	$1.11
Grants	—	$—
Vested	(25,000)	$1.04
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2013	57,000	$1.15

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2013, $44,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 9 months.

10.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast results of operations. The Company aggregates the broadcast markets in which it operates into the Radio Broadcasting segment. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and Tom Joyner Morning Show related activities and operations of the Syndication One Urban programming line-up. Effective, January 1, 2013, we consolidated our syndication network programming within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to an internal sales force operating out of Reach Media. Segment data for the three months ended March 31, 2012, has been reclassified to conform to the current period presentation. The Internet segment includes the results of our online business, including the operations of Interactive One. The Cable Television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the three months ended March 31, 2013 and 2012 is presented in the following tables:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$49,858	$49,179
Reach Media	9,541	17,029
Internet	5,052	5,785
Cable Television	35,991	32,236
Corporate/Eliminations/Other	(1,330)	(1,265)
Consolidated	$99,112	$102,964

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$31,621	$33,138
Reach Media	10,347	16,856
Internet	5,552	5,464
Cable Television	20,766	20,318
Corporate/Eliminations/Other	4,387	3,701
Consolidated	$72,673	$79,477

Depreciation and Amortization:
Radio Broadcasting	$1,543	$1,574
Reach Media	287	332
Internet	710	814
Cable Television	6,633	6,748
Corporate/Eliminations/Other	367	217
Consolidated	$9,540	$9,685

Impairment of Long-Lived Assets:
Radio Broadcasting	$1,370	$—
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$1,370	$—

Operating income (loss):
Radio Broadcasting	$15,324	$14,467
Reach Media	(1,093)	(159)
Internet	(1,210)	(493)
Cable Television	8,592	5,170
Corporate/Eliminations/Other	(6,084)	(5,183)
Consolidated	$15,529	$13,802

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$788,156	$801,340
Reach Media	35,356	31,003
Internet	31,430	32,076
Cable Television	524,024	535,344
Corporate/Eliminations/Other	63,094	60,432
Consolidated	$1,442,060	$1,460,195

11.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended March 31, 2013 and 2012, Radio One paid $0 and $1,000, respectively, to or on behalf of Music One, primarily for talent appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2013 and 2012, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three months ended March 31, 2013 and 2012.

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors, except for Reach Media, have fully and unconditionally guaranteed the Company’s 6 3/8 Senior Subordinated Notes due February 2013, the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement, as amended.

On February 14, 2013, Reach Media executed: (i) a Joinder to the Security Agreement, making it a grantor with respect to the 2011 Credit Agreement and related transaction documents (the “Credit Facility”); (ii) a Joinder to Pledge Agreement, making it a pledgee with respect to the Credit Facility; and (iii) a Joinder to Subsidiaries Guaranty, making it a guarantor with respect to the Credit Facility. Therefore, Reach Media has fully and unconditionally guaranteed the Company’s 12 1/2%/15% Senior Subordinated Notes due May 2016 and the Company’s obligations under the 2011 Credit Agreement, as amended.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of March 31, 2013, and December 31, 2012, and related consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2013 and 2012. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2013

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$41,463	$57,649	$—	$99,112
OPERATING EXPENSES:
Programming and technical	15,488	14,985	—	30,473
Selling, general and administrative, including stock-based compensation	17,040	15,683	—	32,723
Corporate selling, general and administrative, including stock-based compensation	1,138	8,339	—	9,477
Depreciation and amortization	1,929	7,611	—	9,540
Impairment of long-lived assets	1,370	—	—	1,370
Total operating expenses	36,965	46,618	—	83,583
Operating income	4,498	11,031	—	15,529
INTEREST INCOME	—	40	—	40
INTEREST EXPENSE	363	21,883	—	22,246
OTHER INCOME, net	10	30	—	40
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	4,145	(10,782)	—	(6,637)
PROVISION FOR INCOME TAXES	—	6,681	—	6,681
Net income (loss) before equity in income of subsidiaries and discontinued operations	4,145	(17,463)	—	(13,318)
EQUITY IN INCOME OF SUBSIDIARIES	—	5,048	(5,048)	—
Net income (loss) from continuing operations	4,145	(12,415)	(5,048)	(13,318)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	903	—	—	903
CONSOLIDATED NET INCOME (LOSS)	5,048	(12,415)	(5,048)	(12,415)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	5,691	—	5,691
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,048	$(18,106)	$(5,048)	$(18,106)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$31,025	$71,939	$—	$102,964
OPERATING EXPENSES:
Programming and technical	8,357	22,755	—	31,112
Selling, general and administrative, including stock-based compensation	14,654	24,118	—	38,772
Corporate selling, general and administrative, including stock-based compensation	—	9,593	—	9,593
Depreciation and amortization	1,821	7,864	—	9,685
Total operating expenses	24,832	64,330	—	89,162
Operating income	6,193	7,609	—	13,802
INTEREST INCOME	—	22	—	22
INTEREST EXPENSE	249	23,498	—	23,747
OTHER INCOME, net	—	7	—	7
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	5,944	(15,860)	—	(9,916)
PROVISION FOR INCOME TAXES	—	65,254	—	65,254
Net income (loss) before equity in income of subsidiaries and discontinued operations	5,944	(81,114)	—	(75,170)
EQUITY IN INCOME OF SUBSIDIARIES	—	5,930	(5,930)	—
Net income (loss) from continuing operations	5,944	(75,184)	(5,930)	(75,170)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(14)	(1)	—	(15)
CONSOLIDATED NET INCOME (LOSS)	5,930	(75,185)	(5,930)	(75,185)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	4,057	—	4,057
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,930	$(79,242)	$(5,930)	$(79,242)

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2013

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$5,048	$(12,415)	$(5,048)	$(12,415)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES	—	(20)	—	(20)
COMPREHENSIVE INCOME (LOSS)	5,048	(12,435)	(5,048)	(12,435)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	5,691	—	5,691
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,048	$(18,126)	$(5,048)	$(18,126)

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of March 31, 2013

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,766	$43,660	$—	$46,426
Short-term investments	—	3,212	—	3,212
Trade accounts receivable, net of allowance for doubtful accounts	38,033	45,703	—	83,736
Prepaid expenses and other current assets	7,509	2,821	—	10,330
Current portion of content assets	—	28,770	—	28,770
Current assets from discontinued operations	(10)	125	—	115
Total current assets	48,298	124,291	—	172,589
PREPAID PROGRAMMING AND DEPOSITS	—	5,857	—	5,857
PROPERTY AND EQUIPMENT, net	17,369	17,421	—	34,790
INTANGIBLE ASSETS, net	562,386	628,279	—	1,190,665
CONTENT ASSETS, net	—	33,748	—	33,748
LONG-TERM INVESTMENTS	—	68	—	68
INVESTMENT IN SUBSIDIARIES	—	609,930	(609,930)	—
OTHER ASSETS	190	2,751	—	2,941
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,402	—	—	1,402
Total assets	$629,645	$1,422,345	$(609,930)	$1,442,060

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,416	$4,117	$—	$6,533
Accrued interest	—	6,069	—	6,069
Accrued compensation and related benefits	2,626	6,340	—	8,966
Current portion of content payables	—	16,038	—	16,038
Other current liabilities	13,447	3,778	—	17,225
Current portion of long-term debt	—	3,840	—	3,840
Current liabilities from discontinued operations	86	26	—	112
Total current liabilities	18,575	40,208	—	58,783
LONG-TERM DEBT, net of current portion and original issue discount	—	813,536	—	813,536
CONTENT PAYABLES, net of current portion	—	10,835	—	10,835
OTHER LONG-TERM LIABILITIES	1,124	17,309	—	18,433
DEFERRED TAX LIABILITIES	—	194,853	—	194,853
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	16	—	—	16
Total liabilities	19,715	1,076,741	—	1,096,456

REDEEMABLE NONCONTROLLING INTEREST	—	13,012	—	13,012

STOCKHOLDERS’ EQUITY:
Common stock	—	49	—	49
Accumulated other comprehensive loss	—	(122)	—	(122)
Additional paid-in capital	176,731	1,005,045	(176,731)	1,005,045
Retained earnings (accumulated deficit)	433,199	(881,127)	(433,199)	(881,127)
Total stockholders’ equity	609,930	123,845	(609,930)	123,845
Noncontrolling interest	—	208,747	—	208,747
Total Equity	609,930	332,592	(609,930)	332,592
Total liabilities, redeemable noncontrolling interest and equity	$629,645	$1,422,345	$(609,930)	$1,442,060

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2013

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$5,048	$(12,415)	$(5,048)	$(12,415)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,929	7,611	—	9,540
Amortization of debt financing costs	—	1,317	—	1,317
Amortization of content assets	—	8,796	—	8,796
Amortization of launch assets	—	2,491	—	2,491
Deferred income taxes	—	6,604	—	6,604
Impairment of long-lived assets	1,370	—	—	1,370
Stock-based compensation and other non-cash compensation	—	43	—	43
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(9,212)	7,388	—	(1,824)
Prepaid expenses and other current assets	(6,503)	3,283	—	(3,220)
Other assets	51	(9)	—	42
Accounts payable	622	501	—	1,123
Due to corporate/from subsidiaries	17	(17)	—	—
Accrued interest	—	220	—	220
Accrued compensation and related benefits	517	(2,716)	—	(2,199)
Income taxes payable	—	56	—	56
Other liabilities	4,254	(3,117)	—	1,137
Payments for content assets	—	(12,451)	—	(12,451)
Net cash flows provided by operating activities from discontinued operations	3,162	12	—	3,174
Net cash flows provided by (used in) operating activities	1,255	7,597	(5,048)	3,804
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,220)	—	(2,220)
Proceeds from sales of investment securities	—	503	—	503
Purchases of investment securities	—	(1,831)	—	(1,831)
Investment in subsidiaries	—	(5,048)	5,048	—
Net cash flows (used in) provided by investing activities	—	(8,596)	5,048	(3,548)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	—	(960)	—	(960)
Repurchase of common stock	—	(1,526)	—	(1,526)
Repayment of senior subordinated notes	—	(747)	—	(747)
Debt refinancing and modification costs	—	(23)	—	(23)
Payment of dividends to noncontrolling interest members of TV One	—	(7,829)	—	(7,829)
Net cash flows used in financing activities	—	(11,085)	—	(11,085)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,255	(12,084)	—	(10,829)
CASH AND CASH EQUIVALENTS, beginning of period	1,511	55,744	—	57,255
CASH AND CASH EQUIVALENTS, end of period	$2,766	$43,660	$—	$46,426

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$5,930	$(75,185)	$(5,930)	$(75,185)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,821	7,864	—	9,685
Amortization of debt financing costs	—	760	—	760
Amortization of content assets	—	8,321	—	8,321
Amortization of launch assets	—	2,489	—	2,489
Deferred income taxes	—	65,582	—	65,582
Stock-based compensation and other non-cash compensation	—	44	—	44
Non-cash interest	—	7,038	—	7,038
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	2,186	1,369	—	3,555
Prepaid expenses and other current assets	(43)	1,557	—	1,514
Other assets	(32)	(2,977)	—	(3,009)
Accounts payable	(25)	2,635	—	2,610
Due to corporate/from subsidiaries	(10,361)	10,361	—	—
Accrued interest	—	121	—	121
Accrued compensation and related benefits	117	487	—	604
Income taxes payable	—	(431)	—	(431)
Other liabilities	243	(718)	—	(475)
Payments for content assets	—	(10,714)	—	(10,714)
Net cash flows used in operating activities from discontinued operations	(24)	—	—	(24)
Net cash flows (used in) provided by operating activities	(188)	18,603	(5,930)	12,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,960)	—	(2,960)
Proceeds from sales of investment securities	—	3,859	—	3,859
Purchases of investment securities	—	(348)	—	(348)
Investment in subsidiaries	—	(5,930)	5,930	—
Net cash flows (used in) provided by investing activities	—	(5,379)	5,930	551
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	—	(965)	—	(965)
Debt refinancing and modification costs	—	(13)	—	(13)
Payment of dividends to noncontrolling interest members of TV One	—	(4,113)	—	(4,113)
Net cash flows used in financing activities	—	(5,091)	—	(5,091)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(188)	8,133	—	7,945
CASH AND CASH EQUIVALENTS, beginning of period	187	35,752	—	35,939
CASH AND CASH EQUIVALENTS, end of period	$(1)	$43,885	$—	$43,884

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as 2016. During the three months ended March 31, 2013 and 2012, the Company incurred expenses of approximately $2.4 million and $2.8 million, respectively, in connection with all performance rights organization agreements, including ASCAP and BMI.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had four standby letters of credit totaling $1.0 million in connection with our annual insurance policy renewals and real estate leases.

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

14.  SUBSEQUENT EVENTS:

Since April 1, 2013, and through May 10, 2013, the Company repurchased 148,100 shares of Class D common stock in the amount of $258,532 at an average price of $1.75 per share and 1,700 shares of Class A common stock in the amount of $2,985 at an average price of $1.76 per share. As of May 10, 2013, the Company had approximately $200,000 available under its 2013 Repurchase Authorization.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012.

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

During the three months ended March 31, 2013, approximately 50.5% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, approximately 38.3% of our net revenue was generated from local advertising and approximately 35.1% was generated from national advertising, including network advertising. In comparison, during the three months ended March 31, 2012, approximately 51.8% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, approximately 38.3% of our net revenue was generated from local advertising and approximately 31.4% was generated from national advertising, including network advertising. Our cable television segment generated approximately 36.3% and 31.3% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest income, interest expense, noncontrolling interests in income (loss) of subsidiaries, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, station operating income is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Our measure of station operating income may not be comparable to similarly titled measures of other companies as our definition includes the results of all four segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net loss plus (1) depreciation, amortization, income taxes, interest expense, noncontrolling interest in income of subsidiaries, impairment of long-lived assets, stock-based compensation, loss from discontinued operations, net of tax, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, as well as our equity in (income) loss of our affiliated company, gain on retirements of debt, and any discontinued operations. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except margin data)

Net revenue	$99,112	$102,964
Station operating income	35,930	33,097
Station operating income margin	36.3%	32.1%
Consolidated net loss attributable to common stockholders	$(18,106)	$(79,242)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Consolidated net loss attributable to common stockholders	$(18,106)	$(79,242)
Add back non-station operating income items included in consolidated net loss:
Interest income	(40)	(22)
Interest expense	22,246	23,747
Provision for income taxes	6,681	65,254
Corporate selling, general and administrative, excluding stock-based compensation	9,448	9,566
Stock-based compensation	43	44
Other income, net	(40)	(7)
Depreciation and amortization	9,540	9,685
Noncontrolling interests in income of subsidiaries	5,691	4,057
Impairment of long-lived assets	1,370	—
(Income) loss from discontinued operations, net of tax	(903)	15
Station operating income	$35,930	$33,097

 The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(18,106)	$(79,242)
Add back non-station operating income items included in consolidated net loss:
Interest income	(40)	(22)
Interest expense	22,246	23,747
Provision for income taxes	6,681	65,254
Depreciation and amortization	9,540	9,685
EBITDA	$20,321	$19,422
Stock-based compensation	43	44
Other income, net	(40)	(7)
Noncontrolling interests in income of subsidiaries	5,691	4,057
Impairment of long-lived assets	1,370	—
(Income) loss from discontinued operations, net of tax	(903)	15
Adjusted EBITDA	$26,482	$23,531

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 (In thousands)

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$99,112	$102,964	$(3,852)	(3.7)%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,473	31,112	(639)	(2.1)
Selling, general and administrative, excluding stock-based compensation	32,709	38,755	(6,046)	(15.6)
Corporate selling, general and administrative, excluding stock-based compensation	9,448	9,566	(118)	(1.2)
Stock-based compensation	43	44	(1)	(2.3)
Depreciation and amortization	9,540	9,685	(145)	(1.5)
Impairment of long-lived assets	1,370	—	1,370	100.0
Total operating expenses	83,583	89,162	(5,579)	(6.3)
Operating income	15,529	13,802	1,727	12.5
Interest income	40	22	18	81.8
Interest expense	22,246	23,747	(1,501)	(6.3)
Other income, net	(40)	(7)	33	471.4
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(6,637)	(9,916)	(3,279)	(33.1)
Provision for income taxes	6,681	65,254	(58,573)	(89.8)
Net loss from continuing operations	(13,318)	(75,170)	(61,852)	(82.3)
Income (loss) from discontinued operations, net of tax	903	(15)	(918)	(6,120.0)
Consolidated net loss	(12,415)	(75,185)	(62,770)	(83.5)
Net income attributable to noncontrolling interests	5,691	4,057	1,634	40.3
Net loss attributable to common stockholders	$(18,106)	$(79,242)	$(61,136)	(77.2)%

 Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$99,112	$102,964	$(3,852)	(3.7)%

During the three months ended March 31, 2013, we recognized approximately $99.1 million in net revenue compared to approximately $103.0 million during the same period in 2012. These amounts are net of agency and outside sales representative commissions, which were approximately $6.9 million during the three months ended March 31, 2013, compared to approximately $7.1 million during the same period in 2012. We recognized approximately $36.0 million and $32.2 million of revenue from our Cable Television segment during the three months ended March 31, 2013, and 2012, respectively. Effective January 1, 2013, the Company transferred its syndication operations to Reach Media. Adjusting for the impact of moving our syndicated programming to Reach Media, net revenues from our Radio Broadcasting segment for the quarter ended March 31, 2013, increased 1.4% from the same period in 2012. Furthermore, adjusting for the timing difference for the Company’s annual Gospel Cruise event held in March 2012 versus during the second quarter of 2013, our core radio revenue from our stations increased 4.9% for the quarter ended March 31, 2013, compared to the same period in 2012. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in increased 0.3% in total revenues. We experienced net revenue growth most significantly in our Atlanta, Baltimore, Houston and Philadelphia markets, with our Cincinnati and Indianapolis markets experiencing the most significant declines. Adjusting for the impact of moving our syndicated programming to Reach Media, Reach Media’s net revenues decreased 44.0% in the first quarter of 2013 compared to the same period in 2012 primarily due to the timing of the “Tom Joyner Fantastic Voyage” which took place during March 2012 and generated revenue of approximately $5.9 million for Reach Media for the three months ended March 31, 2012. Furthermore, adjusting for the timing difference for the “Tom Joyner Fantastic Voyage,” Reach Media’s revenue decreased 13.9% for the quarter ended March 31, 2013, compared to the same period in 2012. The Company’s annual Gospel getaway and Reach Media’s event will take place during the second quarter of 2013. Net revenues for our internet business decreased 12.7% for the three months ended March 31, 2013, compared to the same period in 2012 driven by a decrease in direct revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$30,473	$31,112	$(639)	(2.1)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Our Cable Television segment incurred an increase in programming and technical expenses primarily related to higher content amortization for the three months ended March 31, 2013, compared to the same period in 2012 as TV One continues to expand its programming content. This increase in expense was more than offset by declines in our combined Radio Broadcasting and Reach Media segments, primarily due to lower music royalties.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$32,709	$38,755	$(6,046)	(15.6)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decreased expense for the three months ended March 31, 2013, compared to the same period in 2012 is due to timing of the Company’s annual Gospel Cruise scheduled to be held in the second quarter of 2013 versus March 2012. In addition, Reach Media incurred approximately $4.9 million of selling, general and administrative expenses associated with the “Tom Joyner Fantastic Voyage,” held during March 2012.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$9,448	$9,566	$(118)	(1.2)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Payroll related decreases of corporate selling, general and administrative expenses at our Reach Media segment were partially offset by an increase at our Cable Television segment due to higher bad debt expenses.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$9,540	$9,685	$(145)	(1.5)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2013, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$1,370	$—	$1,370	100.0%

The impairment of long-lived assets for the three months ended March 31, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Cincinnati radio broadcasting licenses.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$22,246	$23,747	$(1,501)	(6.3)%

Interest expense decreased to approximately $22.2 million for the three months ended March 31, 2013, compared to approximately $23.7 million for the same period in 2012. The primary driver of the decrease was that through May 15, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis. The PIK Election expired on May 15, 2012, and interest accruing from and after May 15, 2012, accrues at a rate of 12 1/2% and is payable in cash.

Provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$6,681	$65,254	$(58,573)	(89.8)%

For the three months ended March 31, 2013, the provision for income taxes was approximately $6.7 million, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. Because our tax expense does not have a correlation to our pre-tax earnings, changes in those earnings can have a significant impact on the income tax expense we recognize. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the three month period ended March 31, 2013. Accordingly, the Company used the actual effective tax rate as of March 31, 2013. This is a change from the method to calculate the income tax provision of $65.3 million during the period ended March 31, 2012, which was based on the estimated annual effective tax rate.

Income (loss) from discontinued operations, net of tax

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$903	$(15)	$(918)	(6,120.0)%

Income (loss) from discontinued operations, net of tax, includes the results of operations for our sold radio stations (or stations subject to a local marketing agreement). Income from discontinued operations, net of tax, was $903,000 for the quarter ended March 31, 2013, compared to a loss from discontinued operations, net of tax, of $15,000 for the same period in 2012. The activity for the three months ended March 31, 2013, resulted primarily from the sale of our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) in February 2013 which resulted in a gain of $893,000. The income (loss) from discontinued operations, net of tax, includes no tax provision for the three months ended March 31, 2013 and 2012.

Noncontrolling interests in income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$5,691	$4,057	$1,634	40.3%

The increase in noncontrolling interests in income of subsidiaries was due primarily to greater net income generated by TV One during the three months ended March 31, 2013, compared to the same period in 2012.

Other Data

Station operating income

Station operating income increased to approximately $35.9 million for the three months ended March 31, 2013, compared to approximately $33.1 million for the comparable period in 2012, an increase of $2.8 million or 8.6%. This increase was primarily due to greater TV One station operating income for the three months ended March 31, 2013, versus the same period in 2012, due to a larger number of subscribers as well as organic growth. TV One generated approximately $17.6 million of station operating income during the quarter ended March 31, 2013, compared to $14.0 million during the quarter ended March 31, 2012.

Station operating income margin

Station operating income margin increased to 36.3% for the three months ended March 31, 2013, from 32.1% for the comparable period in 2012. The margin increase was primarily attributable to TV One’s greater station operating margin of 49.0% for the three months ended March 31, 2013, compared to 43.6% for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million senior bank term debt that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modifies financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increases the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extends the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015;
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015;
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2013, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of March 31, 2013		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$86.6

Pro Forma Last Twelve Months Interest Expense (In millions)	$68.7

Senior Debt (In millions)	$352.4
Total Debt (In millions)	$679.4

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.07	x	4.50	x	0.43	x

Total Leverage
Total Debt / Covenant EBITDA	7.84	x	8.50	x	0.66	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.26	x	1.10	x	0.16	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results and related debt of TV One.

As of March 31, 2013, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement, as amended, is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for the three months ended March 31, 2013. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of March 31, 2013, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, approximately $24.0 million was available to be borrowed.

As of March 31, 2013, the Company had outstanding approximately $376.3 million on its term credit facility. During the quarter ended March 31, 2013, the Company repaid approximately $1.0 million under the 2011 Credit Agreement, as amended. According to the terms of the Credit Agreement, as amended, there was no term loan principal repayment based on its December 31, 2012 excess cash flow calculation. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016 in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6⅜% senior subordinated notes due 2013 (the “2013 Notes” and together with the 2011 Notes, the “Prior Notes”). We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of March 31, 2013, the Company had outstanding $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $327.0 million and a fair value of approximately $328.7 million as of March 31, 2013. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes that mature in February 2013, were due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012, such interest accrues at a rate of 12 1/2% payable in cash.

Interest on the 12 1/2%/15% Senior Subordinated Notes due May 2016 accrued from the date of original issuance or, if interest had already been paid, from the date it was most recently paid.  Interest accrues for each quarterly period at a rate of 12 1/2% for such quarterly period that interest is paid fully in cash.  However, during the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind by issuance of additional 12 1/2%/15% Senior Subordinated Notes due May 2016 (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12 1/2%/15% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement, as amended.

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2013:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$376.3	7.50%
12 1/2%/15% Senior Subordinated Notes (fixed rate)	$327.0	15.00%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%

(1)	Subject to variable Libor plus a spread currently at 7.50% and incorporated into the applicable interest rate set forth above.

TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2013 and 2012:

	2013	2012
	(In thousands)

Net cash flows provided by operating activities	$3,804	$12,485
Net cash flows (used in) provided by investing activities	$(3,548)	$551
Net cash flows used in financing activities	$(11,085)	$(5,091)

Net cash flows provided by operating activities were approximately $3.8 million for the three months ended March 31, 2013, compared to net cash flows provided by operating activities of approximately $12.5 million for the three months ended March 31, 2012. Cash flows from operating activities for the three months ended March 31, 2013, decreased from the prior year primarily due to  higher cash interest payments in the first quarter of 2013 and additional payments for content assets as compared to the same period in 2012.

Net cash flows used in investing activities were approximately $3.5 million compared to net cash flows provided by investing activities of $551,000 for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $2.2 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively. Proceeds from sales of investment securities were $503,000 and approximately $3.9 million for the three months ended March 31, 2013 and 2012, respectively. Purchases of investment securities were approximately $1.8 million and $348,000 for the three months ended March 31, 2013 and 2012, respectively.

Net cash flows used in financing activities were approximately $11.1 million and $5.1 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, we repaid approximately $1.7 million and $965,000, respectively, in outstanding debt. During the three months ended March 31, 2013 and 2012, respectively, we capitalized $23,000 and $13,000 of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities. TV One paid approximately $7.8 million and $4.1 million in dividends to noncontrolling interest shareholders for the quarter ended March 31, 2013 and 2012, respectively. In addition, during the three months ended March 31, 2013, we repurchased $11,026 of our Class A Common Stock and $1,514,903 of our Class D Common Stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K, as amended by Form 10-K/A. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2012, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2012.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2013, we had approximately $672.6 million in broadcast licenses and $272.0 million in goodwill, which totaled $944.6 million, and represented approximately 65.5% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded an impairment charge of approximately $1.4 million against our radio broadcasting licenses during the three months ended March 31, 2013. We did not record any impairment charges for the three months ended March 31, 2012.

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units. The testing for radio broadcasting licenses is performed at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one geographical market. We use the income approach to value broadcasting licenses, which involves a 10-year model that incorporates several variables, including, but not limited to: (i) estimated discounted cash flows of a hypothetical market participant; (ii) estimated radio market revenue and growth projections; (iii) estimated market share and revenue for the hypothetical participant; (iv) likely media competition within the market; (v) estimated start-up costs and losses incurred in the early years; (vi) estimated profit margins and cash flows based on market size and station type; (vii) anticipated capital expenditures; (viii) probable future terminal values; (ix) an effective tax rate assumption; and (x) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Since our October 2012 annual assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

During the first quarter of 2013, the total market revenue growth for one of our markets was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of that market’s radio broadcasting licenses, which we performed as of March 31, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses. There were no impairment indicators present for any of our other radio broadcasting licenses. During the second quarter of 2012, the total market revenue growth for certain markets was below that used in our 2011 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of June 30, 2012. The Company recorded an impairment charge of $313,000 related to our Charlotte radio broadcasting licenses. The remaining radio broadcasting licenses that were tested during the second quarter of 2012 were not impaired. The Company completed its annual impairment testing as of October 1, 2012, and concluded that our radio broadcasting licenses were not impaired. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual impairment assessments and interim impairment assessments where impairment was identified, since January 2012.

Radio Broadcasting Licenses	June 30,	October 1,	March 31,
	2012 (a)	2012	2013 (a)

Pre-tax impairment charge (in millions)	$0.3	$—	$1.4

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	1.0% -3.0%	1.0% -2.0%	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.0% -2.0%	1.5%
Mature Market Share Range	5.8% - 15.6%	0.7% - 27.4%	8.6%
Operating Profit Margin Range	29.1% - 48.0%	19.6% - 47.7%	31.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of December 31, 2012, we had 20 reporting units, which were comprised of the 16 radio markets that we own and/or operate and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media, Interactive One or TV One.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013, and it did not have a significant impact on the Company’s financial statements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million senior bank term debt that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $327.0 million in our 12 1/2%/15% Senior Subordinated Notes due May 2016. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as 2016. During the three months ended March 31, 2013 and 2012, the Company incurred expenses of approximately $2.4 million and $2.8 million, respectively, in connection with all performance rights organization agreements, including ASCAP and BMI.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 18 years.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Remainder of 2013	2014	2014	2016	2017	2018 and Beyond	Total
	(In thousands)
12 1/2%/15% Senior Subordinated Notes(1)	$30,659	$40,879	$40,879	$339,980	$–	$–	$452,397
Credit facilities(2)	24,566	31,979	31,691	372,770	–	–	461,006
Other operating contracts / agreements(3)	50,172	45,896	18,113	4,908	425	408	119,922
Operating lease obligations	7,532	8,374	7,250	6,601	5,863	14,667	50,287
Senior Secured Notes(4)	8,925	11,900	11,900	121,777	–	–	154,502
Total	$121,854	$139,028	$109,833	$846,036	$6,288	$15,075	$1,238,114

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of March 31, 2013.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2013.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had four standby letters of credit totaling $1.0 million in connection with our annual insurance policy renewals and real estate leases.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended March 31, 2013 and 2012, Radio One paid $0 and $1,000, respectively, to or on behalf of Music One, primarily for talent appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2013 and 2012, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three months ended March 31, 2013 and 2012.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2012.  Our exposure related to market risk has not changed materially since December 31, 2012.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012 (the “2012 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2012 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factors set forth below are in addition to those in the 2012 Annual Report.

Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise customer information and expose us to liability, possibly causing our business and reputation to suffer.

Any internal technology error or failure impacting systems hosted internally at our data centers or externally at third party locations, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data may also be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial and reputational consequences to our business.

In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our customers and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to customers', employees' or business partners' information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could adversely affect our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson

Executive Vice President and

Chief Financial Officer

(Principal Accounting Officer)

May 13, 2013

