Form 10-Q
period 2013-06-30
RADIO ONE, INC.
filed 2013-08-19
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Class A Common Stock, $.001 Par Value	2,687,191
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	38,900,738

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

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013		2012
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$119,602	$105,830	$218,714		$208,794
OPERATING EXPENSES:
Programming and technical	32,897	32,916	63,370		64,028
Selling, general and administrative, including stock-based compensation of $10 and $15, and $24 and $32, respectively	41,017	31,537	73,740		70,309
Corporate selling, general and administrative, including stock-based compensation of $37 and $31, and $66 and $58, respectively	8,012	9,855	17,489		19,448
Depreciation and amortization	9,467	9,742	19,007		19,427
Impairment of long-lived assets	9,800	313	11,170		313
Total operating expenses	101,193	84,363	184,776		173,525
Operating income	18,409	21,467	33,938		35,269
INTEREST INCOME	102	25	142		47
INTEREST EXPENSE	22,406	22,928	44,652		46,675
OTHER (INCOME) EXPENSE, net	(30)	610	(70)		603
Loss before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and income from discontinued operations	(3,865)	(2,046)	(10,502)		(11,962)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	4,702	(48,491)	11,383		16,763
Net (loss) income from continuing operations	(8,567)	46,445	(21,885)		(28,725)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	15	20	918		5
CONSOLIDATED NET (LOSS) INCOME	(8,552)	46,465	(20,967)		(28,720)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,662	3,797	11,353		7,854
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,214)	$42,668	$(32,320)		$(36,574)

BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.29)	$0.85	$(0.67)		$(0.73)
Discontinued operations, net of tax	0.00	0.00	0.02		0.00
Net (loss) income attributable to common stockholders	$(0.29)	$0.85	$(0.66)	*	$(0.73)

DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.29)	$0.85	$(0.67)		$(0.73)
Discontinued operations, net of tax	0.00	0.00	0.02		0.00
Net (loss) income attributable to common stockholders	$(0.29)	$0.85	$(0.66)	*	$(0.73)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,737,941	50,006,085	49,299,953		49,997,752
Diluted	48,737,941	50,124,418	49,299,953		49,997,752

* Per share amounts do not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(8,552)	$46,465	$(20,967)	$(28,720)
NET CHANGE IN UNREALIZED (LOSS) GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	(82)	23	(102)	120
COMPREHENSIVE (LOSS) INCOME	(8,634)	46,488	(21,069)	(28,600)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,662	3,797	11,353	7,854
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,296)	$42,691	$(32,422)	$(36,454)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,223	$57,255
Short-term investments	3,193	1,597
Trade accounts receivable, net of allowance for doubtful accounts of $3,996 and $3,631, respectively	95,173	81,912
Prepaid expenses	3,114	5,059
Current portion of content assets	28,823	27,723
Other current assets	2,404	2,051
Current assets from discontinued operations	127	127
Total current assets	173,057	175,724
CONTENT ASSETS, net	45,512	38,981
PROPERTY AND EQUIPMENT, net	35,971	35,282
GOODWILL	272,037	272,037
RADIO BROADCASTING LICENSES	662,824	673,994
LAUNCH ASSETS, net	17,547	22,530
OTHER INTANGIBLE ASSETS, net	218,140	234,001
OTHER ASSETS	2,330	3,080
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,391	4,566
Total assets	$1,428,809	$1,460,195
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,330	$5,410
Accrued interest	5,989	5,849
Accrued compensation and related benefits	9,457	11,165
Current portion of content payables	14,294	17,694
Other current liabilities	14,789	16,163
Current portion of long-term debt	3,840	4,587
Current liabilities from discontinued operations	189	107
Total current liabilities	56,888	60,975
LONG-TERM DEBT, net of current portion and original issue discount	812,948	814,131
CONTENT PAYABLES, net of current portion	10,402	11,163
OTHER LONG-TERM LIABILITIES	18,965	18,303
DEFERRED TAX LIABILITIES	199,250	188,249
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	13	23
Total liabilities	1,098,466	1,092,844

REDEEMABLE NONCONTROLLING INTEREST	11,865	12,853

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,688,291 and 2,719,860 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 39,413,038 and 41,421,667 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	39	41
Accumulated other comprehensive loss	(204)	(102)
Additional paid-in capital	1,003,819	1,006,873
Accumulated deficit	(895,341)	(863,021)
Total stockholders’ equity	108,322	143,800
Noncontrolling interest	210,156	210,698
Total equity	318,478	354,498
Total liabilities, redeemable noncontrolling interest and equity	$1,428,809	$1,460,195

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTEREST
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
						(In Thousands)
BALANCE, as of December 31, 2012	$—	$3	$3	$3	$41	$(102)	$1,006,873	$(863,021)	$210,698	$354,498
Consolidated net (loss) income	—	—	—	—	—	—	—	(32,320)	11,230	(21,090)
Net change in unrealized loss on investment activities, net of tax	—	—	—	—	—	(102)	—	—	—	(102)
Repurchase of 31,569 shares of Class A common stock	—	—	—	—	—	—	(68)	—	—	(68)
Repurchase of 2,118,274 shares of Class D common stock	—	—	—	—	(2)	—	(4,187)	—	—	(4,189)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(11,772)	(11,772)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	1,111	—	—	1,111
Stock-based compensation expense	—	—	—	—	—	—	90	—	—	90
BALANCE, as of June 30, 2013	$—	$3	$3	$3	$39	$(204)	$1,003,819	$(895,341)	$210,156	$318,478

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(20,967)	$(28,720)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,007	19,427
Amortization of debt financing costs	2,650	1,520
Amortization of content assets	19,938	18,240
Amortization of launch assets	4,983	4,979
Deferred income taxes	11,001	17,231
Impairment of long-lived assets	11,170	313
Stock-based compensation	90	90
Non-cash interest	—	14,235
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(13,261)	(4,191)
Prepaid expenses and other assets	1,592	3,828
Other assets	725	266
Accounts payable	2,920	481
Accrued interest	140	(775)
Accrued compensation and related benefits	(1,708)	(46)
Income taxes payable	—	(868)
Other liabilities	(874)	1,345
Payments for content assets	(31,730)	(29,132)
Net cash flows used in operating activities of discontinued operations	(753)	(41)
Net cash flows provided by operating activities	4,923	18,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,858)	(6,712)
Proceeds from sales of investment securities	753	5,567
Purchases of investment securities	(2,130)	(530)
Proceeds from sale of discontinued operations	4,000	—
Net cash flows used in investing activities	(3,235)	(1,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	(747)	—
Repayment of credit facility	(1,921)	(3,889)
Debt refinancing and modification costs	(23)	(17)
Repurchase of common stock	(4,257)	—
Payment of dividends to noncontrolling interest members of TV One	(11,772)	(5,780)
Net cash flows used in financing activities	(18,720)	(9,686)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,032)	6,821
CASH AND CASH EQUIVALENTS, beginning of period	57,255	35,939
CASH AND CASH EQUIVALENTS, end of period	$40,223	$42,760

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$41,735	$31,015
Income taxes, net	$81	$347

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

 Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.3% controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we own with an affiliate of Comcast Corporation; our 80.0% controlling ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show and our other syndicated programming assets; and our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment websites, including News One, UrbanDaily and HelloBeautiful and online social networking websites, including BlackPlanet, MiGente and Asian Avenue. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

As of June 2011, our remaining Boston radio station was made the subject of a local marketing agreement (“LMA”) whereby we have made available, for a fee, air time on this station to another party. In addition, beginning as of November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was also made the subject of an LMA, and on February 15, 2013, the Company sold that station’s assets.  The remaining assets and liabilities of stations sold and stations that we do not operate as they are the subject of an LMA have been classified as discontinued operations as of June 30, 2013 and December 31, 2012, and the results from operations of those stations for the three and six months ended June 30, 2013 and 2012, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. (See Note 9 – Segment Information.)

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

(c)  Financial Instruments

Financial instruments as of June 30, 2013, and December 31, 2012, consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt and redeemable noncontrolling interest. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2013 and December 31, 2012, respectively, except for the Company’s outstanding senior subordinated notes. The 6 3/8% Senior Subordinated Notes which were due and paid in full in February 2013 had a carrying value of $747,000 and a fair value of approximately $740,000 as of December 31, 2012. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $327.0 million as of June 30, 2013, and a carrying value of approximately $327.0 million and a fair value of approximately $293.5 million as of December 31, 2012. The fair values, classified as Level 2, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 are classified as Level 3 since they are not market traded financial instruments.

(d)  Revenue Recognition

Within our Radio Broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our Radio Broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $8.3 million and $9.2 million for the three months ended June 30, 2013 and 2012, respectively. Agency and outside sales representative commissions were approximately $15.2 million and $16.4 million for the six months ended June 30, 2013 and 2012, respectively.

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

(e) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 10.9 years at each of June 30, 2013, and December 31, 2012. The remaining weighted-average amortization period for launch support is 1.9 years and 2.4 years as of June 30, 2013, and December 31, 2012, respectively. For the three and six months ended June 30, 2013, launch asset amortization of approximately $2.5 million and $5.0 million, respectively, was recorded as a reduction to revenue. For the three and six months ended June 30, 2012, launch asset amortization of approximately $2.4 million and $4.9 million, respectively, was recorded as a reduction to revenue.

(f)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2013 and 2012, barter transaction revenues were $558,000 and $711,000, respectively. For the six months ended June 30, 2013 and 2012, barter transaction revenues were approximately $1.2 million and $1.4 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $540,000 and $670,000 and $18,000 and $41,000, for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $1.1 million and $1.4 million and $86,000 and $83,000, respectively.

(g) Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock (Classes A, B, C and D) outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  The Company’s potentially dilutive securities include stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In Thousands)
Numerator:
Net (loss) income attributable to common stockholders	$(14,229)	$42,648	$(33,238)	$(36,579)
Denominator:
Denominator for basic net (loss) income per share - weighted average outstanding shares	48,737,941	50,006,085	49,299,953	49,997,752
Effect of dilutive securities:
Stock options and restricted stock	—	118,333	—	—
Denominator for diluted net (loss) income per share - weighted-average outstanding shares	48,737,941	50,124,418	49,299,953	49,997,752

Net (loss) income attributable to common stockholders per share - basic	$(0.29)	$0.85	$(0.67)	$(0.73)
Net (loss) income attributable to common stockholders per share - diluted	$(0.29)	$0.85	$(0.67)	$(0.73)

All stock options and restricted stock awards were excluded from the diluted calculation for the three and six months ended June 30, 2013, and for the six months ended June 30, 2012, as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013	June 30, 2012
	(Unaudited)
	(In Thousands)

Stock options	4,630	4,630	4,712
Restricted stock	167	167	119

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

As of June 30, 2013 and December 31, 2012, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2013
Assets subject to fair value measurement:
Corporate debt securities (a)	$1,042	$1,042	$—	$—
Mutual funds (a)	2,223	2,223	—	—
Total	$3,265	$3,265	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$4,739	$—	$—	$4,739
Employment agreement award (c)	12,610	—	—	12,610
Total	$17,349	$—	$—	$17,349

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$11,865	$—	$—	$11,865

As of December 31, 2012
Assets subject to fair value measurement:
Corporate debt securities (a)	$192	$192	$—	$—
Mutual funds (a)	1,502	1,502	—	—
Total	$1,694	$1,694	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,345	$—	$—	$5,345
Employment agreement award (c)	11,374	—	—	11,374
Total	$16,719	$—	$—	$16,719

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$12,853	$—	$—	$12,853

(a)    Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b)   These balances are measured based on the estimated enterprise fair value of TV One. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. A third-party valuation firm assisted the Company in estimating TV One’s fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. There are specific unit holders for which the enterprise fair value is fixed.

(c)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. The terms of the Employment Agreement remain in effect including eligibility for the TV One award.

(d)  The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013 and 2012:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2012	$5,345	$11,374	$12,853
Distribution	(594)	—	—
Net income attributable to noncontrolling interests	—	—	123
Change in enterprise fair value	(12)	1,236	(1,111)
Balance at June 30, 2013	$4,739	$12,610	$11,865

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(12)	$(1,236)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2011	$5,096	$10,346	$20,343
Net loss attributable to noncontrolling interests	—	—	(567)
Change in enterprise fair value	—	693	(1,776)
Balance at June 30, 2012	$5,096	$11,039	$18,000

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(693)	$—

Gains (losses) included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three and six months ended June 30, 2013 and 2012.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.8%	10.8%	11.5%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.8%	10.8%	11.5%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	13.5%	11.5%	12.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	2.0%	2.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the three months ended June 30, 2013. The Company recorded an impairment charge of approximately $11.2 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the six months ended June 30, 2013. The Company recorded impairment of $313,000 related to our Charlotte radio broadcasting licenses during the three and six months ended June 30, 2012. See Note 4 – Goodwill and Radio Broadcasting Licenses.

(i) Impact of Recently Issued Accounting Pronouncements

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

In July 2012, the FASB issued ASU 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on January 1, 2013, and it did not have a significant impact on the Company’s financial statements.

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

 (j) Redeemable noncontrolling interest

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of the Company’s control either for cash and/or registered Class D Common Stock of Radio One. These interests are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interests adjusted for cumulative earnings allocations.  The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

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

(l) Content Assets

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded additional amortization expense of $0 and $508,000 as a result of evaluating its contracts for recoverability for the three and six months ended June 30, 2013 and 2012, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

(m) Derivatives

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

The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, on the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. As of June 30, 2013, the Company has no such instruments. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.

As of June 30, 2013, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company estimated the fair value of the award at June 30, 2013, to be approximately $12.6 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The terms of the Employment Agreement remain in effect including eligibility for the TV One award.

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of June 30, 2013		As of December 31, 2012
	(Unaudited)
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$12,610	Other Long-Term Liabilities	$11,374
Total derivatives		$12,610		$11,374

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended June 30,
		2013	2012
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(774)	$(343)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Six Months Ended June 30,
		2013	2012
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(1,236)	$(693)

(n) Correction of Prior Period Misclassifications

In connection with preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2013, the Company identified misclassifications in its previously filed financial statements related to the condensed consolidating financial statements of guarantors in the notes to its previously filed financial statements in its quarterly report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 10-Q”) and in its annual report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”). The misclassifications primarily relate to: (i) including TV One in the “Radio One, Inc.” column in the condensed consolidating financial statements in each of the 2012 10-K and the First Quarter 10-Q although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933; (ii) including Reach Media, Inc. (“Reach Media”) in the “Radio One, Inc.” column in the condensed consolidating financial statements in the 2012 10-K although Reach Media was a non-guarantor subsidiary for that reporting period; and (iii) after Reach Media became a guarantor under the Company’s outstanding registered notes on February 14, 2013, including Reach Media in the “Wholly-Owned Guarantor Subsidiaries” column in the condensed consolidating financial statements in the First Quarter 10-Q and the comparative period in 2012 rather than a separate column for “non-wholly owned guarantor subsidiaries”. Additionally, the Company determined separate financial statements for Reach Media should have been included in the First Quarter 10-Q because it is not wholly owned by the Company. The accompanying condensed consolidating financial statements for the current period reflect these corrections. In consultation with its audit committee, management has concluded it will amend the previously filed financial statements in its 2012 10-K and First Quarter 2013 10-Q to reflect these corrections in those filings. These changes have no impact on the Company’s consolidated financial statements, including its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for any previously reported period.

Also in connection with preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2013, the Company identified an immaterial misclassification related to the cash flow statement presentation in its previously filed interim consolidated financial statements as of and for the three month period ended March 31, 2013. The Company improperly classified proceeds from the sale of its Columbus station (WJKR-FM) as cash flows from discontinued operations within operating activities rather than as a source of cash flows from investing activities. In connection with the filing of its Form 10-Q/A as of and for the three month period ended March 31, 2013, the Company intends to correct this misclassification. The impact on the financial statements was to overstate cash flows from operating activities by approximately $4.0 million and understate cash flows from investing activities by approximately $4.0 million for the three month period ended March 31, 2013. The misclassification had no effect on operating cash flows from continuing operations. Further, the misclassification had no effect on the Company’s consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive loss or consolidated statement of changes in equity as of and for the three month period ended March 31, 2013.

2.  ACQUISITIONS AND DISPOSITIONS:

On February 15, 2013, the Company closed on the sale of the assets of its Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) to Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”).  The Company sold the assets of WJKR for $4 million and recognized a gain on the sale of $893,000 during the six months ended June 30, 2013.

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

On October 20, 2011, we entered into an LMA with WGPR, Inc. (“WGPR”). Pursuant to the LMA, beginning as of October 24, 2011, we began to broadcast programs produced, owned or acquired by Radio One on WGPR’s Detroit radio station, WGPR-FM. We pay certain operating costs of WGPR-FM, and in exchange we will retain all revenues from the sale of the advertising within the programming we provide. The LMA continues until December 31, 2014, and we have two successive 1-year options for a 4th year and a 5th year that would extend the term until December 31, 2015 and December 31, 2016, respectively. Under the terms of the LMA, WGPR has also granted us certain rights of first negotiation and first refusal, with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the LMA.

3.  DISCONTINUED OPERATIONS:

As of June 2011, our remaining Boston radio station was made the subject of an LMA whereby we made available, for a fee, air time on this station to another party. As of November 2012, our Columbus, Ohio radio station operating under the call letters WJKR was made the subject of an LMA and was subsequently sold on February 15, 2013. The remaining assets and liabilities of stations sold and stations that we do not operate as they are the subject of an LMA have been reclassified as discontinued operations as of June 30, 2013, and December 31, 2012. Thus, stations sold and stations that we do not operate that are the subject of an LMA results from operations for the three months and six months ended June 30, 2013 and 2012, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for the stations sold and stations that we do not operate that are the subject of an LMA and are classified as discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)

Net revenue	$—	$85	$—	$163
Station operating expenses	65	137	130	302
Depreciation and amortization	11	18	23	36
Interest income	91	90	178	180
Gain on sale of assets	—	—	893	—
Income from discontinued operations, net of tax	$15	$20	$918	$5

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$127	$127
Total current assets	127	127
Intangible assets, net	1,202	4,302
Property and equipment, net	189	264
Total assets	$1,518	$4,693
Current liabilities:
Other current liabilities	$189	$107
Total current liabilities	189	107
Long-term liabilities	13	23
Total liabilities	$202	$130

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

During the first and second quarters of 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain market’s radio broadcasting licenses, which we performed as of March 31, 2013, and June 30, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. The remaining radio broadcasting licenses that were tested during the second quarter of 2013 were not impaired.

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

	June 30,	October 1,	March 31,	June 30,
Radio Broadcasting Licenses	2012 (a)	2012	2013 (a)	2013 (a)

Pre-tax impairment charge (in millions)	$0.3	$—	$1.4	$9.8

Discount Rate	10.0%	10.0%	10.0%	10.5%
Year 1 Market Revenue Growth Rate Range	1.0% -3.0%	1.0% -2.0%	1.0%	2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.0% -2.0%	1.5%	1.5% -2.0%
Mature Market Share Range	5.8% - 15.6%	0.7% - 27.4%	8.6%	8.6% - 15.1%
Operating Profit Margin Range	29.1% - 48.0%	19.6% - 47.7%	31.4%	32.6% - 34.4%

(a)	Reflects only key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. The Company is not applying the qualitative assessment as allowed by ASU 2011-08. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media, Interactive One or TV One. Due to the fact that there was an impairment charge recognized for certain FCC licenses, we deemed to that to be an impairment indicator and as such, we performed an interim analysis for certain radio markets’ goodwill. No goodwill impairment was noted during the three or six months ended June 30, 2013. There were no impairment indicators noted for the three or six months ended June 30, 2012.

5.  INVESTMENTS:

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
June 30, 2013
Corporate debt securities	$1,047	$(14)	$9	$1,042
Mutual funds	2,320	(97)	—	2,223
Total investments	$3,367	$(111)	$9	$3,265

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2012
Corporate debt securities	$85	$—	$107	$192
Mutual funds	1,512	(11)	1	1,502
Total investments	$1,597	$(11)	$108	$1,694

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
June 30, 2013
Corporate debt securities	$818	$(14)	$—	$—	$(14)
Mutual funds	2,223	(97)	—	—	(97)
Total investments	$3,041	$(111)	$—	$—	$(111)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2012
Mutual funds	$1,235	$(11)	$—	$—	$(11)
Total investments	$1,235	$(11)	$—	$—	$(11)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended June 30, 2013.

The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual maturity, are shown below.

	Amortized Cost Basis	Fair Value
	(In thousands)

Within 1 year	$1,029	$1,021
After 1 year through 5 years	18	21
Total debt securities	$1,047	$1,042

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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands)
Proceeds from sales	$250	$753	$1,708	$5,567
Gross realized gains	—	—	6	19
Gross realized losses	—	—	(33)	(98)

6.  LONG-TERM DEBT:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)

Senior bank term debt	$375,376	$377,297
6 3/8% Senior Subordinated Notes due February 2013	—	747
12 1/2%/15% Senior Subordinated Notes due May 2016	327,034	327,034
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	821,410	824,078
Less: current portion	3,840	4,587
Less: original issue discount	4,622	5,360
Long-term debt, net	$812,948	$814,131

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

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2013, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of June 30, 2013		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$92.7

Pro Forma Last Twelve Months Interest Expense (In millions)	$71.4

Senior Debt (In millions)	$356.1
Total Debt (In millions)	$683.1

Interest Coverage
Covenant EBITDA / Interest Expense	1.30	x	1.10	x	0.20	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.84	x	4.50	x	0.66	x

Total Leverage
Total Debt / Covenant EBITDA	7.37	x	8.50	x	1.13	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results and related debt of TV One.

As of June 30, 2013, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for the three months ended June 30, 2013. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of June 30, 2013, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, approximately $24.0 million was available to be borrowed.

As of June 30, 2013, the Company had outstanding approximately $375.4 million on its term credit facility. During the three and six months ended June 30, 2013, the Company repaid approximately $1.0 million and $1.9 million, respectively under the 2011 Credit Agreement, as amended. According to the terms of the Credit Agreement, as amended, there was no term loan principal repayment based on its December 31, 2012 excess cash flow calculation. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016 (the “12 1/2%/15% Senior Subordinated Notes due May 2016”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 ⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of June 30, 2013, the Company had outstanding $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $327.0 million and a fair value of approximately $327.0 million as of June 30, 2013. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes that matured in February 2013, were due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. With respect to interest accruing from and after May 15, 2012, such interest accrues at a rate of 12 1/2% payable in cash.

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

A PIK Election remained in effect until May 14, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the year ended December 31, 2012, the Company issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that was in effect through May 14, 2012.

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

Future scheduled minimum principal payments of debt as of June 30, 2013, are as follows:

	Credit Facility	Senior Subordinated Notes	TV One Senior Secured Notes	Total

July – December 2013	$1,920	$—	$—	$1,920
2014	3,840	—	—	3,840
2015	3,840	—	—	3,840
2016	365,776	327,034	119,000	811,810
Total Debt	$375,376	$327,034	$119,000	$821,410

7.  INCOME TAXES:

The Company recorded a tax expense of approximately $11.4 million on a pre-tax loss from continuing operations of approximately $10.5 million for the six month period ended June 30, 2013, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the six month period ended June 30, 2013, in accordance with ASC 740-270, "Interim Reporting."

As of June 30, 2013, the Company continues to maintain a full valuation allowance for entities, including Reach Media, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, "Accounting for Income Taxes", the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company's financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2013, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

8.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In January 2013, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s board of directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of June 30, 2013, the Company had approximately $1.3 million remaining between the two authorizations with respect to its Class A and D stock. (See Note 13 – Subsequent Events). Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended June 30, 2013, the Company repurchased 1,166,300 shares of Class D common stock in the amount of $2,673,723 at an average price of $2.29 per share and 24,419 shares of Class A common stock in the amount of $57,306 at an average price of $2.35 per share. During the six months ended June 30, 2013, the Company repurchased 2,118,274 shares of Class D common stock in the amount of $4,188,625 at an average price of $1.98 per share and 31,569 shares of Class A common stock in the amount of $68,331 at an average price of $2.16 per share. During the six months ended June 30, 2012, the Company did not repurchase any Class A Common Stock or Class D Common Stock.

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

A new stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of June 30, 2013, 4,614,627 shares of Class D common stock were available for grant under the 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended June 30, 2013 and 2012, was $47,000 and $46,000, respectively, and for each of the six months ended June 30, 2013 and 2012, was $90,000.

The Company did not grant any stock options during the six months ended June 30, 2013, or during the six months ended June 30, 2012.

Transactions and other information relating to stock options for the six months ended June 30, 2013, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,630,000	$8.17		—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	—	$—
Balance as of June 30, 2013	4,630,000	$8.17	3.28	$2,092,602
Vested and expected to vest at June 30, 2013	4,621,000	$8.19	3.27	$2,078,928
Unvested at June 30, 2013	75,000	$0.83	8.93	$112,197
Exercisable at June 30, 2013	4,555,000	$8.29	3.18	$1,980,405

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2013, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2013. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and six months ended June 30, 2013 and 2012. The number of options that vested during the three and six months ended June 30, 2013, were 108,725. The number of options that vested during the three and six months ended June 30, 2012, were 79,292 and 656,079, respectively.

As of June 30, 2013, $51,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 11 months. The stock option weighted-average fair value per share was $3.23 at June 30, 2013.

The Company granted 109,645 shares of restricted stock during the three and six months ended June 30, 2013. These restricted shares were issued to the Company’s non-executive directors as a part of their annual compensation package. Each of the five non-executive directors received 21,929 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D shares on June 14, 2013. These shares vest over a two year period in equal 50% installments. The Company did not grant shares of restricted stock during the six months ended June 30, 2012.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2013, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2012	82,000	$1.11
Grants	110,000	$2.28
Vested	(25,000)	$1.04
Forfeited/cancelled/expired	—	$—
Unvested at June 30, 2013	167,000	$1.89

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2013, $280,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 14 months.

9.  SEGMENT INFORMATION:

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

Detailed segment data for the three and six month periods ended June 30, 2013 and 2012, is presented in the following tables:

	Three Months Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$58,759	$61,673
Reach Media	18,015	8,546
Internet	6,434	4,423
Cable Television	37,729	32,254
Corporate/Eliminations/Other	(1,335)	(1,066)
Consolidated	$119,602	$105,830

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$32,881	$35,008
Reach Media	16,099	8,945
Internet	5,927	4,898
Cable Television	23,464	20,592
Corporate/Eliminations/Other	3,555	4,865
Consolidated	$81,926	$74,308

Depreciation and Amortization:
Radio Broadcasting	$1,511	$1,623
Reach Media	352	293
Internet	605	823
Cable Television	6,583	6,762
Corporate/Eliminations/Other	416	241
Consolidated	$9,467	$9,742

Impairment of Long-Lived Assets:
Radio Broadcasting	$9,800	$313
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$9,800	$313

Operating income (loss):
Radio Broadcasting	$14,567	$24,729
Reach Media	1,564	(692)
Internet	(98)	(1,298)
Cable Television	7,682	4,900
Corporate/Eliminations/Other	(5,306)	(6,172)
Consolidated	$18,409	$21,467

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$783,312	$801,340
Reach Media	34,172	29,492
Internet	32,150	32,076
Cable Television	519,189	535,344
Corporate/Eliminations/Other	59,986	61,943
Consolidated	$1,428,809	$1,460,195

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$108,616	$114,329
Reach Media	27,556	22,099
Internet	11,486	10,207
Cable Television	73,721	64,490
Corporate/Eliminations/Other	(2,665)	(2,331)
Consolidated	$218,714	$208,794

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$64,501	$70,225
Reach Media	26,446	23,308
Internet	11,480	10,362
Cable Television	44,230	40,910
Corporate/Eliminations/Other	7,942	8,980
Consolidated	$154,599	$153,785

Depreciation and Amortization:
Radio Broadcasting	$3,054	$3,227
Reach Media	640	594
Internet	1,314	1,637
Cable Television	13,217	13,511
Corporate/Eliminations/Other	782	458
Consolidated	$19,007	$19,427

Impairment of Long-Lived Assets:
Radio Broadcasting	$11,170	$313
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$11,170	$313

Operating income (loss):
Radio Broadcasting	$29,891	$40,564
Reach Media	470	(1,803)
Internet	(1,308)	(1,792)
Cable Television	16,274	10,069
Corporate/Eliminations/Other	(11,389)	(11,769)
Consolidated	$33,938	$35,269

10.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and six months ended June 30, 2013, Radio One did not make any payments, to or on behalf of Music One. During the three and six months ended June 30, 2012, Radio One paid $37,000 and $37,000, respectively, to or on behalf of Music One, primarily for talent appearances, travel reimbursement and sponsorships. For the three and six months ended June 30, 2013, the Company did not provide any advertising services to Music One. For the three and six months ended June 30, 2012, the Company provided advertising services to Music One in the amounts of $0 and $1,000, respectively. There were no cash, trade or no-charge orders placed by Music One for the six months ended June 30, 2013 and 2012.

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 6 3/8% Senior Subordinated Notes due February 2013, the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement, as amended.

On February 14, 2013, one of our subsidiaries, Reach Media, became a guarantor with respect to the 2011 Credit Agreement.  This change in status has been retrospectively reflected in the accompanying consolidating financial statements.

Set forth below are consolidating balance sheets for the Company and the Subsidiary Guarantors as of June 30, 2013, and December 31, 2012, and the related consolidating statements of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2013 and 2012. We have applied the equity method of accounting to report our investments in subsidiaries. Separate financial statements for the subsidiary guarantors are not presented (except as described below) based on management’s determination that those financial statements do not provide additional information that is material to investors.

The Radio One, Inc. column of the condensed consolidating financial statements reflects the assets directly owned by Radio One, Inc., which consist of assets for several radio markets, and also includes the FCC licenses associated with those markets whose assets are directly owned by Radio One, Inc.

The non-wholly owned subsidiaries column of the condensed consolidating financial information reflects the financial statement activity for Reach Media. The Company, through one of its guarantor subsidiaries, has an 80% ownership interest in Reach Media. We have also included separate financial statements for Reach Media for the financial statement periods covered by this filing.

The non-guarantor subsidiary column of the condensed consolidating financial information reflects the financial statement activity for TV One, LLC (“TV One”). Radio One, through one of its guarantor subsidiaries, has an approximately 51% ownership interest in TV One. The financial information within this column does not reflect the Company’s basis in TV One as the “push down” of this basis would not be required or permitted in separate financial statements of TV One.

The consolidation adjustments column reflects consolidating adjustments to: (i) eliminate the investment in subsidiaries, (ii), reflect the Company’s basis in TV One, (iii) allocate the consolidated net income to the noncontrolling interests, and (iv) eliminate intercompany transactions.

In connection with preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2013, the Company identified misclassifications in its previously filed financial statements related to the condensed consolidating financial statements of guarantors in the notes to its previously filed financial statements in its quarterly report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 10-Q”) and in its annual report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”). The misclassifications primarily relate to: (i) including TV One in the “Radio One, Inc.” column in the condensed consolidating financial statements in each of the 2012 10-K and the First Quarter 10-Q although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933; (ii) including Reach Media, Inc. (“Reach Media”) in the “Radio One, Inc.” column in the condensed consolidating financial statements in the 2012 10-K although Reach Media was a non-guarantor subsidiary for that reporting period; and (iii) after Reach Media became a guarantor under the Company’s outstanding registered notes on February 14, 2013, including Reach Media in the “Wholly-Owned Guarantor Subsidiaries” column in the condensed consolidating financial statements in the First Quarter 10-Q and the comparative period in 2012 rather than a separate column for “non-wholly owned guarantor subsidiaries”. Additionally, the Company determined separate financial statements for Reach Media should have been included in the First Quarter 10-Q because it is not wholly owned by the Company. The accompanying condensed consolidating financial statements for the current period reflect these corrections. In consultation with its audit committee, management has concluded it will amend the previously filed financial statements in its 2012 10-K and First Quarter 2013 10-Q to reflect these corrections in those filings. These changes have no impact on the Company’s consolidated financial statements, including its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for any previously reported period.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2013

	Wholly-Owned
	Guarantor	Non Wholly-Owned	Radio	Non-Guarantor	Consolidation
	Subsidiaries	Guarantor Subsidiaries	One, Inc.	Subsidiaries	Adjustments	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$35,901	$18,015	$29,517	$37,729	$(1,560)	$119,602
OPERATING EXPENSES:
Programming and technical	7,524	7,451	5,260	13,960	(1,298)	32,897
Selling, general and administrative, including stock-based compensation	15,186	7,573	10,837	7,683	(262)	41,017
Corporate selling, general and administrative, including stock-based compensation	-	1,075	5,116	1,821	-	8,012
Depreciation and amortization	1,406	352	1,126	173	6,410	9,467
Impairment of long-lived assets	1,200	-	8,600	-	-	9,800
Total operating expenses	25,316	16,451	30,939	23,637	4,850	101,193
Operating income (loss)	10,585	1,564	(1,422)	14,092	(6,410)	18,409
INTEREST INCOME	-	-	85	17	-	102
INTEREST EXPENSE	400	-	18,967	3,039	-	22,406
EQUITY IN (LOSS) INCOME OF SUBSIDIARIES	(79)	-	10,122	-	(10,043)	-
OTHER INCOME, net	1	-	29	-	-	30
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	10,107	1,564	(10,153)	11,070	(16,453)	(3,865)
PROVISION FOR INCOME TAXES	-	798	3,904	-	-	4,702
Net income (loss) from continuing operations	10,107	766	(14,057)	11,070	(16,453)	(8,567)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	15	-	-	-	-	15
CONSOLIDATED NET INCOME (LOSS)	10,122	766	(14,057)	11,070	(16,453)	(8,552)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	5,662	5,662
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,122	$766	$(14,057)	$11,070	$(22,115)	$(14,214)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2012

	Wholly-Owned
	Guarantor	Non Wholly-Owned	Radio	Non-Guarantor	Consolidation
	Subsidiaries	Guarantor Subsidiaries	One, Inc.	Subsidiaries	Adjustments	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$33,387	$8,546	$33,458	$32,254	$(1,815)	$105,830
OPERATING EXPENSES:
Programming and technical	7,470	6,004	7,590	12,879	(1,027)	32,916
Selling, general and administrative, including stock-based compensation	13,579	1,226	11,267	5,719	(254)	31,537
Corporate selling, general and administrative, including stock-based compensation	-	1,715	6,681	1,994	(535)	9,855
Depreciation and amortization	1,639	293	1,049	162	6,599	9,742
Impairment of long-lived assets	313	-	-	-	-	313
Total operating expenses	23,001	9,238	26,587	20,754	4,783	84,363
Operating income (loss)	10,386	(692)	6,871	11,500	(6,598)	21,467
INTEREST INCOME	-	2	15	8	-	25
INTEREST EXPENSE	250	-	19,639	3,039	-	22,928
EQUITY IN (LOSS) INCOME OF SUBSIDIARIES	(2,572)	-	7,591	-	(5,019)	-
OTHER (INCOME) EXPENSE, net	(7)	-	617	-	-	610
Income (loss) before benefit from income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	7,571	(690)	(5,779)	8,469	(11,617)	(2,046)
BENEFIT FROM INCOME TAXES	-	133	48,358	-	-	48,491
Net income (loss) from continuing operations	7,571	(557)	42,579	8,469	(11,617)	46,445
INCOME FROM DISCONTINUED OPERATIONS, net of tax	20	-	-	-	-	20
CONSOLIDATED NET INCOME (LOSS)	7,591	(557)	42,579	8,469	(11,617)	46,465
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	3,797	3,797
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,591	$(557)	$42,579	$8,469	$(15,414)	$42,668

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2013

	Wholly-Owned Guarantor Subsidiaries	Non Wholly-Owned Guarantor Subsidiaries	Radio One, Inc.	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$66,378	$27,556	$54,162	$73,721	$(3,103)	$218,714
OPERATING EXPENSES:
Programming and technical	15,075	14,915	10,548	25,333	(2,501)	63,370
Selling, general and administrative, including stock-based compensation	29,317	9,317	21,041	14,667	(602)	73,740
Corporate selling, general and administrative, including stock-based compensation	-	2,214	11,045	4,230	-	17,489
Depreciation and amortization	2,886	640	2,264	358	12,859	19,007
Impairment of long-lived assets	2,570	-	8,600	-	-	11,170
Total operating expenses	49,848	27,086	53,498	44,588	9,756	184,776
Operating income (loss)	16,530	470	664	29,133	(12,859)	33,938
INTEREST INCOME	-	-	115	27	-	142
INTEREST EXPENSE	763	-	37,811	6,078	-	44,652
EQUITY IN (LOSS) INCOME OF SUBSIDIARIES	(1,010)	-	15,685	-	(14,675)	-
OTHER INCOME, net	10	-	60	-	-	70
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	14,767	470	(21,287)	23,082	(27,534)	(10,502)
PROVISION FOR INCOME TAXES	-	472	10,911	-	-	11,383
Net income (loss) from continuing operations	14,767	(2)	(32,198)	23,082	(27,534)	(21,885)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	918	-	-	-	-	918
CONSOLIDATED NET INCOME (LOSS)	15,685	(2)	(32,198)	23,082	(27,534)	(20,967)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	11,353	11,353
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,685	$(2)	$(32,198)	$23,082	$(38,887)	$(32,320)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2012

	Wholly-Owned Guarantor Subsidiaries	Non Wholly-Owned Guarantor Subsidiaries	Radio One, Inc.	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$62,544	$22,099	$63,470	$64,490	$(3,809)	$208,794
OPERATING EXPENSES:
Programming and technical	15,295	11,981	14,777	24,101	(2,126)	64,028
Selling, general and administrative, including stock-based compensation	27,023	7,717	23,491	12,691	(613)	70,309
Corporate selling, general and administrative, including stock-based compensation	-	3,610	12,790	4,118	(1,070)	19,448
Depreciation and amortization	3,282	594	2,040	311	13,200	19,427
Impairment of long-lived assets	313	-	-	-	-	313
Total operating expenses	45,913	23,902	53,098	41,221	9,391	173,525
Operating income (loss)	16,631	(1,803)	10,372	23,269	(13,200)	35,269
INTEREST INCOME	-	4	29	14	-	47
INTEREST EXPENSE	499	-	40,098	6,078	-	46,675
EQUITY IN (LOSS) INCOME OF SUBSIDIARIES	(5,044)	-	11,093	-	(6,049)	-
OTHER EXPENSE, NET	-	-	602	1	-	603
Income (loss) before (benefit from) provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	11,088	(1,799)	(19,206)	17,204	(19,249)	(11,962)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	-	(624)	17,387	-	-	16,763
Net income (loss) from continuing operations	11,088	(1,175)	(36,593)	17,204	(19,249)	(28,725)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	5	-	-	-	-	5
CONSOLIDATED NET INCOME (LOSS)	11,093	(1,175)	(36,593)	17,204	(19,249)	(28,720)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	7,854	7,854
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,093	$(1,175)	$(36,593)	$17,204	$(27,103)	$(36,574)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2013

	Wholly-Owned
	Guarantor	Non Wholly-Owned	Radio	Non-Guarantor	Consolidation
	Subsidiaries	Subsidiaries Guarantor	One, Inc.	Subsidiaries	Adjustments	Consolidated
	(Unaudited)
	(In thousands)
CONSOLIDATED NET INCOME (LOSS)	$10,122	$766	$(14,057)	$11,070	$(16,453)	$(8,552)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	(82)	-	(82)
COMPREHENSIVE INCOME (LOSS)	10,122	766	(14,057)	10,988	(16,453)	(8,634)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	5,662	5,662
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,122	$766	$(14,057)	$10,988	$(22,115)	$(14,296)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2012

	Wholly-Owned	Non Wholly-Owned
	Guarantor	Guarantor	Radio	Non-Guarantor	Consolidation
	Subsidiaries	Subsidiaries	One, Inc.	Subsidiaries	Adjustments	Consolidated
	(Unaudited)
	(In thousands)
CONSOLIDATED NET INCOME (LOSS)	$7,591	$(557)	$42,579	$8,469	$(11,617)	$46,465
NET CHANGE IN UNREALIZED GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	23	-	23
COMPREHENSIVE INCOME (LOSS)	7,591	(557)	42,579	8,492	(11,617)	46,488
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	3,797	3,797
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,591	$(557)	$42,579	$8,492	$(15,414)	$42,691

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2013

	Wholly-Owned	Non Wholly-Owned
	Guarantor	Guarantor	Radio	Non-Guarantor	Consolidation
	Subsidiaries	Subsidiaries	One, Inc.	Subsidiaries	Adjustments	Consolidated
	(Unaudited)
	(In thousands)
CONSOLIDATED NET INCOME (LOSS)	$15,685	$(2)	$(32,198)	$23,082	$(27,534)	$(20,967)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	(102)	-	(102)
COMPREHENSIVE INCOME (LOSS)	15,685	(2)	(32,198)	22,980	(27,534)	(21,069)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	11,353	11,353
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,685	$(2)	$(32,198)	$22,980	$(38,887)	$(32,422)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2012

	Wholly-Owned	Non Wholly-Owned
	Guarantor	Guarantor	Radio	Non-Guarantor	Consolidation
	Subsidiaries	Subsidiaries	One, Inc.	Subsidiaries	Adjustments	Consolidated
	(Unaudited)
	(In thousands)
CONSOLIDATED NET INCOME (LOSS)	$11,093	$(1,175)	$(36,593)	$17,204	$(19,249)	$(28,720)
NET CHANGE IN UNREALIZED GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	120	-	120
COMPREHENSIVE INCOME (LOSS)	11,093	(1,175)	(36,593)	17,324	(19,249)	(28,600)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	7,854	7,854
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,093	$(1,175)	$(36,593)	$17,324	$(27,103)	$(36,454)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of June 30, 2013

	Wholly-Owned	Non-Wholly Owned
	Guarantor	Guarantor	Radio One,	Non-Guarantor	Consolidation
	Subsidiaries	Subsidiaries	Inc.	Subsidiaries	Adjustments	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$769	$3,414	$16,589	$19,451	$-	$40,223
Short-term investments	-	-	-	3,193	-	3,193
Trade accounts receivable, net of allowance for doubtful accounts	30,953	13,470	16,628	34,122	-	95,173
Prepaid expenses and other current assets	1,574	1,082	2,218	644	-	5,518
Current portion of content assets	-	-	-	28,823	-	28,823
Current assets from discontinued operations	2	-	125	-	-	127
Total current assets	33,298	17,966	35,560	86,233	-	173,057
PROPERTY AND EQUIPMENT, net	15,722	418	18,156	1,654	21	35,971
INTANGIBLE ASSETS, net	459,075	15,785	310,314	17,523	367,851	1,170,548
CONTENT ASSETS, net	-	-	-	45,512	-	45,512
INVESTMENT IN SUBSIDIARIES	149,595	-	663,636	-	(813,231)	-
OTHER ASSETS	115	3	1,815	1,058	(661)	2,330
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,391	-	-	-	-	1,391
Total assets	$659,196	$34,172	$1,029,481	$151,980	$(446,020)	$1,428,809

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,211	$968	$775	$4,376	$-	$8,330
Accrued interest	-	-	5,460	529	-	5,989
Accrued compensation and related benefits	1,658	1,074	4,335	2,390	-	9,457
Current portion of content payables	-	-	-	14,294	-	14,294
Other current liabilities	3,897	8,008	(1,516)	4,400	-	14,789
Current portion of long-term debt	-	-	3,840	-	-	3,840
Current liabilities from discontinued operations	163	-	26	-	-	189
Total current liabilities	7,929	10,050	12,920	25,989	-	56,888
LONG-TERM DEBT, net of current portion and original issue discount	-	-	693,948	119,000	-	812,948
CONTENT PAYABLES, net of current portion	-	-	-	10,402	-	10,402
OTHER LONG-TERM LIABILITIES	797	79	15,737	2,716	(364)	18,965
DEFERRED TAX LIABILITIES	-	804	198,446	-	-	199,250
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	13	-	-	-	-	13
Total liabilities	8,739	10,933	921,051	158,107	(364)	1,098,466

REDEEMABLE NONCONTROLLING INTERESTS	-	11,865	-	-	-	11,865

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	-	18	(18)	-
Common stock	-	10	48	18	(28)	48
Accumulated other comprehensive income	-	-	(96)	(108)	-	(204)
Additional paid-in capital	236,732	42,123	1,003,819	(2,500)	(276,355)	1,003,819
Retained earnings (accumulated deficit)	413,725	(30,759)	(895,341)	(3,555)	(379,411)	(895,341)
Total stockholders’ equity	650,457	11,374	108,430	(6,127)	(655,812)	108,322
Noncontrolling interest	-	-	-	-	210,156	210,156
Total Equity	650,457	11,374	108,430	(6,127)	(445,656)	318,478
Total liabilities, redeemable noncontrolling interests and equity	$659,196	$34,172	$1,029,481	$151,980	$(446,020)	$1,428,809

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2012

	Wholly-Owned	Non-Wholly Owned
	Guarantor	Guarantor	Radio One,	Non-Guarantor	Consolidation
	Subsidiaries	Subsidiaries	Inc.	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,342	$2,414	$22,512	$30,987	$-	$57,255
Short-term investments	-	-	-	1,597	-	1,597
Trade accounts receivable, net of allowance for doubtful accounts	27,468	6,788	18,494	29,162	-	81,912
Prepaid expenses and other current assets	834	3,593	1,707	976	-	7,110
Current portion of content assets	-	-	-	27,723	-	27,723
Current assets from discontinued operations	3	-	124	-	-	127
Total current assets	29,647	12,795	42,837	90,445	-	175,724
PROPERTY AND EQUIPMENT, net	14,867	469	18,035	1,807	104	35,282
INTANGIBLE ASSETS, net	462,399	16,225	320,682	22,501	380,755	1,202,562
CONTENT ASSETS, net	-	-	-	38,981	-	38,981
INVESTMENT IN SUBSIDIARIES	163,499	-	678,171	-	(841,670)	-
OTHER ASSETS	231	3	2,095	1,541	(790)	3,080
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	4,566	-	-	-	-	4,566
Total assets	$675,209	$29,492	$1,061,820	$155,275	$(461,601)	$1,460,195

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,825	$314	$1,222	$2,049	$-	$5,410
Accrued interest	-	-	5,320	529	-	5,849
Accrued compensation and related benefits	1,760	925	6,708	1,772	-	11,165
Current portion of content payables	-	-	-	17,694	-	17,694
Other current liabilities	4,023	4,216	2,625	5,299	-	16,163
Current portion of long-term debt	-	-	4,587	-	-	4,587
Current liabilities from discontinued operations	94	-	13	-	-	107
Total current liabilities	7,702	5,455	20,475	27,343	-	60,975
LONG-TERM DEBT, net of current portion and original issue discount	-	-	695,131	119,000	-	814,131
CONTENT PAYABLES, net of current portion	-	-	-	11,163	-	11,163
OTHER LONG-TERM LIABILITIES	884	122	14,833	2,828	(364)	18,303
DEFERRED TAX LIABILITIES	-	674	187,575	-	-	188,249
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	23	-	-	-	-	23
Total liabilities	8,609	6,251	918,014	160,334	(364)	1,092,844

REDEEMABLE NONCONTROLLING INTERESTS	-	12,853	-	-	-	12,853

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	-	18	(18)	-
Common stock	-	10	50	18	(28)	50
Accumulated other comprehensive income	-	-	(96)	(6)	-	(102)
Additional paid-in capital	268,560	41,135	1,006,873	21,548	(331,243)	1,006,873
Retained earnings (accumulated deficit)	398,040	(30,757)	(863,021)	(26,637)	(340,646)	(863,021)
Total stockholders’ equity	666,600	10,388	143,806	(5,059)	(671,935)	143,800
Noncontrolling interest	-	-	-	-	210,698	210,698
Total Equity	666,600	10,388	143,806	(5,059)	(461,237)	354,498
Total liabilities, redeemable noncontrolling interests and equity	$675,209	$29,492	$1,061,820	$155,275	$(461,601)	$1,460,195

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013

	Wholly-Owned	Non Wholly-Owned
	Guarantor	Guarantor	Radio	Non-Guarantor	Consolidation
	Subsidiaries	Subsidiaries	One, Inc.	Subsidiaries	Adjustments	Consolidated
	Unaudited
	(In thousands)
NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4,573)	$1,084	$6,608	$14,080	$(12,276)	$4,923
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(84)	(5,583)	(191)	-	(5,858)
Proceeds from sales of investment securities	-	-	-	753	-	753
Purchases of investment securities	-	-	-	(2,130)	-	(2,130)
Proceeds from sale of discontinued operations	4,000	-	-	-	-	4,000
Net cash flows provided by (used in) investing activities	4,000	(84)	(5,583)	(1,568)	-	(3,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	-	-	(1,921)	-	-	(1,921)
Repurchase of common stock	-	-	(4,257)	-	-	(4,257)
Repayment of senior subordinated notes	-	-	(747)	-	-	(747)
Debt refinancing and modification costs	-	-	(23)	-	-	(23)
Payment of dividends to noncontrolling interest members of TV One	-	-	-	(24,048)	12,276	(11,772)
Net cash flows (used in) provided by financing activities	-	-	(6,948)	(24,048)	12,276	(18,720)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(573)	1,000	(5,923)	(11,536)	-	(17,032)
CASH AND CASH EQUIVALENTS, beginning of period	1,342	2,414	22,512	30,987	-	57,255
CASH AND CASH EQUIVALENTS, end of period	$769	$3,414	$16,589	$19,451	$-	$40,223

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2012

	Wholly-Owned	Non Wholly-Owned
	Guarantor	Guarantor	Radio	Non-Guarantor	Consolidation
	Subsidiaries	Subsidiaries	One, Inc.	Subsidiaries	Adjustments	Consolidated
	Unaudited
	(In thousands)
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$800	$2,479	$11,459	$9,652	$(6,208)	$18,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(89)	(5,716)	(907)	-	(6,712)
Proceeds from sales of investment securities	-	-	-	5,567	-	5,567
Purchases of investment securities	-	-	-	(530)	-	(530)
Net cash flows (used in) provided by investing activities	-	(89)	(5,716)	4,130	-	(1,675)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	-	-	(3,889)	-	-	(3,889)
Debt refinancing and modification costs	-	-	(17)	-	-	(17)
Payment of dividends to noncontrolling interest members of TV One	-	-	-	(11,988)	6,208	(5,780)
Net cash flows used in financing activities	-	-	(3,906)	(11,988)	6,208	(9,686)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	800	2,390	1,837	1,794	-	6,821
CASH AND CASH EQUIVALENTS, beginning of period	33	1,683	19,361	14,862		35,939
CASH AND CASH EQUIVALENTS, end of period	$833	$4,073	$21,198	$16,656	$-	$42,760

12. COMMITMENTS AND CONTINGENCIES:

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2016. In connection with all performance rights organization agreements, including ASCAP and BMI, the Company incurred expenses of approximately $2.5 million and $4.8 million for the three and six month periods ended June 30, 2013, respectively, and approximately $2.6 million and $5.4 million, respectively, for the three and six month periods ended June 30, 2012.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had four standby letters of credit totaling $1.0 million in connection with our annual insurance policy renewals and real estate leases.

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

13.  SUBSEQUENT EVENTS:

On July 22, 2013, the Company received notice from Katz Communications, Inc. and various of its divisions and affiliates (collectively, “Katz”)  that Katz was terminating its national sales representation of the Company effective fourteen (14)   months from the date of the notice, as provided under the terms of various representation agreements and a master representation agreement.   While the termination notice would provide for a termination of the relationship between the Company and Katz effective September 23, 2014 (the “Effective Termination Date”), the parties are in continued negotiation with respect to a new sales representation agreement.  While the Company cannot guarantee that an agreement will be reached with respect to continued sales representation by Katz, the Company anticipates completing a new sales representation agreement with Katz or another sales representative prior to the Effective Termination Date and does not anticipate any interruption with respect to national sales representation.

Since July 1, 2013, and through the date of this filing, the Company repurchased 512,300 shares of Class D common stock in the amount of $1,209,108 at an average price of $2.36 per share and 1,100 shares of Class A common stock in the amount of $2,655 at an average price of $2.41 per share. As of the date of this filing, the Company had approximately $57,000 available under its repurchase authorizations.

Effective July 30, 2013, the Company changed the format of one of its Cincinnati stations.  The Company changed its 100.3 frequency from a sports format to “Old School 100.3”.

During the third quarter of 2013, TV One gave notice to the former CEO that it will buy his outstanding interest.  Subsequent to this redemption of management interest, Radio One’s ownership of TV One will increase to approximately 51.9%.

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

During the three months ended June 30, 2013 and 2012, approximately 49.3% and 55.3%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, for the three months ended June 30, 2013, approximately 35.0% of our net revenue was generated from local advertising and approximately 34.5% was generated from national advertising, including network advertising. In comparison, during the three months ended June 30, 2012, approximately 43.5% of our net revenue was generated from local advertising and approximately 33.7%, was generated from national advertising, including network advertising. Our cable television segment generated approximately 31.5% and 30.5% of our total revenue for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, approximately 49.9% and 51.6%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, for the six months ended June 30, 2013, approximately 36.5% of our net revenue was generated from local advertising and approximately 34.8% was generated from national advertising, including network advertising. In comparison, during the six months ended June 30, 2012, approximately 41.0% of our net revenue was generated from local advertising and approximately 32.6%, was generated from national advertising, including network advertising. Our cable television segment generated approximately 33.7% and 30.9% of our total revenue for the six months ended June 30, 2013 and 2012, respectively. National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest (income) expense, noncontrolling interests’ income, other (income) expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and income (loss) from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, station operating income is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Our measure of station operating income may not be comparable to similarly titled measures of other companies as our definition includes the results of all four segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) Adjusted EBITDA:   Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interest in income of subsidiaries, impairment of long-lived assets, stock-based compensation, income (loss) from discontinued operations, net of tax, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, as well as our equity in (income) loss of our affiliated company, gain on retirements of debt, and any discontinued operations. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as our definition includes the results of all four segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except margin data)

Net revenue	$119,602	$105,830	$218,714	$208,794
Station operating income	45,698	41,392	81,628	74,489
Station operating income margin	38.2%	39.1%	37.3%	35.7%
Consolidated net (loss) income attributable to common stockholders	$(14,214)	$42,668	$(32,320)	$(36,574)

The reconciliation of net income (loss)  to station operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Consolidated net (loss) income attributable to common stockholders	$(14,214)	$42,668	$(32,320)	$(36,574)
Add back non-station operating income items included in consolidated net (loss) income:
Interest income	(102)	(25)	(142)	(47)
Interest expense	22,406	22,928	44,652	46,675
Provision for (benefit from) income taxes	4,702	(48,491)	11,383	16,763
Corporate selling, general and administrative, excluding stock-based compensation	7,975	9,824	17,423	19,390
Stock-based compensation	47	46	90	90
Other (income) expense, net	(30)	610	(70)	603
Depreciation and amortization	9,467	9,742	19,007	19,427
Noncontrolling interests in income of subsidiaries	5,662	3,797	11,353	7,854
Impairment of long-lived assets	9,800	313	11,170	313
Income from discontinued operations, net of tax	(15)	(20)	(918)	(5)
Station operating income	$45,698	$41,392	$81,628	$74,489

The reconciliation of net income (loss)  to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net (loss) income attributable to common stockholders, as reported	$(14,214)	$42,668	$(32,320)	$(36,574)
Add back non-station operating income items included in consolidated net loss:
Interest income	(102)	(25)	(142)	(47)
Interest expense	22,406	22,928	44,652	46,675
Provision for (benefit from) income taxes	4,702	(48,491)	11,383	16,763
Depreciation and amortization	9,467	9,742	19,007	19,427
EBITDA	$22,259	$26,822	$42,580	$46,244
Stock-based compensation	47	46	90	90
Other (income) expense, net	(30)	610	(70)	603
Noncontrolling interests in income of subsidiaries	5,662	3,797	11,353	7,854
Impairment of long-lived assets	9,800	313	11,170	313
Income from discontinued operations, net of tax	(15)	(20)	(918)	(5)
Adjusted EBITDA	$37,723	$31,568	$64,205	$55,099

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 (In thousands)

	Three Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$119,602	$105,830	$13,772	13.0%
Operating expenses:
Programming and technical, excluding stock-based compensation	32,897	32,916	(19)	(0.1)
Selling, general and administrative, excluding stock-based compensation	41,007	31,522	9,485	30.1
Corporate selling, general and administrative, excluding stock-based compensation	7,975	9,824	(1,849)	(18.8)
Stock-based compensation	47	46	1	2.2
Depreciation and amortization	9,467	9,742	(275)	(2.8)
Impairment of long-lived assets	9,800	313	9,487	3,031.0
Total operating expenses	101,193	84,363	16,830	19.9
Operating income	18,409	21,467	(3,058)	(14.2)
Interest income	102	25	77	308.0
Interest expense	22,406	22,928	(522)	(2.3)
Other (income) expense, net	(30)	610	640	104.9
Loss before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(3,865)	(2,046)	(1,819)	(88.9)
Provision for (benefit from) income taxes	4,702	(48,491)	(53,193)	(109.7)
Net (loss) income from continuing operations	(8,567)	46,445	(55,012)	(118.4)
Income from discontinued operations, net of tax	15	20	(5)	(25.0)
Consolidated net (loss) income	(8,552)	46,465	(55,017)	(118.4)
Net income attributable to noncontrolling interests	5,662	3,797	1,865	49.1
Net (loss) income attributable to common stockholders	$(14,214)	$42,668	$(56,882)	(133.3)%

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$119,602	$105,830	$13,772	13.0%

During the three months ended June 30, 2013, we recognized approximately $119.6 million in net revenue compared to approximately $105.8 million during the same period in 2012. These amounts are net of agency and outside sales representative commissions, which were approximately $8.3 million during the three months ended June 30, 2013, compared to approximately $9.2 million for the comparable period in 2012. We recognized approximately $37.7 million and $32.3 million of revenue from our Cable Television segment during the three months ended June 30, 2013, and 2012, respectively due primarily from an increase in advertising sales. Effective January 1, 2013, the Company transferred its syndication operations from the Radio Broadcasting segment to the Reach Media segment. Adjusting for the impact of moving our syndicated programming to Reach Media, net revenues from our Radio Broadcasting segment for the quarter ended June 30, 2013, increased 0.4% from the same period in 2012. However, after further adjusting for the timing difference for the Company’s annual Gospel Cruise event held in March 2012 versus during the second quarter of 2013, our core radio revenue from our stations decreased 0.6% for the quarter ended June 30, 2013, compared to the same period in 2012. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in decreased 0.2% in total revenues. We experienced net revenue growth most significantly in our Charlotte, Columbus, Houston and Washington, DC markets, with our Cincinnati, Dallas, Detroit, Philadelphia and Raleigh markets experiencing the most significant declines. Adjusting for the impact of moving our syndicated programming to Reach Media, Reach Media’s net revenues increased 54.1% in the second quarter of 2013, compared to the same period in 2012 primarily due to the timing of the “Tom Joyner Fantastic Voyage” which took place during the three months ended June 30, 2013, and generated revenue of approximately $7.2 million for Reach Media during that time. The “Tom Joyner Fantastic Voyage” took place during the first quarter of 2012.  After further adjusting for the timing difference for the “Tom Joyner Fantastic Voyage,” Reach Media’s revenue decreased 7.2% for the quarter ended June 30, 2013, compared to the same period in 2012. Net revenues for our internet business increased 45.5% for the three months ended June 30, 2013, compared to the same period in 2012 driven primarily from a new customer agreement that didn’t previously exist.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$32,897	$32,916	$(19)	(0.1)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Our Cable Television segment incurred an increase in programming and technical expenses primarily related to higher content amortization for the three months ended June 30, 2013, compared to the same period in 2012 as TV One continues to expand its content programming. This increase was more than offset by a decrease in our combined Radio Broadcasting and Reach Media segments due primarily to lower contracted talent costs.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$41,007	$31,522	$9,485	30.1%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase for the three months ended June 30, 2013, compared to the same period in 2012 is primarily due to timing of the Company’s annual Gospel Cruise event and Reach Media’s “Tom Joyner Fantastic Voyage” event, both of which were held in the second quarter of 2013 versus the first quarter of 2012. These events generated expenses of approximately $6.7 million for the quarter ended June 30, 2013.   In addition, approximately $1.9 million of the increase in expense is due to higher marketing and promotional expenses generated by TV One. Finally, there were higher web services fees and traffic acquisition costs generated by Interactive One.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$7,975	$9,824	$(1,849)	(18.8)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate expenses was due to lower employee compensation  costs, facilities costs and research expenses at our Radio Broadcasting segment.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$9,467	$9,742	$(275)	(2.8)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2013, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$9,800	$313	$9,487	3,031.0%

The impairment of long-lived assets for the three months ended June 30, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Cincinnati, Cleveland and Philadelphia radio broadcasting licenses. The impairment of long-lived assets for the three months ended June 30, 2012, was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte radio broadcasting licenses.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$22,406	$22,928	$(522)	(2.3)%

Interest expense decreased to approximately $22.4 million for the three months ended June 30, 2013, compared to approximately $22.9 million for the same period in 2012. The primary driver of the decrease was that through May 14, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election at an all-inclusive rate of 15%, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”)   on a quarterly basis. The PIK Election expired on May 14, 2012, and interest accruing from and after May 15, 2012, accrues at a rate of 12 1/2% and is payable in cash.

Other (income)   expense, net

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$(30)	$610	$640	104.9%

Other expense, net, of $610,000 for the quarter ended June 30, 2012 was primarily due to the disposal of assets associated with the Company’s corporate office move.

Provision for (benefit from) income taxes

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$4,702	$(48,491)	$(53,193)	(109.7)%

For the three months ended June 30, 2013, the provision for income taxes was approximately $4.7 million, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. For the three months ended June 30, 2012, the benefit from income taxes of approximately $48.5 million is primarily due to adjusting the year-to-date income tax provision based on the actual effective tax rate as of June 30, 2012.  Because our income tax expense does not have a correlation to our pre-tax earnings, changes in those earnings can have a significant impact on the income tax expense we recognize. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the three month periods ended June 30, 2013 and 2012.  During the first quarter of 2012, the Company calculated the income tax provision using the estimated annual effective tax rate. The Company revised its approach and calculated the income tax provision using the actual effective tax rate to adjust the year-to-date income tax provision during the second quarter of 2012. During both the first and second quarters of 2013, the Company calculated the income tax provision using the actual effective tax rate.

Income from discontinued operations, net of tax

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$15	$20	$(5)	(25.0)%

Income from discontinued operations, net of tax, includes the results of operations for our sold radio stations (or stations subject to a local marketing agreement). Income from discontinued operations, net of tax, was $15,000 and $20,000 for the quarters ended June 30, 2013 and 2012, respectively.

Noncontrolling interests in income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$5,662	$3,797	$1,865	49.1%

The increase in noncontrolling interests in income of subsidiaries was due primarily to greater net income generated by TV One and Reach Media during the three months ended June 30, 2013, compared to the same period in 2012.

Other Data

Station operating income

Station operating income increased to approximately $45.7 million for the three months ended June 30, 2013, compared to approximately $41.4 million for the comparable period in 2012, an increase of $4.3 million or 10.4%. This increase was primarily due to greater Reach Media and TV One station operating income for the three months ended June 30, 2013, versus the same period in 2012. TV One generated approximately $16.1 million of station operating income during the quarter ended June 30, 2013, compared to $13.7 million during the quarter ended June 30, 2012, with the increase due to a larger number of subscribers as well as organic growth. Reach Media generated approximately $3.0 million of station operating income during the quarter ended June 30, 2013, compared to $2.0 million during the quarter ended June 30, 2012, primarily due to the timing of the “Tom Joyner Fantastic Voyage” held during the second quarter of 2013.

Station operating income margin

Station operating income margin decreased to 38.2% for the three months ended June 30, 2013, from 39.1% for the comparable period in 2012.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012 (In thousands)

	Six Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$218,714	$208,794	$9,920	4.8%
Operating expenses:
Programming and technical, excluding stock-based compensation	63,370	64,028	(658)	(1.0)
Selling, general and administrative, excluding stock-based compensation	73,716	70,277	3,439	4.9
Corporate selling, general and administrative, excluding stock-based compensation	17,423	19,390	(1,967)	(10.1)
Stock-based compensation	90	90	—	0.0
Depreciation and amortization	19,007	19,427	(420)	(2.2)
Impairment of long-lived assets	11,170	313	10,857	3,468.7
Total operating expenses	184,776	173,525	11,251	6.5
Operating income	33,938	35,269	(1,331)	(3.8)
Interest income	142	47	95	202.1
Interest expense	44,652	46,675	(2,023)	(4.3)
Other (income) expense, net	(70)	603	673	111.6
Loss (income) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(10,502)	(11,962)	1,460	12.2
Provision for income taxes	11,383	16,763	(5,380)	(32.1)
Net (loss) income from continuing operations	(21,885)	(28,725)	6,840	23.8
Income from discontinued operations, net of tax	918	5	913	18,260.0
Consolidated net (loss) income	(20,967)	(28,720)	7,753	27.0
Net income attributable to noncontrolling interests	11,353	7,854	3,499	44.6
Net income (loss) attributable to common stockholders	$(32,320)	$(36,574)	$4,254	11.6%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$218,714	$208,794	$9,920	4.8%

During the six months ended June 30, 2013, we recognized approximately $218.7 million in net revenue compared to approximately $208.8 million during the same period in 2012. These amounts are net of agency and outside sales representative commissions, which were approximately $15.2 million during the six months ended 2013, compared to approximately $16.4 million during the same period in 2012. We recognized approximately $73.7 million and $64.5 million of revenue from our Cable Television segment during the six months ended June 30, 2013, and 2012, respectively due primarily from an increase in advertising and affiliate sales. Effective January 1, 2013, the Company transferred its syndication operations from the Radio Broadcasting segment to the Reach Media segment. Adjusting for the impact of moving our syndicated programming to Reach Media, net revenues from our Radio Broadcasting segment for the six months ended June 30, 2013, increased 0.8% from the same period in 2012. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in increased 0.1% in total revenues. Our Charlotte, Columbus, Houston and Washington DC markets experienced the most significant net revenue growth, while our Cincinnati, Dallas, Detroit, Philadelphia and Raleigh markets experienced the most significant net revenue declines. Adjusting for the impact of moving our syndicated programming to Reach Media, Reach Media’s net revenues decreased 4.0% in the six months ended June 30, 2013, compared to the same period in 2012. Net revenue for our internet business increased 12.5% for the six months ended June 30, 2013, compared to the same period in 2012, driven primarily from a new customer agreement that didn’t previously exist.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$63,370	$64,028	$(658)	(1.0)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Our Cable Television segment incurred an increase of approximately $1.4 million in programming and technical expenses primarily related to higher content amortization for the six months ended June 30, 2013, compared to the same period in 2012 as TV One continues to expand its content programming. This increase in expense was more than offset by declines in our combined Radio Broadcasting and Reach Media segments due primarily to lower contracted talent costs.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$73,716	$70,277	$3,439	4.9%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in selling, general and administrative expenses for the six months ended June 30, 2013 is due primarily from our Cable Television and Internet segments. Our Cable Television segment generated an increase in expense of approximately $2.0 million and our Internet segment generated an increase in expense of approximately $1.0 million. Our Cable Television segment generated higher marketing and promotional expenses and our Internet segment generated higher research, web services fees and traffic acquisition costs.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$17,423	$19,390	$(1,967)	(10.1)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment Agreement. This increase was more than offset by lower employee compensation costs, rent and research expenses at our Radio Broadcasting segment.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$19,007	$19,427	$(420)	(2.2)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2013, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$11,170	$313	$10,857	3,468.7%

The impairment of long-lived assets for the six months ended June 30, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Cincinnati, Cleveland and Philadelphia radio broadcasting licenses. The impairment of long-lived assets for the six months ended June 30, 2012, was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte radio broadcasting licenses.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$44,652	$46,675	$(2,023)	(4.3)%

Interest expense decreased to approximately $44.7 million for the six months ended June 30, 2013, compared to approximately $46.7 million for the same period in 2012. The primary driver of the decrease was that through May 14, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election at an all-inclusive rate of 15%, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”)  on a quarterly basis. The PIK Election expired on May 14, 2012, and interest accruing from and after May 15, 2012, accrues at a rate of 12 1/2% and is payable in cash.

Other (income)  expense, net

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$(70)	$603	$673	111.6%

Other expense, net, of $603,000 for the six months ended June 30, 2012, was primarily due to the disposal of assets associated with the Company’s corporate office move.

Provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$11,383	$16,763	$(5,380)	(32.1)%

For the six months ended June 30, 2013 and 2012, the provision for income taxes is approximately $11.4 million and $16.8 million, respectively, based on the actual effective tax rate. The provision for income taxes is primarily attributable to the increase in the Company’s deferred tax liabilities for its indefinite-lived intangible assets.

Income from discontinued operations, net of tax

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$918	$5	$913	18,260.0%

 Income from discontinued operations, net of tax, includes the results of operations for our sold radio stations (or stations subject to a local marketing agreement). Income from discontinued operations, net of tax, was $918,000 for the six months ended June 30, 2013, compared to $5,000 for the same period in 2012. The activity for the six months ended June 30, 2013, resulted primarily from the sale of our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM)  in February 2013, which resulted in a gain of $893,000.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$11,353	$7,854	$3,499	44.6%

 The increase in noncontrolling interests in income of subsidiaries was due primarily to greater net income generated by TV One and Reach Media during the six months ended June 30, 2013, compared to the same period in 2012.

 Other Data

Station operating income

Station operating income increased to approximately $81.6 million for the six months ended June 30, 2013, compared to approximately $74.5 million for the comparable period in 2012, an increase of $7.1 million or 9.6%. This increase was primarily due to greater TV One station operating income for the six months ended June 30, 2013, versus the same period in 2012, due to a larger number of subscribers as well as organic growth. TV One generated approximately $33.7 million of station operating income during the six months ended June 30, 2013, compared to $27.7 million during the six months ended June 30, 2012.

Station operating income margin

Station operating income margin increased to 37.3% for the six months ended June 30, 2013, from 35.7% for the comparable period in 2012. The margin increase was primarily attributable to TV One’s greater station operating margin of 45.7% for six months ended June 30, 2013, compared to 43.0% for the six months ended June 30, 2012.

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

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)    maintaining a senior secured leverage ratio of no greater than:
▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)    maintaining a total leverage ratio of no greater than:
▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)    limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2013, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of June 30, 2013		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$92.7

Pro Forma Last Twelve Months Interest Expense (In millions)	$71.4

Senior Debt (In millions)	$356.1
Total Debt (In millions)	$683.1

Interest Coverage
Covenant EBITDA / Interest Expense	1.30	x	1.10	x	0.20	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.84	x	4.50	x	0.66	x

Total Leverage
Total Debt / Covenant EBITDA	7.37	x	8.50	x	1.13	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results and related debt of TV One.

As of June 30, 2013, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i)  4.50% and 5.50% on the revolving portion of the facility and (ii)  5.00% (with a base rate floor of 2.5% per annum)  and 6.00% (with a LIBOR floor of 1.5% per annum)  on the term portion of the facility. The average interest rate was 7.50% for the three months ended June 30, 2013. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of June 30, 2013, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, approximately $24.0 million was available to be borrowed.

As of June 30, 2013, the Company had outstanding approximately $375.4 million on its term credit facility. During the three and six months ended June 30, 2013, the Company repaid approximately $1.0 million and $1.9 million, respectively under the 2011 Credit Agreement, as amended. According to the terms of the Credit Agreement, as amended, there was no term loan principal repayment based on its December 31, 2012 excess cash flow calculation. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

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

As of June 30, 2013, the Company had outstanding $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $327.0 million and a fair value of approximately $327.0 million as of June 30, 2013. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes that matured in February 2013, were due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”)  on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. With respect to interest accruing from and after May 15, 2012, such interest accrues at a rate of 12 1/2% payable in cash.

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

A PIK Election remained in effect until May 14, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the year ended December 31, 2012, the Company issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that was in effect through May 14, 2012.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2013:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$370.8	7.50%
12 1/2%/15% Senior Subordinated Notes (fixed rate)	$327.0	12.50%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%

(1)	Subject to variable Libor plus a spread that is incorporated into the applicable interest rate set forth above.

TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2013 and 2012:

	2013	2012
	(In thousands)

Net cash flows provided by operating activities	$4,923	$18,182
Net cash flows used in investing activities	$(3,235)	$(1,675)
Net cash flows used in by financing activities	$(18,720)	$(9,686)

Net cash flows provided by operating activities were approximately $4.9 million and $18.2 million for the six months ended June 30, 2013 and 2012, respectively.  Cash flow from operating activities for the six months ended June 30, 2013, decreased from the prior year primarily due to an increase in the accounts receivable balance, partially due to higher revenues as well as the timing of collections.  In addition, there were higher cash payments for content assets during the first six months of 2013 compared to the same period in 2012.

Net cash flows used in investing activities were approximately $3.2 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $5.9 million and $6.7 million for the six months ended June 30, 2013 and 2012, respectively. Proceeds from sales of investment securities were $753,000 and approximately $5.6 million for the six months ended June 30, 2013 and 2012, respectively. Proceeds from sale of discontinued operations were approximately $4.0 million for the six months ended June 30, 2013. Purchases of investment securities were approximately $2.1 million and $530,000 for the six months ended June 30, 2013 and 2012, respectively.

Net cash flows used in financing activities were approximately $18.7 million and $9.7 million for the six months June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, the Company repaid approximately $1.9 million and $3.9 million, respectively, in outstanding debt. In addition, during the six months ended June 30, 2013, we repurchased $68,331 of our Class A Common Stock and $4,188,625 of our Class D Common Stock. TV One paid approximately $11.8 million and $5.8 million in dividends to noncontrolling interest shareholders for the six months ended June 30, 2013 and 2012, respectively.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2013, the Company had approximately $662.8 million in broadcast licenses and $272.0 million in goodwill, which totaled $934.8 million, and represented approximately 65.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded an impairment charge of approximately $9.8 million against our radio broadcasting licenses during the three months ended June 30, 2013, and we recorded an impairment charge of approximately $11.2 million against our radio broadcasting licenses during the six months ended June 30, 2013. We recorded an impairment charge of $313,000 against our radio broadcasting licenses during the three and six months ended June 30, 2012.

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

During the first and second quarters of 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain market’s radio broadcasting licenses, which we performed as of March 31, 2013, and June 30, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. The remaining radio broadcasting licenses that were tested during the second quarter of 2013 were not impaired.

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

	June 30,	October 1,	March 31,	June 30,
Radio Broadcasting Licenses	2012 (a)	2012	2013 (a)	2013 (a)

Pre-tax impairment charge (in millions)	$0.3	$—	$1.4	$9.8

Discount Rate	10.0%	10.0%	10.0%	10.5%
Year 1 Market Revenue Growth Rate Range	1.0% -3.0%	1.0% -2.0%	1.0%	2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.0% -2.0%	1.5%	1.5% -2.0%
Mature Market Share Range	5.8% - 15.6%	0.7% - 27.4%	8.6%	8.6% - 15.1%
Operating Profit Margin Range	29.1% - 48.0%	19.6% - 47.7%	31.4%	32.6% - 34.4%

(a)	Reflects only key assumptions used in the interim testing for certain units of accounting.

Several of the licenses in our units of accounting have no or limited excess of fair values over their respective carrying values. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of December 31, 2012, the Company had 20 reporting units, which were comprised of the 16 radio markets that we own and/or operate and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. The Company is not applying the qualitative assessment as allowed by ASU 2011-08. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media, Interactive One or TV One. Due to the fact that there was an impairment charge recognized for certain FCC licenses, we deemed to that to be an impairment indicator and as such, we performed an interim analysis for certain radio markets’ goodwill.  No goodwill impairment was noted during the three or six months ended June 30, 2013.  There were no impairment indicators noted for the three or six months ended June 30, 2012.

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

In July 2012, the FASB issued ASU 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on January 1, 2013, and it did not have a significant impact on the Company’s financial statements.

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

CAPITAL AND COMMERICAL COMMITMENTS:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through August 1, 2021. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2016. In connection with all performance rights organization agreements, including ASCAP and BMI, the Company incurred expenses of approximately $2.5 million and $4.8 million for the three and six month periods ended June 30, 2013, respectively, and approximately $2.6 million and $5.4 million, respectively, for the three and six month periods ended June 30, 2012.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	2018 and Beyond	Total
	(In thousands)
12 1/2%/15% Senior Subordinated Notes(1)	$30,659	$40,879	$40,879	$339,980	$—	$—	$452,397
Credit facilities(2)	16,414	31,982	31,694	372,770	—	—	452,860
Other operating contracts / agreements(3)	35,677	47,937	19,726	5,665	727	426	110,158
Operating lease obligations	5,373	9,131	7,774	6,917	6,184	15,508	50,887
Senior Secured Notes(4)	8,925	11,900	11,900	121,777	—	—	154,502
Total	$97,048	$141,829	$111,973	$847,109	$6,911	$15,934	$1,220,804

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2013.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2013.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had four standby letters of credit totaling $1.0 million in connection with our annual insurance policy renewals and real estate leases.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and six months ended June 30, 2013, Radio One did not make any payments, to or on behalf of Music One. During the three and six months ended June 30, 2012, Radio One paid $37,000 and $37,000, respectively, to or on behalf of Music One, primarily for talent appearances, travel reimbursement and sponsorships. For the three and six months ended June 30, 2013, the Company did not provide any advertising services to Music One. For the three and six months ended June 30, 2012, the Company provided advertising services to Music One in the amounts of $0 and $1,000, respectively. There were no cash, trade or no-charge orders placed by Music One for the six months ended June 30, 2013 and 2012.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are ineffective in reaching that level of reasonable assurance.

Remediation of an Identified Material Weakness

On August 19, 2013, the audit committee of the board of directors of Radio One, Inc. (the “Company”) and management of the Company concluded, after discussion with the Company’s independent registered public accounting firm, Ernst and Young, that the consolidated financial statements in its previously filed quarterly report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 10-Q”) and in its annual report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 10-K”), should no longer be relied upon as a result of misclassifications of certain items in the notes included in those financial statements. The misclassifications, which have no impact on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for any previously reported period, relate to: (i) including TV One, LLC (“TV One”) in the “Radio One, Inc.” column in the condensed consolidating financial statements in each of the 2012 10-K and the First Quarter 10-Q although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933; (ii) including Reach Media, Inc. (“Reach Media”) in the “Radio One, Inc.” column in the condensed consolidating financial statements in the 2012 10-K although Reach Media was a non-guarantor subsidiary for that reporting period; and (iii) after Reach Media became a guarantor under the Company’s outstanding registered notes on February 14, 2013, including Reach Media in the “Combined Guarantor Subsidiaries” column in the condensed consolidating financial statements in the First Quarter 10-Q and the comparative period in 2012 rather than in a separate column for “non-wholly owned guarantor subsidiaries”. Further, the Company has determined that separate financial statements of Reach Media should have been included in the First Quarter 10-Q because it is not wholly owned by the Company.

During the second quarter of 2013, we identified the following material weakness in our internal controls over financial reporting:

⋅
The Company did not maintain internal controls with regard to preparation and review of the condensed consolidating financial statements of guarantors in the footnotes to its previously filed financial statements in its quarterly report on Form 10-Q for the quarter ended March 31, 2013 and in its annual report on Form 10-K for the year ended December 31, 2012.

The Company will restate its condensed consolidating footnote in its 2012 10-K and First Quarter 10-Q to correct the above matters.  Additionally, we will revise our disclosures in Item 9(a) and 4(a), respectively, to identify this material weakness.

We are taking the following actions to remediate this material weakness:

⋅	Restructured the Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments
⋅	Updated accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate the previously communicated weakness and to appropriately account for transactions
⋅	Implemented a required senior management, legal and accounting review to specifically address all new disclosures and related financial information

Management will test the design and operating effectiveness of the newly implemented controls in future periods.

Changes in internal control over financial reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above under “Remediation of an Identified Material Weakness”, there were changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

The Company determined during the quarter ended June 30, 2013, that it would not hold its annual stockholders meeting until the second half of the calendar year. The Company made this determination based upon management and board member schedules and related conflicts. As such, pursuant to General Instruction G(3)  to Form 10-K, on April 30, 2013, the Company filed an amended and restated Part III of its Form 10-K to include compensation and related information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The Company currently anticipates that the annual meeting will be conducted in the fourth quarter of the year and will make a definitive announcement as soon as it determines the date of the meeting.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

August 19, 2013

  NON-WHOLLY OWNED GUARANTOR SUBSIDIARY FINANCIAL STATEMENTS

Radio One, Inc. (“Radio One”) is required to provide stand-alone financial statements for its Non-Wholly Owned Guarantor Subsidiary, Reach Media, Inc. (“Reach Media”) pursuant to Rule 3-10 of Regulation S-X. Reach Media, along with Radio One’s Wholly-Owned Subsidiary Guarantors, guarantee the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the obligations under the 2011 Credit Agreement, as amended.  Note 11 of the condensed consolidated financial statements of Radio One, included under Part I of this Form 10-Q, contains condensed consolidating financial information for Radio One, Reach Media and Radio One’s other subsidiaries. Stand-alone unaudited financial statements for Reach Media are presented on the following pages.

REACH MEDIA, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share data)
NET REVENUE (includes revenue from the Tom Joyner Fantastic Voyage – See Note 4)	$18,015	$8,546	$27,556	$22,099
OPERATING EXPENSES:
Programming and technical	7,451	6,004	14,915	11,981
Selling, general and administrative (includes expenses from the Tom Joyner Fantastic Voyage – See Note 4)	7,573	1,226	9,317	7,717
Corporate selling, general and administrative	1,075	1,715	2,214	3,610
Depreciation and amortization	352	293	640	594
Total operating expenses	16,451	9,238	27,086	23,902
Operating income (loss)	1,564	(692)	470	(1,803)
INTEREST INCOME	—	2	—	4
Income (loss) before provision for (benefit from) income taxes,	1,564	(690)	470	(1,799)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	798	(133)	472	(624)
NET INCOME (LOSS)	$766	$(557)	$(2)	$(1,175)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.01	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	101,882,000	101,882,000	101,882,000	101,882,000

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.
BALANCE SHEETS
(UNAUDITED)

	As of
	June 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,414	$2,414
Trade accounts receivable, net of allowance for doubtful accounts of $195 and $108, respectively	13,470	6,788
Prepaid expenses and other current assets	1,082	3,593
Total current assets	17,966	12,795
PROPERTY AND EQUIPMENT, net	418	469
GOODWILL	14,354	14,354
OTHER INTANGIBLE ASSETS, net	1,431	1,871
OTHER ASSETS	3	3
Total assets	$34,172	$29,492
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$968	$314
Accrued compensation and related benefits	1,074	925
Due to related parties	5,921	1,279
Deferred income	1,963	2,864
Other current liabilities	124	73
Total current liabilities	10,050	5,455
OTHER LONG-TERM LIABILITIES	79	122
DEFERRED TAX LIABILITIES	804	674
Total liabilities	10,933	6,251

REDEEMABLE NONCONTROLLING INTEREST	11,865	12,853

STOCKHOLDERS’ EQUITY:
Common stock —$.0001 par value, 25,000,000, shares authorized; 1,018,820 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Non-voting common stock —$.0001 par value, 116,000,000 shares authorized; 100,863,180 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	10	10
Additional paid-in capital	42,123	41,135
Accumulated deficit	(30,759)	(30,757)
Total stockholders’ equity	11,374	10,388
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$34,172	$29,492

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.
 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

	Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Equity
BALANCE, as of December 31, 2012	$—	$10	$41,135	$(30,757)	$10,388
Net loss	—	—	—	(2)	(2)
Adjustment of redeemable noncontrolling interest to estimated redemption value	—	—	988	—	988
BALANCE, as of June 30, 2013	$—	$10	$42,123	$(30,759)	$11,374

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2)	$(1,175)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	640	594
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(6,682)	240
Prepaid expenses and other assets	2,511	1,878
Other assets	—	3
Accounts payable	654	179
Due to/from related parties	4,707	(150)
Accrued compensation and related benefits	149	503
Other liabilities	(893)	407
Net cash flows provided by operating activities	1,084	2,479
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84)	(89)
Net cash flows used in investing activities	(84)	(89)
CASH FLOWS FROM FINANCING ACTIVITIES:
—	—	—
Net cash flows used in financing activities	—	—
INCREASE IN CASH AND CASH EQUIVALENTS	1,000	2,390
CASH AND CASH EQUIVALENTS, beginning of period	2,414	1,683
CASH AND CASH EQUIVALENTS, end of period	$3,414	$4,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$—	$58

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Reach Media, Inc. (“Reach Media” or the “Company”) is a leading cross-platform media company with networks and syndicated talent reaching a predominantly adult African-American audience of 12 million on a weekly basis, through radio broadcasts, digital media, events and initiatives. The Company features highly popular syndicated radio shows including The Tom Joyner Morning Show, The Rickey Smiley Morning Show, The Russ Parr Morning Show, The Yolanda Adams Morning Show, The James Fortune Show, and The Al Sharpton Show.  The Company provides a strong digital presence through BlackAmericaWeb.com, websites for the syndicated talent, online streaming and mobile applications.  Integrated marketing opportunities related to family, education, health and inspirational initiatives are accented by the personality’s commitment to the community. The Company was founded in 2003 by Tom Joyner and CEO David Kantor, and is a subsidiary of Radio One, Inc. (“Radio One” or the “Parent Company”).

In February 2005, Radio One, Inc. acquired 51% of the common stock of Reach Media. In December 2009, the Parent Company’s ownership interest increased to 53.5% when Reach Media reacquired a noncontrolling interest from an unrelated third party. On December 31, 2012, the Parent Company further increased its ownership interest in Reach Media from 53.5% to 80% by purchasing additional shares from certain minority shareholders. Immediately after increasing its ownership in Reach Media to 80%, the Parent Company consolidated its syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, the Parent Company contributed its syndicated programming and combined its sales function associated with this programming with Reach Media.

(b)	Interim Financial Statements

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year.

(c)	Revenue Recognition

Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”

(d)	Impact of Recently Issued Accounting Pronouncements

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

In July 2012, the FASB issued ASU 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on January 1, 2013, and it did not have a significant impact on the Company’s financial statements.

(e)	Fair Value Measurements

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

As of June 30, 2013 and December 31, 2012, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2013
Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (a)	$11,865	$—	$—	$11,865

As of December 31, 2012
Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (a)	$12,853	$—	$—	$12,853

(a)    The redeemable noncontrolling interest is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013:

Redeemable Noncontrolling Interests

Balance at December 31, 2012	$12,853
Change in enterprise fair value	(988)
Balance at June 30, 2013	$11,865

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	13.5%	11.5%	12.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	2.0%	2.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill and other intangible assets, net, that are written down to fair value when they are determined to be impaired.

2.  GOODWILL:

Impairment Testing

In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our goodwill. Instead, we perform a test for impairment annually or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year.

Valuation of Goodwill

In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model that incorporates several variables, including, but not limited to: (i) estimated discounted cash flows; (ii) estimated revenue and growth projections; (iii) estimated profit margins and cash flows; (iv) anticipated capital expenditures; (v) probable future terminal values; (vi) an effective tax rate assumption; and (vii) a discount rate based on the weighted-average cost of capital. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. The discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner.

The Company is not applying the qualitative assessment as allowed by ASU 2011-08. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying value of Reach Media. No goodwill impairment was noted during the six months ended June 30, 2013 and June 30, 2012.

3.  INCOME TAXES:

The Company estimates the provision for income taxes, income tax liabilities, deferred tax assets and liabilities, and any valuation allowances in accordance with ASC 740, “Income Taxes,” as it relates to accounting for income taxes in interim periods.  We estimate effective tax rates based on local tax laws and statutory rates, apportionment factors, taxable income for our filing jurisdictions and disallowable items, among other factors.  Audits by the Internal Revenue Service or state and local tax authorities could yield different interpretations from our own, and differences between taxes recorded and taxes owed per our filed returns could cause us to record additional taxes.

The Company recorded a tax expense of approximately $472,000 on pre-tax income of approximately $470,000 for the six month period ended June 30, 2013, based on the annualized effective tax rate of approximately 42.0%.  The difference between the effective rate for the period and the federal statutory rate of 35.0% primarily relates to state and local taxes, and prior year true-ups.

4.  RELATED PARTY TRANSACTIONS:

The Company provides office facilities (including office space, telecommunications facilities, and office equipment) and employee-related services (including payroll, benefits, and human resources) to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided as an accommodation to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, as of June 30, 2013, the Foundation owed nothing to Reach Media and Limited owed approximately $2,000 to Reach Media.

The Company operates the Tom Joyner Fantastic Voyage, a fund raising event for the Foundation. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to the Company. The fee is up to the first $1,000,000 after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 20% to the Company of any excess over $1,250,000. The Foundation’s remittances to the Company under the agreement are limited to its Fantastic Voyage-related cash revenues; the Company bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales . For 2013, the Company’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $7.2 million, $6.0 million, and $1.2 million, respectively; for 2012, $5.9 million, $4.9 million, and $1.0 million, respectively. As of June 30, 2013, the Foundation owed the Company $13,000 under the agreement.

Certain Radio One radio stations carry the syndicated programs featured by Reach Media.

5. COMMITMENTS AND CONTINGENCIES:

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

Introduction

On December 31, 2012, the Parent Company increased its ownership interest in Reach Media from 53.5% to 80% by purchasing additional shares from certain minority shareholders. Immediately after increasing its ownership in Reach Media, the Parent Company consolidated its syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, the Parent Company contributed its syndicated programming and combined its sales function associated with this programming with Reach Media.

Revenue

The Company primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows. The Company recognizes revenue from the sale of advertising primarily and program sponsorships to national advertisers. Advertising revenue is affected primarily by the advertising rates that the shows are able to charge, as well as the overall demand for radio advertising time in the markets served. These rates are largely based on audience share in the demographic groups targeted by advertisers, the number of affiliates in the related market, and the supply of, and demand for, radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.

During the three months ended June 30, 2013 and 2012, approximately 76.6% and 87.3%, respectively, of our net revenue was generated from the sale of advertising related specifically to the Tom Joyner Morning Show and related activities and events. During the six months ended June 30, 2013 and 2012, approximately 69.0% and 89.1%, respectively, of our net revenue was generated from the sale of advertising related specifically to the Tom Joyner Morning Show and related activities and events.

Expenses

Our significant expenses are: (i) employee salaries and commissions; (ii) talent expenses; (iii) marketing and promotional expenses; and (iv) rental of premises for office facilities and studios.

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net revenue:  Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes revenue from sponsored events and other revenue.

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest (income) expense, other (income) expense and corporate expenses, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, station operating income is a significant basis used by our management to measure the operating performance of our business. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes and corporate overhead. Our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) EBITDA:  Earnings before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. However, we believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. EBITDA does not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except margin data)

Net revenue	$18,015	$8,546	$27,556	$22,099
Station operating income	2,991	1,316	3,324	2,401
Station operating income margin	16.6%	15.4%	12.1%	10.9%
Net income (loss)	$766	$(557)	$(2)	$(1,175)

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$766	$(557)	$(2)	$(1,175)
Add back non-station operating income items included in net income (loss):
Interest income	—	(2)	—	(4)
Provision for (benefit from) income taxes	798	(133)	472	(624)
Corporate selling, general and administrative, excluding stock-based compensation	1,075	1,715	2,214	3,610
Depreciation and amortization	352	293	640	594
Station operating income	$2,991	$1,316	$3,324	$2,401

The reconciliation of net income (loss) to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
EBITDA reconciliation:
Net income (loss)	$766	$(557)	$(2)	$(1,175)
Add back non-station operating income items included in net income (loss):
Interest income	—	(2)	—	(4)
Provision for (benefit from) income taxes	798	(133)	472	(624)
Depreciation and amortization	352	293	640	594
EBITDA	$1,916	$(399)	$1,110	$(1,209)

REACH MEDIA, INC.
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 (In thousands)

	Three Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$18,015	$8,546	$9,469	110.8%
Operating expenses:
Programming and technical	7,451	6,004	1,447	24.1
Selling, general and administrative	7,573	1,226	6,347	517.7
Corporate selling, general and administrative	1,075	1,715	(640)	(37.3)
Depreciation and amortization	352	293	59	20.1
Total operating expenses	16,451	9,238	7,213	78.1
Operating income (loss)	1,564	(692)	2,256	326.0
Interest income	—	2	(2)	(100.0)
Income (loss) before provision for (benefit from) income taxes	1,564	(690)	2,254	326.7
Provision for (benefit from) income taxes	798	(133)	931	700.0
Net income (loss)	$766	$(557)	$1,323	237.5%

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$18,015	$8,546	$9,469	110.8%

During the three months ended June 30, 2013, we recognized approximately $18.0 million in net revenue compared to approximately $8.5 million during the same period in 2012. The increase is primary due to the impact of moving syndicated programming from Radio One to Reach Media effective January 1, 2013, and the timing of the “Tom Joyner Fantastic Voyage” which took place during the three months ended June 30, 2013, and generated revenue of approximately $7.2 million for Reach Media during that time. The “Tom Joyner Fantastic Voyage” took place during the first quarter of 2012.  After adjusting for the timing difference for the “Tom Joyner Fantastic Voyage,” and the impact of moving the syndicated programming Reach Media’s revenue decreased 7.2% for the quarter ended June 30, 2013, compared to the same period in 2012. The decline was due primarily to a one time affiliate termination fee that occurred during the second quarter of 2012.

Operating Expenses

Programming and technical

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$7,451	$6,004	$1,447	24.1%

Programming and technical expenses include expenses associated primarily with on-air talent and the distribution and broadcast of programming content on affiliated radio stations. Programming and technical expenses also include expenses associated with our programming research activities. The increase in programming and technical expenses for the three months ended June 30, 2013, compared to the same period in 2012 is primary due to the impact of moving syndicated programming from Radio One to Reach Media effective January 1, 2013.

Selling, general and administrative

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$7,573	$1,226	$6,347	517.7%

Selling, general and administrative expenses include expenses associated with our sales personnel, offices and facilities, marketing and promotional expenses, special events and sponsorships. Expenses to secure ratings data for our syndicated shows and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses include expenses related to the advertising traffic (scheduling and insertion) functions. The increase for the three months ended June 30, 2013, compared to the same period in 2012 is primary due to the impact of moving syndicated programming from Radio One to Reach Media effective January 1, 2013, and the timing of the Company’s “Tom Joyner Fantastic Voyage” event, which was held in the second quarter of 2013 versus the first quarter of 2012. This event generated expenses of approximately $6.0 million for the quarter ended June 30, 2013.

Corporate selling, general and administrative

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$1,075	$1,715	$(640)	(37.3)%

Corporate expenses consist of expenses associated with our corporate offices and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate expenses was primarily as a result of discontinuing a management fee payable to Radio One in 2012. In addition, there were lower employee compensation costs for the three months ended June 30, 2013 compared to the same period in 2012.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$352	$293	$59	20.1%

The increase in depreciation and amortization expense for the three months ended June 30, 2013, was due to normal depreciation and amortization of property and equipment.

Provision for (benefit from) income taxes

Three Months Ended June 30,		Increase/(Decrease)
2013	2012
$798	$(133)	$931	700.0%

For the three months ended June 30, 2013, the provision for income taxes was approximately $798,000, primarily consisting of $877,000 current taxes and $79,000 deferred benefit. For the three months ended June 30, 2012, the benefit for income taxes was approximately $133,000, primarily consisting of $275,000 current taxes and $408,000 deferred benefit.

REACH MEDIA, INC.
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012 (In thousands)

	Six Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$27,556	$22,099	$5,457	24.7%
Operating expenses:
Programming and technical	14,915	11,981	2,934	24.5
Selling, general and administrative	9,317	7,717	1,600	20.7
Corporate selling, general and administrative	2,214	3,610	(1,396)	(38.7)
Depreciation and amortization	640	594	46	7.7
Total operating expenses	27,086	23,902	3,184	13.3
Operating income (loss)	470	(1,803)	2,273	126.1
Interest income	—	(4)	(4)	(100.0)
Income (loss) before provision for income taxes	470	(1,799)	2,269	126.1
Provision for (benefit from) income taxes	472	(624)	1,096	175.6
Net loss	$(2)	$(1,175)	$1,173	99.8%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$27,556	$22,099	$5,457	24.7%

During the six months ended June 30, 2013, we recognized approximately $27.6 million in net revenue compared to approximately $22.1 million during the same period in 2012. Effective January 1, 2013, Radio One, Inc. transferred its syndication operations to Reach Media. Adjusting for the impact of moving syndicated programming from Radio One to Reach Media, Reach Media’s net revenues decreased 4.0% in the six months ended June 30, 2013, compared to the same period in 2012. The decline was due primarily to a one time affiliate termination fee that occurred during the second quarter of 2012.

Operating Expenses

Programming and technical

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$14,915	$11,981	$2,934	24.5%

Programming and technical expenses include expenses associated primarily with on-air talent and the distribution and broadcast of programming content on affiliated radio stations. Programming and technical expenses also include expenses associated with our programming research activities. The increase in programming and technical expenses for the six months ended June 30, 2013, compared to the same period in 2012 is primary due to the impact of moving syndicated programming from Radio One to Reach Media in 2013.

Selling, general and administrative

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$9,317	$7,717	$1,600	20.7%

Selling, general and administrative expenses include expenses associated with our sales personnel, offices and facilities, marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our syndicated shows and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses include expenses related to the advertising traffic (scheduling and insertion) functions. The increase for the six months ended June 30, 2013, compared to the same period in 2012 is primary due to the impact of moving syndicated programming from Radio One to Reach Media in 2013.

Corporate selling, general and administrative

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$2,214	$3,610	$(1,396)	(38.7)%

Corporate expenses consist of expenses associated with our corporate offices and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate expenses was primarily as a result of discontinuing a management fee payable to Radio One in 2012. In addition, there were lower employee compensation costs for the six months ended June 30, 2013 compared to the same period in 2012.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$640	$594	$46	7.7%

The increase in depreciation and amortization expense for the six months ended June 30, 2013, was due to normal depreciation and amortization of property and equipment.

Provision for (benefit from) income taxes

Six Months Ended June 30,		Increase/(Decrease)
2013	2012
$472	$(624)	$1,096	175.6%

For the six months ended June 30, 2013, the provision for income taxes was approximately $472,000, primarily consisting of $629,000 current taxes and $157,000 deferred benefit. For the six months ended June 30, 2012, the benefit for income taxes was approximately $624,000, primarily consisting of $139,000 current benefit and $485,000 deferred benefit.

LIQUIDITY AND CAPITAL RESOURCES

Reach Media’s principal source of liquidity is cash flow from operations.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2013 and 2012:

	2013	2012
	(In thousands)

Net cash flows provided by operating activities	$1,084	$2,479
Net cash flows used in investing activities	$(84)	$(89)
Net cash flows used in by financing activities	$—	$—

     Net cash flows provided by operating activities were approximately $1.1 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively. Cash flow from operating activities for the six months ended June 30, 2013, decreased from the prior year primarily due to an increase in the accounts receivable balance, partially due to higher revenues as well as the timing of collections.

     Net cash flows used in investing activities were approximately $84,000 and 89,000 for the six months ended June 30, 2013 and 2012, respectively. Capital expenditures include studio and office equipment and furniture and fixtures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Goodwill

Impairment Testing

In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our goodwill. Instead, we perform a test for impairment annually or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year.

Valuation of Goodwill

In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with estimated and projected market revenue, market share and operating performance. The Company is not applying the qualitative assessment as allowed by ASU 2011-08. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying value of Reach Media. No goodwill impairment was noted during the six months ended June 30, 2013 and 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2012, the FASB issued ASU 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on January 1, 2013, and it did not have a significant impact on the Company’s financial statements.

CAPITAL AND COMMERICAL COMMITMENTS:

We have non-cancelable operating leases for office space and studio space that expire over the next six years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, equipment rental agreements and other general operating agreements that expire over the next six years.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	2018 and Beyond	Total
	(In thousands)
Other operating contracts / agreements(1)	$13,889	$18,683	$400	$67	$—	$—	$33,039
Operating lease obligations	697	1,354	474	68	70	81	2,744
Total	$14,586	$20,037	$874	$135	$70	$81	$35,783

(1)	Includes employment contracts, on-air talent contracts and other general operating agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

RELATED PARTY TRANSACTIONS

The Company provides office facilities (including office space, telecommunications facilities, and office equipment) and employee-related services (including payroll, benefits, and human resources) to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided as an accommodation to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, as of June 30, 2013, the Foundation owed nothing to Reach Media and Limited owed approximately $2,000 to Reach Media.

The Company operates the Tom Joyner Fantastic Voyage, a fund raising event for the Foundation. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to the Company. The fee is up to the first $1,000,000 after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 20% to the Company of any excess over $1,250,000. The Foundation’s remittances to the Company under the agreement are limited to its Fantastic Voyage-related cash revenues; the Company bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. For 2013, the Company’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $7.2 million, $6.0 million, and $1.2 million, respectively; for 2012, $5.9 million, $4.9 million, and $1.0 million, respectively. As of June 30, 2013, the Foundation owed the Company $13,000 under the agreement.

Certain Radio One radio stations carry the syndicated programs featured by Reach Media.