Form 10-K/A
period 2012-12-31
RADIO ONE, INC.
filed 2013-09-13
CIK 1041657

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

EXPLANATORY NOTE

Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment No. 2 ("Amendment") on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 to correct and restate classification errors related to the condensed consolidating financial statements of guarantors/non-guarantors in the footnote to its previously filed financial statements in its annual report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) for the reason described below.

The restatement is solely the result of classification errors of certain items in Note 19 included in those financial statements. The classification errors, which have no impact on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity and noncontrolling interest or consolidated statements of cash flow for any previously reported period, relate to: (i) including TV One, LLC (“TV One”) in the “Radio One, Inc.” column in the condensed consolidating financial statements in each of the years presented, although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933; (ii) including Reach Media, Inc. (“Reach Media”) in the “Radio One, Inc.” column in the condensed consolidating financial statements in each of the years presented; though Reach Media was a non-guarantor subsidiary for those reporting periods; (iii) the presentation and classification of certain intercompany transactions in the condensed consolidating statement of cash flows; and (iv) the presentation of certain consolidation adjustments within the condensed consolidating financial information.

This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or the first amended 10-K/A and does not modify or update the disclosure in the Original 10-K or the first amended Form 10-K/A, other than for (i) the changes noted above, (ii) the evaluation and current developments of controls and procedures in Item 9A, (iii) the filing of consents of our independent registered public accounting firm, and (iv) the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures made to the Form 10-K/A for the year ended December 31, 2012.

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

ITEM 1A.  RISK FACTORS

For an enterprise as large and complex as the Company, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant, but are not listed in any particular order. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on the Company's future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data" of this Form 10-K/A.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-77.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In connection with the preparation of this Form 10-K/A, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC reports due to deficiencies in the review controls over the preparation of the condensed consolidating financial statements that appear in the notes to the Company’s financial statements.

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

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the filing of the Company’s Form 10-K on March 27, 2013, our management had previously concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. During the second quarter of 2013, we identified a material weakness in our internal control over financial reporting. The Company did not maintain adequate internal controls with regard to the review of the preparation of the condensed consolidating financial statements of guarantors in the footnotes to its previously filed financial statements in its annual report on Form 10-K for the year ended December 31, 2012. The Company is restating its condensed consolidating footnote in its 2012 10-K to correct the above matters. Additionally, we are revising our disclosures in Item 9(a) to identify this material weakness.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted a re-assessment of the effectiveness of internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Plans for Remediation

We are taking the following actions to remediate this material weakness:

•	Restructured the Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments

•	Updated accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate the previously communicated weakness and to appropriately evaluate all disclosure requirements

•	Implemented a required senior management, legal and accounting review to specifically address all disclosures and related financial information

Management will test the design and operating effectiveness of the newly implemented controls in future periods.

Changes in internal control over financial reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The audit committee meetings regularly included separate sessions with the independent registered public accounting firm, in each case without the presence of Radio One’s management.  As part of its oversight of Radio One’s financial statements, the audit committee reviewed and discussed with both management and the independent registered public accounting firm the audited financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2012, and quarterly operating results prior to their issuance.  During 2012, management advised the audit committee that each set of financial statements reviewed had been prepared in accordance with generally accepted accounting principles and reviewed significant accounting and disclosure issues with the audit committee.  The audit committee also typically holds discussions with management and the independent registered public accounting firm regarding the effectiveness of Radio One’s internal control over financial reporting in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; however, due to the Company’s status as a non-accelerated filer for the year ended December 31, 2012, such discussion with the independent reqistered public accounting firm was not required in connection with the filing of the Form 10-K/A for 2012 in order for management to sign off on the effectiveness of internal controls.  The audit committee also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees,” as amended, which includes, among other items, matters related to the conduct of the annual audit of Radio One’s financial statements. In addition, the audit committee discussed with the independent registered public accounting firm the auditors’ independence from Radio One and its management, including the matters in the written disclosures required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and the audit committee satisfied itself as to the independent registered public accounting firms’ independence.

In reliance on the reviews and discussions referred to above, the audit committee recommended to the board, and the board approved, the inclusion of the audited financial statements in Radio One’s Annual Report on Form 10-K/A for the year ended December 31, 2012, for filing with the SEC.

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
103

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
104

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

(2)
The dollar amount recognized for financial statement purposes in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” for the fair value of options and restricted stock granted.  These values are based on assumptions described in Note 13 to the Company’s audited consolidated financial statements included elsewhere in Form 10-K/A.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of September 21, 2000, of the Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).
3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
3.3	Restated Articles of Incorporation of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.4	Restated Bylaws of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.11	Articles of Incorporation of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Bylaws of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Certificate of Formation of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Limited Liability Company Agreement of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.17	Certificate of Incorporation of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Amended and Restated Bylaws of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.19	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.20	Bylaws of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.22	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Articles of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.26	Bylaws of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.27	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.28	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).

3.29	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Formation of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Liability Company Agreement of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Incorporation of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Bylaws of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.44	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.45	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.46	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.47	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.48	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.49	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.50	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.51	Certificate of Formation of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.52	Limited Liability Company Agreement of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.53	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.54	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
4.1	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 11, 2005).
4.2	First Supplemental Indenture dated as of February 15, 2006 among Radio One, Inc., Syndication One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.3	Second Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., Magazine One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2006).
4.4	Third Supplemental Indenture, dated as of March 30, 2010 by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto, Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc., Distribution One, LLC and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).
4.5	Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.6	Fourth Supplemental Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors listed therein, and Wilmington Trust Company, as successor trustee to The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture dated February 10, 2005. (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.7	Exchange and Registration Rights Agreement, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and certain holders of its debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.8	Supplemental Indenture, dated as of March 11, 2011, among Radio One, Inc., the Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2010).
4.9	Indenture, dated as of February 25, 2011, by and among TV One, LLC, TV One Capital Corp., U.S. Bank, National Association, as trustee, and U.S. Bank, National Association, as collateral trustee, relating to the 10% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2010).
4.10	Second Supplemental Indenture, dated as of February 14, 2013, among Reach Media and the Wilmington Trust Company, as trustee under the Indenture dated as of November 24, 2010, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016.
10.1	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.2	Credit Agreement, dated March 31, 2011, by and among Radio One Inc., Various Lenders and Credit Suisse, as administrative agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 6, 2011).
10.3	Pledge Agreement, dated March 31, 2011, made by Radio One, Inc. and certain Subsidiaries and Credit Suisse incorporated by reference to Radio One’s Current Report on Form 8-K filed April 6, 2011).

10.4	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.5	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated March 3, 2011 (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 9, 2011).
10.6	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.7	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Annual Report on Form 10-K/A for the year ended December 31, 2012, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2013.

Radio One, Inc.

By:	/s/ Peter D. Thompson
Name: Peter D. Thompson
Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on September 13 , 2013.

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

As discussed in Note 19 to the consolidated financial statements, Note 19 has been restated to correct for various classification and presentation errors in the condensed consolidating financial statements.

            /s/ Ernst & Young LLP

Baltimore, Maryland

March 27, 2013, except for Note 19, as to which the date is

September 13, 2013

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

Detailed segment data for the years ended December 31, 2012, 2011 and 2010 is presented in the following table:

	For the Years Ended December 31,
	2012	2011	2010

	(In thousands)
Net Revenue:
Radio Broadcasting	$236,278	$221,026	$228,886
Reach Media	42,280	48,382	41,773
Internet	19,852	17,529	16,027
Cable Television	131,178	86,024	—
Corporate/Eliminations/Other	(5,015)	(8,722)	(7,394)
Consolidated	$424,573	$364,239	$279,272

Operating Expenses (including stock-based compensation):
Radio Broadcasting	$138,530	$138,451	$135,468
Reach Media	43,726	41,426	34,817
Internet	21,179	20,062	22,737
Cable Television	91,361	61,369	—
Corporate/Eliminations/Other	19,234	17,905	17,636
Consolidated	$314,030	$279,213	$210,658

Depreciation and Amortization:
Radio Broadcasting	$6,371	$6,705	$7,080
Reach Media	1,177	3,952	4,249
Internet	3,210	3,694	4,942
Cable Television	26,864	21,790	—
Corporate/Eliminations/Other	1,093	928	1,114
Consolidated	$38,715	$37,069	$17,385

Impairment of Long-Lived Assets:
Radio Broadcasting	$313	$14,509	$19,949
Reach Media	—	7,822	16,114
Internet	—	—	—
Cable Television	—	—	—
Corporate/Eliminations/Other	—	—	—
Consolidated	$313	$22,331	$36,063

Operating income (loss):
Radio Broadcasting	$91,064	$61,361	$66,389
Reach Media	(2,623)	(4,818)	(13,407)
Internet	(4,537)	(6,227)	(11,652)
Cable Television	12,953	2,865	—
Corporate/Eliminations/Other	(25,342)	(27,555)	(26,144)
Consolidated	$71,515	$25,626	$15,186
F-55

	As of
	December 31, 2012	December 31, 2011
	(In thousands)

Total Assets:
Radio Broadcasting	$801,340	$806,822
Reach Media	29,492	31,683
Internet	32,076	33,265
Cable Television	535,344	561,325
Corporate/Eliminations/Other	61,943	53,387
Consolidated	$1,460,195	$1,486,482

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

Set forth below are consolidating balance sheets for the Company and its subsidiaries as of December 31, 2012 and 2011, and the related consolidating statements of operations, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2012. We have applied the equity method of accounting to report our investments in subsidiaries.

The Radio One, Inc. column of the condensed consolidating financial statements reflects the assets directly owned by Radio One, Inc., which consist of assets for several radio markets, and also includes the FCC licenses associated with those markets whose operating assets are directly owned by Radio One, Inc. These FCC licenses are owned by Radio One Licenses, LLC, a wholly owned guarantor subsidiary of the Company, and have a net book value of approximately $266.8 million at December 31, 2012 and 2011. The Company believes the presentation of these FCC licenses within the Radio One, Inc. column of the condensed consolidating financial statements is appropriate because it reflects all of the assets that contribute to the operating performance of those markets in a single column within the condensed consolidating financial information.

The non-guarantor subsidiary column of the condensed consolidating financial information reflects the financial statement activity for Reach Media, Inc. (“Reach Media”) and TV One, LLC (“TV One”). The Company, through one of its guarantor subsidiaries, has a 80% ownership interest in Reach Media. Radio One, through one of its guarantor subsidiaries, has an approximately 51% ownership interest in TV One. The financial information within this column does not reflect the Company’s basis in TV One as the “push down” of this basis would not be required or permitted in separate financial statements of TV One.

The consolidation adjustments column reflects consolidating adjustments to: (i) eliminate the investment in subsidiaries, (ii), reflect the Company’s basis in TV One, (iii) allocate the consolidated net income to the noncontrolling interests, and (iv) eliminate intercompany transactions.

In its previously filed consolidated financial statements, the Company improperly classified certain subsidiary activities within its condensed consolidating financial statements.  The misclassifications primarily relate to: (i) including TV One in the “Radio One, Inc.” column in the condensed consolidating financial statements although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933 and (ii) including Reach Media, Inc. (“Reach Media”) in the “Radio One, Inc.” column in the condensed consolidating financial statements although Reach Media was a non-guarantor subsidiary for that reporting period.  These changes have no impact on the Company’s consolidated financial statements, including its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for any previously reported period.

The summarized impact on the financial statements is as follows (in thousands):

Selected Balance Sheet Data

As of December 31, 2012

(in thousands)

	As Previously Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Assets

Radio One, Inc.	1,445,892	-	(75,862)	(184,767)	(123,449)	1,061,814
Combined Subsidiary Guarantors	599,347	-	75,862	-	-	675,209
Non-Guarantor Subsidiaries	-	-	-	184,767	-	184,767
Consolidation Adjustments	(585,044)	-	-	-	123,449	(461,595)

Total Assets	1,460,195	-	-	-	-	1,460,195

Selected Balance Sheet Data

As of December 31, 2011

(in thousands)

	As Previously Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Assets

Radio One, Inc.	1,472,090	-	(96,600)	(185,903)	(114,158)	1,075,429
Combined Subsidiary Guarantors	602,684	-	96,600	-	-	699,284
Non-Guarantor Subsidiaries	-	-	-	185,903	-	185,903
Consolidation Adjustments	(588,292)	-	-	-	114,158	(474,134)

Total Assets	1,486,482	-	-	-	-	1,486,482

Selected Statement of Operations Data

For The Year Ended December 31, 2012

(in thousands)

	As Previously Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated

Revenue

Radio One, Inc.	285,901	-	7,549	(173,458)	8,124	128,116
Combined Subsidiary Guarantors	138,672	-	(7,549)	-	-	131,123
Non-Guarantor Subsidiaries	-	-	-	173,458	-	173,458
Consolidation Adjustments	-	-	-	-	(8,124)	(8,124)

Total Revenue	424,573	-	-	-	-	424,573

Operating Income

Radio One, Inc.	32,631	-	(209)	(36,513)	26,182	22,091
Combined Subsidiary Guarantors	38,884	-	209	-	-	39,093
Non-Guarantor Subsidiaries	-	-	-	36,513	-	36,513
Consolidation Adjustments	-	-	-	-	(26,182)	(26,182)

Total Operating Income	71,515	-	-	-	-	71,515

Consolidated Net (Loss) Income

Radio One, Inc.	(54,116)	-	13,895	(25,417)	(1,227)	(66,865)
Combined Subsidiary Guarantors	37,539	-	(13,895)	-	-	23,644
Non-Guarantor Subsidiaries	-	-	-	25,417	-	25,417
Consolidation Adjustments	(37,539)	-	-	-	1,227	(36,312)

Total Consolidated Net (Loss) Income	(54,116)	-	-	-	-	(54,116)

Net Income Attributable to Non-Controlling Interests

Radio One, Inc.	12,749	-	-	-	(12,749)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	12,749	12,749

Total Net Income Attributable to Non-Controlling Interests	12,749	-	-	-	-	12,749

Consolidated Net (Loss) Income Attributable to Common Stockholders

Radio One, Inc.	(66,865)	-	13,895	(25,417)	11,522	(66,865)
Combined Subsidiary Guarantors	37,539	-	(13,895)	-	-	23,644
Non-Guarantor Subsidiaries	-	-	-	25,417	-	25,417
Consolidation Adjustments	(37,539)	-	-	-	(11,522)	(49,061)

Total Consolidated Net (Loss) Income Attributable to Common Stockholders	(66,865)	-	-	-	-	(66,865)

Selected Statement of Operations Data

For The Year Ended December 31, 2011

(in thousands)

	As Previously Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated

Revenue

Radio One, Inc.	234,373	-	8,697	(134,406)	12,967	121,631
Combined Subsidiary Guarantors	129,866	-	(8,697)	-	-	121,169
Non-Guarantor Subsidiaries	-	-	-	134,406	-	134,406
Consolidation Adjustments	-	-	-	-	(12,967)	(12,967)

Total Revenue	364,239	-	-	-	-	364,239

Operating Income

Radio One, Inc.	6,112	-	1,276	(19,427)	21,379	9,340
Combined Subsidiary Guarantors	19,514	-	(1,276)	-	-	18,238
Non-Guarantor Subsidiaries	-	-	-	19,427	-	19,427
Consolidation Adjustments	-	-	-	-	(21,379)	(21,379)

Total Operating Income	25,626	-	-	-	-	25,626

Consolidated Net Income (Loss)

Radio One, Inc.	12,903		16,216	(13,031)	(13,199)	2,889
Combined Subsidiary Guarantors	18,928	-	(16,216)	-	-	2,712
Non-Guarantor Subsidiaries	-	-	-	13,031	-	13,031
Consolidation Adjustments	(18,928)	-	-	-	13,199	(5,729)

Total Consolidated Net Income (Loss)	12,903	-	-	-	-	12,903

Net Income Attributable to Non-Controlling Interests

Radio One, Inc.	10,014	-	-	-	(10,014)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	10,014	10,014

Total Net Income Attributable to Non-Controlling Interests	10,014	-	-	-	-	10,014

Consolidated Net Income (Loss) Attributable to Common Stockholders
					-
Radio One, Inc.	2,889	-	16,216	(13,031)	(3,185)	2,889
Combined Subsidiary Guarantors	18,928	-	(16,216)	-	-	2,712
Non-Guarantor Subsidiaries	-	-	-	13,031	-	13,031
Consolidation Adjustments	(18,928)	-	-	-	3,185	(15,743)

Total Consolidated Net Income (Loss) Attributable to Common Stockholders	2,889	-	-	-	-	2,889

Selected Statement of Operations Data

For The Year Ended December 31, 2010

(in thousands)

	As Previously Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated

Revenue

Radio One, Inc.	144,848	-	6,852	(41,773)	11,551	121,478
Combined Subsidiary Guarantors	134,444	-	(6,852)	-	-	127,592
Non-Guarantor Subsidiaries	-	-	-	41,773	-	41,773
Consolidation Adjustments	-	-	-	-	(11,551)	(11,551)

Total Revenue	279,292	-	-	-	-	279,292

Operating Income (Loss)

Radio One, Inc.	(16,703)	-	(1,138)	13,407	-	(4,434)
Combined Subsidiary Guarantors	31,889	-	1,138	-	-	33,027
Non-Guarantor Subsidiaries	-	-	-	(13,407)	-	(13,407)
Consolidation Adjustments	-	-	-	-	-	-

Total Operating Income	15,186	-	-	-	-	15,186

Consolidated Net Income (Loss)

Radio One, Inc.	(26,625)	-	6,901	14,248	(23,157)	(28,633)
Combined Subsidiary Guarantors	31,957	-	(6,901)	-	-	25,056
Non-Guarantor Subsidiaries	-	-	-	(14,248)	-	(14,248)
Consolidation Adjustments	(31,957)	-	-	-	23,157	(8,800)

Total Consolidated Net Income (Loss)	(26,625)	-	-	-	-	(26,625)

Net Income Attributable to Non-Controlling Interests

Radio One, Inc.	2,008	-	-	-	(2,008)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-
Total Consolidation Adjustments	-	-	-	-	2,008	2,008

Net Income Attributable to Non-Controlling Interests	2,008	-	-	-	-	2,008

Total Consolidated Net Income (Loss) Attributable to Common Stockholders
					-
Radio One, Inc.	(28,633)	-	6,901	14,248	(21,149)	(28,633)
Combined Subsidiary Guarantors	31,957	-	(6,901)	-	-	25,056
Non-Guarantor Subsidiaries	-	-	-	(14,248)	-	(14,248)
Consolidation Adjustments	(31,957)	-	-	-	21,149	(10,808)

Total Consolidated Net Income (Loss) Attributable to Common Stockholders	(28,633)	-	-	-	-	(28,633)

Selected Statement of Comprehensive Income Data

For The Year Ended December 31, 2012

(in thousands)

	As Previously Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Comprehensive Income Attributable to Non-Controlling Interests

Radio One, Inc.	12,749	-	-	-	(12,749)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	12,749	12,749

Total Comprehensive Income Attributable to Non-Controlling Interests	12,479	-	-	-	-	12,479

Selected Statement of Comprehensive Income Data

For The Year Ended December 31, 2011

(in thousands)

	As Previously Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Comprehensive Income Attributable to Non-Controlling Interests

Radio One, Inc.	10,014	-	-	-	(10,014)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	10,014	10,014

Total Comprehensive Income Attributable to Non-Controlling Interests	10,014	-	-	-	-	10,014

Selected Statement of Comprehensive Income Data

For The Year Ended December 31, 2010

(in thousands)

	As Previously Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Comprehensive Income Attributable to Non-Controlling Interests

Radio One, Inc.	2,008	-	-	-	(2,008)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	2,008	2,008

Total Comprehensive Income Attributable to Non-Controlling Interests	2,008	-	-	-	-	2,008

Selected Statement of Cash Flows Data

For The Year Ended December 31, 2012

(in thousands)

	As Previously Reported Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated

Net Cash Flows from Operating Activities

Radio One, Inc.	81,662	-	(1,985)	(27,939)	(29,295)	22,443
Combined Subsidiary Guarantors	1,324	-	1,985	-	-	3,309
Non-Guarantor Subsidiaries	-	-	-	27,939	-	27,939
Consolidation Adjustments	(37,539)	-	-	-	29,295	(8,244)

Total Net Cash Flows from Operating Activities	45,447	-	-	-	-	45,447

Net Cash Flows from Investing Activities

Radio One, Inc.	(45,583)	-	2,000	(4,902)	37,539	(10,946)
Combined Subsidiary Guarantors	-	-	(2,000)	-	-	(2,000)
Non-Guarantor Subsidiaries	-	-	-	4,902	-	4,902
Consolidation Adjustments	37,539	-	-	-	(37,539)	-

Total Net Cash Flows from Investing Activities	(8,044)	-	-	-	-	(8,044)

Net Cash Flows from Financing Activities

Radio One, Inc.	(16,087)	-	-	15,985	(8,244)	(8,346)
Combined Subsidiary Guarantors	-	-		-	-	-
Non-Guarantor Subsidiaries	-	-	-	(15,985)	-	(15,985)
Consolidation Adjustments	-	-	-	-	8,244	8,244

Total Net Cash Flows from Financing Activities	(16,087)	-	-	-	-	(16,087)

Selected Statement of Cash Flows Data

For The Year Ended December 31, 2011

(in thousands)

	As Previously Reported Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated

Net Cash Flows from Operating Activities

Radio One, Inc.	51,390	-	90	(32,378)	(4,358)	14,744
Combined Subsidiary Guarantors	(856)	-	(90)	-	-	(946)
Non-Guarantor Subsidiaries	-	-	-	32,378	-	32,378
Consolidation Adjustments	(18,928)	-	-	-	4,358	(14,570)

Total Net Cash Flows from Operating Activities	31,606	-	-	-	-	31,606

Net Cash Flows from Investing Activities

Radio One, Inc.	36,872	-	-	(63,747)	18,928	(7,947)
Combined Subsidiary Guarantors	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	63,747	-	63,747
Consolidation Adjustments	18,928	-	-	-	(18,928)	-

Total Net Cash Flows from Investing Activities	55,800	-	-	-	-	55,800

Net Cash Flows from Financing Activities

Radio One, Inc.	(60,659)	-	-	82,487	(14,570)	7,258
Combined Subsidiary Guarantors	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	(82,487)	-	(82,487)
Consolidation Adjustments	-	-	-	-	14,570	14,570

Total Net Cash Flows from Financing Activities	(60,659)	-	-	-	-	(60,659)

Selected Statement of Cash Flows Data

For The Year Ended December 31, 2010

(in thousands)

	As Previously Reported	Change from Guarantor to Non-Guarantor	Change from Radio One, Inc. to Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated

Net Cash Flows from Operating Activities

Radio One, Inc.	46,033	-	2,759	(127)	(28,688)	19,977
Combined Subsidiary Guarantors	3,760	-	(2,759)	-	-	1,001
Non-Guarantor Subsidiaries	-	-	-	127	-	127
Consolidation Adjustments	(31,957)	-	-	-	28,688	(3,269)

Total Net Cash Flows from Operating Activities	17,836	-	-	-	-	17,836

Net Cash Flows from Investing Activities

Radio One, Inc.	(36,621)	-	-	123	31,957	(4,541)
Combined Subsidiary Guarantors	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	(123)	-	(123)
Consolidation Adjustments	31,957	-	-	-	(31,957)	-

Total Net Cash Flows from Investing Activities	(4,664)	-	-	-	-	(4,664)

Net Cash Flows from Financing Activities

Radio One, Inc.	(21,099)	-	(2,844)	6,113	(3,269)	(21,099)
Combined Subsidiary Guarantors	(2,844)	-	2,844	-	-	-
Non-Guarantor Subsidiaries	-	-	-	(6,113)	-	(6,113)
Consolidation Adjustments	-	-	-	-	3,269	3,269

Total Net Cash Flows from Financing Activities	(23,943)	-	-	-	-	(23,943)

Set forth below are consolidating balance sheets for the Company and the Subsidiary Guarantors as of December 31, 2012 and 2011, and the related consolidating statements of operations, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2012. We have applied the equity method of accounting to report our investments in subsidiaries. Separate financial statements for the subsidiary guarantors are not presented based on management’s determination that those financial statements do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of December 31, 2012

		Wholly-Owned
	Radio One,	Guarantor	Non-Guarantor	Consolidation
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,512	$1,342	$33,401	$-	$57,255
Short-term investments	-	-	1,597	-	1,597
Trade accounts receivable, net of allowance for doubtful accounts	18,494	27,468	35,950	-	81,912
Prepaid expenses and other current assets	1,707	834	4,569	-	7,110
Current portion of content assets	-	-	27,723	-	27,723
Current assets from discontinued operations	124	3	-	-	127
Total current assets	42,837	29,647	103,240	-	175,724
PROPERTY AND EQUIPMENT, net	18,035	14,867	2,276	104	35,282
INTANGIBLE ASSETS, net	320,682	462,399	38,726	380,755	1,202,562
CONTENT ASSETS, net	-	-	38,981	-	38,981
INVESTMENT IN SUBSIDIARIES	678,165	163,499	-	(841,664)	-
OTHER ASSETS	2,095	231	1,544	(790)	3,080
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	-	4,566	-	-	4,566
Total assets	$1,061,814	$675,209	$184,767	$(461,595)	$1,460,195

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,222	$1,825	$2,363	$-	$5,410
Accrued interest	5,320	-	529	-	5,849
Accrued compensation and related benefits	6,708	1,760	2,697	-	11,165
Current portion of content payables	-	-	17,694	-	17,694
Other current liabilities	2,625	4,023	9,515	-	16,163
Current portion of long-term debt	4,587	-	-	-	4,587
Current liabilities from discontinued operations	13	94	-	-	107
Total current liabilities	20,475	7,702	32,798	-	60,975
LONG-TERM DEBT, net of current portion and original issue discount	695,131	-	119,000	-	814,131
CONTENT PAYABLES, net of current portion	-	-	11,163	-	11,163
OTHER LONG-TERM LIABILITIES	14,833	884	2,950	(364)	18,303
DEFERRED TAX LIABILITIES	187,575	-	674	-	188,249
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	23	-	-	23
Total liabilities	918,014	8,609	166,585	(364)	1,092,844

REDEEMABLE NONCONTROLLING INTERESTS	-	-	12,853	-	12,853

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	18	(18)	-
Common stock	50	-	28	(28)	50
Accumulated other comprehensive income	(102)	-	(6)	6	(102)
Additional paid-in capital	1,006,873	268,560	62,683	(331,243)	1,006,873
Retained earnings (accumulated deficit)	(863,021)	398,040	(57,394)	(340,646)	(863,021)
Total stockholders’ equity	143,800	666,600	5,329	(671,929)	143,800
Noncontrolling interest	-	-	-	210,698	210,698
Total Equity	143,800	666,600	5,329	(461,231)	354,498
Total liabilities, redeemable noncontrolling interests and equity	$1,061,814	$675,209	$184,767	$(461,595)	$1,460,195

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

		Wholly-Owned
	Radio One,	Guarantor	Non-Guarantor	Consolidation
	Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,361	$33	$16,545	$-	$35,939
Short-term investments	-	-	761	-	761
Trade accounts receivable, net of allowance for doubtful accounts	18,006	27,801	38,036	-	83,843
Prepaid expenses and other current assets	2,874	1,595	3,941	-	8,410
Current portion of content assets	-	-	27,383	-	27,383
Current assets from discontinued operations	125	9	-	-	134
Total current assets	40,366	29,438	86,666	-	156,470
PROPERTY AND EQUIPMENT, net	16,361	15,299	1,714	546	33,920
INTANGIBLE ASSETS, net	321,261	464,435	49,505	406,560	1,241,761
CONTENT ASSETS, net	-	-	38,934	-	38,934
INVESTMENT IN SUBSIDIARIES	695,968	185,272	-	(881,240)	-
OTHER ASSETS	1,473	194	9,084	-	10,751
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	-	4,646	-	-	4,646
Total assets	$1,075,429	$699,284	$185,903	$(474,134)	$1,486,482

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$865	$1,509	$3,252	$-	$5,626
Accrued interest	6,174	-	529	-	6,703
Accrued compensation and related benefits	4,219	1,618	5,144	-	10,981
Current portion of content payables	-	-	20,807	-	20,807
Income taxes payable	1,783	-	11	-	1,794
Other current liabilities	2,172	4,427	5,617	-	12,216
Current portion of long-term debt	3,860	-	-	-	3,860
Current liabilities from discontinued operations	30	241	-	-	271
Total current liabilities	19,103	7,795	35,360	-	62,258
LONG-TERM DEBT, net of current portion and original issue discount	686,044	-	119,000	-	805,044
CONTENT PAYABLES, net of current portion	-	-	16,168	-	16,168
OTHER LONG-TERM LIABILITIES	12,189	935	5,759	(364)	18,519
DEFERRED TAX LIABILITIES	152,558	-	963	-	153,521
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	31	-	-	31
Total liabilities	869,894	8,761	177,250	(364)	1,055,541

REDEEMABLE NONCONTROLLING INTERESTS	-	-	20,343	-	20,343

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	18	(18)	-
Common stock	50	-	28	(28)	50
Accumulated other comprehensive income	(199)	-	(103)	103	(199)
Additional paid-in capital	1,001,840	316,127	71,178	(387,305)	1,001,840
Retained earnings (accumulated deficit)	(796,156)	374,396	(82,811)	(291,585)	(796,156)
Total stockholders’ equity	205,535	690,523	(11,690)	(678,833)	205,535
Noncontrolling interest	-	-	-	205,063	205,063
Total Equity	205,535	690,523	(11,690)	(473,770)	410,598
Total liabilities, redeemable noncontrolling interests and equity	$1,075,429	$699,284	$185,903	$(474,134)	$1,486,482

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2012

		Wholly-Owned
	Radio	Guarantor	Non-Guarantor	Consolidation
	One, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

NET REVENUE	$128,116	$131,123	$173,458	$(8,124)	$424,573
OPERATING EXPENSES:
Programming and technical	28,777	29,523	81,959	(4,478)	135,781
Selling, general and administrative, including stock-based compensation	45,630	55,779	37,889	(1,506)	137,792
Corporate selling, general and administrative, including stock-based compensation	27,358	-	15,239	(2,140)	40,457
Depreciation and amortization	4,259	6,415	1,858	26,183	38,715
Impairment of long-lived assets	-	313	-	-	313
Total operating expenses	106,024	92,030	136,945	18,059	353,058
Operating income (loss)	22,092	39,093	36,513	(26,183)	71,515
INTEREST INCOME	137	-	111	-	248
INTEREST EXPENSE	77,787	1,207	12,156	-	91,150
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	23,379	(14,104)	-	(9,275)	-
OTHER (EXPENSE) INCOME, net	(752)	-	249	(854)	(1,357)
(Loss) income before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(32,931)	23,782	24,717	(36,312)	(20,744)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	33,935	-	(700)	-	33,235
Net (loss) income from continuing operations	(66,866)	23,782	25,417	(36,312)	(53,979)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1	(138)	-	-	(137)
CONSOLIDATED NET (LOSS) INCOME	(66,865)	23,644	25,417	(36,312)	(54,116)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	12,749	12,749
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(66,865)	$23,644	$25,417	$(49,061)	$(66,865)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

		Wholly-Owned
	Radio	Guarantor	Non-Guarantor	Consolidation
	One, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

NET REVENUE	$121,631	$121,169	$134,406	$(12,967)	$364,239
OPERATING EXPENSES:
Programming and technical	31,728	30,455	60,287	(7,558)	114,912
Selling, general and administrative, including stock-based compensation	45,607	50,725	33,121	(3,002)	126,451
Corporate selling, general and administrative, including stock-based compensation	30,870	-	9,387	(2,407)	37,850
Depreciation and amortization	4,085	7,242	4,362	21,380	37,069
Impairment of long-lived assets	-	14,509	7,822	-	22,331
Total operating expenses	112,290	102,931	114,979	8,413	338,613
Operating income (loss)	9,341	18,238	19,427	(21,380)	25,626
INTEREST INCOME	36	-	318	-	354
INTEREST EXPENSE	79,229	426	8,675	-	88,330
GAIN ON INVESTMENT IN AFFILIATED COMPANY	146,879	-	-	-	146,879
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	2,597	(14,961)	-	15,651	3,287
LOSS ON RETIREMENT OF DEBT	7,743	-	-	-	7,743
OTHER (EXPENSE) INCOME, net	(337)	21	(8)	-	(324)
Income (loss) before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	71,544	2,872	11,062	(5,729)	79,749
PROVISION FOR (BENEFIT FROM) INCOME TAXES	68,655	-	(1,969)	-	66,686
Net income (loss) from continuing operations	2,889	2,872	13,031	(5,729)	13,063
LOSS FROM DISCONTINUED OPERATIONS, net of tax	-	(160)	-	-	(160)
CONSOLIDATED NET INCOME (LOSS)	2,889	2,712	13,031	(5,729)	12,903
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	10,014	10,014
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,889	$2,712	$13,031	$(15,743)	$2,889

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

		Wholly-Owned
	Radio	Guarantor	Non-Guarantor	Consolidation
	One, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

NET REVENUE	$121,478	$127,592	$41,773	$(11,551)	$279,292
OPERATING EXPENSES:
Programming and technical	29,363	31,842	19,888	(6,449)	74,644
Selling, general and administrative, including stock-based compensation	43,235	53,765	8,786	(2,694)	103,092
Corporate selling, general and administrative, including stock-based compensation	29,187	-	6,143	(2,408)	32,922
Depreciation and amortization	4,178	8,958	4,249	-	17,385
Impairment of long-lived assets	19,949	-	16,114	-	36,063
Total operating expenses	125,912	94,565	55,180	(11,551)	264,106
Operating (loss) income	(4,434)	33,027	(13,407)	-	15,186
INTEREST INCOME	56	-	71	-	127
INTEREST EXPENSE	46,756	-	78	-	46,834
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	21,982	(7,624)	-	(8,800)	5,558
GAIN ON RETIREMENT OF DEBT	6,646	-	-	-	6,646
OTHER EXPENSE, net	(2,788)	(273)	-	-	(3,061)
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(25,294)	25,130	(13,414)	(8,800)	(22,378)
PROVISION FOR INCOME TAXES	3,137	-	834	-	3,971
Net (loss) income from continuing operations	(28,431)	25,130	(14,248)	(8,800)	(26,349)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(202)	(74)	-	-	(276)
CONSOLIDATED NET (LOSS) INCOME	(28,633)	25,056	(14,248)	(8,800)	(26,625)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	2,008	2,008
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(28,633)	$25,056	$(14,248)	$(10,808)	$(28,633)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2012

		Wholly-Owned
	Radio	Guarantor	Non-Guarantor	Consolidation
	One, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$(66,865)	$23,644	$25,417	$(36,312)	$(54,116)

NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	97	-	97
COMPREHENSIVE (LOSS) INCOME	(66,865)	23,644	25,514	(36,312)	(54,019)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	12,749	12,749
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(66,865)	$23,644	$25,514	$(49,061)	$(66,768)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2011

	Radio	Wholly-Owned Guarantor	Non- Guarantor	Consolidation
	One, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$2,889	$2,712	$13,031	$(5,729)	$12,903

NET CHANGE IN UNREALIZED GAIN ON DERIVATIVE AND HEDGING ACTIVITIES, NET OF TAX	158	-	-	-	158
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	(199)	-	(199)
COMPREHENSIVE INCOME (LOSS)	3,047	2,712	12,832	(5,729)	12,862
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	10,014	10,014
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,047	$2,712	$12,832	$(15,743)	$2,848

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2010

		Wholly-Owned
	Radio	Guarantor	Non-Guarantor	Consolidation
	One, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(28,633)	$25,056	$(14,248)	$(8,800)	$(26,625)

NET CHANGE IN UNREALIZED GAIN ON DERIVATIVE AND HEDGING ACTIVITIES, NET OF TAX	662	-	-	-	662
COMPREHENSIVE (LOSS) INCOME	(27,971)	25,056	(14,248)	(8,800)	(25,963)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	2,008	2,008

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,971)	$25,056	$(14,248)	$(10,808)	$(27,971)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

		Wholly-Owned	Non-
	Radio	Guarantor	Guarantor	Consolidation
	One, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$22,443	$3,309	$27,939	$(8,244)	$45,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,946)	-	(1,539)	-	(12,485)
Purchase of Reach Media shares	-	(2,000)	-	-	(2,000)
Proceeds from sales of investment securities	-	-	9,122	-	9,122
Acquisition of launch assets	-	-	(54)	-	(54)
Purchases of investment securities	-	-	(2,627)	-	(2,627)
Net cash flows (used in) provided by investing activities	(10,946)	(2,000)	4,902	-	(8,044)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(5,789)	-	-	-	(5,789)
Payment of bank financing costs	(2,557)	-	-	-	(2,557)
Payment of dividends by TV One	-	-	(15,985)	8,244	(7,741)
Net cash flows (used in) provided by financing activities	(8,346)	-	(15,985)	8,244	(16,087)
INCREASE IN CASH AND CASH EQUIVALENTS	3,151	1,309	16,856	-	21,316
CASH AND CASH EQUIVALENTS, beginning of period	19,361	33	16,545	-	35,939
CASH AND CASH EQUIVALENTS, end of period	$22,512	$1,342	$33,401	$-	$57,255

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

		Wholly-Owned	Non-
	Radio	Guarantor	Guarantor	Consolidation
	One, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$14,744	$(946)	$32,378	$(14,570)	$31,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,947)	-	(1,498)	-	(9,445)
Net cash and investments acquired in connection with TV One consolidation	-	-	65,245	-	65,245
Net cash flows (used in) provided by investing activities	(7,947)	-	63,747	-	55,800
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	378,280	-	-	-	378,280
Payment of credit facility	(356,576)	-	-	-	(356,576)
Debt refinancing and modification costs	(4,972)	-	(1,281)	-	(6,253)
Repurchase of noncontrolling interest	-	-	(54,595)	-	(54,595)
Proceeds from noncontrolling interest holder	-	-	2,776	-	2,776
Payment of dividends by Reach Media	-	-	(3,250)	1,739	(1,511)
Payment of dividends by TV One	-	-	(25,137)	12,831	(12,306)
Repayment of other debt	-	-	(1,000)	-	(1,000)
Repurchase of common stock	(9,474)	-	-	-	(9,474)
Net cash flows provided by (used in) financing activities	7,258	-	(82,487)	14,570	(60,659)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,055	(946)	13,638	-	26,747
CASH AND CASH EQUIVALENTS, beginning of period	5,306	979	2,907	-	9,192
CASH AND CASH EQUIVALENTS, end of period	$19,361	$33	$16,545	$-	$35,939

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

		Wholly-Owned
	Radio	Guarantor	Non-Guarantor	Consolidation
	One, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$19,977	$1,001	$127	$(3,269)	$17,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,199)	-	(123)	-	(4,322)
Purchases of intangibles	(342)	-	-	-	(342)
Net cash flows used in investing activities	(4,541)	-	(123)	-	(4,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	342,000	-	-	-	342,000
Payment of credit facility	(339,343)	-	-	-	(339,343)
Proceeds from issuance of Senior Subordinated Notes	286,794	-	-	-	286,794
Repayment of Senior Subordinated Notes	(290,800)	-	-	-	(290,800)
Payment of dividends by Reach Media	-	-	(6,113)	3,269	(2,844)
Debt refinancing and modification costs	(19,750)	-	-	-	(19,750)
Net cash flows (used in) provided by financing activities	(21,099)	-	(6,113)	3,269	(23,943)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,663)	1,001	(6,109)	-	(10,771)
CASH AND CASH EQUIVALENTS, beginning of period	10,969	(22)	9,016	-	19,963
CASH AND CASH EQUIVALENTS, end of period	$5,306	$979	$2,907	$-	$9,192

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