Form 10-Q/A
period 2013-03-31
RADIO ONE, INC.
filed 2013-09-13
CIK 1041657

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

EXPLANATORY NOTE

Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment No. 1 ("Amendment") on Form 10-Q/A to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 to correct and restate classification errors related to the condensed consolidating financial statements of guarantors/non-guarantors in the footnote to its previously filed financial statements in its quarterly report on Form 10-Q for the quarter ended March 31, 2013 for the reason described below.

The restatement is solely the result of classification errors of certain items in Note 12 included in those financial statements. The classification errors, which have no impact on the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for this previously reported period, relate to: (i) including TV One, LLC (“TV One”) in the “Radio One, Inc.” column in the condensed consolidating financial statements in the March 31, 2013 Form 10-Q although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933; (ii) including Reach Media, Inc. (“Reach Media”) in the “Radio One, Inc.” column in the condensed consolidating financial statements in the March 31, 2013 Form 10-Q although Reach Media was a guarantor subsidiary for that reporting period; (iii) the presentation and classification of certain intercompany transactions in the condensed consolidating statement of cash flows; and (iv) the presentation of certain consolidation adjustments within the condensed consolidating financial information. Additionally, the Company determined separate financial statements for Reach Media should have been included in the Form 10-Q for the quarter ended March 31, 2013 because it is not wholly owned by the Company.

The Company also identified an immaterial classification error related to the cash flow statement presentation in its previously filed interim consolidated financial statements as of and for the three month period ended March 31, 2013. The Company improperly classified proceeds from the sale of its Columbus station (WJKR-FM) as cash flows from discontinued operations within operating activities rather than as a source of cash flows from investing activities. In connection with the filing of its Form 10-Q/A as of and for the three month period ended March 31, 2013, the Company has corrected this classification error. The impact on the financial statements was to overstate cash flows from operating activities by approximately $4.0 million and understate cash flows from investing activities by approximately $4.0 million for the three month period ended March 31, 2013. The classification error had no effect on operating cash flows from continuing operations. Further, the classification error had no effect on the Company’s consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive loss or consolidated statement of changes in equity as of and for the three month period ended March 31, 2013.

This Amended 10-Q does not reflect events occurring after the filing of the original Form 10-Q and does not modify or update the disclosure in the original 10-Q, other than for (i) the changes noted above, (ii) the evaluation and current developments of controls and procedures in Item 4; and (iii) the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures made to the Form 10-Q for the quarter ended March 31, 2013.

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(12,415)	$(75,185)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,540	9,685
Amortization of debt financing costs	1,317	760
Amortization of content assets	8,796	8,321
Amortization of launch assets	2,491	2,489
Deferred income taxes	6,604	65,582
Impairment of long-lived assets	1,370	—
Stock-based compensation	43	44
Non-cash interest	—	7,038
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(1,824)	3,555
Prepaid expenses and other assets	(3,220)	1,514
Other assets	42	(3,009)
Accounts payable	1,123	2,610
Accrued interest	220	121
Accrued compensation and related benefits	(2,199)	604
Income taxes payable	56	(431)
Other liabilities	1,137	(475)
Payments for content assets	(12,451)	(10,714)
Net cash flows (used in) operating activities of discontinued operations	(826)	(24)
Net cash flows (used in) provided by operating activities	(196)	12,485
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,220)	(2,960)
Proceeds from sales of investment securities	503	3,859
Purchases of investment securities	(1,831)	(348)
Proceeds from sale of discontinued operations	4,000	-
Net cash flows provided by investing activities	452	551
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	(747)	—
Repurchase of common stock	(1,526)	—
Repayment of credit facility	(960)	(965)
Debt refinancing and modification costs	(23)	(13)
Payment of dividends to noncontrolling interest members of TV One	(7,829)	(4,113)
Net cash flows used in financing activities	(11,085)	(5,091)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,829)	7,945
CASH AND CASH EQUIVALENTS, beginning of period	57,255	35,939
CASH AND CASH EQUIVALENTS, end of period	$46,426	$43,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20,710	$15,490
Income taxes, net	$8	$60

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

(n) Correction of Prior Period Misclassifications

In connection with preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2013, the Company identified misclassifications in its previously filed financial statements related to the condensed consolidating financial statements of guarantors in the notes to its previously filed financial statements in its quarterly report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 10-Q”) and in its annual report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”). The misclassifications primarily relate to: (i) including TV One in the “Radio One, Inc.” column in the condensed consolidating financial statements in each of the 2012 10-K and the First Quarter 10-Q although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933; (ii) including Reach Media, Inc. (“Reach Media”) in the “Radio One, Inc.” column in the condensed consolidating financial statements in the 2012 10-K although Reach Media was a non-guarantor subsidiary for that reporting period; and (iii) after Reach Media became a guarantor under the Company’s outstanding registered notes on February 14, 2013, including Reach Media in the “Wholly-Owned Guarantor Subsidiaries” column in the condensed consolidating financial statements in the First Quarter 10-Q and the comparative period in 2012 rather than a separate column for “non-wholly owned guarantor subsidiaries”. Additionally, the Company determined separate financial statements for Reach Media should have been included in the First Quarter 10-Q because it is not wholly owned by the Company. The accompanying condensed consolidating financial statements for the current period reflect these corrections. In consultation with its audit committee, management has amended its previously filed financial statements for 2012 on Form 10-K/A to reflect these corrections. These changes have no impact on the Company’s consolidated financial statements, including its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for any previously reported period.

Also in connection with preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2013, the Company identified an immaterial misclassification related to the cash flow statement presentation in its previously filed interim consolidated financial statements as of and for the three month period ended March 31, 2013. The Company improperly classified proceeds from the sale of its Columbus station (WJKR-FM) as cash flows from discontinued operations within operating activities rather than as a source of cash flows from investing activities. In connection with the filing of its Form 10-Q/A as of and for the three month period ended March 31, 2013, the Company has corrected this misclassification. The impact on the financial statements was to overstate cash flows from operating activities by approximately $4.0 million and understate cash flows from investing activities by approximately $4.0 million for the three month period ended March 31, 2013. The misclassification had no effect on operating cash flows from continuing operations. Further, the misclassification had no effect on the Company’s consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive loss or consolidated statement of changes in equity as of and for the three month period ended March 31, 2013.

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

Detailed segment data for the three months ended March 31, 2013 and 2012 is presented in the following tables:

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$49,858	$52,655
Reach Media	9,541	13,553
Internet	5,052	5,785
Cable Television	35,991	32,236
Corporate/Eliminations/Other	(1,330)	(1,265)
Consolidated	$99,112	$102,964

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$31,621	$35,216
Reach Media	10,347	14,363
Internet	5,552	5,464
Cable Television	20,766	20,318
Corporate/Eliminations/Other	4,387	3,701
Consolidated	$72,673	$79,477

Depreciation and Amortization:
Radio Broadcasting	$1,542	$1,605
Reach Media	288	301
Internet	710	814
Cable Television	6,633	6,748
Corporate/Eliminations/Other	367	217
Consolidated	$9,540	$9,685

Impairment of Long-Lived Assets:
Radio Broadcasting	$1,370	$—
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$1,370	$—

Operating income (loss):
Radio Broadcasting	$15,325	$15,834
Reach Media	(1,094)	(1,111)
Internet	(1,210)	(493)
Cable Television	8,592	5,170
Corporate/Eliminations/Other	(6,084)	(5,598)
Consolidated	$15,529	$13,802

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$788,156	$801,340
Reach Media	33,302	29,492
Internet	31,430	32,076
Cable Television	524,024	535,344
Corporate/Eliminations/Other	65,148	61,943
Consolidated	$1,442,060	$1,460,195

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

Set forth below are consolidating balance sheets for the Company and its subsidiaries as of March 31, 2013 and December 31, 2012, and the related consolidating statements of operations, comprehensive loss and cash flows for each of the three months periods ended March 31, 2013 and 2012, respectively. We have applied the equity method of accounting to report our investments in subsidiaries.

The Radio One, Inc. column of the condensed consolidating financial statements reflects the assets directly owned by Radio One, Inc., which consist of assets for several radio markets, and also includes the FCC licenses associated with those markets whose operating assets are directly owned by Radio One, Inc. These FCC licenses are owned by Radio One Licenses, LLC, a wholly owned guarantor subsidiary of the Company, and have a net book value of approximately $266.8 million at March 31, 2013 and December 31, 2012. The Company believes the presentation of these FCC licenses within the Radio One, Inc. column of the condensed consolidating financial statements is appropriate because it reflects all of the assets that contribute to the operating performance of those markets in a single column within the condensed consolidating financial information.

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

In its previously filed consolidated financial statements, the Company improperly classified certain subsidiary activities within its condensed consolidating financial statements. The misclassifications primarily relate to: (i) including TV One in the “Radio One, Inc.” column in the condensed consolidating financial statements although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933 and (ii) after Reach Media became a guarantor under the Company’s outstanding registered notes on February 14, 2013, including Reach Media in the “Wholly-Owned Guarantor Subsidiaries” column in the condensed consolidating financial statements in the First Quarter 10-Q and the comparative period in 2012 rather than a separate column for “non-wholly owned guarantor subsidiaries”. Additionally, the Company determined separate financial statements for Reach Media should have been included in the First Quarter 10-Q because it is not wholly owned by the Company. These changes have no impact on the Company’s consolidated financial statements, including its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for any previously reported period.

The summarized impact on the financial statements is as follows (in thousands):

Selected Balance Sheet Data

As of March 31, 2013

(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non- Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Assets

Radio One, Inc.	1,422,345	-	(31,830)	(33,302)	(150,405)	(164,448)	1,042,360
Combined Subsidiary Guarantors	629,645	-	31,830	-	-	-	661,475
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	33,302	-	-	33,302
Non-Guarantor Subsidiaries	-	-	-	-	150,405	-	150,405
Consolidation Adjustments	(609,930)	-	-	-	-	164,448	(445,482)

Total Assets	1,442,060	-	-	-	-	-	1,442,060

Selected Balance Sheet Data

As of December 31, 2012

(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non-Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Assets

Radio One, Inc.	1,445,892	-	(75,862)	(29,492)	(155,275)	(123,449)	1,061,814
Combined Subsidiary Guarantors	599,347	-	75,862	-	-	-	675,209
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	29,492	-	-	29,492
Non-Guarantor Subsidiaries	-	-	-	-	155,275	-	155,275
Consolidation Adjustments	(585,044)	-	-	-	-	123,449	(461,595)

Total Assets	1,460,195	-	-	-	-	-	1,460,195

  Selected Statement of Operations Data

For The Three Months Ended March 31, 2013

(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non-Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Revenues

Radio One, Inc.	57,649	-	10,987	(9,541)	(35,991)	1,543	24,647
Combined Subsidiary Guarantors	41,463	-	(10,987)	-	-	-	30,476
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	9,541	-	-	9,541
Non-Guarantor Subsidiaries	-	-	-	-	35,991	-	35,991
Consolidation Adjustments	-	-	-	-	-	(1,543)	(1,543)

Total Revenues	99,112	-	-	-	-	-	99,112

Operating Income

Radio One, Inc.	11,031	-	(1,435)	1,094	(15,041)	6,449	2,098
Combined Subsidiary Guarantors	4,498	-	1,435	-	-	-	5,933
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(1,094)	-	-	(1,094)
Non-Guarantor Subsidiaries	-	-	-	-	15,041	-	15,041
Consolidation Adjustments	-	-	-	-	-	(6,449)	(6,449)

Total Operating Income	15,529	-	-	-	-	-	15,529

Consolidated Net Income (Loss)

Radio One, Inc.	(12,415)	-	(505)	768	(12,013)	6,059	(18,106)
Combined Subsidiary Guarantors	5,048	-	505	-	-	-	5,553
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(768)	-	-	(768)
Non-Guarantor Subsidiaries	-	-	-	-	12,013	-	12,013
Consolidation Adjustments	(5,048)	-	-	-	-	(6,059)	(11,107)

Total Consolidated Net Income (Loss)	(12,415)	-	-	-	-	-	(12,415)

Total Net Income Attributable to Non-Controlling Interests

Radio One, Inc.	5,691	-	-	-	-	(5,691)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	-	5,691	5,691

Total Net Income Attributable to Non-Controlling Interests	5,691	-	-	-	-	-	5,691

Consolidated Net Income (Loss) Attributable to Common Stockholders

Radio One, Inc.	(18,106)	-	(505)	768	(12,013)	11,750	(18,106)
Combined Subsidiary Guarantors	5,048	-	505	-	-	-	5,553
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(768)	-	-	(768)
Non-Guarantor Subsidiaries	-	-	-	-	12,013	-	12,013
Consolidation Adjustments	(5,048)	-	-	-	-	(11,750)	(16,798)

Total Consolidated Net Income (Loss) Attributable to Common Stockholders	(18,106)	-	-	-	-	-	(18,106)

Selected Statement of Operations Data

For The Three Months Ended March 31, 2012

(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non-Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Revenues

Radio One, Inc.	71,939	-	1,868	(13,553)	(32,236)	1,994	30,012
Combined Subsidiary Guarantors	31,025	-	(1,868)	-	-	-	29,157
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	13,553	-	-	13,553
Non-Guarantor Subsidiaries	-	-	-	-	32,236	-	32,236
Consolidation Adjustments	-	-	-	-	-	(1,994)	(1,994)

Total Revenues	102,964	-	-	-	-	-	102,964

Operating Income

Radio One, Inc.	7,609	-	(50)	1,111	(11,771)	6,601	3,500
Combined Subsidiary Guarantors	6,193	-	50	-	-	-	6,243
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(1,111)	-	-	(1,111)
Non-Guarantor Subsidiaries	-	-	-	-	11,771	-	11,771
Consolidation Adjustments	-	-	-	-	-	(6,601)	(6,601)

Total Operating Income	13,802	-	-	-	-	-	13,802

Consolidated Net Income (Loss)

Radio One, Inc.	(75,185)	-	2,423	618	(8,737)	1,639	(79,242)
Combined Subsidiary Guarantors	5,930	-	(2,423)	-	-	-	3,507
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(618)	-	-	(618)
Non-Guarantor Subsidiaries	-	-	-	-	8,737	-	8,737
Consolidation Adjustments	(5,930)	-	-	-	-	(1,639)	(7,569)

Total Consolidated Net Income (Loss)	(75,185)	-	-	-	-	-	(75,185)

Net Income Attributable to Non-Controlling Interests

Radio One, Inc.	4,057	-	-	-	-	(4,057)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	-	4,057	4,057

Total Net Income Attributable to Non-Controlling Interests	4,057	-	-	-	-	-	4,057

Consolidated Net Income (Loss) Attributable to Common Stockholders

Radio One, Inc.	(79,242)	-	2,423	618	(8,737)	5,696	(79,242)
Combined Subsidiary Guarantors	5,930	-	(2,423)	-	-	-	3,507
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(618)	-	-	(618)
Non-Guarantor Subsidiaries	-	-	-	-	8,737	-	8,737
Consolidation Adjustments	(5,930)	-	-	-	-	(5,696)	(11,626)

Total Consolidated Net Income (Loss) Attributable to Common Stockholders	(79,242)	-	-	-	-	-	(79,242)

Selected Statement of Comprehensive Income Data

For The Three Months Ended March 31, 2013

(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non-Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Comprehensive Income Attributable to Non-Controlling Interests

Radio One, Inc.	5,691	-	-	-	-	(5,691)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	-	5,691	5,691

Total Comprehensive Income Attributable to Non-Controlling Interests	5,691	-	-	-	-	-	5,691

Selected Statement of Comprehensive Income Data

For The Three Months  Ended March 31, 2012

(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non-Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Comprehensive Income Attributable to Non-Controlling Interests

Radio One, Inc.	4,057	-	-	-	-	(4,057)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	-	4,057	4,057

Total Comprehensive Income Attributable to Non-Controlling Interests	4,057	-	-	-	-	-	4,057

Selected Statement of Cash Flows Data

For The Three Months Ended March 31, 2013

(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non-Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Net Cash Flows from Operating Activities

Radio One, Inc.	7,597	-	1,574	759	(7,410)	3,123	5,643
Combined Subsidiary Guarantors	1,255	-	(5,574)	-	-	-	(4,319)
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(759)	-	-	(759)
Non-Guarantor Subsidiaries	-	-	-	-	7,410	-	7,410
Consolidation Adjustments	(5,048)	-	-	-	-	(3,123)	(8,171)

Total Net Cash Flows from Operating Activities	3,804	-	(4,000)	-	-	-	(196)

Net Cash Flows from Investing Activities

Radio One, Inc.	(8,596)	-	-	57	1,425	5,048	(2,066)
Combined Subsidiary Guarantors	-	-	4,000	-	-	-	4,000
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(57)	-	-	(57)
Non-Guarantor Subsidiaries	-	-	-	-	(1,425)	-	(1,425)
Consolidation Adjustments	5,048	-	-	-	-	(5,048)	-

Total Net Cash Flows from Investing Activities	(3,548)	-	4,000	-	-	-	452

Net Cash Flows from Financing Activities

Radio One, Inc.	(11,085)	-	-	-	16,000	(8,171)	(3,256)
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	(16,000)	-	(16,000)
Consolidation Adjustments	-	-	-	-	-	8,171	8,171

Total Net Cash Flows from Financing Activities	(11,085)	-	-	-	-	-	(11,085)

Selected Statement of Cash Flows Data

For The Three Months Ended March 31, 2012

(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non-Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non-Guarantor	Consolidation Adjustments	As Restated
Net Cash Flows from Operating Activities

Radio One, Inc.	18,603	-	(102)	(371)	(7,724)	(1,642)	8,764
Combined Subsidiary Guarantors	(188)	-	102	-	-	-	(86)
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	371	-	-	371
Non-Guarantor Subsidiaries	-	-	-	-	7,724	-	7,724
Consolidation Adjustments	(5,930)	-	-	-	-	1,642	(4,288)

Total Net Cash Flows from Operating Activities	12,485	-	-	-	-	-	12,485

Net Cash Flows from Investing Activities

Radio One, Inc.	(5,379)	-	-	7	(3,275)	5,930	(2,717)
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(7)	-	-	(7)
Non-Guarantor Subsidiaries	-	-	-	-	3,275	-	3,275
Consolidation Adjustments	5,930	-	-	-	-	(5,930)	-

Total Net Cash Flows from Investing Activities	551	-	-	-	-	-	551

Net Cash Flows from Financing Activities

Radio One, Inc.	(5,091)	-	-	-	8,401	(4,288)	(978)
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	(8,401)	-	(8,401)
Consolidation Adjustments	-	-	-	-	-	4,288	4,288

Total Net Cash Flows from Financing Activities	(5,091)	-	-	-	-	-	(5,091)

Set forth below are consolidating balance sheets for the Company and the Subsidiary Guarantors as of March 31, 2013 and December 31, 2012, and the related consolidating statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2013 and 2012. We have applied the equity method of accounting to report our investments in subsidiaries. Separate financial statements for the wholly-owned guarantor subsidiaries are not presented based on management’s determination that those financial statements do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2013

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

NET REVENUE	$24,647	$30,476	$9,541	$35,991	$(1,543)	$99,112
OPERATING EXPENSES:
Programming and technical	5,287	7,551	7,464	11,374	(1,203)	30,473
Selling, general and administrative, including stock-based compensation	10,195	14,141	1,744	6,983	(340)	32,723
Corporate selling, general and administrative, including stock-based compensation	5,929	-	1,139	2,409	-	9,477
Depreciation and amortization	1,138	1,481	288	184	6,449	9,540
Impairment of long-lived assets	-	1,370	-	-	-	1,370
Total operating expenses	22,549	24,543	10,635	20,950	4,906	83,583
Operating income (loss)	2,098	5,933	(1,094)	15,041	(6,449)	15,529
INTEREST INCOME	29	-	-	11	-	40
INTEREST EXPENSE	18,844	363	-	3,039	-	22,246
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	5,588	(930)	-	-	(4,658)	-
OTHER INCOME, net	30	10	-	-	-	40
(Loss) income before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(11,099)	4,650	(1,094)	12,013	(11,107)	(6,637)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	7,007	-	(326)	-	-	6,681
Net (Loss) income from continuing operations	(18,106)	4,650	(768)	12,013	(11,107)	(13,318)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	-	903	-	-	-	903
CONSOLIDATED NET (LOSS) INCOME	(18,106)	5,553	(768)	12,013	(11,107)	(12,415)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	5,691	5,691
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,106)	$5,553	$(768)	$12,013	$(16,798)	$(18,106)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2012

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

NET REVENUE	$30,012	$29,157	$13,553	$32,236	$(1,994)	$102,964
OPERATING EXPENSES:
Programming and technical	7,189	7,824	5,977	11,222	(1,100)	31,112
Selling, general and administrative, including stock-based compensation	12,220	13,448	6,491	6,972	(359)	38,772
Corporate selling, general and administrative, including stock-based compensation	6,109	-	1,895	2,124	(535)	9,593
Depreciation and amortization	994	1,642	301	147	6,601	9,685
Total operating expenses	26,512	22,914	14,664	20,465	4,607	89,162
Operating income (loss)	3,500	6,243	(1,111)	11,771	(6,601)	13,802
INTEREST INCOME	14	-	2	6	-	22
INTEREST EXPENSE	20,459	249	-	3,039	-	23,747
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	3,440	(2,472)	-	-	(968)	-
OTHER INCOME (EXPENSE), net	8	-	-	(1)	-	7
(Loss) income before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(13,497)	3,522	(1,109)	8,737	(7,569)	(9,916)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	65,745	-	(491)	-	-	65,254
Net (Loss) income from continuing operations	(79,242)	3,522	(618)	8,737	(7,569)	(75,170)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	-	(15)	-	-	-	(15)
CONSOLIDATED NET (LOSS) INCOME	(79,242)	3,507	(618)	8,737	(7,569)	(75,185)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	4,057	4,057
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(79,242)	$3,507	$(618)	$8,737	$(11,626)	$(79,242)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2013

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(18,106)	$5,553	$(768)	$12,013	$(11,107)	$(12,415)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	(20)	-	(20)
COMPREHENSIVE (LOSS) INCOME	(18,106)	5,553	(768)	11,993	(11,107)	(12,435)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	5,691	5,691
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,106)	$5,553	$(768)	$11,993	$(16,798)	$(18,126)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2012

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(79,242)	$3,507	$(618)	$8,737	$(7,569)	$(75,185)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	97	-	97
COMPREHENSIVE (LOSS) INCOME	(79,242)	3,507	(618)	8,834	(7,569)	(75,088)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	4,057	4,057
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(79,242)	$3,507	$(618)	$8,834	$(11,626)	$(79,145)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of March 31, 2013

		Wholly-Owned	Non-Wholly Owned
	Radio One,	Guarantor	Guarantor	Non-Guarantor	Consolidation
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,833	$1,023	$1,598	$20,972	$-	$46,426
Short-term investments	-	-	-	3,212	-	3,212
Trade accounts receivable, net of allowance for doubtful accounts	13,542	27,079	9,644	33,471	-	83,736
Prepaid expenses and other current assets	2,080	1,698	5,592	960	-	10,330
Current portion of content assets	-	-	-	28,770	-	28,770
Current assets from discontinued operations	125	(10)	-	-	-	115
Total current assets	38,580	29,790	16,834	87,385	-	172,589
PROPERTY AND EQUIPMENT, net	17,820	14,746	460	1,721	43	34,790
INTANGIBLE ASSETS, net	319,747	460,599	16,005	20,012	374,302	1,190,665
CONTENT ASSETS, net	-	-	-	39,605	-	39,605
INVESTMENT IN SUBSIDIARIES	664,343	154,758	-	-	(819,101)	-
OTHER ASSETS	1,870	180	3	1,682	(726)	3,009
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	-	1,402	-	-	-	1,402
Total assets	$1,042,360	$661,475	$33,302	$150,405	$(445,482)	$1,442,060

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$789	$1,505	$941	$3,298	$-	$6,533
Accrued interest	5,540	-	-	529	-	6,069
Accrued compensation and related benefits	4,772	1,677	632	1,885	-	8,966
Current portion of content payables	-	-	-	16,038	-	16,038
Other current liabilities	(668)	3,897	8,913	5,083	-	17,225
Current portion of long-term debt	3,840	-	-	-	-	3,840
Current liabilities from discontinued operations	26	86	-	-	-	112
Total current liabilities	14,299	7,165	10,486	26,833	-	58,783
LONG-TERM DEBT, net of current portion and original issue discount	694,536	-	-	119,000	-	813,536
CONTENT PAYABLES, net of current portion	-	-	-	10,835	-	10,835
OTHER LONG-TERM LIABILITIES	15,070	824	100	2,803	(364)	18,433
DEFERRED TAX LIABILITIES	194,610	-	243	-	-	194,853
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	16	-	-	-	16
Total liabilities	918,515	8,005	10,829	159,471	(364)	1,096,456

REDEEMABLE NONCONTROLLING INTERESTS	-	-	13,012	-	-	13,012

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	-	18	(18)	-
Common stock	49	-	10	18	(28)	49
Accumulated other comprehensive income	(122)	-	-	(26)	26	(122)
Additional paid-in capital	1,005,045	249,877	40,976	5,548	(296,401)	1,005,045
Retained earnings (accumulated deficit)	(881,127)	403,593	(31,525)	(14,624)	(357,444)	(881,127)
Total stockholders’ equity	123,845	653,470	9,461	(9,066)	(653,865)	123,845
Noncontrolling interest	-	-	-	-	208,747	208,747
Total Equity	123,845	653,470	9,461	(9,066)	(445,118)	332,592
Total liabilities, redeemable noncontrolling interests and equity	$1,042,360	$661,475	$33,302	$150,405	$(445,482)	$1,442,060

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of December 31, 2012

		Wholly-Owned	Non-Wholly Owned
	Radio One,	Guarantor	Guarantor	Non-Guarantor	Consolidation
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	Unaudited
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,512	$1,342	$2,414	$30,987	$-	$57,255
Short-term investments	-	-	-	1,597	-	1,597
Trade accounts receivable, net of allowance for doubtful accounts	18,494	27,468	6,788	29,162	-	81,912
Prepaid expenses and other current assets	1,707	834	3,593	976	-	7,110
Current portion of content assets	-	-	-	27,723	-	27,723
Current assets from discontinued operations	124	3	-	-	-	127
Total current assets	42,837	29,647	12,795	90,445	-	175,724
PROPERTY AND EQUIPMENT, net	18,035	14,867	469	1,807	104	35,282
INTANGIBLE ASSETS, net	320,682	462,399	16,225	22,501	380,755	1,202,562
CONTENT ASSETS, net	-	-	-	38,981	-	38,981
INVESTMENT IN SUBSIDIARIES	678,165	163,499	-	-	(841,664)	-
OTHER ASSETS	2,095	231	3	1,541	(790)	3,080
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	-	4,566	-	-	-	4,566
Total assets	$1,061,814	$675,209	$29,492	$155,275	$(461,595)	$1,460,195

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,222	$1,825	$314	$2,049	$-	$5,410
Accrued interest	5,320	-	-	529	-	5,849
Accrued compensation and related benefits	6,708	1,760	925	1,772	-	11,165
Current portion of content payables	-	-	-	17,694	-	17,694
Other current liabilities	2,625	4,023	4,216	5,299	-	16,163
Current portion of long-term debt	4,587	-	-	-	-	4,587
Current liabilities from discontinued operations	13	94	-	-	-	107
Total current liabilities	20,475	7,702	5,455	27,343	-	60,975
LONG-TERM DEBT, net of current portion and original issue discount	695,131	-	-	119,000	-	814,131
CONTENT PAYABLES, net of current portion	-	-	-	11,163	-	11,163
OTHER LONG-TERM LIABILITIES	14,833	884	122	2,828	(364)	18,303
DEFERRED TAX LIABILITIES	187,575	-	674	-	-	188,249
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	23	-	-	-	23
Total liabilities	918,014	8,609	6,251	160,334	(364)	1,092,844

REDEEMABLE NONCONTROLLING INTERESTS	-	-	12,853	-	-	12,853

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	-	18	(18)	-
Common stock	50	-	10	18	(28)	50
Accumulated other comprehensive income	(102)	-	-	(6)	6	(102)
Additional paid-in capital	1,006,873	268,560	41,135	21,548	(331,243)	1,006,873
Retained earnings (accumulated deficit)	(863,021)	398,040	(30,757)	(26,637)	(340,646)	(863,021)
Total stockholders’ equity	143,800	666,600	10,388	(5,059)	(671,929)	143,800
Noncontrolling interest	-	-	-	-	210,698	210,698
Total Equity	143,800	666,600	10,388	(5,059)	(461,231)	354,498
Total liabilities, redeemable noncontrolling interests and equity	$1,061,814	$675,209	$29,492	$155,275	$(461,595)	$1,460,195

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2013

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$5,643	$(4,319)	$(759)	$7,410	$(8,171)	$(196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,066)	-	(57)	(97)	-	(2,220)
Proceeds from sales of investment securities	-	-	-	503	-	503
Purchases of investment securities	-	-	-	(1,831)	-	(1,831)
Proceeds from sale of discontinued operations	-	4,000	-	-	-	4,000
Net cash flows (used in) provided by investing activities	(2,066)	4,000	(57)	(1,425)	-	452
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(960)	-	-	-	-	(960)
Repurchase of common stock	(1,526)	-	-	-	-	(1,526)
Repayment of senior subordinated notes	(747)	-	-	-	-	(747)
Debt refinancing and modification costs	(23)	-	-	-	-	(23)
Payment of dividends by TV One	-	-	-	(16,000)	8,171	(7,829)
Net cash flows (used in) provided by financing activities	(3,256)	-	-	(16,000)	8,171	(11,085)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	321	(319)	(816)	(10,015)	-	(10,829)
CASH AND CASH EQUIVALENTS, beginning of period	22,512	1,342	2,414	30,987	-	57,255
CASH AND CASH EQUIVALENTS, end of period	$22,833	$1,023	$1,598	$20,972	$-	$46,426

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8,764	$(86)	$371	$7,724	$(4,288)	$12,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,717)	-	(7)	(236)	-	(2,960)
Proceeds from sales of investment securities	-	-	-	3,859	-	3,859
Purchases of investment securities	-	-	-	(348)	-	(348)
Net cash flows (used in) provided by investing activities	(2,717)	-	(7)	3,275	-	551
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(965)	-	-	-	-	(965)
Debt refinancing and modification costs	(13)	-	-	-	-	(13)
Payment of dividends by TV One	-	-	-	(8,401)	4,288	(4,113)
Net cash flows (used in) provided by financing activities	(978)	-	-	(8,401)	4,288	(5,091)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,069	(86)	364	2,598	-	7,945
CASH AND CASH EQUIVALENTS, beginning of period	19,361	33	1,683	14,862	-	35,939
CASH AND CASH EQUIVALENTS, end of period	$24,430	$(53)	$2,047	$17,460	$-	$43,884

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

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2013 and 2012:

	2013	2012
	(In thousands)

Net cash flows (used in) provided by operating activities	$(196)	$12,485
Net cash flows provided by investing activities	$452	$551
Net cash flows used in financing activities	$(11,085)	$(5,091)

Net cash flows used in operating activities were $196,000 for the three months ended March 31, 2013, compared to net cash flows provided by operating activities of approximately $12.5 million for the three months ended March 31, 2012. Cash flows from operating activities for the three months ended March 31, 2013, decreased from the prior year primarily due to  higher cash interest payments in the first quarter of 2013 and additional payments for content assets as compared to the same period in 2012.

Net cash flows provided by investing activities were $452,000 compared to net cash flows provided by investing activities of $551,000 for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $2.2 million and $3.0 million for the three months ended March 31, 2013 and 2012, respectively. Proceeds from sales of investment securities were $503,000 and approximately $3.9 million for the three months ended March 31, 2013 and 2012, respectively. Purchases of investment securities were approximately $1.8 million and $348,000 for the three months ended March 31, 2013 and 2012, respectively. In addition, proceeds from sale of discontinued operations were approximately $4.0 million for the three months ended March 31, 2013.

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

Identification of Material Weakness

During the second quarter of 2013, we identified a material weakness in our internal control over financial reporting. The Company did not maintain adequate internal controls with regard to the review of the preparation of the condensed consolidating financial statements of guarantors in the footnotes to its previously filed financial statements. The Company is restating its condensed consolidating footnote in its financial statements as of and for the three month period ended March 31, 2013 to correct the above matters. Additionally, we are revising our disclosures in Item 4 to identify this material weakness.

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

Changes in internal control over financial reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2012 (the “2012 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2012 Annual Report, as updated by our quarterly reports on Form 10-Q and Form 10-Q/A, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factors set forth below are in addition to those in the 2012 Annual Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2013, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson

Executive Vice President and

Chief Financial Officer

(Principal Accounting Officer)

September 13, 2013

NON-WHOLLY OWNED GUARANTOR SUBSIDIARY FINANCIAL STATEMENTS

Radio One, Inc. (“Radio One”) is required to provide stand-alone financial statements for its Non-Wholly Owned Guarantor Subsidiary, Reach Media, Inc. (“Reach Media”) pursuant to Rule 3-10 of Regulation S-X. Reach Media, along with Radio One’s Wholly-Owned Subsidiary Guarantors, guarantee the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the obligations under the 2011 Credit Agreement, as amended. Note 12 of the condensed consolidated financial statements of Radio One, included under Part I of this Form 10-Q/A, contains condensed consolidating financial information for Radio One, Reach Media and Radio One’s other subsidiaries. Stand-alone unaudited financial statements for Reach Media are presented on the following pages.

F-1

REACH MEDIA, INC.

 STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except share data)

NET REVENUE (includes revenue from the Tom Joyner Fantastic Voyage – See Note 4)	$9,541	$13,553
OPERATING EXPENSES:
Programming and technical	7,464	5,977
Selling, general and administrative (includes expenses from the Tom Joyner Fantastic Voyage – See Note 4)	1,744	6,491
Corporate selling, general and administrative	1,139	1,895
Depreciation and amortization	288	301
Total operating expenses	10,635	14,664
Operating loss	(1,094)	(1,111)
INTEREST INCOME	—	2
Loss before benefit from income taxes	(1,094)	(1,109)
BENEFIT FROM INCOME TAXES	326	491
NET LOSS	$(768)	$(618)

BASIC NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	101,882,000	101,882,000

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.

BALANCE SHEETS

(UNAUDITED)

	As of
	March 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,598	$2,414
Trade accounts receivable, net of allowance for doubtful accounts of $151 and $108, respectively	5,243	4,088
Due from related parties	4,401	2,700
Prepaid expenses and other current assets	5,592	3,593
Total current assets	16,834	12,795
PROPERTY AND EQUIPMENT, net	460	469
GOODWILL	14,354	14,354
OTHER INTANGIBLE ASSETS, net	1,651	1,871
OTHER ASSETS	3	3
Total assets	$33,302	$29,492

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$941	$314
Accrued compensation and related benefits	632	925
Due to related parties	4,535	1,279
Deferred income	4,262	2,864
Other current liabilities	116	73
Total current liabilities	10,486	5,455
OTHER LONG-TERM LIABILITIES	100	122
DEFERRED TAX LIABILITIES	243	674
Total liabilities	10,829	6,251

REDEEMABLE NONCONTROLLING INTEREST	13,012	12,853

STOCKHOLDERS’ EQUITY:
Common stock —$.0001 par value, 25,000,000, shares authorized; 1,018,820 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	—	—
Non-voting common stock —$.0001 par value, 116,000,000 shares authorized; 100,863,180 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	10	10
Additional paid-in capital	40,976	41,135
Accumulated deficit	(31,525)	(30,757)
Total stockholders’ equity	9,461	10,388
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$33,302	$29,492

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.

 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

	Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2012	$—	$10	$41,135	$(30,757)	$10,388
Net loss	—	—	—	(768)	(768)
Adjustment of redeemable noncontrolling interest to estimated redemption value	—	—	(159)	—	(159)
BALANCE, as of March 31, 2013	$—	$10	$40,976	$(31,525)	$9,461

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(768)	$(618)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	288	301
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(2,856)	1,022
Prepaid expenses and other assets	(1,999)	640
Accounts payable	627	1,177
Due to/from related parties	(433)	(155)
Accrued compensation and related benefits	(293)	(152)
Income taxes payable	34	(385)
Other liabilities	4,641	(1,459)
Net cash flows (used in) provided by operating activities	(759)	371
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57)	(7)
Net cash flows used in investing activities	(57)	(7)
CASH FLOWS FROM FINANCING ACTIVITIES:
—	—	—
Net cash flows used in financing activities	—	—
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(816)	364
CASH AND CASH EQUIVALENTS, beginning of period	2,414	1,683
CASH AND CASH EQUIVALENTS, end of period	$1,598	$2,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes	$—	$55

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

As of March 31, 2013 and December 31, 2012, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of March 31, 2013
Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (a)	$13,012	$—	$—	$13,012

As of December 31, 2012
Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (a)	$12,853	$—	$—	$12,853

(a)   The redeemable noncontrolling interest is measured at fair value using a discounted cash flow methodology.  A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013:

Redeemable Non controlling Interests

Balance at December 31, 2012	$12,853
Change in enterprise fair value	159
Balance at March 31, 2013	$13,012

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	12.5%	11.5%	12.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	2.0%	2.0%	2.5%

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

The Company is not applying the qualitative assessment as allowed by ASU 2011-08. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying value of Reach Media. No goodwill impairment was noted during the three months ended March 31, 2013 and March 31, 2012.

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

The Company recorded a tax benefit of approximately $326,000 on pre-tax loss of approximately $1.1 million for the three month period ended March 31, 2013, based on the annualized effective tax rate of approximately 40.0%. The difference between the effective rate for the period and the federal statutory rate of 35.0% primarily relates to state and local taxes, and prior year true-ups.

4.  RELATED PARTY TRANSACTIONS:

The Company provides office facilities (including office space, telecommunications facilities, and office equipment) and employee-related services (including payroll, benefits, and human resources) to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided as an accommodation to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, as of March 31, 2013, the Foundation owed Reach Media approximately $4.3 million and Limited owed approximately $79,000 to Reach Media. The significant Foundation balance is due to how the Tom Joyner Fantastic Voyage operates (see next paragraph). The sailing was in early April 2013; therefore, the balance due near sailing becomes significant, but drops immediately after sailing. The sailing completed in early April 2013, and by April 30, 2013, the Foundation’s balance was reduced to approximately $1.1 million with only $16,000 remaining by the end of June 2013.

The Company operates the Tom Joyner Fantastic Voyage, a fund raising event for the Foundation. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to the Company. The fee is up to the first $1,000,000 after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 20% to the Company of any excess over $1,250,000. The Foundation’s remittances to the Company under the agreement are limited to its Fantastic Voyage-related cash revenues; the Company bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. As of March 31, 2013, the Fantastic Voyage had not yet sailed; therefore, no income impact had been recorded. However, as of April 30, 2013, the Company’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $7.2 million, $6.0 million, and $1.2 million, respectively; for 2012, $5.9 million, $4.9 million, and $1.0 million, respectively.

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

During the three months ended March 31, 2013 and 2012, approximately 55.5% and 90.2%, respectively, of our net revenue was generated from the sale of advertising related specifically to the Tom Joyner Morning Show and related activities and events.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except margin data)

Net revenue	$9,541	$13,553
Station operating income	333	1,085
Station operating income margin	3.5%	8.0%
Net loss	$(768)	$(618)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Net loss	$(768)	$(618)

Add back non-station operating income items included in net loss:
Interest income	—	(2)
Benefit from income taxes	(326)	(491)
Corporate selling, general and administrative, excluding stock-based compensation	1,139	1,895
Depreciation and amortization	288	301
Station operating income	$333	$1,085

The reconciliation of net loss to EBITDA is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

EBITDA reconciliation:
Net loss	$(768)	$(618)
Add back non-station operating income items included in net loss:
Interest income	—	(2)
Benefit from income taxes	(326)	(491)
Depreciation and amortization	288	301
EBITDA	$(806)	$(810)

REACH MEDIA, INC.

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 (In thousands)

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$9,541	$13,553	$(4,012)	(29.6)%
Operating expenses:
Programming and technical	7,464	5,977	1,487	24.9
Selling, general and administrative	1,744	6,491	(4,747)	(73.1)
Corporate selling, general and administrative	1,139	1,895	(756)	(39.9)
Depreciation and amortization	288	301	(13)	(4.3)
Total operating expenses	10,635	14,664	(4,029)	(27.5)
Operating loss	(1,094)	(1,111)	17	1.5
Interest income	—	2	(2)	(100.0)
Loss before benefit from income taxes	(1,094)	(1,109)	15	1.4
Benefit from income taxes	326	491	(165)	(33.6)
Net loss	$(768)	$(618)	$(150)	(24.3)%

 Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$9,541	$13,553	$(4,012)	(29.6)%

During the three months ended March 31, 2013, we recognized approximately $9.5 million in net revenue compared to approximately $13.6 million during the same period in 2012. The decrease is primary due to the timing of the “Tom Joyner Fantastic Voyage” which took place during the three months ended March 31, 2012, and generated revenue of approximately $5.9 million for Reach Media during that time. The “Tom Joyner Fantastic Voyage” will take place during the second quarter of 2013. In addition, effective January 1, 2013, syndicated programming was moved from Radio One to Reach Media and partially offset the timing decrease. After adjusting for the timing difference for the “Tom Joyner Fantastic Voyage,” and the impact of moving the syndicated programming Reach Media’s revenue decreased 20.3% for the quarter ended March 31, 2013, compared to the same period in 2012.

Operating Expenses

Programming and technical

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$7,464	$5,977	$1,487	24.9%

Programming and technical expenses include expenses associated primarily with on-air talent and the distribution and broadcast of programming content on affiliated radio stations. Programming and technical expenses also include expenses associated with our programming research activities. The increase in programming and technical expenses for the three months ended March 31, 2013, compared to the same period in 2012 is primary due to the impact of moving syndicated programming from Radio One to Reach Media effective January 1, 2013.

Selling, general and administrative

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$1,744	$6,491	$(4,747)	(73.1)%

Selling, general and administrative expenses include expenses associated with our sales personnel, offices and facilities, marketing and promotional expenses, special events and sponsorships. Expenses to secure ratings data for our syndicated shows and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses include expenses related to the advertising traffic (scheduling and insertion) functions. The decrease for the three months ended March 31, 2013, compared to the same period in 2012 is primary due to timing of the Company’s “Tom Joyner Fantastic Voyage” event, which was held in the first quarter of 2012 versus the second quarter of 2013. This event generated expenses of approximately $4.9 million for the quarter ended March 31, 2012. The decrease from the timing of the event was partially offset by the impact of moving syndicated programming from Radio One to Reach Media effective January 1, 2013.

Corporate selling, general and administrative

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$1,139	$1,895	$(756)	(39.9)%

Corporate expenses consist of expenses associated with our corporate offices and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate expenses was primarily as a result of discontinuing a management fee payable to Radio One in 2012. In addition, there were lower employee compensation costs for the three months ended March 31, 2013, compared to the same period in 2012.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$288	$301	$(13)	(4.3)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2013, was due to normal depreciation and amortization of property and equipment.

Benefit from income taxes

Three Months Ended March 31,		Increase/(Decrease)
2013	2012
$326	$491	$(165)	(33.6)%

For the three months ended March 31, 2013, the benefit from income taxes was approximately $326,000, primarily consisting of $247,000 current benefit and $79,000 deferred benefit.  For the three months ended March 31, 2012, the benefit from income taxes was approximately $491,000, primarily consisting of $412,000 current benefit and $79,000 deferred benefit.

LIQUIDITY AND CAPITAL RESOURCES

Reach Media’s principal source of liquidity is cash flow from operations.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2013 and 2012:

	2013	2012
	(In thousands)

Net cash flows (used in) provided by operating activities	$(759)	$371
Net cash flows used in investing activities	$(57)	$(7)
Net cash flows used in financing activities	$—	$—

Net cash flows used in operating activities were approximately $759,000 compared to net cash flows provided by operating activities of approximately $371,000 for the three months ended March 31, 2013 and 2012, respectively. Cash flow from operating activities for the three months ended March 31, 2013, decreased from the prior year primarily due to an increase in the accounts receivable balance, partially due to higher revenues as well as the timing of collections.

Net cash flows used in investing activities were approximately $57,000 and $7,000 for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures include studio and office equipment and furniture and fixtures.

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

Valuation of Goodwill

In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with estimated and projected market revenue, market share and operating performance. The Company is not applying the qualitative assessment as allowed by ASU 2011-08. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying value of Reach Media. No goodwill impairment was noted during the three months ended March 31, 2013 and 2012.

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

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, equipment rental agreements and other general operating agreements that expire over the next three years.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	2018 and Beyond	Total
	(In thousands)
Other operating contracts / agreements(1)	$22,409	$18,683	$400	$67	$—	$—	$41,559
Operating lease obligations	751	847	261	68	70	81	2,078
Total	$23,160	$19,530	$661	$135	$70	$81	$43,637

(1)	Includes employment contracts, on-air talent contracts and other general operating agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

RELATED PARTY TRANSACTIONS

The Company provides office facilities (including office space, telecommunications facilities, and office equipment) and employee-related services (including payroll, benefits, and human resources) to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided as an accommodation to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, as of March 31, 2013, the Foundation owed Reach Media approximately $4.3 million and Limited owed approximately $79,000 to Reach Media. The significant Foundation balance is due to how the Tom Joyner Fantastic Voyage operates (see next paragraph). The sailing was in early April 2013; therefore, the balance due near sailing becomes significant, but drops immediately after sailing. The sailing completed in early April 2013, and by April 30, 2013, the Foundation’s balance was reduced to approximately $1.1 million with only $16,000 remaining by the end of June 2013.

The Company operates the Tom Joyner Fantastic Voyage, a fund raising event for the Foundation. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to the Company. The fee is up to the first $1,000,000 after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 20% to the Company of any excess over $1,250,000. The Foundation’s remittances to the Company under the agreement are limited to its Fantastic Voyage-related cash revenues; the Company bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. As of March 31, 2013, the Fantastic Voyage had not yet sailed; therefore, no income impact had been recorded. However, as of April 30, 2013, the Company’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $7.2 million, $6.0 million, and $1.2 million, respectively; for 2012, $5.9 million, $4.9 million, and $1.0 million, respectively.

Certain Radio One radio stations carry the syndicated programs featured by Reach Media.

