Form 10-Q
period 2013-09-30
RADIO ONE, INC.
filed 2013-11-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Class A Common Stock, $.001 Par Value	2,677,191
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	38,910,738

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013		2012
	(Unaudited)
		(As Adjusted – See Note 1)			(As Adjusted – See Note 1)
	(In thousands, except share data)

NET REVENUE	$118,391	$109,894	$337,105		$318,688
OPERATING EXPENSES:
Programming and technical	37,176	32,454	100,649		96,582
Selling, general and administrative, including stock-based compensation of $14 and $20, and $38 and $52, respectively	36,414	36,613	110,181		106,946
Corporate selling, general and administrative, including stock-based compensation of $41 and $17, and $107 and $75, respectively	9,725	9,630	27,214		29,078
Depreciation and amortization	9,571	9,699	28,600		29,161
Impairment of long-lived assets	3,710	—	14,880		313
Total operating expenses	96,596	88,396	281,524		262,080
Operating income	21,795	21,498	55,581		56,608
INTEREST INCOME	23	108	165		155
INTEREST EXPENSE	22,336	22,089	66,811		68,584
OTHER (INCOME) EXPENSE, net	(29)	681	(99)		1,284
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations	(489)	(1,164)	(10,966)		(13,105)
PROVISION FOR INCOME TAXES	8,415	9,051	19,798		25,814
Net loss from continuing operations	(8,904)	(10,215)	(30,764)		(38,919)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	(40)	893		(56)
CONSOLIDATED NET LOSS	(8,904)	(10,255)	(29,871)		(38,975)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,317	2,809	15,670		10,663
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,221)	$(13,064)	$(45,541)		$(49,638)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.28)	$(0.26)	$(0.95)		$(0.99)
Discontinued operations, net of tax	—	(0.00)	0.02		(0.00)
Net loss attributable to common stockholders	$(0.28)	$(0.26)	$(0.94)	*	$(0.99)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,443,031	50,019,048	48,680,979		50,010,406
Diluted	47,443,031	50,019,048	48,680,979		50,010,406

* Per share amounts do not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)
	(In thousands)

CONSOLIDATED NET LOSS	$(8,904)	$(10,255)	$(29,871)	$(38,975)
NET CHANGE IN UNREALIZED (LOSS) GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	(11)	27	(113)	147
COMPREHENSIVE LOSS, NET OF TAX	(8,915)	(10,228)	(29,984)	(38,828)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,317	2,809	15,670	10,663
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,232)	$(13,037)	$(45,654)	$(49,491)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
		(As Adjusted – See Note 1)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,317	$57,255
Short-term investments	3,193	1,597
Trade accounts receivable, net of allowance for doubtful accounts of $4,302 and $3,631, respectively	97,543	81,983
Prepaid expenses	4,694	5,059
Current portion of content assets	28,057	27,723
Other current assets	2,577	2,034
Current assets from discontinued operations	41	73
Total current assets	184,422	175,724
CONTENT ASSETS, net	39,981	38,981
PROPERTY AND EQUIPMENT, net	34,845	35,282
GOODWILL	272,037	272,037
RADIO BROADCASTING LICENSES	659,824	673,994
LAUNCH ASSETS, net	15,055	22,530
OTHER INTANGIBLE ASSETS, net	210,210	234,001
OTHER ASSETS	3,633	4,470
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	24	3,176
Total assets	$1,420,031	$1,460,195
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,111	$5,431
Accrued interest	5,831	5,849
Accrued compensation and related benefits	10,784	11,165
Current portion of content payables	15,823	17,694
Other current liabilities	14,278	16,167
Current portion of long-term debt	3,840	4,587
Current liabilities from discontinued operations	103	82
Total current liabilities	58,770	60,975
LONG-TERM DEBT, net of current portion and original issue discount	812,368	814,131
CONTENT PAYABLES, net of current portion	8,473	11,163
OTHER LONG-TERM LIABILITIES	19,230	18,322
DEFERRED TAX LIABILITIES	206,874	188,249
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	4
Total liabilities	1,105,715	1,092,844

REDEEMABLE NONCONTROLLING INTEREST	12,646	12,853

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,687,191 and 2,719,860 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 38,900,738 and 41,421,667 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	39	41
Accumulated other comprehensive loss	(215)	(102)
Additional paid-in capital	1,002,211	1,006,873
Accumulated deficit	(908,562)	(863,021)
Total stockholders’ equity	93,482	143,800
Noncontrolling interest	208,188	210,698
Total equity	301,670	354,498
Total liabilities, redeemable noncontrolling interest and equity	$1,420,031	$1,460,195

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTEREST
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In Thousands)
BALANCE, as of December 31, 2012	$—	$3	$3	$3	$41	$(102)	$1,006,873	$(863,021)	$210,698	$354,498
Consolidated net (loss) income	—	—	—	—	—	—	—	(45,541)	15,218	(30,323)
Net change in unrealized loss on investment activities, net of tax	—	—	—	—	—	(113)	—	—	—	(113)
Repurchase of 32,669 shares of Class A common stock	—	—	—	—	—	—	(71)	—	—	(71)
Repurchase of 2,630,574 shares of Class D common stock	—	—	—	—	(2)	—	(5,396)	—	—	(5,398)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(17,728)	(17,728)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	660	—	—	660
Stock-based compensation expense	—	—	—	—	—	—	145	—	—	145
BALANCE, as of September 30, 2013	$—	$3	$3	$3	$39	$(215)	$1,002,211	$(908,562)	$208,188	$301,670

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
		(As Adjusted – See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(29,871)	$(38,975)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	28,600	29,161
Amortization of debt financing costs	3,993	2,281
Amortization of content assets	34,633	28,569
Amortization of launch assets	7,475	7,468
Deferred income taxes	18,625	25,840
Impairment of long-lived assets	14,880	313
Stock-based compensation	145	127
Non-cash interest	—	15,069
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(15,560)	(5,344)
Prepaid expenses and other assets	(178)	2,358
Other assets	(53)	(393)
Accounts payable	2,680	4,561
Accrued interest	(18)	(709)
Accrued compensation and related benefits	(381)	315
Income taxes payable	—	(757)
Other liabilities	(1,298)	2,651
Payments for content assets	(40,389)	(43,618)
Net cash flows used in operating activities of discontinued operations	(808)	270
Net cash flows provided by operating activities	22,475	29,187
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,169)	(9,535)
Proceeds from sales of investment securities	1,053	6,286
Purchases of investment securities	(2,439)	(629)
Proceeds from sale of discontinued operations	4,000	—
Net cash flows used in investing activities	(4,555)	(3,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	(747)	—
Repayment of credit facility	(2,881)	(4,829)
Debt refinancing and modification costs	(33)	(18)
Repurchase of common stock	(5,469)	—
Payment of dividends to noncontrolling interest members of TV One	(17,728)	(7,741)
Net cash flows used in financing activities	(26,858)	(12,588)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,938)	12,721
CASH AND CASH EQUIVALENTS, beginning of period	57,255	35,939
CASH AND CASH EQUIVALENTS, end of period	$48,317	$48,660

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$62,644	$52,017
Income taxes, net	$303	$618

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.9% controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we own with an affiliate of Comcast Corporation; our 80.0% controlling ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the  Russ Parr Morning Show, the Yolanda Adams Morning Show, the Rickey Smiley Morning Show, Bishop T.D. Jakes’ “Empowering Moments”, and the Reverend Al Sharpton Show; and our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment websites, including News One, UrbanDaily and HelloBeautiful and online social networking websites, including BlackPlanet and MiGente. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

Beginning November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was made the subject of a local marketing agreement (“LMA”), and on February 15, 2013, the Company sold that station’s assets. The remaining assets and liabilities of the Columbus station have been classified as discontinued operations as of September 30, 2013 and December 31, 2012, and the results from operations of this station for the three and nine months ended September 30, 2013 and 2012, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As of June 2011, our remaining Boston radio station was made the subject of a LMA whereby we have made available, for a fee, air time on this station to another party. Due to ongoing renegotiations in the terms of the LMA, that station’s radio broadcasting license has been reclassified as other assets as of September 30, 2013 and December 31, 2012, and the results from operations of this station for the three and nine months ended September 30, 2013 and 2012, has been reclassified from discontinued operations to continuing operations in the accompanying consolidated financial statements.

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

(c)  Financial Instruments

Financial instruments as of September 30, 2013, and December 31, 2012, consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt and redeemable noncontrolling interest. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2013 and December 31, 2012, respectively, except for the Company’s outstanding senior subordinated notes. The Company’s 6 3/8% Senior Subordinated Notes, which were due and paid in full in February 2013, had a carrying value of $747,000 and a fair value of approximately $740,000 as of December 31, 2012. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $331.5 million as of September 30, 2013, and a carrying value of approximately $327.0 million and a fair value of approximately $293.5 million as of December 31, 2012. The fair values of the Senior Subordinated Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 are classified as Level 3 since they are not market traded financial instruments.

(d)  Revenue Recognition

Within our Radio Broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our Radio Broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $8.6 million and $9.3 million for the three months ended September 30, 2013 and 2012, respectively. Agency and outside sales representative commissions were approximately $23.8 million and $25.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services on non-radio station branded websites, including advertising aimed at diversity recruiting and studio services, where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable.

TV One, the driver of revenues in our Cable Television segment, derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also receives affiliate fees and records revenue during the term of various affiliation agreements based on the most recent subscriber counts reported by the applicable affiliate.

(e) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 10.9 years at each of September 30, 2013, and December 31, 2012. The remaining weighted-average amortization period for launch support is 1.6 years and 2.4 years as of September 30, 2013, and December 31, 2012, respectively. For the three and nine months ended September 30, 2013, launch asset amortization of approximately $2.5 million and $7.5 million, respectively, was recorded as a reduction to revenue. For the three and nine months ended September 30, 2012, launch asset amortization of approximately $2.5 million and $7.5 million, respectively, was recorded as a reduction to revenue.

(f)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2013 and 2012, barter transaction revenues were $601,000 and $821,000, respectively. For the nine months ended September 30, 2013 and 2012, barter transaction revenues were approximately $1.8 million and $2.2 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $559,000 and $680,000 and $42,000 and $141,000, for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $1.6 million and $2.0 million and $128,000 and $222,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In Thousands)
Numerator:
Net loss attributable to common stockholders	$(13,221)	$(13,024)	$(46,434)	$(49,582)
Denominator:
Denominator for basic net loss per share - weighted average outstanding shares	47,443,031	50,019,048	48,680,979	50,010,406
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Denominator for diluted net loss per share - weighted-average outstanding shares	47,443,031	50,019,048	48,680,979	50,010,406

Net loss attributable to common stockholders per share - basic	$(0.28)	$(0.26)	$(0.95)	$(0.99)
Net loss attributable to common stockholders per share - diluted	$(0.28)	$(0.26)	$(0.95)	$(0.99)

All stock options and restricted stock awards were excluded from the diluted calculation for the three and nine months ended September 30, 2013 and September 30, 2012, as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In Thousands)

Stock options	4,575	4,831	4,575	4,831
Restricted stock	156	105	169	114

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

As of September 30, 2013 and December 31, 2012, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2013
Assets subject to fair value measurement:
Corporate debt securities (a)	$1,036	$1,036	$—	$—
Mutual funds (a)	2,229	2,229	—	—
Total	$3,265	$3,265	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$2,135	$—	$—	$2,135
Employment agreement award (c)	13,163	—	—	13,163
Total	$15,298	$—	$—	$15,298

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$12,646	$—	$—	$12,646

As of December 31, 2012
Assets subject to fair value measurement:
Corporate debt securities (a)	$192	$192	$—	$—
Mutual funds (a)	1,502	1,502	—	—
Total	$1,694	$1,694	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,345	$—	$—	$5,345
Employment agreement award (c)	11,374	—	—	11,374
Total	$16,719	$—	$—	$16,719

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$12,853	$—	$—	$12,853

(a)  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b)  These balances are measured based on the estimated enterprise fair value of TV One. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. A third-party valuation firm provided information that the Company considered in estimating TV One’s fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. There are specific unit holders for which the enterprise fair value is fixed.

  (c)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm  provided information that the Company considered in estimating TV One’s fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. The terms of the Employment Agreement remain in effect including eligibility for the TV One award.

(d)  The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013 and 2012:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2012	$5,345	$11,374	$12,853
Distribution	(3,198)	—	—
Net income attributable to noncontrolling interests	—	—	453
Change in fair value	(12)	1,789	(660)
Balance at September 30, 2013	$2,135	$13,163	$12,646

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(12)	$(1,789)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2011	$5,096	$10,346	$20,343
Net loss attributable to noncontrolling interests	—	—	(362)
Change in fair value	—	740	1,599
Balance at September 30, 2012	$5,096	$11,086	$21,580

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(740)	$—

Gains (losses) included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three and nine months ended September 30, 2013 and 2012.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.8%	10.8%	11.5%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.8%	10.8%	11.5%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	13.0%	11.5%	12.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	2.0%	2.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company recorded impairment charges totaling approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the three months ended September 30, 2013. The Company recorded impairment charges totaling approximately $14.9 million related to our Boston, Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the nine months ended September 30, 2013. The Company recorded impairment charges of $313,000 related to our Charlotte radio broadcasting licenses during the nine months ended September 30, 2012. See Note 4 – Goodwill and Radio Broadcasting Licenses.

(i) Impact of Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this guidance on January 1, 2012, and it did not have a significant impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012, and not elected to apply the qualitative assessment as allowed by 2011-08.

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company has not recorded any additional amortization expense as a result of evaluating its contracts for recoverability for the three and nine months ended September 30, 2013. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended September 30, 2012 and recorded  $604,000 for the nine months ended September 30, 2012. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs consistent with the accounting prescribed by ASC 740-10-25-46 because the business substance of these transactions is to reduce the overall cost of production for film and television products.

(m) Derivatives

The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, on the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. As of September 30, 2013, the Company has no such instruments. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.

As of September 30, 2013, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company estimated the fair value of the award at September 30, 2013, to be approximately $13.2 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The terms of the Employment Agreement remain in effect including eligibility for the TV One award.

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of September 30, 2013		As of December 31, 2012
	(Unaudited)
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$13,163	Other Long-Term Liabilities	$11,374
Total derivatives		$13,163		$11,374

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended September 30,
		2013	2012
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(553)	$(46)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Nine Months Ended September 30,
		2013	2012
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(1,789)	$(740)

(n) Correction of Prior Period Misclassifications

The Company has adjusted the September 30, 2012 financial statements, specifically the notes to the condensed consolidating financial statements of guarantors.  This adjustment was necessary as there were misclassifications related to: (i) including TV One in the “Radio One, Inc.” column in the condensed consolidating financial statements although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933; and (ii) adjusting to reflect Reach Media, Inc. (“Reach Media”) as a non-wholly owned guarantor subsidiary. The accompanying condensed consolidating financial statements for the current period reflect these corrections. These changes had no impact on the Company’s consolidated financial statements, including its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for any previously reported period.

2.  ACQUISITIONS AND DISPOSITIONS:

On February 15, 2013, the Company closed on the sale of the assets of its Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) to Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”).  The Company sold the assets of WJKR for $4 million and recognized a gain on the sale of $893,000 during the nine months ended September 30, 2013.

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

On July 18, 2012, we entered into an LMA with Gaffney Broadcasting, Incorporated (“Gaffney”). Beginning August 27, 2012, we began to broadcast programs produced, owned or acquired by Radio One on Gaffney’s South Carolina radio station, WOSF-FM (previously WNOW-FM). We pay certain operating costs of WOSF-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The LMA continues for 18 months or until our consummation of an acquisition of the station under a stock purchase agreement (the “SPA”) with the stockholders of Gaffney. The closing of the acquisition under the SPA is subject to certain conditions including but not limited to approval by the Federal Communications Commission (the “FCC”) of the transfer of Gaffney’s FCC licenses.

On October 20, 2011, we entered into an LMA with WGPR, Inc. (“WGPR”). Pursuant to the LMA, beginning October 24, 2011, we began to broadcast programs produced, owned or acquired by Radio One on WGPR’s Detroit radio station, WGPR-FM. We pay certain operating costs of WGPR-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The LMA continues until December 31, 2014, and we have two successive 1-year options for a 4th year and a 5th year that would extend the term until December 31, 2015 and December 31, 2016, respectively. Under the terms of the LMA, WGPR has also granted us certain rights of first negotiation and first refusal, with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the LMA.

3.  DISCONTINUED OPERATIONS:

As of November 2012, our Columbus, Ohio radio station operating under the call letters WJKR was made the subject of an LMA and was subsequently sold on February 15, 2013. The remaining assets and liabilities of the Columbus station have been reclassified as discontinued operations as of September 30, 2013, and December 31, 2012 and results from operations for this station for the three months and nine months ended September 30, 2013 and 2012, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for the station sold and is classified as discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
	(In thousands)

Net revenue	$—	$57	$—	$222
Station operating expenses	—	48	—	143
Depreciation and amortization	—	49	—	135
Gain on sale of assets	—	—	893	—
Income (loss) from discontinued operations, net of tax	$—	$(40)	$893	$(56)

The assets and liabilities of the station classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$41	$73
Total current assets	41	73
Intangible assets, net	—	3,100
Property and equipment, net	24	76
Total assets	$65	$3,249
Current liabilities:
Other current liabilities	$103	$82
Total current liabilities	103	82
Long-term liabilities	—	4
Total liabilities	$103	$86

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

 During the first, second and third quarters of 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain market’s radio broadcasting licenses, which we performed as of March 31, 2013, June 30, 2013 and September 30, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, the Company recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired.

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

	June 30,	October 1,	March 31,	June 30,	September 30,
Radio Broadcasting Licenses	2012 (a)	2012	2013 (a)	2013 (a)	2013 (a)

Pre-tax impairment charge (in millions)	$0.3	$—	$1.4	$9.8	$3.7

Discount Rate	10.0%	10.0%	10.0%	10.5%	10.5%
Year 1 Market Revenue Growth Rate Range	1.0% -3.0%	1.0% -2.0%	1.0%	2.0%	(0.5%) – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.0% -2.0%	1.5%	1.5% -2.0%	1.0% -2.0%
Mature Market Share Range	5.8% - 15.6%	0.7% - 27.4%	8.6%	8.6% - 15.1%	6.7% - 27.4%
Operating Profit Margin Range	29.1% - 48.0%	19.6% - 47.7%	31.4%	32.6% - 34.4%	30.3% - 40.1%

(a)	Reflects only key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant.  The Company has adopted and not elected to apply the qualitative assessment as allowed by ASU 2011-08. We evaluate all events and circumstances on an interim basis to determine if a two-step process is required. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media, Interactive One or TV One. Due to the fact that there was an impairment charge recognized for certain FCC licenses, we deemed to that to be an impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill as of June 30, 2013 and September 30, 2013. No goodwill impairment was noted during the three or nine months ended September 30, 2013. We did not identify any impairment indicators for the three or nine months ended September 30, 2012.

5.  INVESTMENTS:

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
September 30, 2013
Corporate debt securities	$1,049	$(21)	$8	$1,036
Mutual funds	2,329	(100)	—	2,229
Total investments	$3,378	$(121)	$8	$3,265

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2012
Corporate debt securities	$85	$—	$107	$192
Mutual funds	1,512	(11)	1	1,502
Total investments	$1,597	$(11)	$108	$1,694

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
September 30, 2013
Corporate debt securities	$912	$(21)	$—	$—	$(21)
Mutual funds	2,228	(100)	—	—	(100)
Total investments	$3,140	$(121)	$—	$—	$(121)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2012
Mutual funds	$1,235	$(11)	$—	$—	$(11)
Total investments	$1,235	$(11)	$—	$—	$(11)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended September 30, 2013.

The amortized cost and estimated fair value of debt securities at September 30, 2013, by contractual maturity, are shown below.

	Amortized Cost Basis	Fair Value
	(In thousands)
Within 1 year	$1,031	$1,016
After 1 year through 5 years	18	20
Total debt securities	$1,049	$1,036

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands)
Proceeds from sales	$300	$1,053	$719	$6,286
Gross realized gains	—	—	11	30
Gross realized losses	—	—	—	(98)

6.  LONG-TERM DEBT:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)

Senior bank term debt	$374,416	$377,297
6 3/8% Senior Subordinated Notes due February 2013	—	747
12 1/2%/15% Senior Subordinated Notes due May 2016	327,034	327,034
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	820,450	824,078
Less: current portion	3,840	4,587
Less: original issue discount	4,242	5,360
Long-term debt, net	$812,368	$814,131

Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million senior bank term debt that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modifies financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increases the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extends the time for certain of the 2011 Credit Agreement’s call premium while reducing the time for its later and lower premium.

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of September 30, 2013, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of September 30, 2013		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$97.5

Pro Forma Last Twelve Months Interest Expense (In millions)	$71.4

Senior Debt (In millions)	$346.3
Total Debt (In millions)	$673.3

Interest Coverage
Covenant EBITDA / Interest Expense	1.36	x	1.10	x	0.26	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.55	x	4.50	x	0.95	x

Total Leverage
Total Debt / Covenant EBITDA	6.91	x	8.50	x	1.59	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results and related debt of TV One, but rather includes cash dividends from TV One for periods presented.

As of September 30, 2013, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%. The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility.  The average interest rate was 7.50% for the three months ended September 30, 2013. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of September 30, 2013, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, approximately $24.0 million was available to be borrowed.

 As of September 30, 2013, the Company had outstanding approximately $374.4 million on its term credit facility. During the three and nine months ended September 30, 2013, the Company repaid approximately $1.0 million and $2.9 million, respectively under the 2011 Credit Agreement, as amended. According to the terms of the Credit Agreement, as amended, there was no term loan principal repayment based on its December 31, 2012 excess cash flow calculation. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016 (the “12 1/2%/15% Senior Subordinated Notes due May 2016”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 7/8% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of September 30, 2013, the Company had outstanding $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $327.0 million and a fair value of approximately $331.5 million as of September 30, 2013. The fair values were determined based on the trading value of the instruments as of the reporting date.

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

Interest on the 12 1/2%/15% Senior Subordinated Notes due May 2016 accrued from the date of original issuance or, if interest had already been paid, from the date it was most recently paid.  Interest accrues for each quarterly period at a rate of 12 1/2% for such quarterly period that interest is paid fully in cash.  However, during the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind (“PIK”) by issuance of additional 12 1/2%/15% Senior Subordinated Notes due May 2016 (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

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

TV One Senior Secured Notes

On February 25, 2011, TV One issued $119.0 million in senior secured notes. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Future scheduled minimum principal payments of debt as of September 30, 2013, are as follows:

	Credit Facility	Senior Subordinated Notes	TV One Senior Secured Notes	Total

October – December 2013	$960	$—	$—	$960
2014	3,840	—	—	3,840
2015	3,840	—	—	3,840
2016	365,776	327,034	119,000	811,810
Total Debt	$374,416	$327,034	$119,000	$820,450

We continually evaluate opportunities based upon market conditions to refinance our outstanding indebtedness in order to reduce our borrowing costs, extend maturities and/or increase our operating flexibility. There can be no guarantee that any such refinancing opportunities will be available on acceptable terms or at all.

7.  INCOME TAXES:

The Company recorded tax expense of approximately $19.8 million on a pre-tax loss from continuing operations of approximately $11.0 million for the nine months ended September 30, 2013, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the nine months ended September 30, 2013, in accordance with ASC 740-270, “Interim Reporting.”

As of September 30, 2013, the Company continues to maintain a full valuation allowance  on its deferred tax assets for substantially all entities, including Reach Media, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2013, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

8.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In January 2013, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s board of directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of September 30, 2013, the Company had $57,000 remaining between the two authorizations with respect to its Class A and D common stock. Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended September 30, 2013, the Company repurchased 512,300 shares of Class D common stock in the amount of $1,209,108 at an average price of $2.36 per share and 1,100 shares of Class A common stock in the amount of $2,655 at an average price of 2.41 per share. During the nine months ended September 30, 2013, the Company repurchased 2,630,574 shares of Class D common stock in the amount of $5,397,734 at an average price of $2.05 per share and 32,669 shares of Class A common stock in the amount of $70,986 at an average price of $2.17 per share. During the nine months ended September 30, 2012, the Company did not repurchase any Class A common stock or Class D common stock.

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

A stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of September 30, 2013, 4,614,627 shares of Class D common stock were available for grant under the 2009 Stock Plan (the “Remaining Authorized Plan Shares”). On September 26, 2013, the board of directors adopted, subject to stockholder approval, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”).  In asking for stockholder approval, at on our annual meeting on November 14, 2013, the Company is asking its stockholders to approve the Amended and Restated 2009 Stock Plan. The amendments under the Amended and Restated 2009 Stock Plan primarily affect (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. As noted above, 4,614,627 Remaining Authorized Plan Shares remain under the 2009 Plan after giving effect to previous grants.  The Amended and Restated 2009 Stock Plan would increase the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock. Under the 2009 Plan as currently in effect, in any one calendar year, the compensation committee shall not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation would be eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation.

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

Stock-based compensation expense for the three months ended September 30, 2013 and 2012, was $55,000 and $37,000, respectively, and for the nine months ended September 30, 2013 and 2012, was $145,000 and $127,000, respectively.

The Company did not grant any stock options during the nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Company granted 150,600 stock options.

Transactions and other information relating to stock options for the nine months ended September 30, 2013, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,630,000	$8.17		—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	55,000	$15.30
Balance as of September 30, 2013	4,575,000	$8.08	3.06	$2,908,491
Vested and expected to vest at September 30, 2013	4,566,000	$8.10	3.05	$2,891,422
Unvested at September 30, 2013	75,000	$0.83	8.68	$140,058
Exercisable at September 30, 2013	4,500,000	$8.21	2.97	$2,768,433

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2013, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2013. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and nine months ended September 30, 2013 and 2012. No options vested during the three months ended September 30, 2013 and 2012. The number of options that vested during the nine months ended September 30, 2013 and 2012 were 108,725 and 95,064, respectively.

As of September 30, 2013, $39,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 8 months. The stock option weighted-average fair value per share was $3.15 at September 30, 2013.

There were no shares of restricted stock granted during the three months ended September 30, 2013. The Company granted 109,645 shares of restricted stock during the nine months ended September 30, 2013. These restricted shares were issued to the Company’s non-executive directors as a part of their annual compensation package. Each of the five non-executive directors received 21,929 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2013. These shares vest over a two year period in equal 50% installments. The Company did not grant shares of restricted stock during the nine months ended September 30, 2012.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2013, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2012	82,000	$1.11
Grants	110,000	$2.28
Vested	(62,000)	$1.09
Forfeited/cancelled/expired	—	$—
Unvested at September 30, 2013	130,000	$2.11

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2013, $238,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 13 months.

9.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast results of operations. The Company aggregates the broadcast markets in which it operates into the Radio Broadcasting segment. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and Tom Joyner Morning Show related activities and operations of the Syndication One Urban programming network, including the Russ Parr Morning Show, the Yolanda Adams Morning Show, the Rickey Smiley Morning Show, Bishop T.D. Jakes’ “Empowering Moments”, and the Reverend Al Sharpton Show. Effective, January 1, 2013, we consolidated our syndication network programming within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to an internal sales force operating out of Reach Media. The Internet segment includes the results of our online business, including the operations of Interactive One. The Cable Television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the three and nine month periods ended September 30, 2013 and 2012, is presented in the following tables:

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$59,281	$61,765
Reach Media	16,872	11,909
Internet	6,125	4,452
Cable Television	37,786	33,232
Corporate/Eliminations/Other	(1,673)	(1,464)
Consolidated	$118,391	$109,894

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$32,034	$33,626
Reach Media	13,701	11,324
Internet	6,108	4,888
Cable Television	26,470	24,983
Corporate/Eliminations/Other	5,002	3,876
Consolidated	$83,315	$78,697

Depreciation and Amortization:
Radio Broadcasting	$1,645	$1,605
Reach Media	310	292
Internet	588	795
Cable Television	6,555	6,707
Corporate/Eliminations/Other	473	300
Consolidated	$9,571	$9,699

Impairment of Long-Lived Assets:
Radio Broadcasting	$3,710	$—
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$3,710	$—

Operating income (loss):
Radio Broadcasting	$21,892	$26,534
Reach Media	2,861	293
Internet	(571)	(1,231)
Cable Television	4,761	1,542
Corporate/Eliminations/Other	(7,148)	(5,640)
Consolidated	$21,795	$21,498

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$778,332	$801,340
Reach Media	37,066	29,492
Internet	32,227	32,076
Cable Television	505,107	535,344
Corporate/Eliminations/Other	67,299	61,943
Consolidated	$1,420,031	$1,460,195

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$167,898	$176,094
Reach Media	44,428	34,008
Internet	17,612	14,659
Cable Television	111,506	97,722
Corporate/Eliminations/Other	(4,339)	(3,795)
Consolidated	$337,105	$318,688

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$96,666	$103,974
Reach Media	40,147	34,632
Internet	17,587	15,250
Cable Television	70,699	65,893
Corporate/Eliminations/Other	12,945	12,857
Consolidated	$238,044	$232,606

Depreciation and Amortization:
Radio Broadcasting	$4,720	$4,867
Reach Media	950	886
Internet	1,902	2,432
Cable Television	19,773	20,219
Corporate/Eliminations/Other	1,255	757
Consolidated	$28,600	$29,161

Impairment of Long-Lived Assets:
Radio Broadcasting	$14,880	$313
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$14,880	$313

Operating income (loss):
Radio Broadcasting	$51,632	$66,940
Reach Media	3,331	(1,510)
Internet	(1,877)	(3,023)
Cable Television	21,034	11,610
Corporate/Eliminations/Other	(18,539)	(17,409)
Consolidated	$55,581	$56,608

10.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and nine months ended September 30, 2013, and the three months ended September 30, 2012, Radio One did not make any payments to, or on behalf of, Music One. During the nine months ended September 30, 2012, Radio One paid $37,000 to or on behalf of Music One, primarily for talent appearances, travel reimbursement and sponsorships. For the three and nine months ended September 30, 2013, the Company did not provide any advertising services to Music One. For the three and nine months ended September 30, 2012, the Company provided advertising services to Music One in the amounts of $0 and $1,000, respectively. There were no cash, trade or no-charge orders placed by Music One for the nine months ended September 30, 2013 and 2012.

 11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 6 3/8 %  Senior Subordinated Notes due February 2013, the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement, as amended.

On February 14, 2013, one of our subsidiaries, Reach Media, became a guarantor with respect to the 2011 Credit Agreement.  This change in status has been retrospectively reflected in the accompanying consolidating financial statements by reclassifying Reach Media as a non wholly-owned guarantor subsidiary.

Set forth below are consolidating balance sheets for the Company and its subsidiaries as of September 30, 2013 and December 31, 2012, and the related consolidating statements of operations, comprehensive loss and cash flows for each of the three and nine months ended September 30, 2013 and 2012, respectively. We have applied the equity method of accounting to report our investments in subsidiaries.

The Radio One, Inc. column of the condensed consolidating financial statements reflects the assets directly owned by Radio One, Inc., which consist of assets for several radio markets, and also includes the FCC licenses associated with those markets whose operating assets are directly owned by Radio One, Inc. These FCC licenses are owned by Radio One Licenses, LLC, a wholly owned guarantor subsidiary of the Company, and have a net book value of approximately $258.8 million and $268.1 million at September 30, 2013 and December 31, 2012, respectively. The Company believes the presentation of these FCC licenses within the Radio One, Inc. column of the condensed consolidating financial statements is appropriate because it reflects all of the assets that contribute to the operating performance of those markets in a single column within the condensed consolidating financial information.

The non-wholly owned subsidiaries column of the condensed consolidating financial information reflects the financial statement activity for Reach Media. The Company, through one of its wholly-owned guarantor subsidiaries, has an 80% ownership interest in Reach Media. We have also included separate financial statements for Reach Media for the financial statement periods covered by this filing.

The non-guarantor subsidiary column of the condensed consolidating financial information reflects the financial statement activity for TV One, LLC (“TV One”). Radio One, through one of its wholly-owned guarantor subsidiaries, has an approximately 51.9% ownership interest in TV One. The financial information within this column does not reflect the Company’s basis in TV One as the “push down” of this basis would not be required or permitted in separate financial statements of TV One.

The consolidation adjustments column reflects consolidating adjustments to: (i) eliminate the investment in subsidiaries, (ii), reflect the Company’s basis in TV One, (iii) allocate the consolidated net income to the noncontrolling interests, and (iv) eliminate intercompany transactions.

The Company has adjusted the September 30, 2012 financial statements, specifically the notes to the condensed consolidating financial statements of guarantors.  This adjustment was necessary as there were misclassifications related to: (i) including TV One in the “Radio One, Inc.” column in the condensed consolidating financial statements although TV One is a non-guarantor subsidiary of the Company under its outstanding notes registered under the Securities Act of 1933; and (ii) adjusting to reflect Reach Media as a non-wholly owned guarantor subsidiary. The accompanying condensed consolidating financial statements for the current period reflect these corrections. These changes had no impact on the Company’s consolidated financial statements, including its consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity or consolidated statements of cash flows for any previously reported period.

The summarized impact on the financial statements is as follows (in thousands):

Selected Statement of Operations Data
For The Three Months Ended September 30, 2012
(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non-Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non- Guarantor	Consolidation Adjustments	As Adjusted
Revenues

Radio One, Inc.	73,595	-	1,889	(11,909)	(33,232)	2,272	32,615
Combined Subsidiary Guarantors	36,357	-	(1,947)	-	-	-	34,410
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	11,909	-	-	11,909
Non-Guarantor Subsidiaries	-	-	-	-	33,232	-	33,232
Consolidation Adjustments	-	-	-	-	-	(2,272)	(2,272)

Total Revenues	109,952	-	(58)	-	-	-	109,894

Operating Income

Radio One, Inc.	9,944	-	(42)	(293)	(8,066)	6,524	8,067
Combined Subsidiary Guarantors	11,589	-	7	-	-	-	11,596
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	293	-	-	293
Non-Guarantor Subsidiaries	-	-	-	-	8,066	-	8,066
Consolidation Adjustments	-	-	-	-	-	(6,524)	(6,524)

Total Operating Income	21,533	-	(35)	-	-	-	21,498

Consolidated Net Income (Loss)

Radio One, Inc.	(10,255)	-	4,595	(52)	(5,311)	(2,041)	(13,064)
Combined Subsidiary Guarantors	11,296	-	(4,595)	-	-	-	6,701
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	52	-	-	52
Non-Guarantor Subsidiaries	-	-	-	-	5,311	-	5,311
Consolidation Adjustments	(11,296)	-	-	-	-	2,041	(9,255)

Total Consolidated Net Income (Loss)	(10,255)	-	-	-	-	-	(10,255)

Net Income Attributable to Non-Controlling Interests

Radio One, Inc.	2,809	-	-	-	-	(2,809)	-
Consolidation Adjustments	-	-	-	-	-	2,809	2,809

Total Net Income Attributable to Non-Controlling Interests	2,809	-	-	-	-	-	2,809

Consolidated Net Income (Loss) Attributable to Common Stockholders

Radio One, Inc.	(13,064)	-	4,595	(52)	(5,311)	768	(13,064)
Combined Subsidiary Guarantors	11,296	-	(4,595)	-	-	-	6,701
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	52	-	-	52
Non-Guarantor Subsidiaries	-	-	-	-	5,311	-	5,311
Consolidation Adjustments	(11,296)	-	-	-	-	(768)	(12,064)

Total Consolidated Net Income (Loss) Attributable to Common Stockholders	(13,064)	-	-	-	-	-	(13,064)

Selected Statement of Operations Data
For The Nine Months Ended September 30, 2012
(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non-Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non-Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non- Guarantor	Consolidation Adjustments	As Adjusted
Revenues

Radio One, Inc.	215,874	-	5,861	(34,008)	(97,722)	6,081	96,086
Combined Subsidiary Guarantors	103,036	-	(6,083)	-	-	-	96,953
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	34,008	-	-	34,008
Non-Guarantor Subsidiaries	-	-	-	-	97,722	-	97,722
Consolidation Adjustments	-	-	-	-	-	(6,081)	(6,081)

Total Revenues	318,910	-	(222)	-	-	-	318,688

Operating Income

Radio One, Inc.	28,337	-	195	1,510	(31,335)	19,725	18,432
Combined Subsidiary Guarantors	28,449	-	(373)	-	-	-	28,076
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(1,510)	-	-	(1,510)
Non-Guarantor Subsidiaries	-	-	-	-	31,335	-	31,335
Consolidation Adjustments	-	-	-	-	-	(19,725)	(19,725)

Total Operating Income	56,786	-	(178)	-	-	-	56,608

Consolidated Net Income (Loss)

Radio One, Inc.	(38,975)	-	9,875	1,123	(22,515)	854	(49,638)
Combined Subsidiary Guarantors	27,678	-	(9,875)	-	-	-	17,803
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(1,123)	-	-	(1,123)
Non-Guarantor Subsidiaries	-	-	-	-	22,515	-	22,515
Consolidation Adjustments	(27,678)	-	-	-	-	(854)	(28,532)

Total Consolidated Net Income (Loss)	(38,975)	-	-	-	-	-	(38,975)

Net Income Attributable to Non-Controlling Interests

Radio One, Inc.	10,663	-	-	-	-	(10,663)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	-	10,663	10,663

Total Net Income Attributable to Non-Controlling Interests	10,663	-	-	-	-	-	10,663

Consolidated Net Income (Loss) Attributable to Common Stockholders

Radio One, Inc.	(49,638)	-	9,875	1,123	(22,515)	11,517	(49,638)
Combined Subsidiary Guarantors	27,678	-	(9,875)	-	-	-	17,803
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(1,123)	-	-	(1,123)
Non-Guarantor Subsidiaries	-	-	-	-	22,515	-	22,515
Consolidation Adjustments	(27,678)	-	-	-	-	(11,517)	(39,195)

Total Consolidated Net Income (Loss) Attributable to Common Stockholders	(49,638)	-	-	-	-	-	(49,638)

Selected Statement of Comprehensive Income Data
For The Three Months Ended September 30, 2012
(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non- Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non- Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non- Guarantor	Consolidation Adjustments	As Adjusted
Comprehensive Income Attributable to Non-Controlling Interests

Radio One, Inc.	2,809	-	-	-	-	(2,809)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	-	2,809	2,809

Total Comprehensive Income Attributable to Non-Controlling Interests	2,809	-	-	-	-	-	2,809

Selected Statement of Comprehensive Income Data
For The Nine Months Ended September 30, 2012
(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non- Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non- Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non- Guarantor	Consolidation Adjustments	As Adjusted
Comprehensive Income Attributable to Non-Controlling Interests

Radio One, Inc.	10,663	-	-	-	-	(10,663)	-
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	-	-	-
Consolidation Adjustments	-	-	-	-	-	10,663	10,663

Total Comprehensive Income Attributable to Non-Controlling Interests	10,663	-	-	-	-	-	10,663

Selected Statement of Cash Flows Data
For The Nine Months Ended September 30, 2012
(in thousands)

	As Previously Reported	Change from Combined Subsidiary Guarantor to Non- Guarantor	Change from Radio One, Inc. to Combined Subsidiary Guarantor	Change from Radio One, Inc. to Non- Wholly Owned Subsidiary Guarantor	Change from Radio One, Inc. to Non- Guarantor	Consolidation Adjustments	As Adjusted
Net Cash Flows from Operating Activities

Radio One, Inc.	55,459	-	(1,510)	(297)	(18,806)	(19,619)	15,227
Combined Subsidiary Guarantors	1,406	-	1,510	-	-	-	2,916
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	297	-	-	297
Non-Guarantor Subsidiaries	-	-	-	-	18,806	-	18,806
Consolidation Adjustments	(27,678)	-	-	-	-	19,619	(8,059)

Total Net Cash Flows from Operating Activities	29,187	-	-	-	-	-	29,187

Net Cash Flows from Investing Activities

Radio One, Inc.	(31,556)	-	1,512	106	(4,328)	27,678	(6,588)
Combined Subsidiary Guarantors	-	-	(1,512)	-	-	-	(1,512)
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	(106)	-	-	(106)
Non-Guarantor Subsidiaries	-	-	-	-	4,328	-	4,328
Consolidation Adjustments	27,678	-	-	-	-	(27,678)	-

Total Net Cash Flows from Investing Activities	(3,878)	-	-	-	-	-	(3,878)

Net Cash Flows from Financing Activities

Radio One, Inc.	(12,588)	-	-	-	15,800	(8,059)	(4,847)
Combined Subsidiary Guarantors	-	-	-	-	-	-	-
Non-Wholly Owned Guarantor Subsidiaries	-	-	-	-	-	-	-
Non-Guarantor Subsidiaries	-	-	-	-	(15,800)	-	(15,800)
Consolidation Adjustments	-	-	-	-	-	8,059	8,059

Total Net Cash Flows from Financing Activities	(12,588)	-	-	-	-	-	(12,588)

Set forth below are consolidating balance sheets for the Company and the Subsidiary Guarantors as of September 30, 2013 and December 31, 2012, respectively, and the related consolidating statements of operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2013 and 2012, respectively. We have applied the equity method of accounting to report our investments in subsidiaries. Separate financial statements for the wholly-owned guarantor subsidiaries are not presented based on management’s determination that those financial statements do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2013

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

NET REVENUE	$28,668	$36,950	$16,872	$37,786	$(1,885)	$118,391
OPERATING EXPENSES:
Programming and technical	5,442	7,664	8,088	17,541	(1,559)	37,176
Selling, general and administrative, including stock-based compensation	9,871	15,164	4,445	7,260	(326)	36,414
Corporate selling, general and administrative, including stock-based compensation	6,888	-	1,168	1,669	-	9,725
Depreciation and amortization	1,177	1,529	310	168	6,387	9,571
Impairment of long-lived assets	-	3,710	-	-	-	3,710
Total operating expenses	23,378	28,067	14,011	26,638	4,502	96,596
Operating income (loss)	5,290	8,883	2,861	11,148	(6,387)	21,795
INTEREST INCOME	6	-	-	17	-	23
INTEREST EXPENSE	18,996	301	-	3,039	-	22,336
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	7,837	(782)	-	-	(7,055)	-
OTHER INCOME, net	29	-	-	-	-	29
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(5,834)	7,800	2,861	8,126	(13,442)	(489)
PROVISION FOR INCOME TAXES	7,387	-	1,028	-	-	8,415
Net (loss) income from continuing operations	(13,221)	7,800	1,833	8,126	(13,442)	(8,904)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	-	-	-	-	-	-
CONSOLIDATED NET (LOSS) INCOME	(13,221)	7,800	1,833	8,126	(13,442)	(8,904)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	4,317	4,317
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,221)	$7,800	$1,833	$8,126	$(17,759)	$(13,221)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2012

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(As Adjusted – See Note 1)
	(In thousands)

NET REVENUE	$32,615	$34,410	$11,909	$33,232	$(2,272)	$109,894
OPERATING EXPENSES:
Programming and technical	6,898	7,438	5,961	13,168	(1,011)	32,454
Selling, general and administrative, including stock-based compensation	10,407	13,771	3,898	9,263	(726)	36,613
Corporate selling, general and administrative, including stock-based compensation	6,148	-	1,465	2,552	(535)	9,630
Depreciation and amortization	1,095	1,605	292	183	6,524	9,699
Impairment of long-lived assets	-	-	-	-	-	-
Total operating expenses	24,548	22,814	11,616	25,166	4,252	88,396
Operating income (loss)	8,067	11,596	293	8,066	(6,524)	21,498
INTEREST INCOME	73	-	1	34	-	108
INTEREST EXPENSE	18,832	218	-	3,039	-	22,089
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	6,514	(4,637)	-	-	(1,877)	-
OTHER (EXPENSE) INCOME, net	(77)	-	-	250	(854)	(681)
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(4,255)	6,741	294	5,311	(9,255)	(1,164)
PROVISION FOR INCOME TAXES	8,809	-	242	-	-	9,051
Net (loss) income from continuing operations	(13,064)	6,741	52	5,311	(9,255)	(10,215)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	-	40	-	-	-	40
CONSOLIDATED NET (LOSS) INCOME	(13,064)	6,701	52	5,311	(9,255)	(10,255)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	2,809	2,809
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,064)	$6,701	$52	$5,311	$(12,064)	$(13,064)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2013

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

NET REVENUE	$82,832	$103,328	$44,428	$111,506	$(4,989)	$337,105
OPERATING EXPENSES:
Programming and technical	15,992	22,841	23,003	42,873	(4,060)	100,649
Selling, general and administrative, including stock-based compensation	30,923	44,498	13,762	21,927	(929)	110,181
Corporate selling, general and administrative, including stock-based compensation	17,933	-	3,382	5,899	-	27,214
Depreciation and amortization	3,439	4,438	950	526	19,247	28,600
Impairment of long-lived assets	8,600	6,280	-	-	-	14,880
Total operating expenses	76,887	78,057	41,097	71,225	14,258	281,524
Operating income (loss)	5,945	25,271	3,331	40,281	(19,247)	55,581
INTEREST INCOME	121	-	-	44	-	165
INTEREST EXPENSE	56,808	886	-	9,117	-	66,811
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	23,410	(1,791)	-	-	(21,619)	-
OTHER INCOME, net	89	10	-	-	-	99
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(27,243)	22,604	3,331	31,208	(40,866)	(10,966)
PROVISION FOR INCOME TAXES	18,298	-	1,500	-	-	19,798
Net (loss) income from continuing operations	(45,541)	22,604	1,831	31,208	(40,866)	(30,764)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	-	893	-	-	-	893
CONSOLIDATED NET (LOSS) INCOME	(45,541)	23,497	1,831	31,208	(40,866)	(29,871)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	15,670	15,670
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(45,541)	$23,497	$1,831	$31,208	$(56,536)	$(45,541)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2012

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(As Adjusted – See Note 1)
	(In thousands)

NET REVENUE	$96,086	$96,953	$34,008	$97,722	$(6,081)	$318,688
OPERATING EXPENSES:
Programming and technical	21,678	22,830	17,942	37,269	(3,137)	96,582
Selling, general and administrative, including stock-based compensation	33,904	40,812	11,615	21,954	(1,339)	106,946
Corporate selling, general and administrative, including stock-based compensation	18,938	-	5,075	6,670	(1,605)	29,078
Depreciation and amortization	3,134	4,922	886	494	19,725	29,161
Impairment of long-lived assets	-	313	-	-	-	313
Total operating expenses	77,654	68,877	35,518	66,387	13,644	262,080
Operating income (loss)	18,432	28,076	(1,510)	31,335	(19,725)	56,608
INTEREST INCOME	102	-	5	48	-	155
INTEREST EXPENSE	58,930	537	-	9,117	-	68,584
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	17,640	(9,687)	-	-	(7,953)	-
OTHER (EXPENSE) INCOME, net	(686)	7	-	249	(854)	(1,284)
(Loss) income before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(23,442)	17,859	(1,505)	22,515	(28,532)	(13,105)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	26,196	-	(382)	-	-	25,814
Net (loss) income from continuing operations	(49,638)	17,859	(1,123)	22,515	(28,532)	(38,919)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	-	56	-	-	-	56
CONSOLIDATED NET (LOSS) INCOME	(49,638)	17,803	(1,123)	22,515	(28,532)	(38,975)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	10,663	10,663
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(49,638)	$17,803	$(1,123)	$22,515	$(39,195)	$(49,638)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2013

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(13,221)	$7,800	$1,833	$8,126	$(13,442)	$(8,904)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	(11)	-	(11)
COMPREHENSIVE (LOSS) INCOME	(13,221)	7,800	1,833	8,115	(13,442)	(8,915)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	4,317	4,317
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,221)	$7,800	$1,833	$8,115	$(17,759)	$(13,232)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2012

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(As Adjusted – See Note 1)
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(13,064)	$6,701	$52	$5,311	$(9,255)	$(10,255)
NET CHANGE IN UNREALIZED GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	27	-	27
COMPREHENSIVE (LOSS) INCOME	(13,064)	6,701	52	5,338	(9,255)	(10,228)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	2,809	2,809
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,064)	$6,701	$52	$5,338	$(12,064)	$(13,037)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2013

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(45,541)	$23,497	$1,831	$31,208	$(40,866)	$(29,871)
NET CHANGE IN UNREALIZED LOSS ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	(113)	-	(113)
COMPREHENSIVE (LOSS) INCOME	(45,541)	23,497	1,831	31,095	(40,866)	(29,984)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	15,670	15,670
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(45,541)	$23,497	$1,831	$31,095	$(56,536)	$(45,654)

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
 Nine Months Ended September 30, 2012

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(As Adjusted – See Note 1)
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(49,638)	$17,803	$(1,123)	$22,515	$(28,532)	$(38,975)
NET CHANGE IN UNREALIZED GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	-	-	-	147	-	147
COMPREHENSIVE (LOSS) INCOME	(49,638)	17,803	(1,123)	22,662	(28,532)	(38,828)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	-	-	-	10,663	10,663
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(49,638)	$17,803	$(1,123)	$22,662	$(39,195)	$(49,491)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of September 30, 2013

		Wholly-Owned	Non-Wholly Owned
	Radio One,	Guarantor	Guarantor	Non-Guarantor	Consolidation
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,199	$592	$4,840	$18,686	$-	$48,317
Short-term investments	-	-	-	3,193	-	3,193
Trade accounts receivable, net of allowance for doubtful accounts	17,127	32,561	11,776	36,079	-	97,543
Prepaid expenses and other current assets	7,166	1,190	3,600	756	(5,441)	7,271
Current portion of content assets	-	-	-	28,057	-	28,057
Current assets from discontinued operations	124	(83)	-	-	-	41
Total current assets	48,616	34,260	20,216	86,771	(5,441)	184,422
PROPERTY AND EQUIPMENT, net	17,315	15,632	382	1,495	21	34,845
INTANGIBLE ASSETS, net	308,867	456,263	15,564	15,033	361,399	1,157,126
CONTENT ASSETS, net	-	-	-	39,981	-	39,981
INVESTMENT IN SUBSIDIARIES	653,350	140,971	-	-	(794,321)	-
OTHER ASSETS	2,254	68	904	1,004	(597)	3,633
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	-	24	-	-	-	24
Total assets	$1,030,402	$647,218	$37,066	$144,284	$(438,939)	$1,420,031

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$867	$3,144	$2,082	$2,018	$-	$8,111
Accrued interest	5,302	-	-	529	-	5,831
Accrued compensation and related benefits	5,057	1,739	1,152	2,836	-	10,784
Current portion of content payables	-	-	-	15,823	-	15,823
Other current liabilities	5,997	3,781	6,819	3,122	(5,441)	14,278
Current portion of long-term debt	3,840	-	-	-	-	3,840
Current liabilities from discontinued operations	37	66	-	-	-	103
Total current liabilities	21,100	8,730	10,053	24,328	(5,441)	58,770
LONG-TERM DEBT, net of current portion and original issue discount	693,368	-	-	119,000	-	812,368
CONTENT PAYABLES, net of current portion	-	-	-	8,473	-	8,473
OTHER LONG-TERM LIABILITIES	16,070	791	58	2,675	(364)	19,230
DEFERRED TAX LIABILITIES	206,382	-	492	-	-	206,874
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	-	-	-	-	-
Total liabilities	936,920	9,521	10,603	154,476	(5,805)	1,105,715

REDEEMABLE NONCONTROLLING INTERESTS	-	-	12,646	-	-	12,646

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	-	18	(18)	-
Common stock	48	-	10	18	(28)	48
Accumulated other comprehensive income	(215)	-	-	(119)	119	(215)
Additional paid-in capital	1,002,211	216,160	42,733	(14,680)	(244,213)	1,002,211
Retained earnings (accumulated deficit)	(908,562)	421,537	(28,926)	4,571	(397,182)	(908,562)
Total stockholders’ equity	93,482	637,697	13,817	(10,192)	(641,322)	93,482
Noncontrolling interest	-	-	-	-	208,188	208,188
Total Equity	93,482	637,697	13,817	(10,192)	(433,134)	301,670
Total liabilities, redeemable noncontrolling interests and equity	$1,030,402	$647,218	$37,066	$144,284	$(438,939)	$1,420,031

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2012

		Wholly-Owned	Non-Wholly Owned
	Radio One,	Guarantor	Guarantor	Non-Guarantor	Consolidation
	Inc.	Subsidiaries	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	(As adjusted)
	(As Adjusted – See Note 1)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,512	$1,342	$2,414	$30,987	$-	$57,255
Short-term investments	-	-	-	1,597	-	1,597
Trade accounts receivable, net of allowance for doubtful accounts	18,494	27,539	6,788	29,162	-	81,983
Prepaid expenses and other current assets	1,707	817	3,593	976	-	7,093
Current portion of content assets	-	-	-	27,723	-	27,723
Current assets from discontinued operations	124	(51)	-	-	-	73
Total current assets	42,837	29,647	12,795	90,445	-	175,724
PROPERTY AND EQUIPMENT, net	18,035	14,867	469	1,807	104	35,282
INTANGIBLE ASSETS, net	319,481	463,600	16,225	22,501	380,755	1,202,562
CONTENT ASSETS, net	-	-	-	38,981	-	38,981
INVESTMENT IN SUBSIDIARIES	678,165	163,499	-	-	(841,664)	-
OTHER ASSETS	3,296	420	3	1,541	(790)	4,470
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	-	3,176	-	-	-	3,176
Total assets	$1,061,814	$675,209	$29,492	$155,275	$(461,595)	$1,460,195

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,222	$1,846	$314	$2,049	$-	$5,431
Accrued interest	5,320	-	-	529	-	5,849
Accrued compensation and related benefits	6,708	1,760	925	1,772	-	11,165
Current portion of content payables	-	-	-	17,694	-	17,694
Other current liabilities	2,615	4,037	4,216	5,299	-	16,167
Current portion of long-term debt	4,587	-	-	-	-	4,587
Current liabilities from discontinued operations	23	59	-	-	-	82
Total current liabilities	20,475	7,702	5,455	27,343	-	60,975
LONG-TERM DEBT, net of current portion and original issue discount	695,131	-	-	119,000	-	814,131
CONTENT PAYABLES, net of current portion	-	-	-	11,163	-	11,163
OTHER LONG-TERM LIABILITIES	14,833	903	122	2,828	(364)	18,322
DEFERRED TAX LIABILITIES	187,575	-	674	-	-	188,249
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	4	-	-	-	4
Total liabilities	918,014	8,609	6,251	160,334	(364)	1,092,844

REDEEMABLE NONCONTROLLING INTERESTS	-	-	12,853	-	-	12,853

STOCKHOLDERS’ EQUITY:
Preferred stock	-	-	-	18	(18)	-
Common stock	50	-	10	18	(28)	50
Accumulated other comprehensive income	(102)	-	-	(6)	6	(102)
Additional paid-in capital	1,006,873	268,560	41,135	21,548	(331,243)	1,006,873
Retained earnings (accumulated deficit)	(863,021)	398,040	(30,757)	(26,637)	(340,646)	(863,021)
Total stockholders’ equity	143,800	666,600	10,388	(5,059)	(671,929)	143,800
Noncontrolling interest	-	-	-	-	210,698	210,698
Total Equity	143,800	666,600	10,388	(5,059)	(461,231)	354,498
Total liabilities, redeemable noncontrolling interests and equity	$1,061,814	$675,209	$29,492	$155,275	$(461,595)	$1,460,195

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013

		Wholly-Owned	Non Wholly- Owned		Consolidation Adjustments
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries		Consolidated

	Unaudited
	(In thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$21,495	$(3,578)	$(2,458)	$25,516	$(18,500)	$22,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,678)	(1,172)	(116)	(203)	-	(7,169)
Proceeds from sales of investment securities	-	-	-	1,053	-	1,053
Purchases of investment securities	-	-	-	(2,439)	-	(2,439)
Proceeds from sale of discontinued operations	-	4,000	-	-	-	4,000
Net cash flows (used in) provided by investing activities	(5,678)	2,828	(116)	(1,589)	-	(4,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(2,881)	-	-	-	-	(2,881)
Repurchase of common stock	(5,469)	-	-	-	-	(5,469)
Repayment of senior subordinated notes	(747)	-	-	-	-	(747)
Debt refinancing and modification costs	(33)	-	-	-	-	(33)
Advances to/from related parties	(5,000)	-	5,000	-	-	-
Payment of dividends by TV One	-	-	-	(36,228)	18,500	(17,728)
Net cash flows (used in) provided by financing activities	(14,130)	-	5,000	(36,228)	18,500	(26,858)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,687	(750)	2,426	(12,301)	-	(8,938)
CASH AND CASH EQUIVALENTS, beginning of period	22,512	1,342	2,414	30,987	-	57,255
CASH AND CASH EQUIVALENTS, end of period	$24,199	$592	$4,840	$18,686	$-	$48,317

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2012

		Wholly-Owned	Non Wholly- Owned
	Radio One, Inc.	Guarantor Subsidiaries	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidated
	Unaudited
	(As Adjusted – See Note 1)
	(In thousands)

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	$15,227	$2,916	$297	$18,806	$(8,059)	$29,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,588)	(1,512)	(106)	(1,329)	-	(9,535)
Proceeds from sales of investment securities	-	-	-	6,286	-	6,286
Purchases of investment securities	-	-	-	(629)	-	(629)
Net cash flows (used in) provided by investing activities	(6,588)	(1,512)	(106)	4,328	-	(3,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(4,829)	-	-	-	-	(4,829)
Debt refinancing and modification costs	(18)	-	-	-	-	(18)
Payment of dividends by TV One	-	-	-	(15,800)	8,059	(7,741)
Net cash flows (used in) provided by financing activities	(4,847)	-	-	(15,800)	8,059	(12,588)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,792	1,404	191	7,334	-	12,721
CASH AND CASH EQUIVALENTS, beginning of period	19,361	33	1,683	14,862	-	35,939
CASH AND CASH EQUIVALENTS, end of period	$23,153	$1,437	$1,874	$22,196	$-	$48,660

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2016. In connection with all performance rights organization agreements, including ASCAP and BMI, the Company incurred expenses of approximately $2.5 million and $7.3 million for the three and nine month periods ended September 30, 2013, respectively, and approximately $2.4 million and $7.8 million, respectively, for the three and nine month periods ended September 30, 2012.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had four standby letters of credit totaling approximately $1.1 million in connection with our annual insurance policy renewals and real estate leases.

Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2012, this annual right was exercisable for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Radio One, at the discretion of Radio One. On December 31, 2012, Reach Media and its noncontrolling interest shareholders amended the shareholders’ agreement governing their relationship. As part of that amendment, the noncontrolling interest shareholders agreed to delay the Put Right until January 1, 2018. The terms of the Put Right remain the same in all other respects.

13.  SUBSEQUENT EVENTS:

On October 10, 2013, pursuant to Section 18-214 of the Delaware Limited Liability Company Act, we converted Radio One Cable Holdings, Inc. (“ROCH”) from a Delaware corporation to a Delaware limited liability company and as a result of and in connection with the conversion, ROCH has changed its legal name to “Radio One Cable Holdings, LLC” (“ROCHLLC”). From and after the date of the conversion, ROCHLLC continues to be (1) a guarantor for all purposes under the 2011 Credit Agreement and all ancillary agreements and (2) a grantor for all purposes under the security agreement relating to the 2011 Credit Agreement. Further, ROCHLLC has succeeded ROCH as a guarantor under the indenture governing the Company’s 12 1/2%/15% Senior Subordinated Notes due May 2016.

On October 28, 2013, the Company announced that effective November 1, 2013, Christopher Wegmann will become President of the Radio Division, reporting to Alfred C. Liggins, III, who will continue as Chief Executive Officer.

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

During the three months ended September 30, 2013 and 2012, approximately 50.1% and 56.9%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, for the three months ended September 30, 2013, approximately 36.0% of our net revenue was generated from local advertising and approximately 38.2% was generated from national advertising, including network advertising. In comparison, during the three months ended September 30, 2012, approximately 42.2% of our net revenue was generated from local advertising and approximately 33.5%, was generated from national advertising, including network advertising. Our cable television segment generated approximately 31.8% and 30.2% of our total revenue for the three months ended September 30, 2013 and 2012, respectively. Our Reach Media segment generated approximately 14.6% and 10.8% of our total revenue for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, approximately 49.9% and 56.0%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, for the nine months ended September 30, 2013, approximately 36.3% of our net revenue was generated from local advertising and approximately 36.0% was generated from national advertising, including network advertising. In comparison, during the nine months ended September 30, 2012, approximately 41.4% of our net revenue was generated from local advertising and approximately 32.9%, was generated from national advertising, including network advertising. Our cable television segment generated approximately 33.0% and 30.7% of our total revenue for the nine months ended September 30, 2013 and 2012, respectively. Our Reach Media segment generated approximately 13.3% and 10.7% of our total revenue for the nine months ended September 30, 2013 and 2012, respectively. National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

(b) Station operating income: Net income (loss) before depreciation and amortization, income taxes, interest (income) expense, noncontrolling interests’ income, other (income) expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and income (loss) from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, station operating income is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Our measure of station operating income may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) Adjusted EBITDA:   Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interest in income of subsidiaries, impairment of long-lived assets, stock-based compensation, income (loss) from discontinued operations, net of tax, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, as well as our equity in (income) loss of our affiliated company, gain on retirements of debt, and any discontinued operations. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except margin data)
		(As Adjusted – See Note below)		(As Adjusted – See Note below)
Net revenue	$118,391	$109,894	$337,105	$318,688
Station operating income	44,815	40,847	126,313	115,212
Station operating income margin	37.9%	37.2%	37.5%	36.2%
Consolidated net loss attributable to common stockholders	$(13,221)	$(13,064)	$(45,541)	$(49,638)

Note: Due to ongoing renegotiations in the terms of our remaining Boston radio station LMA, that station’s results from operations for the three and nine months ended September 30, 2013 and 2012, has been reclassified from discontinued operations to continuing operations in the consolidated financial statements.

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
		(As Adjusted – See Note below)		(As Adjusted – See Note below)
Consolidated net loss attributable to common stockholders	$(13,221)	$(13,064)	$(45,541)	$(49,638)
Add back non-station operating income items included in consolidated net loss:
Interest income	(23)	(108)	(165)	(155)
Interest expense	22,336	22,089	66,811	68,584
Provision for income taxes	8,415	9,051	19,798	25,814
Corporate selling, general and administrative, excluding stock-based compensation	9,684	9,613	27,107	29,003
Stock-based compensation	55	37	145	127
Other (income) expense, net	(29)	681	(99)	1,284
Depreciation and amortization	9,571	9,699	28,600	29,161
Noncontrolling interests in income of subsidiaries	4,317	2,809	15,670	10,663
Impairment of long-lived assets	3,710	—	14,880	313
(Income) loss from discontinued operations, net of tax	—	40	(893)	56
Station operating income	$44,815	$40,847	$126,313	$115,212

Note: Due to ongoing renegotiations in the terms of our remaining Boston radio station LMA, that station’s results from operations for the three and nine months ended September 30, 2013 and 2012, has been reclassified from discontinued operations to continuing operations in the consolidated financial statements.

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(As Adjusted – See Note below		(As Adjusted – See Note below
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(13,221)	$(13,064)	$(45,541)	$(49,638)
Add back non-station operating income items included in consolidated net loss:
Interest income	(23)	(108)	(165)	(155)
Interest expense	22,336	22,089	66,811	68,584
Provision for income taxes	8,415	9,051	19,798	25,814
Depreciation and amortization	9,571	9,699	28,600	29,161
EBITDA	$27,078	$27,667	$69,503	$73,766
Stock-based compensation	55	37	145	127
Other (income) expense, net	(29)	681	(99)	1,284
Noncontrolling interests in income of subsidiaries	4,317	2,809	15,670	10,663
Impairment of long-lived assets	3,710	—	14,880	313
(Income) loss from discontinued operations, net of tax	—	40	(893)	56
Adjusted EBITDA	$35,131	$31,234	$99,206	$86,209

Note: Due to ongoing renegotiations in the terms of our remaining Boston radio station LMA, that station’s results from operations for the three and nine months ended September 30, 2013 and 2012, has been reclassified from discontinued operations to continuing operations in the consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 (In thousands)

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)
		(As Adjusted – See Note below)
Statements of Operations:
Net revenue	$118,391	$109,894	$8,497	7.7%
Operating expenses:
Programming and technical, excluding stock-based compensation	37,176	32,454	4,722	14.5
Selling, general and administrative, excluding stock-based compensation	36,400	36,593	(193)	(0.5)
Corporate selling, general and administrative, excluding stock-based compensation	9,684	9,613	71	0.7
Stock-based compensation	55	37	18	48.6
Depreciation and amortization	9,571	9,699	(128)	(1.3)
Impairment of long-lived assets	3,710	—	3,710	100.0
Total operating expenses	96,596	88,396	8,200	9.3
Operating income	21,795	21,498	297	1.4
Interest income	23	108	(85)	(78.7)
Interest expense	22,336	22,089	247	1.1
Other (income) expense, net	(29)	681	710	104.3
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(489)	(1,164)	675	58.0
Provision for income taxes	8,415	9,051	(636)	(7.0)
Net loss from continuing operations	(8,904)	(10,215)	1,311	12.8
Loss from discontinued operations, net of tax	—	(40)	40	100.0
Consolidated net loss	(8,904)	(10,255)	1,351	13.2
Net income attributable to noncontrolling interests	4,317	2,809	1,508	53.7
Net loss attributable to common stockholders	$(13,221)	$(13,064)	$(157)	(1.2)%

Note: Due to ongoing renegotiations in the terms of our remaining Boston radio station LMA, that station’s results from operations for the three and nine months ended September 30, 2013 and 2012, has been reclassified from discontinued operations to continuing operations in the consolidated financial statements.

Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$118,391	$109,894	$8,497	7.7%

During the three months ended September 30, 2013, we recognized approximately $118.4 million in net revenue compared to approximately $109.9 million during the same period in 2012. For our Radio Broadcasting and Reach Media segments, these amounts are net of agency and outside sales representative commissions, which were approximately $8.6 million during the three months ended September 30, 2013, compared to approximately $9.3 million for the comparable period in 2012. We recognized approximately $37.8 million and $33.2 million of revenue from our Cable Television segment during the three months ended September 30, 2013, and 2012, respectively, due primarily from an increase in advertising sales. Effective January 1, 2013, the Company contributed its syndication operations from the Radio Broadcasting segment to the Reach Media segment as part of a transaction to acquire an additional ownership interest in Reach Media. Adjusting for the impact of moving our syndicated programming to Reach Media, net revenues from our Radio Broadcasting segment for the quarter ended September 30, 2013, increased 1.6% from the same period in 2012. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in increased 1.0% in total revenues. We experienced net revenue growth most significantly in our Atlanta, Charlotte, Houston, St. Louis and Washington, DC markets, with our Cincinnati, Detroit, Indianapolis and Raleigh markets experiencing the most significant declines. Adjusting for the impact of moving our syndicated programming to Reach Media, Reach Media’s net revenues increased 10.1% in the third quarter of 2013, compared to the same period in 2012.  Net revenues for our internet business increased 37.6% for the three months ended September 30, 2013, compared to the same period in 2012 due to growth in advertising and studio services, where Interactive One provides services to other publishers.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$37,176	$32,454	$4,722	14.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. The increase for the three months ended September 30, 2013, compared to the same period in 2012 relates primarily to our Cable Television segment.  Our Cable Television segment incurred an increase in programming and technical expenses primarily related to higher content amortization for the three months ended September 30, 2013, compared to the same period in 2012 as TV One continues to expand its content programming.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$36,400	$36,593	$(193)	(0.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease for the three months ended September 30, 2013, compared to the same period in 2012 is primarily due to lower marketing and promotional expenses generated by TV One. This decrease was partially offset by higher web services fees and traffic acquisition costs generated by Interactive One.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$9,684	$9,613	$71	0.7%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Our Radio Broadcasting segment generated lower research expenses which were offset against an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment Agreement. This net increase in our Radio Broadcasting was partially offset by a decrease at our Cable Television segment due primarily to lower compensation costs.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$9,571	$9,699	$(128)	(1.3)%

The decrease in depreciation and amortization expense for the three months ended September 30, 2013, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$3,710	$—	$3,710	100.0%

The impairment of long-lived assets for the three months ended September 30, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Cleveland and Boston radio broadcasting licenses.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$22,336	$22,089	$247	1.1%

Interest expense increased to approximately $22.3 million for the three months ended September 30, 2013, compared to approximately $22.1 million for the same period in 2012.

Provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$8,415	$9,051	$(636)	(7.0)%

For the three months ended September 30, 2013 and 2012, the provision for income taxes was approximately $8.4 million and $9.1 million, respectively, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. The decrease in tax provision is primarily attributable to impairment of indefinite-lived intangible assets which resulted in a reduction of the DTL for the three months ended September 30, 2013.

Noncontrolling interests in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$4,317	$2,809	$1,508	53.7%

The increase in noncontrolling interests in income of subsidiaries was due primarily to greater net income generated by TV One and Reach Media during the three months ended September 30, 2013, compared to the same period in 2012.

Other Data

Station operating income

Station operating income increased to approximately $44.8 million for the three months ended September 30, 2013, compared to approximately $40.8 million for the comparable period in 2012, an increase of $4.0 million or 9.7%. This increase was primarily due to greater Reach Media and TV One station operating income for the three months ended September 30, 2013, versus the same period in 2012. TV One generated approximately $13.0 million of station operating income during the quarter ended September 30, 2013, compared to $10.8 million during the quarter ended September 30, 2012, with the increase due to a larger number of subscribers as well as organic growth. Reach Media generated approximately $4.3 million of station operating income during the quarter ended September 30, 2013, compared to $2.1 million during the quarter ended September 30, 2012, primarily due to the  impact of the contribution of the syndicated programming to Reach Media from the Radio Broadcasting segment.

Station operating income margin

Station operating income margin increased to 37.9% for the three months ended September 30, 2013, from 37.2% for the comparable period in 2012. The margin increase was primarily attributable to Reach Media and TV One’s greater station operating margin. Reach Media’s station operating margin increased from 17.2% for the three months ended September 30, 2012, to 25.7% for the three months ended September 30, 2013. TV One’s station operating margin increased from 32.5% for the three months ended September 30, 2012, to 34.4% for the three months ended September 30, 2013.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012 (In thousands)

	Nine Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)
		(As Adjusted – See Note below)
Statements of Operations:
Net revenue	$337,105	$318,688	$18,417	5.8%
Operating expenses:
Programming and technical, excluding stock-based compensation	100,649	96,582	4,067	4.2
Selling, general and administrative, excluding stock-based compensation	110,143	106,894	3,249	3.0
Corporate selling, general and administrative, excluding stock-based compensation	27,107	29,003	(1,896)	(6.5)
Stock-based compensation	145	127	18	14.2
Depreciation and amortization	28,600	29,161	(561)	(1.9)
Impairment of long-lived assets	14,880	313	14,567	4,654.0
Total operating expenses	281,524	262,080	19,444	7.4
Operating income	55,581	56,608	(1,027)	(1.8)
Interest income	165	155	10	6.5
Interest expense	66,811	68,584	(1,773)	(2.6)
Other (income) expense, net	(99)	1,284	1,383	107.7
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(10,966)	(13,105)	2,139	16.3
Provision for income taxes	19,798	25,814	(6,016)	(23.3)
Net loss from continuing operations	(30,764)	(38,919)	8,155	21.0
Income (loss) from discontinued operations, net of tax	893	(56)	949	1,694.6
Consolidated net loss	(29,871)	(38,975)	9,104	23.4
Net income attributable to noncontrolling interests	15,670	10,663	5,007	47.0
Net loss attributable to common stockholders	$(45,541)	$(49,638)	$4,097	8.3%

Note: Due to ongoing renegotiations in the terms of our remaining Boston radio station LMA, that station’s results from operations for the three and nine months ended September 30, 2013 and 2012, has been reclassified from discontinued operations to continuing operations in the consolidated financial statements.

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$337,105	$318,688	$18,417	5.8%

During the nine months ended September 30, 2013, we recognized approximately $337.5 million in net revenue compared to approximately $318.7 million during the same period in 2012. For our Radio Broadcasting and Reach Media segments, these amounts are net of agency and outside sales representative commissions, which were approximately $23.8 million during the nine months ended 2013, compared to approximately $25.6 million during the same period in 2012. We recognized approximately $111.5 million and $97.7 million of revenue from our Cable Television segment during the nine months ended September 30, 2013, and 2012, respectively, due primarily from an increase in advertising and affiliate sales. Effective January 1, 2013, the Company contributed its syndication operations from the Radio Broadcasting segment to the Reach Media segment as part of a transaction to acquire an additional ownership interest in Reach Media. Adjusting for the impact of moving our syndicated programming to Reach Media, net revenues from our Radio Broadcasting segment for the nine months ended September 30, 2013, increased 1.1% from the same period in 2012. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in increased 0.3% in total revenues. Our Atlanta, Charlotte, Columbus, Houston, St. Louis and Washington DC markets experienced the most significant net revenue growth, while our Cincinnati, Dallas, Detroit, Indianapolis, Philadelphia and Raleigh markets experienced the most significant net revenue declines. Adjusting for the impact of moving our syndicated programming to Reach Media, Reach Media’s net revenues increased 0.9% in the nine months ended September 30, 2013, compared to the same period in 2012. Net revenue for our internet business increased 20.1% for the nine months ended September 30, 2013, compared to the same period in 2012, due to growth in advertising and studio services, where Interactive One provides services to other publishers.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$100,649	$96,582	$4,067	4.2%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Our Cable Television segment incurred an increase of approximately $5.8 million in programming and technical expenses primarily related to higher content amortization for the nine months ended September 30, 2013, compared to the same period in 2012 as TV One continues to expand its content programming. This increase in expense was partially offset by declines in our combined Radio Broadcasting and Reach Media segments due primarily to lower contracted talent costs.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$110,143	$106,894	$3,249	3.0%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in selling, general and administrative expenses for the nine months ended September 30, 2013, is due primarily from our Internet and Reach Media segments. Our Reach Media segment generated an increase in expense of approximately $2.1 million and our Internet segment generated an increase in expense of approximately $2.1 million. Our Reach Media segment generated higher expenses associated with the “Tom Joyner Fantastic Voyage” and our Internet segment generated higher research, web services fees and traffic acquisition costs. Finally, selling, general and administrative expenses at our Radio Broadcasting segment decreased approximately $1.1 million primarily related to lower compensation costs.

 Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$27,107	$29,003	$(1,896)	(6.5)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There were decreases in corporate expenses at both our Radio Broadcasting and Cable Television segments, primarily related to lower employee compensation costs in connection with reduced headcount levels.

  Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$28,600	$29,161	$(561)	(1.9)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2013, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$14,880	$313	$14,567	4,654.0%

The impairment of long-lived assets for the nine months ended September 30, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Boston, Cincinnati, Cleveland and Philadelphia radio broadcasting licenses. The impairment of long-lived assets for the nine months ended September 30, 2012, was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte radio broadcasting licenses.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$66,811	$68,584	$(1,773)	(2.6)%

Interest expense decreased to approximately $66.8 million for the nine months ended September 30, 2013, compared to approximately $68.9 million for the same period in 2012. The primary driver of the decrease was that through May 14, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election at an all-inclusive rate of 15%, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”)  on a quarterly basis. The PIK Election expired on May 14, 2012, and interest accruing from and after May 15, 2012, accrues at a rate of 12 1/2% and is payable in cash.

Provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$19,798	$25,814	$(6,016)	(23.3)%

For the nine months ended September 30, 2013 and 2012, the provision for income taxes is approximately $19.8 million and $25.8 million, respectively, primarily attributable to the increase in the Company’s deferred tax liabilities for its indefinite-lived intangible assets. The decrease in tax provision is primarily attributable to impairment of indefinite-lived intangible assets which resulted in a reduction of the DTL for the nine months ended September 30, 2013.

Income (loss) from discontinued operations, net of tax

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$893	$(56)	$949	1,694.6%

Income (loss) from discontinued operations, net of tax, includes the results of operations for our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM). The activity for the nine months ended September 30, 2013, resulted primarily from the sale of this station in February 2013, which resulted in a gain of $893,000.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$15,670	$10,663	$5,007	47.0%

The increase in noncontrolling interests in income of subsidiaries was due primarily to greater net income generated by TV One and Reach Media during the nine months ended September 30, 2013, compared to the same period in 2012.

 Other Data

Station operating income

Station operating income increased to approximately $126.3 million for the nine months ended September 30, 2013, compared to approximately $115.2 million for the comparable period in 2012, an increase of $11.1 million or 9.6%. This increase was primarily due to greater Reach Media and TV One station operating income for the nine months ended September 30, 2013, versus the same period in 2012. TV One generated approximately $46.7 million of station operating income during the nine months ended September 30, 2013, compared to $38.5 million during the nine months ended September 30, 2012, with the increase due to a larger number of subscribers as well as organic growth. Reach Media generated approximately $7.7 million of station operating income during the nine months ended September 30, 2013, compared to $4.5 million during the nine months ended September 30, 2012, primarily due to the  impact of the contribution of the syndicated programming to Reach Media from the Radio Broadcasting segment.

Station operating income margin

Station operating income margin increased to 37.5% for the nine months ended September 30, 2013, from 36.2% for the comparable period in 2012. The margin increase was primarily attributable to Reach Media and TV One’s greater station operating margin. Reach Media’s station operating margin increased from 13.1% for the nine months ended September 30, 2012, to 17.2% for the nine months ended September 30, 2013. TV One’s station operating margin increased from 39.4% for the nine months ended September 30, 2012, to 41.9% for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million senior bank term debt that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modifies financial covenant levels with respect to the Company’s total-leverage, secured-leverage, and interest-coverage ratios; (ii) increases the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extends the time for certain of the 2011 Credit Agreement’s call premium while reducing the time for its later and lower premium.

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of September 30, 2013, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of September 30, 2013		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$97.5

Pro Forma Last Twelve Months Interest Expense (In millions)	$71.4

Senior Debt (In millions)	$346.3
Total Debt (In millions)	$673.3

Interest Coverage
Covenant EBITDA / Interest Expense	1.36	x	1.10	x	0.26	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.55	x	4.50	x	0.95	x

Total Leverage
Total Debt / Covenant EBITDA	6.91	x	8.50	x	1.59	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results and related debt of TV One, but rather includes cash dividends from TV One for periods presented.

As of September 30, 2013, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for the three months ended September 30, 2013. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of September 30, 2013, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, approximately $24.0 million was available to be borrowed.

 As of September 30, 2013, the Company had outstanding approximately $374.4 million on its term credit facility. During the three and nine months ended September 30, 2013, the Company repaid approximately $1.0 million and $2.9 million, respectively under the 2011 Credit Agreement, as amended. According to the terms of the Credit Agreement, as amended, there was no term loan principal repayment based on its December 31, 2012 excess cash flow calculation. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016 (the “12 1/2%/15% Senior Subordinated Notes due May 2016”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 7/8% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of September 30, 2013, the Company had outstanding $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $327.0 million and a fair value of approximately $331.5 million as of September 30, 2013. The fair values were determined based on the trading value of the instruments as of the reporting date.

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

Interest on the 12 1/2%/15% Senior Subordinated Notes due May 2016 accrued from the date of original issuance or, if interest had already been paid, from the date it was most recently paid.  Interest accrues for each quarterly period at a rate of 12 1/2% for such quarterly period that interest is paid fully in cash.  However, during the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind (“PIK”) by issuance of additional 12 1/2%/15% Senior Subordinated Notes due May 2016 (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2013:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$370.1	7.50%
12 1/2%/15% Senior Subordinated Notes (fixed rate)	$327.0	12.50%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%

(1)	Subject to variable Libor plus a spread that is incorporated into the applicable interest rate set forth above.

TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

We continually evaluate opportunities based upon market conditions to refinance our outstanding indebtedness in order to reduce our borrowing costs, extend maturities and/or increase our operating flexibility. There can be no guarantee that any such refinancing opportunities will be available on acceptable terms or at all.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(In thousands)

Net cash flows provided by operating activities	$22,475	$29,187
Net cash flows used in investing activities	$(4,555)	$(3,878)
Net cash flows used in financing activities	$(26,858)	$(12,588)

Net cash flows provided by operating activities were approximately $22.5 million and $29.2 million for the nine months ended September 30, 2013 and 2012, respectively. Cash flow from operating activities for the nine months ended September 30, 2013, decreased from the prior year primarily due to an increase in the accounts receivable balance, partially due to higher revenues as well as the timing of collections which were partially offset by lower content payments.

Net cash flows used in investing activities were approximately $4.6 million and $3.9 million for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $7.2 million and $9.5 million for the nine months ended September 30, 2013 and 2012, respectively. Proceeds from sales of investment securities were approximately $1.1 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively. Proceeds from sale of discontinued operations were approximately $4.0 million for the nine months ended September 30, 2013. Purchases of investment securities were approximately $2.4 million and $629,000 for the six months ended September 30, 2013 and 2012, respectively.

Net cash flows used in financing activities were approximately $26.9 million and $12.6 million for the nine months September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, the Company repaid approximately $3.6 million and $4.8 million, respectively, in outstanding debt. In addition, during the nine months ended September 30, 2013, we repurchased $70,986 of our Class A common stock and $5,397,734 of our Class D common stock. TV One paid approximately $17.7 million and $7.8 million in dividends to noncontrolling interest shareholders for the nine months ended September 30, 2013 and 2012, respectively.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2013, the Company had approximately $659.8 million in broadcast licenses and $272.0 million in goodwill, which totaled $931.8 million, and represented approximately 65.6% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded an impairment charge of approximately $3.7 million against our radio broadcasting licenses during the three months ended September 30, 2013, and we recorded an impairment charge of approximately $14.9 million against our radio broadcasting licenses during the nine months ended September 30, 2013. We recorded an impairment charge of $313,000 against our radio broadcasting licenses during the nine months ended September 30, 2012.

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

During the first, second and third quarters of 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain market’s radio broadcasting licenses, which we performed as of March 31, 2013, June 30, 2013 and September 30, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, the Company recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired.

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

	June 30,	October 1,	March 31,	June 30,	September 30,
Radio Broadcasting Licenses	2012 (a)	2012	2013 (a)	2013 (a)	2013 (a)

Pre-tax impairment charge (in millions)	$0.3	$—	$1.4	$9.8	$3.7

Discount Rate	10.0%	10.0%	10.0%	10.5%	10.5%
Year 1 Market Revenue Growth Rate Range	1.0% -3.0%	1.0% -2.0%	1%	2%	(0.5%) – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.0% -2.0%	1.5%	1.5% -2.0%	1.0% -2.0%
Mature Market Share Range	5.8% - 15.6%	0.7% - 27.4%	8.6%	8.6% - 15.1%	6.7% - 27.4%

Operating Profit Margin Range	29.1% - 48.0%	19.6% - 47.7%	31.4%	32.6% - 34.4%	30.3% - 40.1%

(a)	Reflects only key assumptions used in the interim testing for certain units of accounting.

Several of the licenses in our units of accounting have no or limited excess of fair values over their respective carrying values. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of December 31, 2012, the Company had 20 reporting units, which were comprised of the 16 radio markets that we own and/or operate and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. The Company has adopted and not elected to apply the qualitative assessment as allowed by ASU 2011-08. We evaluate all events and circumstances on an interim basis to determine if a two-step process is required. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media, Interactive One or TV One. Due to the fact that there was an impairment charge recognized for certain FCC licenses, we deemed to that to be an impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill.  No goodwill impairment was noted during the three or nine months ended September 30, 2013. We did not identify any impairment indicators for the three or nine months ended September 30, 2012.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this guidance on January 1, 2012, and it did not have a significant impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012, and not elected to apply the qualitative assessment as allowed by 2011-08.

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2016. In connection with all performance rights organization agreements, including ASCAP and BMI, the Company incurred expenses of approximately 2.5 million and $7.3 million for the three and nine month periods ended September 30, 2013, respectively, and approximately $2.4 million and $7.8 million, respectively, for the three and nine month periods ended September 30, 2012.

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

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2012, this annual right was exercisable for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Radio One, at the discretion of Radio One. On December 31, 2012, Reach Media and its noncontrolling interest shareholders amended the shareholders’ agreement governing their relationship. As part of that amendment, the noncontrolling interest shareholders agreed to delay the Put Right until January 1, 2018. The terms of the Put Right remain the same in all other respects.

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	2018 and Beyond	Total
	(In thousands)
121/2%/15% Senior Subordinated Notes(1)	$10,220	$40,879	$40,879	$339,980	$—	$—	$431,958
Credit facilities(2)	8,198	31,982	31,694	372,770	—	—	444,644
Other operating contracts / agreements(3)	22,821	52,963	21,143	5,791	727	426	103,871
Operating lease obligations	2,485	9,419	8,065	7,214	6,482	15,772	49,437
Senior Secured Notes(4)	2,975	11,900	11,900	121,777	—	—	148,552
Total	$46,699	$147,143	$113,681	$847,532	$7,209	$16,198	$1,178,462

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of September 30, 2013.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2013.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had four standby letters of credit totaling approximately $1.1 million in connection with our annual insurance policy renewals and real estate leases.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and nine months ended September 30, 2013, and the three months ended September 30, 2012, Radio One did not make any payments to, or on behalf of, Music One. During the nine months ended September 30, 2012, Radio One paid $37,000 to or on behalf of Music One, primarily for talent appearances, travel reimbursement and sponsorships. For the three and nine months ended September 30, 2013, the Company did not provide any advertising services to Music One. For the three and nine months ended September 30, 2012, the Company provided advertising services to Music One in the amounts of $0 and $1,000, respectively. There were no cash, trade or no-charge orders placed by Music One for the nine months ended September 30, 2013 and 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

In connection with the preparation of this Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC reports due to deficiencies in the review controls over the preparation of the condensed consolidating financial statements that appear in the notes to the Company’s financial statements.

Identification of Material Weakness

During the second quarter of 2013, we identified a material weakness in our internal control over financial reporting. The Company did not maintain adequate internal controls with regard to the review of the preparation of the condensed consolidating financial statements of guarantors in the footnotes to its previously filed financial statements. The Company restated its condensed consolidating footnote in its financial statements as of and for the three month period ended March 31, 2013, to correct the above matters. Additionally, we revised our disclosures in Item 4 to identify this material weakness.

Plans for Remediation

We have taken the following actions to remediate this material weakness:

⋅	Restructured the Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments;

⋅
Updated accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate the previously communicated weakness and to appropriately evaluate all disclosure requirements; and

⋅	Implemented a required senior management, legal and accounting review to specifically address all disclosures and related financial information.

Management has tested and will continue to test the design and operating effectiveness of the newly implemented controls in future periods.

Changes in internal control over financial reporting

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.

TV One faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as Hulu, Netflix, Apple TV, Amazon, Google TV and Intel, as well as gaming and other consoles such as Microsoft's Xbox, Sony's PS3, Nintendo's Wii and Roku, are aggressively establishing themselves as alternative providers of video services. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and Internet-connected televisions, may impact our traditional distribution methods for our services and content. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our business could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 14, 2013

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

F-1

  REACH MEDIA, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share data)
NET REVENUE (includes revenue from the Tom Joyner Fantastic Voyage – See Note 4)	$16,872	$11,909	$44,428	$34,008
OPERATING EXPENSES:
Programming and technical	8,088	5,961	23,003	17,942
Selling, general and administrative (includes expenses from the Tom Joyner Fantastic Voyage – See Note 4)	4,445	3,898	13,762	11,615
Corporate selling, general and administrative	1,168	1,465	3,382	5,075
Depreciation and amortization	310	292	950	886
Total operating expenses	14,011	11,616	41,097	35,518
Operating income (loss)	2,861	293	3,331	(1,510)
INTEREST INCOME	—	1	—	5
Income (loss) before provision for (benefit from) income taxes,	2,861	294	3,331	(1,505)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,028	242	1,500	(382)
NET INCOME (LOSS)	$1,833	$52	$1,831	$(1,123)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.02	$0.00	$0.02	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	101,882,000	101,882,000	101,882,000	101,882,000

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.
BALANCE SHEETS
(UNAUDITED)

	As of
	September 30, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,840	$2,414
Trade accounts receivable, net of allowance for doubtful accounts of $192 and $108, respectively	9,500	4,088
Due from related parties	2,276	2,700
Prepaid expenses and other current assets	3,600	3,593
Total current assets	20,216	12,795
PROPERTY AND EQUIPMENT, net	382	469
GOODWILL	14,354	14,354
OTHER INTANGIBLE ASSETS, net	1,210	1,871
OTHER ASSETS	904	3
Total assets	$37,066	$29,492

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,082	$314
Accrued compensation and related benefits	1,152	925
Due to related parties	5,441	1,279
Deferred income	1,214	2,864
Other current liabilities	164	73
Total current liabilities	10,053	5,455
OTHER LONG-TERM LIABILITIES	58	122
DEFERRED TAX LIABILITIES	492	674
Total liabilities	10,603	6,251

REDEEMABLE NONCONTROLLING INTEREST	12,646	12,853

STOCKHOLDERS’ EQUITY:
Common stock —$.0001 par value, 25,000,000, shares authorized; 1,018,820 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Non-voting common stock —$.0001 par value, 116,000,000 shares authorized; 100,863,180 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	10	10
Additional paid-in capital	42,733	41,135
Accumulated deficit	(28,926)	(30,757)
Total stockholders’ equity	13,817	10,388
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$37,066	$29,492

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.
 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Equity
	(In Thousands)
BALANCE, as of December 31, 2012	$—	$10	$41,135	$(30,757)	$10,388
Net income	—	—	—	1,831	1,831
Contribution from parent company	—	—	1,391	—	1,391
Adjustment of redeemable noncontrolling interest to estimated redemption value	—	—	207	—	207
BALANCE, as of September 30, 2013	$—	$10	$42,733	$(28,926)	$13,817

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,831	$(1,123)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	950	886
Non-cash contribution from parent company related to income taxes	1,391	—
Deferred income taxes	(182)	(113)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(5,412)	(1,087)
Prepaid expenses and other assets	(7)	1,642
Other assets	(901)	4
Due from related parties	424	559
Accounts payable	1,768	295
Due to related parties	(838)	1,157
Accrued compensation and related benefits	227	220
Deferred income	(1,650)	(1,517)
Other liabilities	(59)	(626)
Net cash flows (used in) provided by operating activities	(2,458)	297
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(116)	(106)
Net cash flows used in investing activities	(116)	(106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from parent company	5,000	—
Net cash flows provided by financing activities	5,000	—
INCREASE IN CASH AND CASH EQUIVALENTS	2,426	191
CASH AND CASH EQUIVALENTS, beginning of period	2,414	1,683
CASH AND CASH EQUIVALENTS, end of period	$4,840	$1,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for:
Income taxes	$(11)	$58

The accompanying notes are an integral part of these financial statements.

REACH MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

 Reach Media, Inc. (“Reach Media”) is a leading cross-platform media company with radio networks and syndicated talent reaching a predominantly adult African-American audience of 12 million on a weekly basis, through radio broadcasts, digital media, events and initiatives. Reach Media features highly popular syndicated radio shows including The Tom Joyner Morning Show, The Rickey Smiley Morning Show, The Russ Parr Morning Show, The Yolanda Adams Morning Show, The James Fortune Show, and The Al Sharpton Show.  Reach Media provides a strong digital presence through BlackAmericaWeb.com, websites for the syndicated talent, online streaming and mobile applications.  Integrated marketing opportunities related to family, education, health and inspirational initiatives are accented by the personality’s commitment to the community. Reach Media was founded in 2003 by Tom Joyner and CEO David Kantor, and is a subsidiary of Radio One, Inc. (“Radio One” or the “Parent Company”).

In February 2005, Radio One, through its wholly-owned subsidiary Radio One Media Holdings, LLC (“ROMH”), acquired 51% of the common stock of Reach Media. In December 2009, the Parent Company’s ownership interest increased to 53.5% when Reach Media reacquired a noncontrolling interest from an unrelated third party. On December 31, 2012, ROMH further increased its ownership interest in Reach Media from 53.5% to 80% by purchasing additional shares from certain minority shareholders. Immediately after increasing ROMH’s ownership in Reach Media to 80%, the Parent Company consolidated its syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, the Parent Company contributed its syndicated programming assets and operations and combined its sales function associated with this programming with Reach Media.

(b)	Interim Financial Statements

The interim financial statements included herein have been prepared by Reach Media, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year.

(c)	Revenue Recognition

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows. Reach Media recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”

(d)	Impact of Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Reach Media adopted this guidance on January 1, 2012, and not elected to apply the qualitative assessment as allowed by 2011-08.

In July 2012, the FASB issued ASU 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Reach Media adopted this guidance on January 1, 2013, and it did not have a significant impact on the financial statements.

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

As of September 30, 2013 and December 31, 2012, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2013
Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (a)	$12,646	$—	$—	$12,646

As of December 31, 2012
Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (a)	$12,853	$—	$—	$12,853

(a)    The redeemable noncontrolling interest is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted Reach Media in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013:

Redeemable Noncontrolling Interests

Balance at December 31, 2012	$12,853
Change in enterprise fair value	(207)
Balance at September 30, 2013	$12,646

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of September 30, 2013	As of December 31, 2012	As of September 30, 2012
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	13.0%	11.5%	12.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	2.0%	2.0%

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

Reach Media has adopted and not elected to apply the qualitative assessment as allowed by ASU 2011-08. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying value of Reach Media. No goodwill impairment was identified during the nine months ended September 30, 2013 and 2012.

3.  INCOME TAXES:

Reach Media estimates the provision for income taxes, income tax liabilities, deferred tax assets and liabilities, and any valuation allowances in accordance with ASC 740, “Income Taxes,” as if Reach Media were a separate taxpayer rather than a member of Radio One’s consolidated income tax return group.  Reach Media and Radio One do not have a formal tax sharing agreement, thus differences between Reach Media’s separate company income tax provision and Radio One’s consolidated tax provision have been recognized as capital contributions from, or dividends to, Radio One.  We estimate effective tax rates based on local tax laws and statutory rates, apportionment factors, taxable income for our filing jurisdictions and disallowable items, among other factors. Audits by the Internal Revenue Service or state and local tax authorities could yield different interpretations from our own, and differences between taxes recorded and taxes owed per our filed returns could cause us to record additional taxes.

Reach Media recorded a tax expense of approximately $1.5 million on pre-tax income of approximately $3.3 million for the nine month period ended September 30, 2013, based on the annualized effective tax rate of approximately 39.2%. The difference between the effective rate for the period and the federal statutory rate of 35.0% primarily relates to state and local taxes, and prior year true-ups.

4.  RELATED PARTY TRANSACTIONS:

Reach Media provides office facilities and employee-related services to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided as an accommodation to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, the Foundation and Limited collectively paid Reach Media $21,000 and $21,000 during the three months ended September 30, 2013, and $64,000 and $62,000 during the nine-months ended September 30, 2013 and 2012, respectively.  These pass-through charges are billed and paid on a monthly basis.

 Reach Media operates and manages the Tom Joyner Fantastic Voyage on behalf of the Foundation.  The Fantastic Voyage is an annual fund raising and promotional cruise which generally sails during the first or second quarter of the calendar year. Under the terms of the agreement with the Foundation, Reach Media provides all necessary management and operations for the Fantastic Voyage and the Foundation reimburses Reach Media for all related expenditures and pays a fee plus a performance bonus to Reach Media. The fee can range up to $1,000,000 after the Fantastic Voyage nets the first $250,000 of net profits to the Foundation.  Reach Media also earns a performance bonus of 20% of net profits in excess of $1,250,000.  The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues; Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. During the nine months ended September 30, 2013, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $7.2 million, $6.0 million, and $1.2 million, respectively. During the nine months ended September 30, 2012, Reach Media’s revenues, expenses, and operating income were approximately $5.9 million, $4.9 million, and $1.0 million, respectively.

Due to the nature of the Fantastic Voyage operating agreement, the balance owed by the Foundation to Reach Media increases significantly until the sailing date, and immediately decreases after the cruise ends. As of September 30, 2013, the Foundation owed Reach Media $7,000 related to the Fantastic Voyage 2013 and approximately $2.2 million related to Fantastic Voyage 2014, which sails in late March 2014.

Certain Radio One radio stations carry the syndicated programs featured by Reach Media and for several of those stations, Reach Media paid station affiliation fees to Radio One of approximately $65,000 and $35,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $147,000 and $97,000 for the nine months ended September 30, 2013 and 2012, respectively.

Reach Media leases office facilities from its Parent Company and two of its Parent Company’s subsidiaries, Syndication One, Inc. and TV One, Inc.  The office space leased is either month-to-month or under longer term agreements through 2019.  Rent and office expense paid to related parties was approximately $32,000 and $24,000 for the three months ended September 30, 2013 and 2012, and approximately $100,000 and $78,000 for the nine months ended September 30, 2013 and 2012, respectively.

In December 2012, Reach Media entered into an agreement with Interactive One for web related support services for several of its syndicated radio shows.  Under these agreements, Reach Media pays Interactive One the greater of an annual fee with a pre-determined minimum guarantee or a percentage of the revenue generated by the respective websites.  Total expenses for these services were $173,000 and $485,000 for the three and nine months ended September 30, 2013, respectively.

During 2012, Radio One paid Reach Media a fee to manage its syndicated programming division.  The fee was based in part on a percentage of revenue and approximated $235,000 and $555,000 for the three and nine months ended September 30, 2012, respectively.  Effective January 1, 2013, Radio One contributed its syndicated programming assets and operations to Reach Media and combined its sales functions associated with this programming with Reach Media.  Consequently, the prior agreement to have Reach Media manage the syndicated programming division was terminated.

Additionally, Reach Media had an agreement with Radio One that provided for the payment of annual management fees in exchange for certain corporate services.  During the three and nine months ended September 30, 2012, Reach Media paid Radio One management fees of approximately $535,000 and $1.6 million, respectively.  In connection with Radio One increasing its ownership interest in Reach Media from 53.5% to 80% effective December 31, 2012, the management agreement between the two companies was terminated. During the nine months ended September 30, 2013, Radio One advanced Reach Media approximately $5.0 million.

5. COMMITMENTS AND CONTINGENCIES:

Other Contingencies

Reach Media has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on Reach Media’s financial position or results of operations.

Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2012, this annual right was exercisable for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Radio One, at the discretion of Radio One. On December 31, 2012, Reach Media and its noncontrolling interest shareholders amended the shareholders’ agreement governing their relationship. As part of that amendment, the noncontrolling interest shareholders agreed to delay the Put Right until January 1, 2018. The terms of the Put Right remain the same in all other respects.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

Introduction

On December 31, 2012, the Parent Company increased its ownership interest in Reach Media from 53.5% to 80% by purchasing additional shares from certain minority shareholders. Immediately after increasing its ownership in Reach Media, the Parent Company consolidated its syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, the Parent Company contributed its syndicated programming assets and operations and combined its sales function associated with this programming with Reach Media.

Revenue

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows. Reach Media recognizes revenue from the sale of advertising and program sponsorships to national advertisers. Advertising revenue is affected primarily by the advertising rates that the shows are able to charge, as well as the overall demand for radio advertising time in the markets served. These rates are largely based on audience share in the demographic groups targeted by advertisers, and the supply of, and demand for, radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.

During the three months ended September 30, 2013 and 2012, approximately 64.2% and 88.9%, respectively, of our net revenue was generated from the sale of advertising related specifically to the Tom Joyner Morning Show and related activities and events. During the nine months ended September 30, 2013 and 2012, approximately 67.2% and 88.8%, respectively, of our net revenue was generated from the sale of advertising related specifically to the Tom Joyner Morning Show and related activities and events. The change in revenue mix is due to the contribution of syndicated programming to Reach Media from the Parent Company.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except margin data)

Net revenue	$16,872	$11,909	$44,428	$34,008
Station operating income	4,339	2,050	7,663	4,451
Station operating income margin	25.7%	17.2%	17.2%	13.1%
Net income (loss)	$1,833	$52	$1,831	$(1,123)

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$1,833	$52	$1,831	$(1,123)
Add back non-station operating income items included in net income (loss):
Interest income	—	(1)	—	(5)
Provision for (benefit from) income taxes	1,028	242	1,500	(382)
Corporate selling, general and administrative	1,168	1,465	3,382	5,075
Depreciation and amortization	310	292	950	886
Station operating income	$4,339	$2,050	$7,663	$4,451

The reconciliation of net income (loss) to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
EBITDA reconciliation:
Net income (loss)	$1,833	$52	$1,831	$(1,123)
Add back non-station operating income items included in net income (loss):
Interest income	—	(1)	—	(5)
Provision for (benefit from) income taxes	1,028	242	1,500	(382)
Depreciation and amortization	310	292	950	886
EBITDA	$3,171	$585	$4,281	$(624)

REACH MEDIA, INC.
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 (In thousands)

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$16,872	$11,909	$4,963	41.7%
Operating expenses:
Programming and technical	8,088	5,961	2,127	35.7
Selling, general and administrative	4,445	3,898	547	14.0
Corporate selling, general and administrative	1,168	1,465	(297)	(20.3)
Depreciation and amortization	310	292	18	6.2
Total operating expenses	14,011	11,616	2,395	20.6
Operating income	2,861	293	2,568	876.5
Interest income	—	1	(1)	(100.0)
Income before provision for income taxes	2,861	294	2,567	873.1
Provision for income taxes	1,028	242	786	324.8
Net income	$1,833	$52	$1,781	3,425.0%

Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$16,872	$11,909	$4,963	41.7%

During the three months ended September 30, 2013, we recognized approximately $16.9 million in net revenue compared to approximately $11.9 million during the same period in 2012. The increase is primary due to the impact of moving syndicated programming from Radio One to Reach Media effective January 1, 2013. After adjusting for the impact of moving the syndicated programming, Reach Media’s revenue increased 10.1% for the quarter ended September 30, 2013, compared to the same period in 2012, primarily due to a transfer of sales to the internal sales team that was previously sold by another party as well as efficiencies realized from combining the internal sales teams.

Operating Expenses

Programming and technical

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$8,088	$5,961	$2,127	35.7%

Programming and technical expenses include expenses associated primarily with on-air talent and the distribution and broadcast of programming content on affiliated radio stations. Programming and technical expenses also include expenses associated with our programming research activities. The increase in programming and technical expenses for the three months ended September 30, 2013, compared to the same period in 2012 is primarily due to the impact of moving syndicated programming from Radio One to Reach Media effective January 1, 2013.

Selling, general and administrative

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$4,445	$3,898	$547	14.0%

Selling, general and administrative expenses include expenses associated with our sales personnel, offices and facilities, marketing and promotional expenses, special events and sponsorships. Expenses to secure ratings data for our syndicated shows and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses include expenses related to the advertising traffic (scheduling and insertion) functions. The increase for the three months ended September 30, 2013, compared to the same period in 2012 is primarily due to higher compensation costs due to an increased headcount and higher commissions.

Corporate selling, general and administrative

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$1,168	$1,465	$(297)	(20.3)%

Corporate expenses consist of expenses associated with our corporate offices and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate expenses was primarily as a result of discontinuing a management fee payable to Radio One in 2012.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$310	$292	$18	6.2%

The increase in depreciation and amortization expense for the three months ended September 30, 2013, was due to normal depreciation and amortization of property and equipment.

Provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2013	2012
$1,028	$242	$786	324.8%

The increase in tax expense for the three months ended September 30, 2013, was primarily related to changes in the estimated annual effective tax rate due to changes in state apportionment and true-ups.

REACH MEDIA, INC.
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012 (In thousands)

	Nine Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$44,428	$34,008	$10,420	30.6%
Operating expenses:
Programming and technical	23,003	17,942	5,061	28.2
Selling, general and administrative	13,762	11,615	2,147	18.5
Corporate selling, general and administrative	3,382	5,075	(1,693)	(33.4)
Depreciation and amortization	950	886	64	7.2
Total operating expenses	41,097	35,518	5,579	15.7
Operating income (loss)	3,331	(1,510)	4,841	320.6
Interest income	—	5	(5)	(100.0)
Income (loss) before provision for income taxes	3,331	(1,505)	4,836	321.3
Provision for (benefit from) income taxes	1,500	(382)	1,882	492.7
Net income (loss)	$1,831	$(1,123)	$2,954	263.0%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$44,428	$34,008	$10,420	30.6%

During the nine months ended September 30, 2013, we recognized approximately $44.4 million in net revenue compared to approximately $34.0 million during the same period in 2012. Effective January 1, 2013, Radio One transferred its syndication operations to Reach Media. Adjusting for the impact of moving syndicated programming from Radio One to Reach Media, Reach Media’s net revenues increased 0.9% in the nine months ended September 30, 2013, compared to the same period in 2012.

Operating Expenses

Programming and technical

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$23,003	$17,942	$5,061	28.2%

Programming and technical expenses include expenses associated primarily with on-air talent and the distribution and broadcast of programming content on affiliated radio stations. Programming and technical expenses also include expenses associated with our programming research activities. The increase in programming and technical expenses for the nine months ended September 30, 2013, compared to the same period in 2012 is primarily due to the impact of moving syndicated programming from Radio One to Reach Media in 2013.

Selling, general and administrative

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$13,762	$11,615	$2,147	18.5%

Selling, general and administrative expenses include expenses associated with our sales personnel, offices and facilities, marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our syndicated shows and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses include expenses related to the advertising traffic (scheduling and insertion) functions. The increase for the nine months ended September 30, 2013, compared to the same period in 2012 is primarily due to the impact of moving syndicated programming from Radio One to Reach Media in 2013 as well as increased costs related to the Tom Joyner Fantastic Voyage.

Corporate selling, general and administrative

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$3,382	$5,075	$(1,693)	(33.4)%

Corporate expenses consist of expenses associated with our corporate offices and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate expenses was primarily as a result of discontinuing a management fee payable to Radio One in 2012.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$950	$886	$64	7.2%

The increase in depreciation and amortization expense for the nine months ended September 30, 2013, was due to normal depreciation and amortization of property and equipment.

Provision for (benefit from) income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2013	2012
$1,500	$(382)	$1,882	492.7%

The increase in tax expense for the nine months ended September 30, 2013, was primarily related to changes in the estimated annual effective tax rate due to changes in state apportionment and true-ups.

LIQUIDITY AND CAPITAL RESOURCES

Reach Media’s principal source of liquidity is cash flow from operations.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(In thousands)

Net cash flows (used in) provided by operating activities	$(2,458)	$297
Net cash flows used in investing activities	$(116)	$(106)
Net cash flows provided by financing activities	$5,000	$—

Net cash flows used in operating activities were approximately $2.5 million compared to net cash flows provided by operating activities of approximately $297,000 for the nine months ended September 30, 2013 and 2012, respectively. Cash flow from operating activities for the nine months ended September 30, 2013, decreased from the prior year primarily due to an increase in the accounts receivable balance, due to higher revenues as well as the timing of collections.

Net cash flows used in investing activities were approximately $116,000 and $106,000 for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures include studio and office equipment and furniture and fixtures.

Net cash flows provided by financing activities were approximately $5.0 million for the nine months ended September 30, 2013 related to advances from the parent company.

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

Valuation of Goodwill

In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with estimated and projected market revenue, market share and operating performance. Reach Media has adopted and not elected to apply the qualitative assessment as allowed by ASU 2011-08.  We evaluate all events and circumstances on an interim basis to determine if a two-step process is required. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying value of Reach Media. No goodwill impairment was identified during the nine months ended September 30, 2013 and 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Reach Media has adopted and not elected to apply the qualitative assessment as allowed by ASU 2011-08.

In July 2012, the FASB issued ASU 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Reach Media adopted this guidance on January 1, 2013, and it did not have a significant impact on Reach Media’s financial statements.

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

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2012, this annual right was exercisable for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Radio One, at the discretion of Radio One. On December 31, 2012, Reach Media and its noncontrolling interest shareholders amended the shareholders’ agreement governing their relationship. As part of that amendment, the noncontrolling interest shareholders agreed to delay the Put Right until January 1, 2018. The terms of the Put Right remain the same in all other respects.

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	2018 and Beyond	Total
	(In thousands)
Other operating contracts / agreements(1)	$6,519	$20,438	$652	$67	$—	$—	$27,676
Operating lease obligations	348	1,355	474	67	70	81	2,395
Total	$6,867	$21,793	$1,126	$134	$70	$81	$30,071

(1)	Includes employment contracts, on-air talent contracts and other general operating agreements.

Other Contingencies

Reach Media has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on Reach Media’s financial position or results of operations.

RELATED PARTY TRANSACTIONS

Reach Media provides office facilities and employee-related services to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided as an accommodation to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, the Foundation and Limited collectively paid Reach Media $21,000 and $21,000 during the three months ended September 30, 2013, and $64,000 and $62,000 during the nine-months ended September 30, 2013 and 2012, respectively.  These pass-through charges are billed and paid on a monthly basis.

Reach Media operates and manages the Tom Joyner Fantastic Voyage on behalf of the Foundation.  The Fantastic Voyage is an annual fund raising and promotional cruise which generally sails during the first or second quarter of the calendar year. Under the terms of the agreement with the Foundation, Reach Media provides all necessary management and operations for the Fantastic Voyage and the Foundation reimburses Reach Media for all related expenditures and pays a fee plus a performance bonus to Reach Media. The fee can range up to $1,000,000 after the Fantastic Voyage nets the first $250,000 of net profits to the Foundation.  Reach Media also earns a performance bonus of 20% of net profits in excess of $1,250,000.  The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues; Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. During the nine months ended September 30, 2013, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $7.2 million, $6.0 million, and $1.2 million, respectively. During the nine months ended September 30, 2012, Reach Media’s revenues, expenses, and operating income were approximately $5.9 million, $4.9 million, and $1.0 million, respectively.

Due to the nature of the Fantastic Voyage operating agreement, the balance owed by the Foundation to Reach Media increases significantly until the sailing date, and immediately decreases after the cruise ends. As of September 30, 2013, the Foundation owed Reach Media $7,000 related to the Fantastic Voyage 2013 and approximately $2.2 million related to Fantastic Voyage 2014, which sails in late March 2014.

Certain Radio One radio stations carry the syndicated programs featured by Reach Media and for several of those stations, Reach Media paid station affiliation fees to Radio One of approximately $65,000 and $35,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $147,000 and $97,000 for the nine months ended September 30, 2013 and 2012, respectively.

Reach Media leases office facilities from its Parent Company and two of its Parent Company’s subsidiaries, Syndication One, Inc. and TV One, Inc.  The office space leased is either month-to-month or under longer term agreements through 2019.  Rent and office expense paid to related parties was approximately $32,000 and $24,000 for the three months ended September 30, 2013 and 2012, and approximately $100,000 and $78,000 for the nine months ended September 30, 2013 and 2012, respectively.

In December 2012, Reach Media entered into an agreement with Interactive One for web related support services for several of its syndicated radio shows.  Under these agreements, Reach Media pays Interactive One the greater of an annual fee with a pre-determined minimum guarantee or a percentage of the revenue generated by the respective websites.  Total expenses for these services were $173,000 and $485,000 for the three and nine months ended September 30, 2013, respectively.

During 2012, Radio One paid Reach Media a fee to manage its syndicated programming division.  The fee was based in part on a percentage of revenue and approximated $235,000 and $555,000 for the three and nine months ended September 30, 2012, respectively.  Effective January 1, 2013, Radio One contributed its syndicated programming assets and operations to Reach Media and combined its sales functions associated with this programming with Reach Media.  Consequently, the prior agreement to have Reach Media manage the syndicated programming division was terminated.

Additionally, Reach Media had an agreement with Radio One that provided for the payment of annual management fees in exchange for certain corporate services.  During the three and nine months ended September 30, 2012, Reach Media paid Radio One management fees of approximately $535,000 and $1.6 million, respectively.  In connection with Radio One increasing its ownership interest in Reach Media from 53.5% to 80% effective December 31, 2012, the management agreement between the two companies was terminated. During the nine months ended September 30, 2013, Radio One advanced Reach Media approximately $5.0 million.

Reach Media and Radio One do not have a formal tax sharing agreement, thus differences between Reach Media’s separate company income tax provision and Radio One’s consolidated tax provision have been recognized as capital contributions from, or dividends to, Radio One.

