Form 10-K
period 2013-12-31
RADIO ONE, INC.
filed 2014-03-31
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 14, 2014
Class A Common Stock, $.001 par value	2,402,491
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,928,906
Class D Common Stock, $.001 par value	39,377,580

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2013, was approximately $67.9 million.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K
For the Year Ended December 31, 2013

CERTAIN DEFINITIONS

Unless otherwise noted, throughout this report, the terms “Radio One,” “the Company,” “we,” “our” and “us” refer to Radio One, Inc. together with all of its subsidiaries.

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

The term “station operating income” is also used throughout this report.  “Station operating income” consists of net loss or income before depreciation and amortization, corporate expenses, stock-based compensation, equity in income or loss of affiliated company, income taxes, noncontrolling interests in income of subsidiaries, interest expense, impairment of long-lived assets, other income or expense, gain or loss on retirement of debt, and income or loss from discontinued operations, net of tax. Station operating income is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).  Nevertheless, we believe station operating income is a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our radio stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes, investments, debt financings, gain or loss on retirement of debt, corporate overhead, stock-based compensation, impairment of long-lived assets and income or losses from asset sales.  Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other radio broadcasting companies as it includes results from all four of our reportable segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Station operating income does not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Cautionary Note Regarding Forward-Looking Statements

This document, and the documents incorporated by reference into this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic sluggishness and volatility, credit and equity market unpredictability, high unemployment and continued fluctuations in the U.S. and other world economies may have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt or finance other strategic transactions given fluctuations in market conditions;

•	fluctuations in the U.S. economy and the local economies of the markets in which we operate could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media distribution platforms and technologies;

•	the impact of our acquisitions, dispositions and similar transactions as well as consolidation in industries in which we operate and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Radio One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Radio One,” “the Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that targets African-American and/or urban listeners. As of December 31, 2013, we owned and/or operated 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.9% controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network; an 80.0% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the  Russ Parr Morning Show, the Yolanda Adams Morning Show, the Rickey Smiley Morning Show, Bishop T.D. Jakes’ “Empowering Moments”, and the Reverend Al Sharpton Show; and our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful and social networking websites, including BlackPlanet and MiGente.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience. Recently, the Company has executed a letter of intent with MGM to partner to develop a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland.  This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic.

Beginning November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was made the subject of a local marketing agreement (“LMA”), and on February 15, 2013, the Company sold that station’s assets.  The remaining assets and liabilities of the Columbus station have been classified as discontinued operations as of December 31, 2013, and December 31, 2012, and the results from operations of this station for the years ended December 31, 2013, 2012 and 2011, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As of June 2011, our remaining Boston radio station was made the subject of a LMA whereby we have made available, for a fee, air time on this station to another party. As of September 30, 2013, due to ongoing renegotiations in the terms of the LMA, the station’s radio broadcasting license was reclassified out of assets from discontinued operations and the results from operations of this station for all prior periods were reclassified from discontinued operations to continuing operations.  In December 2013, we finalized the renegotiation of the terms of the LMA which now expires December 1, 2016, at which time the station will be transferred.  As a result, that station’s radio broadcasting license has been classified as a long-term other asset as of December 31, 2013, and is being amortized through the anticipated transfer date. The accompanying December 31, 2012 consolidated balance sheet has been adjusted to correct an immaterial error in the classification of the Company’s long-term assets related to its Boston market.  This correction resulted in an increase in radio broadcasting licenses of approximately $1.2 million and a decrease in other long-term assets of the same amount.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television.

Our Stations and Markets

The table below provides information about our radio stations and the markets in which we owned or operated as of December 31, 2013.

	Radio One			Market Data
Market	Number of Stations(1)		Entire Audience Four Book Average Audience Share(2)	Ranking by Size of African-American Population Persons 12+(3)	Estimated Fall 2013 Metro Population Persons 12+
	FM	AM			Total (millions)	African- American %
Atlanta	4	—	14.9	2	4.5	32.7
Washington, DC	3	2	12.9	4	4.7	26.7
Philadelphia	3	—	7.5	5	4.5	20.3
Houston(4)	3	—	15.2	6	5.3	16.9
Dallas	2	—	5.4	7	5.6	15.2
Detroit	3	1	11.2	8	3.8	22.1
Baltimore	2	2	16.2	11	2.4	28.6
Charlotte	3	—	9.7	13	2.1	22.1
St. Louis	2	—	8.1	16	2.3	18.3
Cleveland	2	2	14.2	18	1.8	19.8
Raleigh-Durham	4	—	17.5	19	1.4	22.5
Richmond(5)	4	1	6.2	20	1.0	29.9
Boston(6)	—	1	N/A	22	4.1	7.2
Columbus	2	—	9.2	27	1.6	15.5
Indianapolis	3	1	17.7	30	1.5	15.4
Cincinnati	2	1	10.1	31	1.8	12.5
Total	42	11

(1)	WDNI-CD (formerly WDNI-LP), the low power television station that we operate in Indianapolis is not included in this table and constitutes the 54th broadcast station.
(2)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey ending with the Fall 2013 Arbitron Survey.
(3)	Population estimates are from the Arbitron Radio Market Report, Fall 2013.
(4)	In addition, in Houston, we operate a digital channel KMJQ-HD2.
(5)	Richmond is the only market in which we operate using the diary methodology of audience management.
(6)	We retain ownership of a station in Boston; however, that station is the subject of an LMA and is not operated by us. Therefore, we do not subscribe to Arbitron for our Boston market.

The African-American Market Opportunity

We believe that urban-oriented media primarily targeting African-Americans continues as an attractive opportunity for the following reasons:

Steady African-American Population Growth.  From 2000 to 2013, the nation’s African-American population grew by 16.3 percent compared to 7.7 percent for the white population and 12.3 percent for the total population. From 2013 to 2018, the nation’s African-American population is projected to grow by 5.9 percent, which exceeds the 4.5 percent growth estimated for the total U.S. population.  (Source: “The Multicultural Economy 2013,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2013.)   African-Americans are expected to make up 12.9% of total population growth during the period from 2010 through 2015 (Source: U.S. Census Bureau, 2008 and 2009, “Projections of the Population by Sex, Race, and Hispanic Origin for the United States: 2010 to 2050.”)  According to the U.S. Census, the average African-American population is nearly five years younger than the total U.S. population average. As a result, urban formats, in general, tend to skew younger than formats targeted to the general market population.  As of December 2013, the African-American population represents approximately 13% of the total U.S. population.  The African-American consumer market represents an attractive customer segment in many states.

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

Higher African-American Income Growth.  The economic status of African-Americans improved at an above-average rate over the past two decades.  African-American buying power was estimated at $1.0 trillion in 2013, up from $601 billion and $951 billion in 2000 and 2010, respectively. African-American buying power is expected to increase to over $1.3 trillion by 2018. The 78 percent increase between 2000 and 2013 outstrips the 63 percent rise in white buying power and the 70 percent increase in total buying power (all races combined). In 2013, the nation’s share of total buying power that is African-American will be 8.6 percent, up from 8.2 percent in 2000 and from 7.5 percent in 1990. (Source: “The Multicultural Economy 2013,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2013.)  In addition, African-American consumers tend to have a different consumption profile than non-African-Americans.  A report published by the CAB notes those products and services for which African-American households spent more or a higher proportion of their money than non-African-Americans. These products and services included housing, groceries, phone services, furniture, clothing, car insurance, and gasoline and motor oil. Such findings imply that energy utilities, telecom firms, car insurers, gas stations, grocers, clothing stores, and shoe stores would greatly benefit from marketing directly to African-American consumers.  This is particularly true in those states (including the District of Columbia) where the percentage that African-American buying power represents of total buying power in that state is the largest, such as the District of Columbia (26.3%), Maryland (23.1%), Georgia (22.1%), North Carolina (14.8%) and Virginia (13.0%).  Indeed, in 2013, the African-American markets in Georgia, Maryland, North Carolina and Virginia were $76 billion, $64 billion, $50 billion and $46 billion, respectively. The gains in African-American buying power reflect much more than just population growth and inflation. Of the many diverse supporting forces, one of the most important and enduring is the increasing number of African-Americans who are starting and expanding their own businesses. The 2007 Survey of Business Owners (released by the U.S. Census bureau in June 2011) shows that the number of African-American owned firms was 61 percent higher in 2007 than in 2002, an increase more than three times the 18 percent gain in the number of all U.S. firms over this period. Also, compared to the 1997-2002 period, the overall rate of growth in the number of African-American owned firms accelerated — as did the rate of growth in the number of all U.S. firms. Between 2002 and 2007, the receipts of African-American owned firms grew by 55 percent compared to the 34 percent increase in the receipts of all U.S. firms.  (Source: “The Multicultural Economy 2013,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2013.)

Growing Influence of African-American Culture.  We believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of politics, music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries have embraced this urbanization trend in their products as well as in their advertising messages.  As noted in one recent study, “Because they are much younger, African-American consumers increasingly are setting trends for teens (and young adults) of every race and ethnic background. This isn’t surprising given that 29.4% of the African-American population is under 18 years old compared to 23.3% of the white population or 24.6% of the total population.” (Source: “The Multicultural Economy 2013,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2013.)

Growth in Advertising Targeting the African-American Market.  We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within a mature domestic market. Currently 43 million strong, African-American consumers have unique behaviors from the total market. For example, they’re more aggressive consumers of media and they shop more frequently. African-Americans watch more television (37%), make more shopping trips (eight), purchase more ethnic beauty and grooming products (nine times more), read more financial magazines (28%) and spend more than twice the time at personal hosted websites than any other group.  (Source:  “African Americans Consumers Are More Relevant Than Ever,” Nielsen, 2013.) We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand African-American consumers, and to relate to them with messages that are relevant to their community. These advertisers are accomplishing this by visibly and consistently engaging the African-American consumer, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty.

Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings.   African-Americans outnumber all ethnic (non-white) households that reported using the Internet. (Source: U.S. Census Bureau, May 2013, “Computer and Internet Use in the United States.”)  The same factors driving increases in African-American buying power, such as improvements in education, income and employment, are also increasing African-American internet usage. Further, African-Americans are heavy smartphone owners and users. The ownership rate for smartphones grew from 33% in 2011 to more than 71% in 2013 (versus 62% for the total population. (Source:  “African-Americans Consumers Are More Relevant Than Ever,” Nielsen, 2013.) African-Americans also use mobile devices for downloading and viewing video and music at 30% and 10% higher rates, respectively, than the general population. According to another national study among more than 7,000 African-American adults, the Internet represents 32% of daily media exposure for African-Americans and the average amount of time spent online is 4 hours and 21 minutes per day, a figure that is 10% higher when compared to the average amount of time spent online for all U.S. adults. (Source: “The Media Audit National Report 2010”.)

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

Investment in Complementary Businesses.  We continue to invest in complementary businesses in the media and entertainment industry. The primary focus of these investments will be on businesses that provide entertainment and information content to African-American and urban consumers. Most recently, on December 31, 2012, we increased our ownership interests in Reach Media which operates the Tom Joyner Morning Show and, historically, has administered our syndicated programming operations. After we increased our ownership in Reach Media, we consolidated our syndicated programming line-up within Reach Media to create the leading syndicated radio network targeted to the African-American audience. In April 2011, we increased our ownership interest in TV One, a cable television network targeting African-Americans, to 50.9% giving us a controlling interest in the network. Since April 2011, our ownership in TV One increased to approximately 51.9% after redemptions of certain management interests. In April 2008, we acquired Community Connect Inc. (“CCI”), an online social networking company that hosted the website BlackPlanet.  BlackPlanet has been integrated into our online operations, as part of Interactive One, which now includes the largest social networking site by members primarily targeted at African-Americans.  The consolidation of Reach Media, TV One and BlackPlanet into our operations is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  We believe that our unique position as a diversified media company focused on the African-American consumer provides us with a competitive advantage in these new businesses. Recently, the Company has executed a letter of intent with MGM to partner to develop a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic.

Top 50 African-American Radio Markets in the United States

The table below notes the top 50 African-American radio markets in the United States. The bold text indicates markets where we own and/or operate radio stations. Population estimates are for 2013 and are based upon data provided by Arbitron.

		African-	Percentage of
		American	the Overall
		Population	Population
Rank	Market	(Persons 12+)	(Persons 12+)
		(In thousands)
1	New York, NY	2,682	16.9%
2	Atlanta, GA	1,496	34.1
3	Chicago, IL	1,367	17.4
4	Washington, DC	1,247	26.9
5	Philadelphia, PA	932	20.6
6	Houston-Galveston, TX	891	17.4
7	Dallas-Ft. Worth, TX	853	15.7
8	Detroit, MI	839	22.3
9	Los Angeles, CA	779	7.1
10	Miami-Ft. Lauderdale-Hollywood, FL	778	20.6
11	Baltimore, MD	676	28.9
12	Memphis, TN	506	45.5
13	Charlotte-Gastonia-Rock Hill, NC	458	22.1
14	St. Louis, MO	440	19.1
15	San Francisco, CA	437	7.0
16	Norfolk-Virginia Beach-Newport News, VA	432	31.6
17	New Orleans, LA	378	31.2
18	Cleveland, OH	352	20.0
19	Raleigh-Durham, NC	313	22.3
20	Boston, MA	299	7.3
21	Richmond, VA	299	30.2
22	Tampa-St. Petersburg-Clearwater, FL	284	11.5
23	Greensboro-Winston-Salem-High Point, NC	271	22.0
24	Orlando, FL	268	16.5
25	Birmingham, AL	261	29.0
26	Jacksonville, FL	246	21.1
27	Columbus, OH	245	15.9
28	Milwaukee-Racine, WI	234	15.8
29	Indianapolis, IN	229	15.9
30	Minneapolis-St. Paul, MN	223	8.0
31	Nassau-Suffolk (Long Island), NY	223	9.1
32	Cincinnati, OH	221	12.5

		African-	Percentage of
		American	the Overall
		Population	Population
Rank	Market	(Persons 12+)	(Persons 12+)
		(In thousands)
33	Kansas City, KS	221	13.4
34	Seattle-Tacoma, WA	212	6.0
35	Nashville, TN	211	16.2
36	Baton Rouge, LA	200	33.8
37	West Palm Beach-Boca Raton, FL	198	16.9
38	Jackson, MS	198	48.2
39	Middlesex-Somerset-Union, NJ	189	13.2
40	Las Vegas, NV	186	11.2
41	Columbia, SC	184	32.7
42	Hudson Valley, CA	181	12.3
43	Phoenix, AZ	179	5.5
44	Riverside-San Bernardino, CA	177	8.9
45	Pittsburgh, PA	176	8.8
46	Augusta, GA	156	34.2
47	Charleston, SC	156	26.4
48	Greenville-Spartanburg, SC	154	17.0
49	Louisville, KY	151	15.0
50	Sacramento, CA	148	7.9

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

Ownership and Syndication of Programming Content

To diversify our revenue base beyond the markets in which we physically operate, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of multi-media distribution assets or through distribution assets owned by others. If we distribute content through others, we are paid for providing this content or we receive advertising inventory which we monetize through our adverting sales. Our programming content efforts have included our investment in TV One and its related programming and the acquisition and development of our interactive brands including BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful. Our efforts also include the development and distribution of several syndicated radio shows, including the “Tom Joyner Morning Show,” the “Rickey Smiley Morning Show,” the “Yolanda Adams Morning Show,” the “Russ Parr Morning Show,” the “DL Hughley Show and Bishop T.D. Jakes’ “Empowering Moments.” Other shows include Reverend Al Sharpton, James Fortune and News One Now with Roland Martin. In addition to being broadcast on Radio One stations, our syndicated radio programming also was available on over 200 non-Radio One stations through the United States as of December 31, 2013.

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

Our Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations as of December 31, 2013. Market population data and revenue rank data are from BIA/Kelsey “Investing in Radio Market Report”, 2013 Fourth Edition. Audience share and audience rank data are based on Arbitron Surveys unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations. We do not operate the station in Boston; thus, it is not reflected on this table.

							Audience	Audience
					Audience	Audience	Share in	Rank in
	2013 Metro	Year		Target Age	Share in 12+	Rank in 12+	Target	Target
Market	Population	Acquired	Format	Demographic	Demographic	Demographic	Demographic	Demographic
Atlanta	9
WPZE-FM		2004	Contemporary Inspirational	25-54	3.3	13(t)	3.3	14(t)
WHTA-FM		2002	Urban Contemporary	18-34	4.7	7	9.5	2
WAMJ-FM		1999	Urban AC	25-54	6.9	3	6.8	2
WUMJ-FM		1999	Urban AC	25-54	*	*	*	*

Washington, DC	7
WKYS-FM		1995	Urban Contemporary	18-34	4.1	7	9.9	2
WMMJ-FM		1987	Urban AC	25-54	5.2	6	5.1	6
WPRS-FM		2008	Contemporary Inspirational	25-54	3.6	10	3.8	10
WOL-AM		1980	News/Talk	35-64	0.0	—	—	—
WYCB-AM		1998	Gospel	25-54	0.0	52t	0.0	53t

Philadelphia	8
WPPZ-FM		1997	Contemporary Inspirational	25-54	2.5	17t	3.1	15
WPHI-FM		2000	Urban Contemporary	18-34	1.8	21t	4.0	10
WRNB-FM		2004	Urban AC	25-54	3.2	14	3.0	16

Houston	6
KMJQ-FM		2000	Urban AC	25-54	6.6	2t	6.2	3t
KBXX-FM		2000	Urban Contemporary	18-34	7.7	1	13.9	1
KROI-FM		2004	News	25-54	0.9	25	0.6	28t

Detroit	12
WGPR-FM		(3)	Urban Contemporary	18-34	3.5	14	7.1	4
WDMK-FM		1998	Urban AC	25-54	4.2	11	4.0	12t
WPZR-FM		1998	Contemporary Inspirational	25-54	2.7	16	2.6	18
WCHB-AM		1998	News/Talk	35-64	0.8	24t	0.6	27t

Dallas	5
KBFB-FM		2000	Urban Contemporary	18-34	3.1	13t	4.6	6
KSOC-FM		2001	Urban AC	25-54	2.3	21	2.0	22t

Baltimore	20
WERQ-FM		1993	Urban Contemporary	18-34	8.4	1	14.3	1
WWIN-FM		1992	Urban AC	25-54	7.1	3	6.6	3
WOLB-AM		1993	News/Talk	35-64	0.5	34t	0.3	38t
WWIN-AM		1992	Gospel	35-64	0.2	46t	0.2	43t

Charlotte	23
WPZS-FM		2004	Contemporary Inspirational	25-54	4.6	9t	4.2	11
WOSF-FM		(4)	Urban AC/Urban Oldies	25-54	5.1	8	4.8	8t
WQNC-FM		2004	Contemporary Inspirational	25-54	**	**	**	**

St. Louis	21
WFUN-FM		1999	Urban AC	25-54	3.0	15	3.0	15
WHHL-FM		2006	Urban Contemporary	18-34	5.1	11	11.1	1

Cleveland	30
WENZ-FM		1999	Urban Contemporary	18-34	5.6	7t	12.9	1
WERE-AM		2000	News/Talk	35-64	0.1	35t	0.1	32t
WZAK-FM		2000	Urban AC	25-54	7.5	3	7.9	3
WJMO-AM		1999	Contemporary Inspirational	25-54	1.0	22t	1.2	19t

Raleigh-Durham	41
WQOK-FM		2000	Urban Contemporary	18-34	5.3	6	11.8	1
WFXK-FM		2000	Urban AC	25-54	***	***	***	***
WFXC-FM		2000	Urban AC	25-54	7.7	3t	7.6	2
WNNL-FM		2000	Contemporary Inspirational	25-54	4.5	8t	4.3	9t

Richmond(1)	54
WCDX-FM		2001	Urban Contemporary	18-34	5.1	8	10.1	2
WPZZ-FM		1999	Contemporary Inspirational	25-54	6.2	5	6.2	5
WKJS-FM		2001	Urban AC	25-54	9.6	1	9.5	1
WKJM-FM		2001	Urban AC	25-54	****	****	****	****
WTPS-AM		2001	News/Talk	35-64	0.3	26t	0.3	25t

Columbus	36
WCKX-FM		2001	Urban Contemporary	18-34	5.2	6	9.4	3
WXMG-FM		2001	Urban AC	25-54	4.0	10	3.2	13

Indianapolis(2)	39
WHHH-FM		2000	Rhythmic CHR	18-34	5.7	8	11.4	1
WTLC-FM		2000	Urban AC	25-54	5.9	6t	4.9	9
WNOU-FM		2000	Pop/CHR	18-34	4.2	11	7.5	4t
WTLC-AM		2001	Contemporary Inspirational	25-54	1.9	18	2.1	17

Cincinnati	29
WIZF-FM		2001	Urban Contemporary	18-34	5.2	5	9.7	2
WOSL-FM		2006	Urban AC	25-54	4.1	9	4.2	11
WDBZ-AM		2007	News/Talk	35-64	0.8	25t	0.4	30t

AC—refers to Adult Contemporary
CHR—refers to Contemporary Hit Radio
R&B—refers to Rhythm and Blues
Pop—refers to Popular Music

*	Simulcast with WAMJ-FM
**	Simulcast with WPZS-FM
***	Simulcast with WFXC-FM
****	Simulcast with WKJS-FM
(1)	Richmond is the only market in which we operate using the diary methodology of audience measurement.
(2)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.
(3)	Station was operating under an LMA as of December 31, 2013, that expires December 31, 2016.
(4)	Station was operating under an LMA as of December 31, 2013; we acquired the station on February 27, 2014.

Radio Advertising Revenue

For the year ended December 31, 2013, approximately 50.2% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 65.9% of our net revenue from our core radio business for the year ended December 31, 2013, was generated from the sale of local advertising and 30.4% from sales to national advertisers, including network advertising. Effective, January 1, 2013, we consolidated our syndication network programming within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to a sales force operating out of Reach Media. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales and revenue related to sponsored events, management fees and other revenue.

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

Strategic Diversification and Other Sources of Revenue

We have expanded our operations to include other media forms that are complementary to our core radio business.  In 2008, we acquired CCI, an online social networking company that hosted the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.  CCI’s operations were consolidated within the operations of Interactive One. Interactive One also operates the online brands Giantlife, NewsOne, TheUrbanDaily, Elev8 and HelloBeautiful. Interactive One derives such revenue principally from advertising services on non-radio station branded websites, including advertising aimed at diversity recruiting, and studio services, where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, which provide top-tier third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party’s reported revenue.

In February 2005, we acquired 51% of the common stock of Reach Media, which operates The Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndicated radio shows. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2013, The Tom Joyner Morning Show was broadcast on almost 100 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media operates www.BlackAmericaWeb.com, an African-American targeted website and also operates the Tom Joyner Family Reunion and various other special event-related activities.   In December 2009, we increased our ownership interest by acquiring the noncontrolling interest from Citadel Broadcasting Corporation. On December 31, 2012, we further increased our ownership interest in Reach Media from approximately 53.5% to 80% by purchasing additional shares from certain minority shareholders. Immediately after increasing our ownership in Reach Media, we consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to a sales force operating out of Reach Media.

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers.

On February 25, 2011, TV One completed a financing to redeem certain investor and management membership interests in the limited liability company (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016.  Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from an investor.  These redemptions by TV One, increased Radio One’s holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Since April 2011, our ownership in TV One increased to approximately 51.9% after redemptions of certain management interests.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we provided TV One with administrative and operational support services and access to Radio One personalities. In consideration of providing these services, we received equity in TV One, and received an annual management fee of $500,000 for providing services under the network services agreement.  The network services agreement, originally scheduled to expire in January 2009 was extended to January 2011, at which time it expired. During 2013, we agreed with Comcast to increase the annual management fee to $1.7 million.  While we are receiving the increased fee, we have yet to formally execute a new agreement. Until such time as a new network services agreement is executed, we continue to operate under the terms of the original agreement except for the increased management fee.

Under an advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. This agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. However, we entered into a new advertising services agreement with TV One with an effective date of January 2011 that expired in January 2014.  Under the new advertising services agreement, we (i) provided advertising services to TV One on certain of our media properties and (ii) acted as media placement agent for TV One in certain instances.  In return for such services, TV One paid us for such advertising time and services and, where we acted as media placement agent, paid us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services. These costs are eliminated in consolidation. We are currently evaluating the need for a new advertising services agreement.

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

Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, gaming and entertainment, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the Internet, smartphones, cellular phones, tablets and the home entertainment market.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed including the following:

•	satellite delivered digital audio radio service with expansive choice, high sound quality and availability on portable devices and in automobiles;

•	audio programming by internet companies, cable television systems and direct broadcast satellite systems; and

•	digital audio and video content available for listening and/or viewing on the Internet and/or available for downloading to portable devices.

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

Our interactive unit competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as Yahoo!TM, GoogleTM and MicrosoftTM, social networking sites such as FacebookTM and traditional media companies, which are increasingly offering their own internet products and services. The Internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

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

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	revised rules and policies regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters, including increased protection of low power FM stations from interference by full-service stations;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	legislation that would provide for the payment of sound recording royalties to artists, musicians or record companies whose music is played on terrestrial radio stations;

•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

After considering these factors and any petitions to deny a license renewal application (which may lead to a hearing), the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, our licenses have been renewed for full terms without any conditions or sanctions imposed; however, there can be no assurance that the licenses of each of our stations will be renewed for a full term without conditions or sanctions.

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

Radio One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we own the license. Stations which we do not own as of December 31, 2013, but operate under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station’s antenna and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station.

					Antenna
				ERP (FM)	Height
				Power	(AM)		Expiration
		Year of	FCC	(AM) in	HAAT in	Operating	Date of FCC
Market	Station Call Letters	Acquisition	Class	Kilowatts	Meters	Frequency	License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2020
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2020
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2012	(9)
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2020

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2019
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2019
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2011	(9)
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2019
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2019

Philadelphia	WPPZ-FM(1)	1997	A	0.27	338.0	103.9 MHz	8/1/2014
	WRNB-FM(2)	2000	B	17.0	263.0	100.3 MHz	8/1/2014
	WPHI-FM(3)	2004	A	0.78	276.0	107.9 MHz	6/1/2014

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2021
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2013	(9)
	KROI-FM	2004	C1	21.36	526	92.1 MHz	8/1/2021

Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2012	(9)
	WCHB-AM	1998	B	50.0	N/A	1200 kHz	10/1/2020
	WPZR-FM(4)	1998	B	50.0	152.0	102.7 MHz	10/1/2012	(9)

Dallas	KBFB-FM	2000	C	99.0	574	97.9 MHz	8/1/2013	(9)
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2021

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2019
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2019
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2011	(9)
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/1/2011	(9)

Charlotte	WPZS-FM(5)	2000	C3	10.5	154.0	92.7 MHz	12/1/2019
	WQNC-FM(6)	2004	A	5.2	107.0	100.9 MHz	12/1/2019

St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/1/2012	(9)
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2013	(9)

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2012	(9)
	WENZ-FM	1999	B	15.0	272.0	107.9 MHz	10/1/2020
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2012	(9)
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2020

Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2011	(9)
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2019
	WFXC-FM	2000	C3	8.0	146.0	107.1 MHz	12/1/2011	(9)
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2019

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2019
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2019
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2019
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2019
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2019

Boston	WILD-AM	2001	D	4.8	N/A	1090 kHz	4/1/2022

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2012	(9)
	WXMG-FM(7)	2001	A	6.0	100.0	106.3 MHz	10/1/2020

Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2020
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2020
	WNOU-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2012	(9)
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2020

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2020
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2020
	WOSL-FM(8)	2006	A	3.1	141.0	100.3 MHz	10/1/2020

(1)	WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.
(2)	WRNB-FM effective September 1, 2011 (formerly WPHI-FM).
(3)	WPHI-FM effective September 1, 2011 (formerly WRNB-FM).
(4)	WPZR-FM effective October 31, 2011 (formerly WHTD-FM).
(5)	WPZS-FM effective September 13, 2012 (formerly WQNC-FM).
(6)	WQNC-FM effective September 13, 2012 (formerly WPZS-FM).
(7)	WXMG-FM effective September 23, 2011 (formerly WJYD-FM).
(8)	WOSL-FM effective November 14, 2012 (formerly WMOJ-FM).
(9)
A number of our applications to renew the licenses of our stations remain pending before the FCC.  In most cases, this is due to “enforcement holds” imposed upon the applications by the FCC’s Enforcement Bureau due to pending, but as yet unaddressed, complaints by listeners about material allegedly aired on the affected stations.  Most of these complaints relate to the alleged broadcast of indecent matter.  The FCC has a backlog of thousands of such pending complaints, and the license renewal applications of a substantial number of broadcast stations nationwide are subject to “enforcement holds.”  Under the Communications Act, the authority of all of our stations with pending license renewal applications to operate is automatically extended while the renewal application remains pending.

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

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens or by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. The Communications Act prohibits indirect foreign ownership or control through a parent company of the licensee of more than 25% if the FCC determines the public interest will be served by the refusal or revocation of such license.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we have been effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments or foreign business entities. In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees.

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

The media ownership rules are subject to periodic review by the FCC. In 2003, the FCC, among other actions, adopted new rules to change the way a local radio market is defined and to make JSAs involving more than 15% of a same-market radio station’s weekly advertising time “attributable” under the ownership limits. The FCC grandfathered existing combinations of radio stations that would not comply with the modified rules.  However, the FCC ruled that such noncompliant combinations could not be sold intact except to certain “eligible entities,” which the agency defined as entities qualifying as a small business consistent with Small Business Administration standards.  The 2003 rules were challenged in court and the Third Circuit stayed their implementation, among other things, on the basis that the FCC did not adequately justify its radio ownership limits. Subsequently, the Third Circuit partially lifted its stay to allow the new local market definition, JSA attribution and grandfathering rules to go into effect. The FCC currently is applying such revisions (except for the “eligible entity” exception to the prohibition on the sale of noncompliant grandfathered combinations) to pending and new applications.

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

Programming and Operations.  The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating its responsiveness. The FCC considers complaints from viewers or listeners about a broadcast station’s programming, and the station is required to maintain letters and emails it receives from the public regarding station operation on public file for three years. In the fall of 2011, the FCC commenced proceedings to establish a standardized form for reporting information on a television station’s public interest programming and, in April 2012, the FCC adopted rules to require that television broadcasters maintain their public inspection files online.  The FCC may ultimately adopt similar rules for radio stations.  Moreover, the FCC has proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.  Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Employees

As of December 31, 2013, we employed 1,072 full-time employees and 400 part-time employees. Our employees are not unionized.

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

Internet Address and Internet Access to SEC Reports

Our internet address is www.radio-one.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q and 10-Q/A, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM 1A.  RISK FACTORS

For an enterprise as large and complex as ours, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant, but are not listed in any particular order. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Risks Related to the Nature and Operations of Our Business

The state and condition of the global financial markets and fluctuations in the global and U.S. economies may have an unpredictable impact on our business and financial condition.

The global equity and credit markets continue to experience high levels of volatility and disruption. At various points in time, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, sluggishness in the global and U.S. economies has produced concern over public and private debt levels, high unemployment, a drop in consumer confidence and spending and continued slowness in the U.S. housing market. These factors have impacted corporate profits and resulted in cutbacks in advertising budgets. If the economic sluggishness and/or current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience a further adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital. For example, any worsening of the economy, credit markets, continuing geopolitical uncertainty, a continuation of market volatility or further weakness in consumer spending could continue to adversely impact the overall demand for advertising. Such a result could have a negative effect on our revenues and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

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

We have historically reported net losses in our consolidated statements of operations, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, interest expense (both cash and non-cash), net losses incurred for discontinued operations and revenue declines caused by weakened advertising demand resulting from the current economic environment. For the years ended December 31, 2013 and 2012, we experienced net losses of approximately $62.0 million and $66.9 million, respectively. These results have had a negative impact on our financial condition and could be exacerbated given the current economic climate. If these trends continue in the future, they could have a material adverse effect on our financial condition.

Our revenue is substantially dependent on spending and allocation decisions by advertisers, and seasonality and/or weakening economic conditions may have an impact upon our business.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Any reduction in advertising expenditures or changes in advertisers’ spending priorities and/or allocations across different types of media or programming could have an adverse effect on the Company’s revenues and results of operations. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In addition, advertising revenues in even-numbered years tend to benefit from advertising placed by candidates for political offices. The effects of such seasonality (including weather), combined with the severe structural changes that have occurred in the U.S. economy, make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

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

During 2013, 2012 and 2011, in response to weakness and fluctuations in the economy, advertisers increasingly purchased lower-priced inventory rather than higher-priced inventory, and increasingly demanded lower pricing, in addition to increasingly purchasing later and through advertising inventory from third-party advertising networks. If advertisers continue to demand lower-priced inventory and/or otherwise continue to put downward pressure on pricing, our operating margins and ability to generate revenue could be further adversely affected.

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

Arbitron, the leading supplier of ratings data for U.S. radio markets, has developed technology to passively collect data for its ratings service. The Portable People Meter™ (the “PPM™”) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. All of our market ratings are being measured by the PPM™ with the exception of Richmond. Due to its smaller market size, Richmond will remain on the diary methodology. In each market, there has been a compression in the relative ratings of all stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPM™ as opposed to the traditional diary methodology can be materially different. Because of the competitive factors we face and the introduction of the PPM™ (which continues to have market impact), we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.

A disproportionate share of our net revenue comes from radio stations in a small number of geographic markets and from Reach Media.

For the year ended December 31, 2013, approximately 50.2% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operate radio stations accounted for approximately 57.0% of our radio station net revenue for the year ended December 31, 2013. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 28.4% of our total consolidated net revenue for the year ended December 31, 2013. Revenue from the operations of Reach Media, along with revenue from four of the 15 markets in which we operate radio stations, accounted for approximately 40.8% of our total consolidated net revenue for the year ended December 31, 2013. Adverse events or conditions (economic (and including government cutbacks) or otherwise) could lead to declines in the contribution of Reach Media or to declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations.

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

Our diversification strategy partially depends on our ability to identify attractive media properties at reasonable prices and to divest properties that are no longer strategic to our business. Further, entering new businesses may subject us to additional risk factors. Some of the material risks that could hinder our ability to implement this strategy include:

•	continued economic sluggishness and fluctuations;

•	limitations under the terms of our credit facilities and/or bond indentures;

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

•
streaming audio and video content available for listening and/or viewing on the Internet and/or available for downloading to portable devices (including streaming via Wi-Fi, mobile phones, smart phones, netbooks, tablets and similar portable devices, WiMAX, the Internet and MP3 players);

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

Internet users are increasingly accessing and using the internet through devices other than a personal or laptop computer, such as mobile tablets and smartphones, which differ from computers with respect to memory, functionality, resolution and screen size. In order for consumers to access and use our products and services via these alternative devices, we must ensure that our products and services are technologically compatible with such devices. We also must secure arrangements with device manufacturers and wireless carriers in order to have placement and functionality on the alternative devices and to more effectively reach consumers. If we cannot effectively make our products and services available on alternative devices, fewer internet consumers may access and use our products and services and our advertising revenue may be negatively affected.

Unrelated third parties may claim that we infringe on their rights based on the nature and content of information posted on websites maintained by us.

We host internet services that enable individuals to exchange information, generate content, comment on our content, and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. While we monitor postings to such websites, claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our users. Our defense of such actions could be costly and involve significant time and attention of our management and other resources.

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

As of December 31, 2013, we had approximately $659.8 million in broadcast licenses and $272.0 million in goodwill, which totaled $931.8 million, and represented approximately 65.9% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded an impairment charge of approximately $14.9 million against our radio broadcasting licenses during the year ended December 31, 2013. We recorded an impairment charge of $313,000 against our radio broadcasting licenses during the year ended December 31, 2012.

We are required by Accounting Standards Codification (“ASC”) 350, “Intangibles—Goodwill and Other,” to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest impairment may have occurred. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, adverse changes in applicable laws and regulations, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Fair values of FCC licenses and goodwill have been estimated using the income approach, which involves a 10-year model that incorporates several judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. We also utilize a market-based approach to evaluate our fair value estimates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis.

As discussed in Note 5 to our audited financial statements included elsewhere in this report, the limited economic recovery and limited credit environment has weakened advertising demand in general, and has led to declining radio and online advertising, reduced growth expectations, deteriorating profits and cash flows, debt downgrades and fewer sales transactions with lower multiples. During the first, second and third quarters of 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain market’s radio broadcasting licenses, which we performed as of March 31, 2013, June 30, 2013 and September 30, 2013. We recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, we recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, we recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired. The results of our annual impairment testing as of October 1, 2013, indicated that the carrying value for our broadcasting licenses, as well as goodwill associated with all reporting units had not been impaired. For the years ended December 31, 2013, 2012 and 2011, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $14.9 million, $313,000 and approximately $22.3 million, respectively.

Changes in certain events or circumstances could result in changes to our estimated fair values, and may result in further write-downs to the carrying values of these assets. Additional impairment charges could adversely affect our financial results, financial ratios and could limit our ability to obtain financing in the future.

If material weaknesses or significant control deficiencies occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

During the second quarter of 2013, we identified a material weakness in our internal control over financial reporting. We did not maintain adequate internal controls with regard to the review of the preparation of the condensed consolidating financial statements of guarantors in the footnotes to our previously filed financial statements in our Form 10-K for the year ended December 31, 2012 (the “2012 10-K”). As a result, we restated our condensed consolidating footnote in our 2012 10-K and in our Forms 10-Q for the quarter ended March 31, 2012, June 30, 2012, September 30, 2012 and March 31, 2013, respectively. In response to this material weakness, we have restructured our Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments, updated our accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate the previously communicated weakness and to appropriately evaluate all disclosure requirements and implemented a required senior management, legal and accounting review to specifically address all disclosures and related financial information. We cannot assure you that we will not in the future have additional material weaknesses. If other material weaknesses or other significant control deficiencies occur, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, restatements of our consolidated financial statements and could adversely affect our reputation, results of operations and financial condition.

Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise customer information and expose us to liability, possibly causing our business and reputation to suffer.

Any internal technology error or failure impacting systems hosted externally at third party locations, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data may also be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial and reputational consequences to our business.

In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our customers and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to customers’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information disrupt operations and damage our reputation, any or all of which could adversely affect our business.

Risks Related to Regulation

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

Within our primary business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Certain of our radio broadcasting licenses began to expire in October 2011 and others expire at various times through April 1, 2022. While we anticipate receiving all renewals, interested third-parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1944, as amended (the “Communications Act”), or is convicted of a felony, the FCC may commence a proceeding to impose fines or sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC has in the past vigorously enforced its indecency rules against the broadcasting industry and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. In 2004 the FCC indicated that it was enhancing its enforcement efforts relating to the regulation of indecency. The FCC has found on a number of occasions that the content of broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending broadcast licensees. Moreover, the FCC has in some instances imposed separate fines against broadcasters for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. On July 13, 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy pursuant to which any broadcast of a single “utterance” of a “fleeting expletive” would be deemed by the FCC to be presumptively indecent. In this decision, the Second Circuit also called into question the constitutionality of the FCC’s indecency policy generally. In November 2010, the Second Circuit denied a petition for rehearing of that decision, and in January 2011, the Second Circuit vacated an FCC decision at issue in another indecency appeal, relying on its July 2010 and November 2010 decisions. The FCC appealed to the Supreme Court, which agreed to review the Second Circuit’s actions. In June 2012, the Supreme Court issued a decision which, while setting aside the particular FCC actions under review on narrow due process grounds, declined to rule on the constitutionality of the FCC’s indecency policies. It is not possible to predict whether and, if so, how the FCC will revise its indecency policy in response to the Supreme Court’s decision, or the effect of such decision on us. The fines for broadcasting indecent material are a maximum of $325,000 per utterance. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to our ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect our business and results of operations. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.

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

As of December 31, 2013, our Chairperson and her son, our President and CEO, collectively held approximately 94% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and most decisions involving or impacting upon Radio One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debtholders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. In addition, the TV One operating agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the board of directors of Radio One.

Further, we are a “controlled company” under rules governing the listing of our securities on the NASDAQ Stock Market because more than 50% of our voting power is held by our Chairperson and the CEO. Therefore, we are not subject to NASDAQ Stock Market listing rules that would otherwise require us to have: (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. While a majority of our board members are currently independent directors, we do not make any assurances that a majority of our board members be independent directors at any given time.

Risks Related to Our Investment in TV One

TV One has substantial indebtedness that we are required to reflect in our total consolidated indebtedness. Certain restrictions in the indenture governing the TV One indebtedness could impact upon TV One’s ability to make distributions to us.

On February 25, 2011, TV One incurred $119.0 million of indebtedness in connection with the redemption of certain of its financial investor and management members. The debt was issued in a private offering in the form of the TV One Notes. Until the issuance of the TV One Notes, TV One operated without any long-term indebtedness. With our majority interest in TV One, we are required to reflect TV One’s indebtedness in our total consolidated indebtedness. Further, the indenture governing the TV One Notes contains certain covenants that could impact upon TV One’s operations, including its ability to make distributions. Under the terms of such indenture, TV One is permitted to make distributions to us so long as, at the time of and after giving effect to such distribution to us: (i) no default or event of default has occurred and is continuing or would occur as a consequence of such distribution; (ii) the consolidated EBITDA of TV One for the most recent four-quarter period for which internal financial statements are available, was greater than $25 million; and (iii) TV One would have at least $5.0 million of liquidity on a pro forma basis after giving effect to such distribution to us. While we currently do not foresee these restrictions prohibiting TV One from making distributions to us, to the extent the restrictions do prohibit TV One from making distributions to us, it could impact upon our overall liquidity and our ability to maintain compliance under the terms of our outstanding indebtedness, including our Senior Credit Facility and the notes following the completion of this offering.

We may not realize all of the expected benefits from our investment in TV One.

We believe that the TV One investment will provide us with a number of benefits, including helping us realize our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers. Our ability to realize the anticipated benefits of the TV One investment will depend on TV One’s success. Our management is and continues to be required to devote significant attention and resources to these efforts, which may disrupt our other businesses. If our investment in TV One is not executed effectively, it could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of this investment may have a material adverse effect on our results of operations. In addition, the efforts required to realize the benefits of our investment in TV One may result in material unanticipated problems, expenses, liabilities, competitive responses, and the diversion of our management’s attention, and a material negative impact on our consolidated results of operations. Beginning at the end of 2014, we or Comcast, our partner in TV One, can demand an appraisal of TV One. Such a demand could trigger an event whereby we buy out Comcast from the partnership or they buy out our remaining interest in the partnership.  We cannot assure you of the outcome of this event and whether we will retain our interest in TV One or obtain a greater interest in TV One.

Our ability to control the operations of TV One will be limited by the rights of our partners.

Our ability to operate and otherwise fully integrate the operations of TV One with our operations will be limited by the terms of our agreements with our partner, Comcast. We own 51.9% of TV One and hold two of its three board seats. However, the operations of TV One could be disrupted or otherwise adversely affected to the extent we become involved in disputes with our partner regarding the strategic direction or operations of TV One. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with TV One in the future. The board of directors of TV One, in the exercise of its fiduciary duties to all of the equityholders of TV One, may take actions that may not always be in our best interests and such actions could lead to outcomes that have a material negative impact on our results of operations or financial condition.

We consolidate the financial results of TV One into our own in accordance with GAAP as a result of our approximately 51.9% controlling ownership interest in TV One. This causes the total assets and liabilities on our balance sheet to appear larger than they would otherwise and our statement of operations to reflect larger revenues and expenses than would be the case absent such consolidation. In that regard, we note that we will include our proportionate share of TV One’s earnings in calculating and reporting our net income and Adjusted EBITDA although we will only be entitled to include its earnings in calculating our net income for purposes of the indenture governing the notes to the extent such earnings have been distributed to us for so long as TV One is not considered a “Restricted Subsidiary” under such indenture. In addition, the operating agreement (and related agreements) that created and governs TV One contains certain limited conditions under which such distributions may be made and certain restrictions in the indenture governing the TV One Notes could also impact upon TV One’s ability to make distributions to us. Although TV One is consolidated with our financial statements, it will not guarantee the notes and will not initially be considered a “Restricted Subsidiary” under the indenture governing the notes offered hereby and, as a result, will not be subject to any of the restrictive covenants contained in the indenture that would otherwise apply to our “Restricted Subsidiaries” under the indenture.

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

TV One is dependent upon the maintenance of affiliation agreements with cable and direct broadcast distributors for its revenues, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such distributors. The loss of one or more of these arrangements could reduce the distribution of TV One’s programming services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees. In addition, consolidation among cable distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect TV One’s ability to maintain or obtain distribution for its network programming on favorable or commercially reasonable terms, or at all. Since its inception, TV One has not gone through a renewal process with respect to its affiliation agreements. Some of its major affiliation agreements expire at the end of calendar year 2014 through 2016, and the results of TV One’s renewal process could have a material adverse effect on TV One’s revenues and results and operations. We cannot assure you that TV One will be able to renew its affiliation agreements on commercially reasonable terms, or at all. A loss of a major affiliation agreement could have a material adverse effect on TV One’s revenues and results of operations.

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.

TV One faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as HuluTM, NetflixTM, AppleTM, AmazonTM and GoogleTM, as well as gaming and other consoles such as Microsoft’s XboxTM, Apple TVTM, Sony’s PS3TM, Nintendo’s WiiTM and RokuTM, are aggressively establishing themselves as alternative providers of video services. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and Internet-connected televisions, may impact our traditional distribution methods for our services and content. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to TV One’s target audiences, our business could be adversely affected.

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

The United States continues to experience sluggishness and volatility in its economy. These factors could lead to lower consumer and business spending for TV One’s products and services, particularly if customers, including advertisers, subscribers, licensees, retailers, and other consumers of TV One’s offerings and services, reduce demands for TV One’s products and services. In addition, in unfavorable economic environments, TV One’s customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations. TV One is unable to predict the duration and severity of weakened economic conditions and such conditions and resultant effects could adversely impact TV One’s businesses, operating results, and financial condition.

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

The television and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation of TV One. For example, the FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect TV One’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by TV One. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. TV One’s ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. TV One is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous enforcement or enhancement of FCC indecency and other program content rules against the broadcast and cable industries could have an adverse effect on TV One’s businesses and results of operations.

The FCC has in the past vigorously enforced its indecency rules against the broadcast industry. See “Risks Related to Regulation — Increased enforcement by the FCC of its indecency rules against the broadcast industry could adversely affect our business operations.” Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and was found to be constitutional, some of TV One’s content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

Our President and Chief Executive Officer has an interest in TV One that may conflict with your interests.

We have an employment agreement with our President and Chief Executive Officer, Mr. Alfred C. Liggins, III. The employment agreement provides, among other things, that in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of our aggregate investment in TV One. Our obligation to pay the award will be triggered only after our recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to our membership interest in TV One. Mr. Liggins’ rights to the TV One Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment agreement (but similar rights could be included in the terms of a new employment agreement). As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities. For example, Mr. Liggins may seek to have Radio One acquire additional equity interests in TV One using cash generated from operations or additional borrowings under the Senior Credit Facility or have TV One itself pursue acquisitions, joint ventures, financings or other transactions that, in his judgment, could increase the amount of the TV One Award by increasing the amount of our investment in TV One or enhancing the equity value of TV One, even though such transactions might involve risks to holders of our equity or debt securities.

Risks Related to our Substantial Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have substantial indebtedness.  As of December 31, 2013, we had approximately $815.6 million of total indebtedness.  In addition, subject to restrictions in our senior credit facility and the indentures governing our notes, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences, including the following:

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

	High	Low
2013
First Quarter	$1.92	$0.77
Second Quarter	$2.55	$1.50
Third Quarter	$2.74	$2.08
Fourth Quarter	$3.80	$2.68

2012
First Quarter	$1.25	$0.91
Second Quarter	$1.23	$0.90
Third Quarter	$0.97	$0.71
Fourth Quarter	$0.93	$0.70

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2013
First Quarter	$1.85	$0.75
Second Quarter	$2.53	$1.45
Third Quarter	$2.70	$2.10
Fourth Quarter	$3.79	$2.73

2012
First Quarter	$1.22	$0.93
Second Quarter	$1.22	$0.88
Third Quarter	$0.98	$0.73
Fourth Quarter	$0.87	$0.70

STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class A shares)

Performance since December 31, 2007

Source: Capital IQ, Factiva

Note 1 - Peer group includes Emmis Communications Corp., Entercom Communications Corp., Saga Communications Inc., Cumulus Media Inc. and Salem Communications Corp.

STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class D shares)

Performance since December 31, 2007

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

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 14, 2014, there were approximately 1,701 holders of Radio One’s Class A Common Stock, two holders of Radio One’s Class B Common Stock, three holders of Radio One’s Class C Common Stock, and approximately 2,105 holders of Radio One’s Class D Common Stock.

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

	For the Years Ended December 31,
	2013	2012		2011	2010		2009
	(In thousands, except share data)
Statements of Operations (1):
Net revenue	$448,700	$424,573		$364,297	$279,478		$271,599
Programming and technical expenses including stock-based compensation	138,021	135,974		115,106	74,836		75,424
Selling, general and administrative expenses including stock-based compensation	145,261	137,843		126,513	103,191		90,871
Corporate selling, general and administrative expenses including stock-based compensation	39,700	40,457		37,850	32,922		24,729
Depreciation and amortization	37,870	38,777		37,142	17,439		21,011
Impairment of long-lived assets	14,880	313		22,331	36,063		65,937
Operating income (loss)	72,968	71,209		25,355	15,027		(6,373)
Interest expense (2)	88,951	90,549		87,766	46,707		38,404
Gain on investment of affiliated company	—	—		146,879	—		—
(Loss) gain on retirement of debt	—	—		(7,743)	6,646		1,221
Equity in income of affiliated company	—	—		3,287	5,558		3,653
Other income (expense), net	307	(1,357)		(324)	(3,061)		40
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(15,676)	(20,697)		79,688	(22,537)		(39,863)
Provision for income taxes	28,719	33,235		66,686	3,971		7,014
(Loss) income from continuing operations	(44,395)	(53,932)		13,002	(26,508)		(46,877)
Income (loss) from discontinued operations, net of tax	885	(184)		(99)	(117)		(1,681)
Consolidated net (loss) income	(43,510)	(54,116)		12,903	(26,625)		(48,558)
Noncontrolling interests in income of subsidiaries	18,471	12,749		10,014	2,008		4,329
Consolidated net (loss) income applicable to common stockholders	$(61,981)	$(66,865)		$2,889	$(28,633)		$(52,887)

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(1.30)	$(1.33)		$0.06	$(0.55)		$(0.86)
Income (loss) from discontinued operations, net of tax	0.02	(0.00)		(0.00)	(0.00)		(0.03)
Net (loss) income applicable to common stockholders per share	$(1.28)	$(1.34)	*	$0.06	$(0.56)	*	$(0.89)

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(1.30)	$(1.33)		$0.06	$(0.55)		$(0.86)
Income (loss) from discontinued operations, net of tax	0.02	(0.00)		(0.00)	(0.00)		(0.03)
Net (loss) income applicable to common stockholders per share	$(1.28)	$(1.34)	*	$0.06	$(0.56)	*	$(0.89)

*Per share amounts do not add due to rounding

Balance Sheet Data:
Cash and cash equivalents	$56,676	$57,255	$35,939	$9,192	$19,963
Intangible assets, net	1,147,017	1,203,763	1,242,962	837,046	868,120
Total assets	1,414,355	1,460,195	1,486,482	999,212	1,035,542
Total debt (including current portion)	815,635	818,718	808,904	642,222	653,534
Total liabilities	1,117,381	1,092,844	1,055,541	774,242	787,489
Total equity	284,975	354,498	410,598	194,335	195,828

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions and dispositions during the periods covered.
(2)	Interest expense includes non-cash interest, such as the accretion of principal, local marketing agreement (“LMA”) fees, the amortization of discounts on debt and the amortization of deferred financing costs.

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31:

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$37,029	$45,447	$31,606	$17,836	$45,443
Investing activities	(6,073)	(8,044)	55,800	(4,664)	(4,871)
Financing activities	(31,535)	(16,087)	(60,659)	(23,943)	(42,898)
Other Data:
Cash interest expense (1)	$83,612	$73,307	$56,072	$48,805	$36,568
Capital expenditures	9,194	12,485	9,445	8,753	4,528

(1)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

For the year ended December 31, 2013, consolidated net revenue increased approximately 5.7% compared to the year ended December 31, 2012. Given the recent and gradual recovery seen in the advertising environments, we project our 2014 business results will continue to improve and compare more favorably to that of 2013. Our strategy for 2014 will be to continue to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our online and cable television strategy, our radio websites and our other internet properties.

The weakened economy, competition from digital audio players, the internet, cable television and satellite radio, among other new media outlets, streaming on the internet, and consumers’ increased focus on mobile applications, are some of the reasons the radio industry has seen such slow or negative growth over the past few years. In addition to overall cutbacks, advertisers continue to shift their advertising budgets away from traditional media such as newspapers, broadcast television and radio to these new media outlets. Internet companies have evolved from being large sources of advertising revenue for radio companies in the late-1990s to being significant competitors for radio advertising dollars. While these dynamics present significant challenges for companies that are highly dependent on the radio industry, through our online properties, which includes our radio websites, Interactive One and other online verticals, as well as our cable television business, we are well poised to provide advertisers and creators of content with a multifaceted way to reach African-American consumers.

Results of Operations

Revenue

Within our core radio business, we primarily derive revenue from the sale of advertising time and program sponsorships to local and national advertisers on our radio stations. Advertising revenue is affected primarily by the advertising rates our radio stations are able to charge, as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of, and demand for, radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours. The following chart shows net revenue generated from our core radio business as a percentage of consolidated net revenue.  In addition, it shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Years Ended December 31,
	2013	2012	2011

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	50.2%	56.4%	51.8%

Net revenue from core radio business: percentage generated from local advertising	65.9%	69.0%	68.7%

Net revenue from core radio business: percentage generated from national advertising, including network advertising	30.4%	28.0%	27.7%

Our Reach Media segment generated approximately 12.6%, 13.0% and 16.4% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue. Our cable television segment generated approximately 33.3% and 30.9% of our total revenue for the years ended December 31, 2013 and 2012, respectively. Our cable television segment generated approximately 23.6% of our total revenue for the period April 15, 2011 through December 31, 2011.

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Interactive One derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages)  are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, which provide top-tier third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party’s reported revenue.

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

In February 2005, Radio One, through its wholly-owned subsidiary Radio One Media Holdings, LLC (“ROMH”), acquired 51% of the common stock of Reach Media, which operates The Tom Joyner Morning Show and related businesses, The Rickey Smiley Morning Show, The Russ Parr Morning Show, The Yolanda Adams Morning Show, The James Fortune Show, and The Al Sharpton Show.  Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2013, The Tom Joyner Morning Show was broadcast on 97 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted website, websites for the syndicated talent, online streaming and mobile applications and also operates the Tom Joyner Family Reunion and various other special event-related activities.  In December 2009, we increased our ownership interest to 53.5% when Reach Media reacquired a noncontrolling interest from an unrelated third party. On December 31, 2012, ROMH further increased its ownership interest in Reach Media from 53.5% to 80% by purchasing additional shares from certain minority shareholders. Immediately after increasing ROMH’s ownership in Reach Media to 80%, we consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we contributed our syndicated programming assets and operations and combined our sales function associated with this programming with Reach Media. Segment data for the years ended December 31, 2012 and 2011, has been reclassified to conform to the current period presentation.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except margin data)

Net revenue	$448,700	$424,573	$364,297
Station operating income	165,461	150,823	123,670
Station operating income margin	36.9%	35.5%	33.9%
Net (loss) income applicable to common stockholders	(61,981)	(66,865)	2,889

The reconciliation of net (loss) income to station operating income is as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)

Net (loss) income applicable to common stockholders, as reported	$(61,981)	$(66,865)	$2,889
Add back non-station operating income items included in net (loss) income:
Interest income	(245)	(248)	(354)
Interest expense	89,196	90,797	88,120
Provision for income taxes	28,719	33,235	66,686
Corporate selling, general and administrative, excluding stock-based compensation	39,552	40,353	33,696
Stock-based compensation	191	171	5,146
Equity in income of affiliated company	—	—	(3,287)
Gain on investment in affiliated company	—	—	(146,879)
Loss on retirement of debt	—	—	7,743
Other (income) expense, net	(307)	1,357	324
Depreciation and amortization	37,870	38,777	37,142
Noncontrolling interests in income of subsidiaries	18,471	12,749	10,014
Impairment of long-lived assets	14,880	313	22,331
(Income) loss from discontinued operations, net of tax	(885)	184	99
Station operating income	$165,461	$150,823	$123,670

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net (loss) income applicable to common stockholders, as reported	$(61,981)	$(66,865)	$2,889
Interest income	(245)	(248)	(354)
Interest expense	89,196	90,797	88,120
Provision for income taxes	28,719	33,235	66,686
Depreciation and amortization	37,870	38,777	37,142
EBITDA	$93,559	$95,696	$194,483
Stock-based compensation	191	171	5,146
Gain on investment in affiliated company	—	—	(146,879)
Loss on retirement of debt	—	—	7,743
Equity in income of affiliated company	—	—	(3,287)
Other (income) expense, net	(307)	1,357	324
Noncontrolling interests in income of subsidiaries	18,471	12,749	10,014
Impairment of long-lived assets	14,880	313	22,331
(Income ) loss from discontinued operations, net of tax	(885)	184	99
Adjusted EBITDA	$125,909	$110,470	$89,974

Effective April 14, 2011, the Company began to consolidate the operating results of TV One in its financial statements. Those amounts are included in the tables above.

Note: We have renegotiated terms of our remaining Boston radio station LMA, and, as the station will not be disposed of until the end of 2016, that station’s results from operations for the years ended December 31, 2013, 2012 and 2011, have been reclassified from discontinued operations to continuing operations in the consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2013	2012

Statements of Operations:
Net revenue	$448,700	$424,573	$24,127	5.7%
Operating expenses:
Programming and technical, excluding stock-based compensation	138,021	135,974	2,047	1.5
Selling, general and administrative, excluding stock-based compensation	145,218	137,776	7,442	5.4
Corporate selling, general and administrative, excluding stock-based compensation	39,552	40,353	(801)	(2.0)
Stock-based compensation	191	171	20	11.7
Depreciation and amortization	37,870	38,777	(907)	(2.3)
Impairment of long-lived assets	14,880	313	14,567	*
Total operating expenses	375,732	353,364	22,368	6.3
Operating income	72,968	71,209	1,759	2.5
Interest income	245	248	(3)	(1.2)
Interest expense	89,196	90,797	(1,601)	(1.8)
Other (income) expense, net	(307)	1,357	1,664	122.6
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and (income) loss from discontinued operations, net of tax	(15,676)	(20,697)	5,021	24.3
Provision for income taxes	28,719	33,235	(4,516)	(13.6)
Net (loss) income from continuing operations	(44,395)	(53,932)	9,537	17.7
Income (loss) from discontinued operations, net of tax	885	(184)	1,069	581.0
Net (loss) income	(43,510)	(54,116)	10,606	19.6
Noncontrolling interests in income of subsidiaries	18,471	12,749	5,722	44.9
Net (loss) income attributable to common stockholders	$(61,981)	$(66,865)	$4,884	7.3%

Note: We have renegotiated terms of our remaining Boston radio station LMA, and, as the station will not be disposed of until the end of 2016, that station’s results from operations for the years ended December 31, 2013, 2012 and 2011, have been reclassified from discontinued operations to continuing operations in the consolidated financial statements.

* Not meaningful

Net revenue

Year Ended December 31,		Increase/(Decrease)
2013	2012
$448,700	$424,573	$24,127	5.7%

During the year ended December 31, 2013, we recognized approximately $448.7 million in net revenue compared to approximately $424.6 million during the same period in 2012. For our radio broadcasting and Reach Media segments, these amounts are net of agency and outside sales representative commissions. Net revenue for our combined radio broadcasting and Reach Media segments increased 0.3% over the same period in 2012. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond which no longer participates in Miller Kaplan) decreased 0.7% in total revenues for the year ended December 31, 2013, made up of a decrease of 1.9% in national revenues, a decrease of 1.4% in local revenues and an increase of 15.6% in digital revenues. For the year ended December 31, 2013, we outperformed the markets in which we operate by 110 basis points. Net revenue growth for our radio stations was led by our Atlanta, Baltimore, Charlotte, Houston and St. Louis clusters, while our Cincinnati, Cleveland, Columbus, Dallas, Detroit, Indianapolis, Philadelphia, Raleigh, Richmond and Washington D.C. clusters experienced declines. We recognized approximately $149.5 million and $131.2 million of revenue from our cable television segment during the years ended December 31, 2013 and 2012, respectively, the increase was due primarily from an increase in advertising sales. Our internet business generated approximately $25.6 million in net revenue for the year ended December 31, 2013, compared to approximately $19.9 million during the same period in 2012, an increase of 29.1%, due to growth in advertising and studio services, where Interactive One provides services to other publishers.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2013	2012
$138,021	$135,974	$2,047	1.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $61.0 million of our consolidated programming and technical operating expenses were incurred by TV One for the year ended December 31, 2013, versus approximately $58.1 million for the same period in 2012. Of this total amount incurred by TV One, approximately $51.8 million and $47.3 million for the years ended December 31, 2013 and 2012, respectively, relates specifically to content amortization. The increase in TV One content amortization is a result of an increased investment in original programming as well as accelerated amortization on certain programming genre. In the cable television segment, this increase was offset partially by lower program development, less travel and entertainment expenses and lower website design costs incurred during 2013.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2013	2012
$145,218	$137,776	$7,442	5.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Approximately $30.8 million of our consolidated selling, general and administrative operating expenses were incurred by TV One for the year ended December 31, 2013, versus approximately $24.8 million for the same period in 2012. TV One incurred higher selling, general and administrative expenses related to higher marketing and promotional expenses to advertise and promote various TV One shows. Our internet business incurred higher research, web services fees and traffic acquisition costs during the year ended December 31, 2013, compared to the same period in 2012, resulting in an increase of approximately $1.5 million.  Expenses for our Reach Media segment increased approximately $2.1 million, of which $1.0 million of this increase related to expenses associated with the “Tom Joyner Fantastic Voyage”.  This $1.0 million increase in expenses was offset by a $1.1 million increase in revenue for the same event. Finally, selling, general and administrative expenses at our radio broadcasting segment decreased approximately $3.3 million primarily related to lower compensation costs.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2013	2012
$39,552	$40,353	$(801)	(2.0)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The overall decrease in corporate expenses at is primarily related to lower employee compensation costs in connection with reduced headcount levels.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2013	2012
$37,870	$38,777	$(907)	(2.3)%

Depreciation and amortization expense decreased to approximately $37.9 million compared to approximately $38.8 million for the years ended December 31, 2013 and 2012, respectively, a decrease of 2.3%. The decrease was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2013	2012
$14,880	$313	$14,567	*	%

The impairment of long-lived assets for the year ended December 31, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Boston, Cincinnati, Cleveland and Philadelphia radio broadcasting licenses. The impairment of long-lived assets for the year ended December 31, 2012, was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte radio broadcasting licenses.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2013	2012
$89,196	$90,797	$(1,601)	(1.8)%

Interest expense decreased to approximately $89.2 million for the year ended December 31, 2013, compared to approximately $90.8 million for the same period in 2012. The primary driver of the decrease was that through May 14, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election at an all-inclusive rate of 15%, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”)  on a quarterly basis. The PIK Election expired on May 14, 2012, and interest accruing from and after May 15, 2012, accrues at a rate of 12 1/2% and is payable in cash.

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2013	2012
$28,719	$33,235	$(4,516)	(13.6)%

During the year ended December 31, 2013, the provision for income taxes decreased to approximately $28.7 million compared to approximately $33.2 million for the same period in 2012, primarily due to the impairment of long-lived assets during the year. For the year ended December 31, 2013, the income tax provision consisted of deferred tax expense of approximately $27.3 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $1.4 million. For the year ended December 31, 2012, the income tax provision consisted of deferred tax expense of approximately $34.5 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision benefits of $709,000 and $579,000 related to uncertain tax positions and Reach Media, respectively. The Company continues to maintain a full valuation allowance for its net deferred tax assets (“DTAs”). We do not consider deferred tax liabilities (“DTLs”) related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

The tax provision and offsetting valuation allowance resulted in an effective tax rate of (183.2)% and (160.6)% for the years ended December 31, 2013 and 2012, respectively. The annual effective tax rate for Radio One in 2013 and 2012 primarily reflects the change in DTLs associated with the tax amortization of indefinite-lived intangibles.

Income (loss) from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2013	2012
$885	$(184)	$1,069	581.0%

Income (loss) from discontinued operations, net of tax, includes the results of operations for our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM). The activity for the year ended December 31, 2013, resulted primarily from the sale of this station in February 2013, which resulted in a one-time gain of $893,000.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2013	2012
$18,471	$12,749	$5,722	44.9%

The increase in noncontrolling interests in income of subsidiaries is due primarily to greater net income generated by TV One and Reach Media during the year ended December 31, 2013, compared to the same period in 2012.

Other Data

Station operating income

Station operating income increased to approximately $165.5 million for the year ended December 31, 2013, compared to approximately $150.8 million for the year ended December 31, 2012, an increase of approximately $14.6 million or 9.7%. This increase was primarily due to TV One generating approximately $57.7 million of station operating income during the year ended December 31, 2013, compared to approximately $48.3 million during the same period in 2012 with the increase due to a larger number of subscribers as well as organic growth. Reach Media generated approximately $10.3 million of station operating income during the year ended December 31, 2013, compared to $9.2 million during the year ended December 31, 2012.

Station operating income margin

Station operating income margin increased to 36.9% for the year ended December 31, 2013, from 35.5% for the comparable period in 2012. The margin increase was primarily attributable to Reach Media and TV One’s greater station operating margin.  Reach Media’s station operating margin increased from 16.7% for the year ended December 31, 2012, to 18.1% for the year ended December 31, 2013.  TV One’s station operating margin increased from 36.8% for the year ended December 31, 2012, to 38.6% for the year ended December 31, 2013.

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2012	2011

Statements of Operations:
Net revenue	$424,573	$364,297	$60,276	16.5%
Operating expenses:
Programming and technical, excluding stock-based compensation	135,974	115,106	20,868	18.1
Selling, general and administrative, excluding stock-based compensation	137,776	125,521	12,255	9.8
Corporate selling, general and administrative, excluding stock-based compensation	40,353	33,696	6,657	19.8
Stock-based compensation	171	5,146	(4,975)	(96.7)
Depreciation and amortization	38,777	37,142	1,635	4.4
Impairment of long-lived assets	313	22,331	(22,018)	(98.6)
Total operating expenses	353,364	338,942	14,422	4.3
Operating income	71,209	25,355	45,854	180.8
Interest income	248	354	(106)	(29.9)
Interest expense	90,797	88,120	2,677	3.0
Gain on investment in affiliated company	—	146,879	(146,879)	(100.0)
Loss on retirement of debt	—	7,743	(7,743)	(100.0)
Equity in income of affiliated company	—	3,287	(3,287)	(100.0)
Other expense, net	1,357	324	1,033	318.8
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(20,697)	79,688	(100,385)	(126.0)
Provision for income taxes	33,235	66,686	(33,451)	(50.2)
Net (loss) income from continuing operations	(53,932)	13,002	(66,934)	(514.8)
Loss from discontinued operations, net of tax	(184)	(99)	(85)	(85.9)
Net (loss) income	(54,116)	12,903	(67,019)	(519.4)
Noncontrolling interests in income of subsidiaries	12,749	10,014	2,735	27.3
Net (loss) income attributable to common stockholders	$(66,865)	$2,889	$(69,754)	(2,414.5)%

Note: We have renegotiated terms of our remaining Boston radio station LMA, and, as the station will not be disposed of until the end of 2016, that station’s results from operations for the years ended December 31, 2013, 2012 and 2011, have been reclassified from discontinued operations to continuing operations in the consolidated financial statements.

Net revenue

Year Ended December 31,		Increase/(Decrease)
2012	2011
$424,573	$364,297	$60,276	16.5%

During the year ended December 31, 2012, we recognized approximately $424.6 million in net revenue compared to approximately $364.3 million during the same period in 2011. These amounts are net of agency and outside sales representative commissions. We began to consolidate the results of TV One during the quarter ended June 30, 2011, and recognized approximately $86.0 million of revenue from our cable television segment during the period ended April 15, 2011 through December 31, 2011. We recognized approximately $131.2 million of revenue during the year ended December 31, 2012 from our cable television segment. Our internet business generated approximately $19.9 million in net revenue for the year ended December 31, 2012, compared to approximately $17.5 million during the same period in 2011, an increase of 13.3%. Net revenue for our radio broadcasting segment increased 6.9%. For our radio business, based on reports prepared by Miller Kaplan, the markets we operate in increased 0.5% in total revenues for the year ended December 31, 2012, made up of an increase of 0.3% in national revenues, an increase of 0.3% in local revenues and an increase of 10.1% in digital revenues. Net revenue growth for our radio stations was led by our Atlanta, Baltimore, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Indianapolis, Raleigh, Richmond and Washington D.C. clusters, while our Houston, Philadelphia and St. Louis clusters experienced declines. Reach Media net revenue decreased 7.6% for the year ended December 31, 2012, compared to the same period in 2011 partially due to changes to certain of Reach Media’s affiliate agreements that became effective on January 1, 2012, as well as lower than expected sponsorships associated with certain events.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2012	2011
$135,974	$115,106	$20,868	18.1%

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

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2012	2011
$137,776	$125,521	$12,255	9.8%

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

Vesting associated with the Company’s long-term incentive plan, whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010, was fully completed as of December 31, 2011 and, thus, there was no associated expense in 2012. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for which awards are expected to vest.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2012	2011
$38,777	$37,142	$1,635	4.4%

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

Interest expense

Year Ended December 31,		Increase/(Decrease)
2012	2011
$90,797	$88,120	$2,677	3.0%

The increase in interest expense for the year ended December 31, 2012 was due primarily to the consolidation of TV One, including the TV One Notes. TV One’s interest expense increased by approximately $3.5 million, which was partially offset by a decrease in the effective interest rate of the Company’s 12 1/2%/15% Senior Subordinated Notes. Through May 14, 2012, interest on the Company’s 12 1/2%/15% Senior Subordinated Notes was payable at our election partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis. The PIK Election expired on May 14, 2012, and interest accruing from and after May 15, 2012 accrued at a rate of 12 1/2% and is payable in cash.

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

During the year ended December 31, 2012, the provision for income taxes decreased to approximately $33.2 million compared to approximately $66.7 million for the same period in 2011. For the year ended December 31, 2012, the income tax provision consisted of deferred taxes of approximately $34.5 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision benefits of $709,000 and $579,000 related to FIN48 items and Reach Media, respectively. For the year ended December 31, 2011, the tax provision consisted of approximately $33.2 million related to temporary differences associated with the amortization for tax purposes of indefinite-lived intangible assets held by Radio One, approximately $33.8 million related to the partnership interest in TV One, approximately $2.5 million due to current taxes for Reach Media, reduced by the deferred tax benefit from the Reach Media impairment of approximately $2.8 million. The Company continues to maintain a full valuation allowance for its net DTAs. We do not consider DTLs related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

The tax provision and offsetting valuation allowance resulted in an effective tax rate of (160.6)% and 83.6% for the years ended December 31, 2012 and 2011, respectively. The annual effective tax rate for Radio One in 2012 primarily reflects the increase in DTLs associated with the tax amortization of indefinite-lived intangibles.

Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2012	2011
$(184)	$(99)	$(85)	(85.9)%

Loss from discontinued operations, net of tax, includes the results of operations for our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM).

 Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2012	2011
$12,749	$10,014	$2,735	27.3%

The increase in noncontrolling interests in income of subsidiaries is due primarily to greater net income generated by TV One during the year ended December 31, 2012, compared to the period April 15, 2011 through December 31, 2011. This increase was partially offset by a loss generated by Reach Media during the year ended December 31, 2012, compared to income for the same period in 2011.

Other Data

Station operating income

Station operating income increased to approximately $150.8 million for the year ended December 31, 2012, compared to approximately $123.7 million for the year ended December 31, 2011, an increase of approximately $27.1 million or 21.9%. This increase was primarily due to TV One generating approximately $48.3 million of station operating income during the year ended December 31, 2012, compared to approximately $27.9 million during the period April 15, 2011 through December 31, 2011.

Station operating income margin

Station operating income margin increased to 35.5% for the year ended December 31, 2012, from 33.9% for the year ended December 31, 2011. The margin increase was primarily attributable to the impact of consolidating TV One results given TV One’s greater operating margin of 36.8% for the year ended December 31, 2012, compared to TV One’s operating margin of 32.5% for the period April 15, 2011 through December 31, 2011.

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

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.10 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	4.50 to 1.00 on September 30, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	8.50 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014 and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d)   limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2013, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of
	December		Covenant		Excess
	31, 2013		Limit		Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$102.2

Pro Forma Last Twelve Months Interest Expense (In millions)	$71.3

Senior Debt (In millions)	$341.4
Total Debt (In millions)	$668.5

Interest Coverage
Covenant EBITDA / Interest Expense	1.43	x	1.10	x	0.33	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.34	x	4.50	x	1.16	x

Total Leverage
Total Debt / Covenant EBITDA	6.54	x	8.50	x	1.96	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends from TV One for periods presented.

As of December 31, 2013, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.5% for 2013. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of December 31, 2013, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, approximately $24.0 million was available to be borrowed.

As of December 31, 2013, the Company had outstanding approximately $373.5 million on its term credit facility. During the year ended December 31, 2013, the Company repaid approximately $3.8 million under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, there was no term loan principal repayment based on its December 31, 2012 excess cash flow calculation. According to the terms of the Credit Agreement, as amended, the Company anticipates making an excess cash flow payment of between $0 and approximately $2.0 million during April 2014, depending on the level of acceptance by our syndicate of lenders.

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

As of December 31, 2013, the Company had outstanding $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. On February 10, 2014, the Company closed a private offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts outstanding under our 12 1/2%/15% Senior Subordinated Notes due May 2016 and to pay the related accrued interest, premium, fees and expenses associated therewith.  The Company will realize interest expense savings of approximately $9.9 million per year. The refinancing also provides the Company with significant operational flexibility as it positions itself to take advantage of future opportunities such as its investment in the MGM casino in Prince George’s County, Maryland.

Pursuant to Rule 3-10 of Regulation S-X, the Company has in its past periodic reports, including its most recent Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, included in a footnote to its financial statements, condensed consolidating financial information for the Company, the wholly-owned guarantor subsidiaries on a combined basis, the non-wholly owned guarantor subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments and the total consolidated amounts. Pursuant to Rule 3-10 of Regulation S-X, the Company has also included in its past periodic reports the stand-alone financial statements of Reach Media, beginning with its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013. The Company and its subsidiary guarantors filed a Form 15 under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission on March 18, 2014 with respect to its 2016 Notes.  As its new Notes are not registered, the Company will no longer be required to present expanded information with respect to Reach Media or the non-guarantor subsidiaries. The non-guarantor subsidiaries generated 33.3% of our consolidated revenues for the year ended December 31, 2013, and held 10.0% of our consolidated assets as of December 31, 2013. As of December 31, 2013, the non-guarantor subsidiaries, including TV One, had $154.0 million of total liabilities, including $119.0 million represented by the notes issued by TV One.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes that matured in February 2013, were due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. With respect to interest accruing from and after May 15, 2012, such interest accrued at a rate of 12 1/2% payable in cash.

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

A PIK Election remained in effect through May 14, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the year ended December 31, 2012, the Company issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that was in effect through May 14, 2012.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries had fully and unconditionally guaranteed the Company’s 12 1/2%/15% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement, as amended.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2013:

		Applicable
Type of Debt	Amount Outstanding	Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$369.6	7.50%
121/2%/15% Senior Subordinated Notes (fixed rate)	$327.0	12.50%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the purchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel, which was acquired by Cumulus Media Inc. in September 2011. The note had an interest rate of 7.0% per annum, which was payable quarterly, and the entire principal amount was due on December 31, 2011. The note was repaid on December 30, 2011.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)

Net cash flows provided by operating activities	$37,029	$45,447
Net cash flows used in investing activities	(6,073)	(8,044)
Net cash flows used in financing activities	(31,535)	(16,087)

Net cash flows provided by operating activities were approximately $37.0 million and $45.4 million for the years ended December 31, 2013 and 2012, respectively. Cash flow from operating activities for the year ended December 31, 2013, decreased from the prior year primarily due to an increase in the accounts receivable balance, partially due to higher revenues as well as the timing of collections which were partially offset by lower content payments.

Net cash flows used in investing activities were approximately $6.1 million and $8.0 million for the years ended December 31, 2013 and 2012, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $9.2 million and $12.5 million for the years ended December 31, 2013 and 2012, respectively. Proceeds from sales of investment securities were approximately $1.7 million and $9.1 million for the years ended December 31, 2013 and 2012, respectively. Proceeds from sale of discontinued operations were approximately $4.0 million for the years ended December 31, 2013. Purchases of investment securities were approximately $2.5 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, we repurchased a noncontrolling interest in Reach Media for $2.0 million.

Net cash flows used in financing activities were approximately $31.5 million and $16.1 million for the years ended December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, the Company repaid approximately $3.8 million and $5.8 million, respectively, in outstanding debt. During the year ended December 31, 2012, we capitalized approximately $2.6 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities. TV One paid approximately $21.5 million and $7.7 million in dividends to noncontrolling interest shareholders for the years ended December 31, 2013 and 2012, respectively. In addition, during the year ended December 31, 2013, we repurchased $70,986 of our Class A common stock and $5,397,734 of our Class D common stock.

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

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012, and elected to not apply the qualitative assessment as allowed by ASU 2011-08.

In July 2012, the FASB issued ASU 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on January 1, 2013, and elected to not apply the qualitative assessment as allowed by ASU 2012-02.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2013, we had approximately $659.8 million in broadcast licenses and $272.0 million in goodwill, which totaled $931.8 million, and represented approximately 65.9% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 31, 2013, 2012 and 2011, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $14.9 million, $313,000 and $14.5 million, respectively. Significant impairment charges have been a recent trend experienced by media companies in general, and are not unique to us.

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

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 20 reporting units as of our October 2013 annual impairment assessment, consisting of the 16 radio markets and four business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. The Company has adopted and elected to not apply the qualitative assessment as allowed by ASU 2011-08. We evaluate all events and circumstances on an interim basis to determine if a two-step process is required. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to attribute the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

Due to the fact that there were impairment charges recognized for certain FCC licenses during 2013, we deemed to that to be an impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill as of June 30, 2013 and September 30, 2013. There were no interim impairment indicators identified for any of our other reporting units during 2013. We did not identify any goodwill impairment during the year ended December 31, 2013, for any reporting unit.

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

 As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2013 were reasonable.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed since October 2011.

Radio Broadcasting	October 1,	October 1,	October 1,
Licenses	2013	2012	2011

Pre-tax impairment charge (in millions)	$—	$—	$—

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	0.0% – 2.0%	1.0% -2.0%	1.5% -2.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 2.0%	1.0% -2.0%	1.0% - 2.0%
Mature Market Share Range	6.4% – 26.9%	0.7% - 27.4%	0.7% - 28.9%
Operating Profit Margin Range	30.8% – 47.8%	19.6% - 47.7%	19.1% - 47.4%

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2013 (a)	2012 (a)	2011 (a)

Pre-tax impairment charge (in millions)	$–	$–	$14.5

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	0.0% -2.0%	1.0% -2.0%	2.0% -2.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.5% - 2.0%	1.5% - 2.0%
Mature Market Share Range	7.1% - 19.8%	6.7% - 20.8%	7.4% - 20.8%
Operating Profit Margin Range	28.4% - 56.4%	29.3% - 58.5%	29.5% - 54.0%

(a)    Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments since October 2011. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of our interim, annual and year end assessments, the Company concluded no impairment for the goodwill value had occurred.

	October 1,	October 1,	October 1,
Reach Media Goodwill	2013	2012	2011

Pre-tax impairment charge (in millions)	$-	$-	$-

Discount Rate	13.0%	12.0%	12.0%
Year 1 Revenue Growth Rate	1.5%	2.0%	2.5%
Long-term Revenue Growth Rate Range	(4.5)% - 2.6%	(4.7)% - 2.8%	(2.0)% - 3.5%
Operating Profit Margin Range	11.5% - 21.5%	4.6% - 19.8%	18.8% - 21.7%

Below are some of the key assumptions used in the income approach model for determining the fair value of our internet segment since October 2011. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

Goodwill (Internet	October 1,	October 1,	October 1,
Segment)	2013	2012	2011

Pre-tax impairment charge (in millions)	$-	$-	$-

Discount Rate	14.5%	13.5%	14.5%
Year 1 Revenue Growth Rate	10.0%	13.8%	20.3%
Long-term Revenue Growth Rate (Year 10)	2.5%	2.5%	2.5%
Operating Profit Margin Range	5.4% - 24.8%	(4.8)% - 24.2%	0.0% - 28.8%

Given the consolidation of TV One effective April 14, 2011, the Company performed its first impairment testing in the Cable Television segment in December 2011. Below are some of the key assumptions used in the income approach model for determining the fair value since December 2011. As a result of the testing performed in 2011, 2012 and 2013, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,	December 31,
Cable Television Goodwill	2013	2012	2011

Pre-tax impairment charge (in millions)	$–	$–	$–

Discount Rate	10.8%	10.8%	11.5%
Year 1 Revenue Growth Rate	12.1%	11.2%	13.9%

Long-term Revenue Growth Rate Range	1.1% - 12.1%	2.5% - 12.2%	2.7% - 13.9%

Operating Profit Margin Range	30.6% - 35.7%	33.3% - 36.2%	29.9% - 42.2%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 20 reporting units. The other eight remaining reporting units had no goodwill carrying value balances as of December 31, 2013 and 2012.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2013 were reasonable.

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

As of October 1, 2013, we had a total goodwill carrying value of approximately $272.0 million across 12 of our 20 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For five of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

		Long-Term Cash
	Long-Term	Flow
	Cash Flow	Growth/Decline Rate
	Growth Rate	That Would Result in
Reporting Unit	Used	Impairment (a)
2	2.0%	Impairment not likely
16	2.0%	Impairment not likely
19	1.5%	Impairment not likely
11	1.5%	Impairment not likely
6	1.5%	Impairment not likely
21	3.0%	1.0%
5	1.5%	(2.8)%
13	2.0%	(3.7)%
12	2.0%	(3.8)%
10	2.0%	(6.1)%
1	2.0%	(7.5)%
18	2.5%	(10.7)%

(a)	The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

 Several of the licenses in our units of accounting have limited excess of fair values over their respective carrying values. Per the table below, as of October 1, 2013, we appraised the radio broadcasting licenses at a fair value of approximately $867.4 million, which was in excess of the $659.8 million carrying value by $207.6 million, or 31.5%. The fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future. The Company’s remaining Boston radio station’s broadcasting license is classified as an other asset and is not included in the table below.

	Radio Broadcasting Licenses
	As of
	October 1,	October 1,
	2013	2013	Excess
	Carrying	Fair
	Values	Values		% FV
Unit of Accounting (a)	("CV")	("FV")	FV vs. CV	Over CV
	(In thousands)
Unit of Accounting 2	$3,086	$71,199	$68,113	2,207.2%
Unit of Accounting 4	9,169	11,741	2,572	28.1%
Unit of Accounting 5	16,687	19,118	2,431	14.6%
Unit of Accounting 7	16,165	18,987	2,822	17.5%
Unit of Accounting 14	20,434	24,391	3,957	19.4%
Unit of Accounting 15	20,886	22,123	1,237	5.9%
Unit of Accounting 11	21,135	24,853	3,718	17.6%
Unit of Accounting 6	22,642	23,584	942	4.2%
Unit of Accounting 9	34,270	36,674	2,404	7.0%
Unit of Accounting 13	52,556	59,906	7,350	14.0%
Unit of Accounting 16	52,965	108,190	55,225	104.3%
Unit of Accounting 12	50,179	58,208	8,029	16.0%
Unit of Accounting 8	66,715	70,192	3,477	5.2%
Unit of Accounting 1	93,394	128,290	34,896	37.4%
Unit of Accounting 10	179,541	189,986	10,445	5.8%
Total	$659,824	$867,442	$207,618	31.5%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

Hypothetical Increase in
the Recorded Impairment
Charge
For the Year Ended
December 31, 2013
Broadcasting
	Licenses	Goodwill
(In millions)

Pre-tax impairment charge recorded:
Radio Market Reporting Units	$14.9	$-
Radio Syndication Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Internet Reporting Unit	-	-
Total Impairment Recorded	$14.9	$-

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry growth rates	$10.5	$-
A 100 basis point decrease in cash flow margin	$-	$-
A 100 basis point increase in the applicable discount rate	$29.6	$-
A 5% reduction in the fair value of broadcasting licenses and reporting units	$0.3	$-
A 10% reduction in the fair value of broadcasting licenses and reporting units	$15.8	$-

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$2.7
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Internet Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$9.0
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2012 and 2013 and determined no impairment charges were necessary. The Company reviewed certain intangibles for impairment during 2011 and recorded an impairment charge of approximately $7.8 million related to the long-lived assets of Reach Media. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, our historical allowance for doubtful accounts has averaged approximately 4.3% of our outstanding trade receivables and has been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

Our online business recognizes its advertising revenue as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, which provide top-tier third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party’s reported revenue.

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

Estimate of Effective Tax Rates

We estimate the provision for income taxes, income tax liabilities, deferred tax assets and liabilities, and any valuation allowances in accordance with ASC 740, “Income Taxes,” as it relates to accounting for income taxes in interim periods. We estimate effective tax rates based on local tax laws and statutory rates, apportionment factors, taxable income for our filing jurisdictions and disallowable items, among other factors. Audits by the Internal Revenue Service or state and local tax authorities could yield different interpretations from our own, and differences between taxes recorded and taxes owed per our filed returns could cause us to record additional taxes. Our estimated effective tax rate for the year ended December 31, 2013 was (183.2)%.

To address the exposures of unrecognized tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2013, we had approximately $5.1 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

The Company maintains a full valuation allowance for its DTAs, primarily attributable to net operating losses (“NOLs”), as we determined that it is more likely than not that the DTAs will not be realized. The Company reached this determination based on its cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges on certain indefinite-lived intangibles for the years ended December 31, 2011, 2012 and 2013.

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

The Company reassessed the estimated fair value of the award as of December 31, 2013, at approximately $13.7 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2012, was approximately $11.4 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2013 and 2012 was approximately $12.0 million and $12.9 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

The TV One incentive award plan balance is measured based on the estimated enterprise fair value of TV One. As of December 31, 2013, the Company determined the enterprise fair value of TV One with the assistance of a third-party valuation firm. As the Company will measure changes in the fair value of these balances at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the amounts previously recorded.

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

Capital and Commercial Commitments

 Indebtedness

We have several debt instruments outstanding within our capital structure. The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $327.0 million in our 12 1/2%/15% Senior Subordinated Notes which were due May 2016. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were issued to purchase equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources” and “Subsequent Events.”

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

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as December 2016. During the years ended December 31, 2013, 2012 and 2011, the Company incurred expenses of approximately $9.2 million, $9.8 million and $12.5 million, respectively, in connection with these agreements. The expenses related to discontinued operations associated with these agreements were not significant.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	2014	2015	2016	2017	2018	2019 and Beyond	Total
	(In thousands)
121/2%/15% Senior Subordinated Notes(1)	$40,879	$40,879	$339,980	$—	$—	$—	$421,738
Credit facilities(2)	31,982	31,694	372,770	—	—	—	436,446
Other operating contracts/agreements(3)	60,481	30,205	14,697	8,674	320	106	114,483
Operating lease obligations	9,890	8,621	7,760	7,007	3,804	14,062	51,144
Senior Secured Notes(4)	11,900	11,900	121,777	—	—	—	145,577
Total	$155,132	$123,299	$856,984	$15,681	$4,124	$14,168	$1,169,388

(1)	Includes interest obligations based on effective interest rate on senior subordinated notes outstanding as of December 31, 2013. See “Subsequent Events.”

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2013.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The proceeds from the notes were issued to purchase equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

As of December 31, 2010, we had a swap agreement in place for a total notional amount of $25.0 million. At that point, the period remaining on the swap agreement was 18 months. The remaining $25.0 million swap agreement was terminated in conjunction with the March 31, 2011 retirement of our Previous Credit Agreement and we have no swap arrangements in connection with the 2011 Credit Agreement, as amended.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had four standby letters of credit totaling $1.0 million in connection with our annual insurance policy renewals and real estate leases.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2013, our exposure related to market risk had not changed materially since December 31, 2012.

Both the term loan facility and the revolving facility under our 2011 Credit Agreement, as amended, bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”), subject to a LIBOR floor plus a margin or the base rate plus a margin The base rate is equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. We also pay a commitment fee of 0.75% per annum on the unused commitment of the revolving facility. We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase two percentage points above the current rates at December 31, 2013, our interest expense on the term portion of the credit facility would increase approximately $2.8 million on an annual basis.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 12 1/2%/15% Senior Subordinated Notes at December 31, 2013 was approximately $328.7 million, and the carrying amount was $327.0 million. The estimated fair value of the TV One Notes approximates carrying value.

The estimated fair value of our 12 1/2%/15% Senior Subordinated Notes and our 6 3/8% Senior Subordinated Notes at December 31, 2012 were approximately $293.5 million and $740,000, respectively, and the carrying amounts were $327.0 million and $747,000, respectively.

The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 12 1/2%/15% Senior Subordinated Notes from approximately $328.7 million to $357.4 million at December 31, 2013.

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

The framework used in carrying our evaluation was the Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, based on our evaluation under these frameworks, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

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

(c) Changes in internal control over financial reporting

During the year ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2014 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

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

3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
3.3	Restated Articles of Incorporation of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.4	Restated Bylaws of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.9	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.11	Articles of Incorporation of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Bylaws of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Certificate of Formation of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Limited Liability Company Agreement of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.17	Certificate of Incorporation of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Amended and Restated Bylaws of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.19	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.20	Bylaws of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.22	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Articles of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.26	Bylaws of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.27	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.28	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.29	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Formation of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Liability Company Agreement of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.37	Certificate of Incorporation of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Bylaws of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.44	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.45	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.46	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.47	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.48	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.49	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.50	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.51	Certificate of Formation of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.52	Limited Liability Company Agreement of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.53	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.54	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.55	Charter by the Secretary of State of Gaffney Broadcasting, Incorporated
3.56	Bylaws of Gaffney Broadcasting, Incorporated
4.1	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 11, 2005).
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

81

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

4.10	Second Supplemental Indenture, dated as of February 14, 2013, among Reach Media and the Wilmington Trust Company, as trustee under the Indenture dated as of November 24, 2010, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2012).
4.11	Indenture, dated as of February 10, 2014, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 9.25% Senior Subordinated Notes due 2020 (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2014).
4.12	Third Supplemental Indenture, dated as of February 10, 2014, by and among Radio One, Inc., each of the subsidiary guarantors party thereto, and as trustee under the Indenture dated as of November 24, 2010, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2014).
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

10.3	Pledge Agreement, dated March 31, 2011, made by Radio One, Inc. and certain Subsidiaries and Credit Suisse incorporated by reference to Radio One’s Current Report on Form 8-K filed April 6, 2011).
10.4	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.5	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated March 3, 2011 (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 9, 2011).
10.6	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.7	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

Radio One, Inc.

By:	/s/ Peter D. Thompson
Name: Peter D. Thompson
Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2014.

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

Name: Ronald E. Blaylock

Title: Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 31, 2014

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,676	$57,255
Short-term investments	2,292	1,597
Trade accounts receivable, net of allowance for doubtful accounts of $4,393 and $3,631, respectively	98,323	81,983
Prepaid expenses	5,467	5,059
Current portion of content assets	26,637	27,723
Other current assets	3,108	2,034
Current assets from discontinued operations	—	73
Total current assets	192,503	175,724
CONTENT ASSETS, net	36,157	38,981
PROPERTY AND EQUIPMENT, net	34,353	35,282
GOODWILL	272,037	272,037
RADIO BROADCASTING LICENSES	659,824	675,195
LAUNCH ASSETS, net	12,563	22,530
OTHER INTANGIBLE ASSETS, net	202,593	234,001
OTHER ASSETS	4,325	3,269
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	3,176
Total assets	$1,414,355	$1,460,195
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,293	$5,431
Accrued interest	5,831	5,849
Accrued compensation and related benefits	13,955	11,165
Current portion of content payables	14,359	17,694
Other current liabilities	16,176	16,167
Current portion of long-term debt	3,840	4,587
Current deferred tax liabilities	1,200	—
Current liabilities from discontinued operations	—	82
Total current liabilities	62,654	60,975
LONG-TERM DEBT, net of current portion and original issue discount	811,795	814,131
CONTENT PAYABLES, net of current portion	8,399	11,163
OTHER LONG-TERM LIABILITIES	20,288	18,326
DEFERRED TAX LIABILITIES, net	214,245	188,249
Total liabilities	1,117,381	1,092,844

REDEEMABLE NONCONTROLLING INTERESTS	11,999	12,853

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2013 and 2012	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,574,291 and 2,731,860 shares issued and outstanding as of December 31, 2013 and 2012, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2013 and 2012	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of December 31, 2013 and 2012	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 39,013,638 and 41,421,667 shares issued and outstanding as of December 31, 2013 and 2012, respectively	39	41
Accumulated other comprehensive loss	(213)	(102)
Additional paid-in capital	1,003,116	1,006,873
Accumulated deficit	(925,002)	(863,021)
Total stockholders’ equity	77,949	143,800
Noncontrolling interest	207,026	210,698
Total equity	284,975	354,498
Total liabilities, redeemable noncontrolling interests and equity	$1,414,355	$1,460,195

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012		2011
	(In thousands, except share data)

NET REVENUE	$448,700	$424,573		$364,297
OPERATING EXPENSES:
Programming and technical	138,021	135,974		115,106
Selling, general and administrative, including stock-based compensation of $43, $67 and $992, respectively	145,261	137,843		126,513
Corporate selling, general and administrative, including stock-based compensation of $148, $104 and $4,154, respectively	39,700	40,457		37,850
Depreciation and amortization	37,870	38,777		37,142
Impairment of long-lived assets	14,880	313		22,331
Total operating expenses	375,732	353,364		338,942
Operating income	72,968	71,209		25,355
INTEREST INCOME	245	248		354
INTEREST EXPENSE	89,196	90,797		88,120
LOSS ON RETIREMENT OF DEBT	—	—		(7,743)
GAIN ON INVESTMENT IN AFFILIATED COMPANY	—	—		146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	—		3,287
OTHER (INCOME) EXPENSE, net	(307)	1,357		324
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations, net of tax	(15,676)	(20,697)		79,688
PROVISION FOR INCOME TAXES	28,719	33,235		66,686
Net (loss) income from continuing operations	(44,395)	(53,932)		13,002
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	885	(184)		(99)
CONSOLIDATED NET (LOSS) INCOME	(43,510)	(54,116)		12,903
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,471	12,749		10,014
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(61,981)	$(66,865)		$2,889

BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(1.30)	$(1.33)		$0.06
Discontinued operations	0.02	(0.00)		(0.00)
Net (loss) income attributable to common stockholders	$(1.28)	$(1.34)	*	$0.06

DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(1.30)	$(1.33)		$0.06
Discontinued operations	0.02	(0.00)		(0.00)
Net (loss) income attributable to common stockholders	$(1.28)	$(1.34)	*	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,370,195	50,015,252		50,739,447
Diluted	48,370,195	50,015,252		52,294,322

*Per share amounts do not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
	2013	2012	2011
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(43,510)	$(54,116)	$12,903
NET CHANGE IN UNREALIZED GAIN ON DERIVATIVE AND HEDGING ACTIVITIES	—	—	158
NET CHANGE IN UNREALIZED (LOSS) GAIN ON INVESTMENT ACTIVITIES	(111)	97	(199)
COMPREHENSIVE (LOSS) INCOME	(43,621)	(54,019)	12,862
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,471	12,749	10,014
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(62,092)	$(66,768)	$2,848

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
NONCONTROLLING INTEREST
For The Years Ended December 31, 2011, 2012 and 2013

	Radio One, Inc. Stockholders
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Noncontrolling
	Stock	Class A	Class B	Class C	Class D	(Loss) Income	Capital	Deficit	Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2010	$—	$3	$3	$3	$45	$(1,424)	$994,750	$(799,045)	$—	$194,335
Consolidated net income	—	—	—	—	—	—	—	2,889	7,959	10,848
Conversion of 76,486 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of 54,566 shares of Class A common stock	—	—	—	—	—	—	(73)	—	—	(73)
Repurchase of 4,245,567 shares of Class D common stock	—	—	—	—	(4)	—	(9,397)	—	—	(9,401)
Recognition of noncontrolling interest in TV One	—	—	—	—	—	—	—	—	209,410	209,410
Net change in unrealized loss on investment activities, net of taxes	—	—	—	—	—	(199)	—	—	—	(199)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	158	—	—	—	158
Termination of interest rate swap	—	—	—	—	—	1,266	—	—	—	1,266
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	11,414	—	—	11,414
Stock-based compensation expense	—	—	—	—	—	—	5,146	—	—	5,146
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(12,306)	(12,306)
BALANCE, as of December 31, 2011	$—	$3	$3	$3	$41	$(199)	$1,001,840	$(796,156)	$205,063	$410,598
Consolidated net loss	—	—	—	—	—	—	—	(66,865)	13,376	(53,489)
Conversion of 12,000 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gain on investment activities, net of taxes	—	—	—	—	—	97	—	—	—	97
Stock-based compensation expense	—	—	—	—	—	—	171	—	—	171
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	4,862	—	—	4,862
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7,741)	(7,741)
BALANCE, as of December 31, 2012	$—	$3	$3	$3	$41	$(102)	$1,006,873	$(863,021)	$210,698	$354,498
Consolidated net loss	—	—	—	—	—	—	—	(61,981)	17,807	(44,174)
Net change in unrealized loss on investment activities, net of taxes	—	—	—	—	—	(111)	—	—	—	(111)
Stock-based compensation expense	—	—	—	—	—	—	191	—	—	191
Repurchase of 32,669 shares of Class A common stock	—	—	—	—	—	—	(71)	—	—	(71)
Repurchase of 2,630,574 shares of Class D common stock	—	—	—	—	(2)	—	(5,396)	—	—	(5,398)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	1,519	—	—	1,519
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(21,479)	(21,479)
BALANCE, as of December 31, 2013	$—	$3	$3	$3	$39	$(213)	$1,003,116	$(925,002)	$207,026	$284,975

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011

	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net (loss) income	$(43,510)	$(54,116)	$12,903
Adjustments to reconcile consolidated net (loss) income to net cash from operating activities:
Depreciation and amortization	37,870	38,777	37,142
Amortization of debt financing costs	5,347	3,073	3,750
Amortization of content assets	50,412	47,328	31,539
Amortization of launch assets	9,967	9,961	—
Deferred income taxes	27,308	34,728	64,151
Gain on investment in affiliated company	—	—	(146,879)
Impairment of long-lived assets	14,880	313	22,331
Equity in income of affiliated company	—	—	(3,287)
Stock-based compensation	191	171	5,146
Non-cash interest	—	15,089	26,023
Loss on retirement of debt	—	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	(16,340)	1,931	2,974
Prepaid expenses and other assets	(1,482)	1,300	3,245
Other assets	145	340	3,843
Accounts payable	1,859	(216)	(2,823)
Accrued interest	(18)	(854)	2,145
Accrued compensation and related benefits	2,790	184	(1,640)
Income taxes payable	893	(1,794)	123
Other liabilities	150	4,363	(13,788)
Payments for content assets	(52,596)	(54,984)	(23,412)
Net cash flows (used in) provided by operating activities from discontinued operations	(837)	(147)	377
Net cash flows provided by operating activities	37,029	45,447	31,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,194)	(12,485)	(9,445)
Purchase of Reach Media shares	—	(2,000)	—
Payment of launch support	—	(54)	—
Net cash and investments acquired in connection with TV One consolidation	—	—	65,245
Proceeds from sales of investment securities	1,665	9,122	—
Purchases of investment securities	(2,544)	(2,627)	—
Proceeds from sale of discontinued operations	4,000	—	—
Net cash flows (used in) provided by investing activities	(6,073)	(8,044)	55,800
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	—	378,280
Debt refinancing and modification costs	—	(2,557)	(6,253)
Repurchase of noncontrolling interests of TV One	—	—	(54,595)
Proceeds from noncontrolling interest member	—	—	2,776
Payment of dividends to noncontrolling interest shareholders of Reach Media	—	—	(1,511)
Payment of dividends to noncontrolling interest members of TV One	(21,479)	(7,741)	(12,306)
Repayment of senior subordinated notes	(747)	—	—
Repayment of credit facility	(3,840)	(5,789)	(356,576)
Repayment of other debt	—	—	(1,000)
Repurchase of common stock	(5,469)	—	(9,474)
Net cash flows used in financing activities	(31,535)	(16,087)	(60,659)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(579)	21,316	26,747
CASH AND CASH EQUIVALENTS, beginning of year	57,255	35,939	9,192
CASH AND CASH EQUIVALENTS, end of year	$56,676	$57,255	$35,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$83,612	$73,307	$56,072
Income taxes	$513	$805	$2,437

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc., a Delaware corporation and its subsidiaries (collectively, “Radio One,” the “Company”, “we” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.9% (See Note 2 – Acquisitions) controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we own with an affiliate of Comcast Corporation; our 80.0% controlling ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show and our syndicated programming assets, including the  Russ Parr Morning Show, the Yolanda Adams Morning Show, the Rickey Smiley Morning Show, Bishop T.D. Jakes’ “Empowering Moments”, and the Reverend Al Sharpton Show; and our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment websites, including News One, UrbanDaily and HelloBeautiful and online social networking websites, including BlackPlanet and MiGente.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences. Recently, the Company has executed a letter of intent with MGM to partner to develop a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic.

Beginning November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was made the subject of a local marketing agreement (“LMA”), and on February 15, 2013, the Company sold that station’s assets.  The remaining assets and liabilities of the Columbus station have been classified as discontinued operations as of December 31, 2013 and December 31, 2012, and the results from operations of this station for years ended December 31, 2013, 2012 and 2011, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As of June 2011, our remaining Boston radio station was made the subject of a LMA whereby we have made available, for a fee, air time on this station to another party. As of September 30, 2013, due to ongoing renegotiations in the terms of the LMA, the station’s radio broadcasting license was reclassified out of assets from discontinued operations and the results from operations of this station for all prior periods were reclassified from discontinued operations to continuing operations. In December 2013, we finalized the renegotiation of the terms of the LMA which now expires December 1, 2016, at which time the station will be transferred. As a result, that station’s radio broadcasting license has been classified as a long-term other asset as of December 31, 2013, and is being amortized through the anticipated transfer date. The accompanying December 31, 2012 consolidated balance sheet has been adjusted to correct an immaterial error in the classification of the Company’s long-term assets related to its Boston market. This correction resulted in an increase in radio broadcasting licenses of approximately $1.2 million and a decrease in other long-term assets of the same amount.

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

(f)   Goodwill and Radio Broadcasting Licenses

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third-party valuation firm, we test for radio broadcasting license impairment at the unit of accounting level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about projected revenue growth, future operating margins, discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also relying primarily on the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities in accordance with ASC 805-10, “Business Combinations.” Any excess of carrying value of the reporting unit’s goodwill balance over its respective implied goodwill is written off as a charge to operations. We then perform a market-based analysis by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing the total of the estimated fair values of our reporting units to the market capitalization of the Company.

For the three years ended December 31, 2013, 2012 and 2011, the Company recorded radio broadcasting license and goodwill impairment charges of approximately $14.9 million, $313,000 and $14.5 million, respectively. See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets for a further discussion of impairment considerations for the financial statement periods presented.

(g)  Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and radio broadcasting licenses, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2013 and 2012 concluded that no impairment to the carrying value of these assets was required. During 2011, impairment indicators existed for Reach Media and the Columbus radio broadcast market, and as a result, we performed impairment testing for these asset groups. The Company recorded impairment charges of approximately $7.8 million related to the long-lived assets of Reach Media during 2011.

(h)  Financial Instruments

Financial instruments as of December 31, 2013 and 2012, consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2013 and 2012, except for the Company’s outstanding senior subordinated notes. The 6 3/8% Senior Subordinated Notes which were due and paid in full in February 2013, had a carrying value of $747,000 and a fair value of approximately $740,000 as of December 31, 2012. The 12 1/2%/15% Senior Subordinated Notes which were due May 2016 had a carrying value of approximately $327.0 million and a fair value of approximately $328.7 million as of December 31, 2013, and a carrying value of approximately $327.0 million and a fair value of approximately $293.5 million as of December 31, 2012. The fair values of the Senior Subordinated Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 are classified as Level 3 since they are not market traded financial instruments.

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

(j)  Revenue Recognition

Within our Radio Broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $32.4 million, $35.2 million and $31.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services on non-radio station branded websites, including advertising aimed at diversity recruiting and studio services, where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, which provide top-tier third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party’s reported revenue.

TV One, the driver of revenues in our cable television segment, derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also receives affiliate fees and records revenue during the term of various affiliation agreements based on the most recent subscriber counts reported by the applicable affiliate.

 (k) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support was approximately 10.9 years as of each of December 31, 2013, and 2012. The remaining weighted-average amortization period for launch support is 1.4 years and 2.4 years as of December 31, 2013, and 2012, respectively. For the years ended December 31, 2013 and 2012, launch asset amortization of approximately $10.0 million and $9.9 million, respectively, was recorded as a reduction of revenue.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2013	2012
	(In thousands)

Launch assets	$39,597	$39,597
Less: Accumulated amortization	(27,034)	(17,067)
Launch assets, net	$12,563	$22,530

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2014 through 2015 is as follows:

(In thousands)

2014	$9,913
2015	$2,650

(l)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2013, 2012 and 2011, barter transaction revenues were approximately $2.6 million, $3.0 million and $3.2 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $2.4 million, $2.7 million and $3.0 million, and $169,000, $308,000 and $238,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

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

(n)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for continuing operations, for the years ended December 31, 2013, 2012 and 2011, were approximately $17.4 million, $13.1 million and $12.0 million, respectively. Advertising and promotional expenses related to discontinued operations were not significant.

 (o)  Income Taxes

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

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities in addition to syndicated radio shows including The Tom Joyner Morning Show, The Rickey Smiley Morning Show, The Russ Parr Morning Show, The Yolanda Adams Morning Show, The James Fortune Show, and The Reverend Al Sharpton Show.  The internet segment includes the results of our online business. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

No single customer accounted for over 10% of our consolidated net revenues during the years ended December 31 2013, 2012 and 2011.

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

(s)  Discontinued Operations

For those businesses where management has committed to a plan to divest or discontinue operations, and for which disposition is probable within the next 12 months, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The fair values are estimated using accepted valuation techniques such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, revenues, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made. However, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the consolidated financial statements.

Businesses to be divested or operationally cease are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and statement of operations results are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheets and to discontinued operations in the consolidated statements of operations for all periods presented. The gains or losses associated with these divested or ceased businesses are recorded in income or loss from discontinued operations on the consolidated statements of operations. The consolidated statements of cash flows are also reclassified for discontinued operations for all periods presented. For businesses reclassified as discontinued, management does not expect any continuing involvement with these businesses after the disposition of these businesses.

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

As of December 31, 2013 and 2012, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2013
Assets subject to fair value measurement:
Corporate debt securities (a)	$147	$147	$—	$—
Mutual funds (a)	2,315	2,315	—	—
Total	$2,462	$2,462	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$2,114	$—	$—	$2,114
Employment agreement award (c)	13,688	—	—	13,688
Total	$15,802	$—	$—	$15,802

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$11,999	$—	$—	$11,999

As of December 31, 2012
Assets subject to fair value measurement:
Corporate debt securities (a)	$192	$192	$—	$—
Mutual funds (a)	1,502	1,502	—	—
Total	$1,694	$1,694	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,345	$—	$—	$5,345
Employment agreement award (c)	11,374	—	—	11,374
Total	$16,719	$—	$—	$16,719

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$12,853	$—	$—	$12,853

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

(c) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. (See Note 10 – Derivative Instruments and Hedging Activities.) The terms of the Employment Agreement remain in effect including eligibility for the TV One award.

(d) The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2013:

		Employment	Redeemable
	Incentive	Agreement	Noncontrolling
	Award Plan	Award	Interests

	(In thousands)

Balance at December 31, 2011	$5,096	$10,346	$20,343
Cash paid to increase ownership interest	—	—	(2,000)
Contribution of syndicated programming assets	—	—	(7,546)
Distribution	(412)	—	—
Net loss attributable to noncontrolling interests	—	—	(628)
Change in fair value	661	1,028	2,684
Balance at December 31, 2012	$5,345	$11,374	$12,853
Net income attributable to noncontrolling interests	—	—	665
Distribution	(3,219)	—	—
Change in fair value	(12)	2,314	(1,519)
Balance at December 31, 2013	$2,114	$13,688	$11,999

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(12)	$(2,314)	$—

Losses included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the years ended December 31, 2013 and 2012.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of	As of
		Significant	December 31, 2013	December 31, 2012
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.8%	10.8%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.8%	10.8%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	12.5%	11.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	2.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded that these assets were not impaired at December 31, 2013 and December 31, 2012, and, therefore, were reported at carrying value as opposed to fair value.

As of December 31, 2013, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $272.0 million and $659.8 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2013, the Company recorded impairment charges totaling approximately $14.9 million related to our Boston, Philadelphia, Cincinnati and Cleveland radio broadcasting licenses. For the years ended December 31, 2012 and 2011, the Company recorded an impairment charge of $313,000 and approximately $22.3 million, respectively. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

 (x) Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights. The license periods granted in these contracts generally run from one year to perpetuity. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing.

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the anticipated usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded additional amortization expense of approximately $6.2 million and $1.2 million as a result of evaluating its contracts for recoverability for the years ended December 31, 2013 and 2012, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs consistent with the accounting prescribed by ASC 740-10-25-46 because the business substance of these transactions is to reduce the overall cost of production for film and television products.

(y) Impact of Recently Issued Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012, and elected to not apply the qualitative assessment as allowed by 2011-08.

In July 2012, the FASB issued ASU 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on January 1, 2013, and elected to not apply the qualitative assessment as allowed by ASU 2012-02.

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

2.  ACQUISITIONS:

On December 31, 2012, the Company, through its wholly-owned subsidiary Radio One Media Holdings, LLC (“ROMH”), completed the purchase of additional shares of Reach Media from certain of its minority shareholders.  In addition to $2.0 million in cash consideration paid to increase the Company’s ownership in Reach Media from approximately 53.5% to 80%, effective January 1, 2013, the radio broadcasting segment contributed the assets and operations of its Syndication One urban programming line-up to Reach Media. We consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to a sales force operating out of Reach Media.

On July 18, 2012, we entered into an LMA with Gaffney Broadcasting, Incorporated (“Gaffney”). Beginning August 27, 2012, we began to broadcast programs produced, owned or acquired by Radio One on Gaffney’s South Carolina radio station, WOSF-FM (previously WNOW-FM). We pay certain operating costs of WOSF-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The LMA continued for 18 months or until we consummated an acquisition of the station under a stock purchase agreement (the “SPA”) with the stockholders of Gaffney. The closing of the acquisition under the SPA was subject to certain conditions including but not limited to approval by the Federal Communications Commission (the “FCC”) of the transfer of Gaffney’s FCC licenses. (See Note 19 - Subsequent Events.)

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

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and due in 2016. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain of its financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. The Company’s purchase price allocation consisted of approximately $61.2 million to current assets, $39.0 million to launch assets, $2.4 million to fixed assets, $204.1 million to indefinite-lived intangibles (goodwill and TV One brand), $287.3 million to definite-lived intangibles (content assets, acquired advertising contracts, advertiser relationships, affiliation agreements, etc.), $225.7 million to liabilities (including the $119.0 million in debt discussed above) and $203.0 million in noncontrolling interests. In connection with this transaction, approximately $28.6 million of goodwill is deductible for tax purposes. In accordance with accounting standards applicable to business combinations, the Company recorded the assets and liabilities of TV One at fair value as of April 14, 2011. The Company recognized an after-tax gain of approximately $146.9 million during 2011 associated with the transaction. The gain is computed as the difference between the carrying value of the Company’s investment in TV One prior to date of consolidation and the fair value of Radio One’s interest in TV One as of the consolidation date. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from an investor. These redemptions by TV One increased Radio One’s ownership interest in TV One from 36.8% to approximately 50.9% as of April 25, 2011. From April 14, 2011 through December 31, 2011, the Company recognized approximately $86.0 million of revenue and approximately $5.5 million of net loss related to TV One operations. The net loss of TV One during that time period included approximately $21.8 million of depreciation and amortization expense as well as approximately $8.6 million of interest expense Since April 2011, our ownership in TV One increased to approximately 51.9% after redemptions of certain management interests.

3.  DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

Columbus: In November 2012, our Columbus, Ohio radio station operating under the call letters WJKR was made the subject of an LMA. On February 15, 2013, the Company closed on the sale of the assets of its Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) to Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”).  The Company sold the assets of WJKR for $4.0 million and recognized a one-time gain on the sale of $893,000 during the year ended December 31, 2013.

The following table summarizes the operating results for the station sold and is classified as discontinued operations for all periods presented:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)

Net revenue	$—	$260	$374
Operating expenses	—	(444)	(493)
Gain on sale of assets	885	—	20
Income (loss) before income taxes	885	(184)	(99)
Income (loss) from discontinued operations, net of tax	$885	$(184)	$(99)

The assets and liabilities of the station classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of December 31,
	2013	2012
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$—	$73
Total current assets	—	73
Property and equipment, net	—	76
Intangible assets, net	—	3,100
Total assets	$—	$3,249
Current liabilities:
Other current liabilities	$—	$82
Total current liabilities	—	82
Long-term liabilities	—	4
Total liabilities	$—	$86

4.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2013	2012	Useful Lives

	(In thousands)

Land and improvements	$3,777	$3,777	—
Buildings	1,554	1,554	31 years
Transmitters and towers	38,680	37,330	7-15 years
Equipment	52,508	49,694	3-7 years
Furniture and fixtures	8,643	8,076	6 years
Software and web development	18,862	16,393	3 years
Leasehold improvements	22,611	20,710	Lease Term
Construction-in-progress	666	1,156	—
	147,301	138,690
Less: Accumulated depreciation and amortization	(112,948)	(103,408)
Property and equipment, net	$34,353	$35,282

Repairs and maintenance costs are expensed as incurred.

5.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2013, 2012 and 2011, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $14.9 million, $313,000 and $14.5 million, respectively.

2013 Interim Impairment Testing

During 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain market’s radio broadcasting licenses, which we performed as of March 31, 2013, June 30, 2013 and September 30, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, the Company recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired. Due to the fact that there were impairment charges recognized for certain FCC licenses during 2013, we deemed to that to be an impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill as of June 30, 2013, and September 30, 2013. There were no interim impairment indicators identified for any of our other reporting units during 2013.

2013 Annual Impairment Testing

We completed our annual impairment assessment as of October 1, 2013. Our October 1, 2013 annual impairment testing indicated the carrying values for our radio broadcasting licenses, radio market goodwill and goodwill attributable to Reach Media, TV One and Interactive One were not impaired.

2012 Interim Impairment Testing

During 2012, the total market revenue growth for certain markets was below that used in our 2011 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of June 30, 2012. The Company recorded an impairment charge of $313,000 related to our Charlotte radio broadcasting licenses. The remaining radio broadcasting licenses that were tested during the second quarter of 2012 were not impaired.

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

Finally, for the third and fourth quarters of 2012, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One net revenues and cash flows declined for the third quarter and year to date 2012 and full year internal projections were revised. As a result of the testing, despite the revised projections, the Company concluded no impairment to the carrying value of goodwill had occurred.

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

2011 Interim Impairment Testing

During 2011, the total market revenue growth for certain markets was below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of May 31, 2011. During the third quarter, there was further deterioration of revenue growth in certain markets, and as such, we deemed that to be an impairment indicator that warranted interim testing of certain radio broadcasting licenses as of September 30, 2011. The Company concluded that our radio broadcasting licenses were not impaired during the second or third quarters of 2011. During the second and third quarters of 2011, the operating performance and current projections for the remainder of the year for specific radio markets were below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of goodwill associated with specific radio markets, which we performed as of May 31, 2011 and as of September 30, 2011. The Company concluded that goodwill had not been impaired during the second and third quarters of 2011.

In addition, Reach Media’s actual operating results did not meet budgeted results during 2011, which was considered an impairment indicator, and as such, interim impairment testing for goodwill attributable to Reach Media was performed in March, June and September of 2011. There were no impairment charges recorded as part of our interim impairment testing.

2011 Annual Impairment Testing

We completed our annual impairment assessment as of October 1, 2011. As a result of our testing, we recorded an impairment charge of approximately $14.5 million against goodwill in our Columbus market. Our October 1, 2011, annual impairment testing indicated the carrying values for our radio broadcasting licenses and goodwill attributable to Interactive One were not impaired.

2011 Year End Impairment Testing

We completed an impairment assessment as of December 31, 2011, for Reach Media. Due to amendments of existing Reach Media affiliate agreements with Radio One, Reach Media’s expected future cash flows were reduced and we considered this an impairment indicator. There were no goodwill impairment charges recorded as part of our year end impairment testing. However, the Company recognized a non-cash impairment charge of approximately $7.8 million related to the long-lived assets of Reach Media.

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

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual impairments assessments since October 2011.

Radio Broadcasting	October 1,	October 1,	October 1,
Licenses	2013	2012	2011

Pre-tax impairment charge (in millions)	$—	$—	$—

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	0.0% - 2.0%	1.0% -2.0%	1.5% - 2.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.0% - 2.0%	1.0% - 2.0%
Mature Market Share Range	6.4% - 26.9%	0.7% - 27.4%	0.7% - 28.9%
Operating Profit Margin Range	30.8% - 47.8%	19.6% - 47.7%	19.1% - 47.4%

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $659.8 million as of December 31, 2013. The Company recorded a non-cash impairment charge of approximately $14.9 million during the year ended December 31, 2013, as part of its interim impairment testing performed throughout the year. There were no other changes to the carrying values of the Company’s radio broadcasting licenses for the year ended December 31, 2013, for each unit of accounting, as noted in the table below. As noted above, each unit of accounting is a cluster of radio stations in one geographical market. The units of accounting are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of		As of
Unit of Accounting	December 31, 2012	Impairment / Transfers	December 31, 2013

	(In thousands )

Unit of Accounting 3	$1,201	$(1,201)	$–
Unit of Accounting 2	3,086	–	3,086
Unit of Accounting 4	9,169	–	9,169
Unit of Accounting 5	18,657	(1,970)	16,687
Unit of Accounting 7	16,165	–	16,165
Unit of Accounting 14	20,434	–	20,434
Unit of Accounting 15	20,886	–	20,886
Unit of Accounting 11	21,135	–	21,135
Unit of Accounting 9	34,270	–	34,270
Unit of Accounting 6	26,242	(3,600)	22,642
Unit of Accounting 16	52,965	–	52,965
Unit of Accounting 13	52,556	–	52,556
Unit of Accounting 8	66,715	–	66,715
Unit of Accounting 12	58,779	(8,600)	50,179
Unit of Accounting 1	93,394	–	93,394
Unit of Accounting 10	179,541	–	179,541
Total	$675,195	$(15,371)	$659,824

Our licenses expire at various dates through April 1, 2022, as set forth in the table on page 20, contained in Part I, Item 1 of this Form 10-K.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 20 reporting units as of our October 2013 annual impairment assessment, consisting of the 16 radio markets and four business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. The Company has adopted and elected to not apply the qualitative assessment as allowed by ASU 2011-08. We evaluate all events and circumstances on an interim basis to determine if a two-step process is required. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to attribute the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

Given the gradual improvement in the economy, we included modest improvement estimates and projections in our 2013 annual assessment compared to our 2012 annual assessment. We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units. Due to the fact that there were impairment charges recognized for certain FCC licenses during 2013, we deemed to that to be an impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill as of June 30, 2013, and September 30, 2013. We did not identify any goodwill impairment during the year ended December 31, 2013.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all annual impairment assessments performed since October 2011.

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2013 (a)	2012 (a)	2011 (a)

Pre-tax impairment charge (in millions)	$–	$–	$14.5

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	0.0% -2.0%	1.0% -2.0%	2.0% -2.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.5% - 2.0%	1.5% - 2.0%
Mature Market Share Range	7.1% - 19.8%	6.7% - 20.8%	7.4% - 20.8%
Operating Profit Margin Range	28.4% - 56.4%	29.3% - 58.5%	29.5% - 54.0%

(a)   Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments since October 2011. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of our interim, annual and year end assessments, the Company concluded no impairment for the goodwill value had occurred.

	October	October	October
	1,	1,	1,
Reach Media Goodwill	2013	2012	2011

Pre-tax impairment charge (in millions)	$-	$-	$-

Discount Rate	13.0%	12.0%	12.0%
Year 1 Revenue Growth Rate	1.5%	2.0%	2.5%
Long-term Revenue Growth Rate Range	(4.5)% - 2.6%	(4.7)% - 2.8%	(2.0)% - 3.5%
Operating Profit Margin Range	11.5% - 21.5%	4.6% - 19.8%	18.8% - 21.7%

Below are some of the key assumptions used in the income approach model for determining the fair value of our internet segment since October 2011. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

Goodwill (Internet	October 1,	October 1,	October 1,
Segment)	2013	2012	2011

Pre-tax impairment charge (in millions)	$-	$-	$-

Discount Rate	14.5%	13.5%	14.5%
Year 1 Revenue Growth Rate	10.0%	13.8%	20.3%
Long-term Revenue Growth Rate (Year 10)	2.5%	2.5%	2.5%
Operating Profit Margin Range	5.4% - 24.8%	(4.8)% - 24.2%	0.0% - 28.8%

Given the consolidation of TV One effective April 14, 2011, the Company performed its first impairment testing in the Cable Television segment in December 2011. Below are some of the key assumptions used in the income approach model for determining the fair value since December 2011. As a result of the testing performed in 2011, 2012 and 2013, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,	December 31,
Cable Television Goodwill	2013	2012	2011

Pre-tax impairment charge (in millions)	$–	$–	$–

Discount Rate	10.8%	10.8%	11.5%
Year 1 Revenue Growth Rate	12.1%	11.2%	13.9%

Long-term Revenue Growth Rate Range	1.1% - 12.1%	2.5% - 12.2%	2.7% - 13.9%

Operating Profit Margin Range	30.6% - 35.7%	33.3% - 36.2%	29.9% - 42.2%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 20 reporting units. The other eight remaining reporting units had no goodwill carrying value balances as of December 31, 2013 and 2012.

Goodwill Valuation Results

The table below presents the Company’s goodwill carrying values for its four reportable segments. There were no changes to the goodwill carrying balances during the year ended December 31, 2013.

	Goodwill Carrying Balances
	As of		As of
Reporting Unit	December 31, 2012	Increase (Decrease)	December 31, 2013
	(In millions)

Radio Broadcasting Segment	$70.8	$-	$70.8

Reach Media Segment	14.4	-	14.4

Internet Segment	21.8	-	21.8

Cable Television Segment	165.0	-	165.0

Total	$272.0	$-	$272.0

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2013 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of December 31,
	2013	2012	Period of Amortization
	(In thousands)

Trade names	$17,133	$17,133	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	19,021	18,674	Term of debt
Intellectual property	14,151	14,151	4-10 Years
Affiliate agreements	186,755	186,755	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	47,688	47,688	2-7 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Brand names - unamortized	39,688	39,688	Indefinite
Other intangibles	3,662	3,662	1-5 Years
	356,086	355,739
Less: Accumulated amortization	(153,493)	(121,738)
Other intangible assets, net	$202,593	$234,001

Amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 was approximately $27.7 million, $28.4 million and $26.2 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2013, 2012 and 2011 was approximately $5.3 million, $4.5 million and $4.7 million, respectively.

The following table presents the Company’s estimate of amortization expense for the years 2014 through 2018 for intangible assets, excluding deferred financing costs:

(In thousands)

2014	$27,314
2015	$26,043
2016	$25,886
2017	$25,880
2018	$25,848

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

The gross value and accumulated amortization of the content assets is as follows:

	As of December 31,
	2013	2012	Period of Amortization
	(In thousands)

Produced content assets:
Completed	$91,667	$63,562
In-production	4,906	7,120
Licensed content assets acquired:
Acquired	94,653	74,041
Content assets, at cost	191,226	144,723	1-9 Years
Less: Accumulated amortization	(128,432)	(78,019)
Content assets, net	62,794	66,704
Current portion	(26,637)	(27,723)
Noncurrent portion	$36,157	$38,981

Future estimated content amortization expense related to agreements entered into as of December 31, 2013, for years 2014 through 2018 is as follows:

(In thousands)

2014	$26,637
2015	$16,927
2016	$9,730
2017	$2,078
2018	$796

Future minimum content payments required under agreements entered into as of December 31, 2013, are as follows:

(In thousands)

2014	$14,359
2015	$5,437
2016	$2,492
2017	$270
2018	$200

7.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers.

On February 25, 2011, TV One completed its $119 million Redemption Financing. The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from an investor. These redemptions by TV One increased the Company’s holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Since April 2011, our ownership in TV One has increased to approximately 51.9% after further redemptions of certain management interests. As of December 31, 2013 and 2012, the Company owned approximately 51.9% and 51.1%, respectively, of TV One on a fully-converted basis.

Prior to the consolidation date, the Company recorded its investment at cost and had adjusted its carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. On April 14, 2011, the Company began to account for TV One on a consolidated basis and the basis of the assets and liabilities of TV One at that date were recorded at fair value. For the period January 1, 2011 to April 14, 2011, the Company’s allocable share of TV One’s operating income was approximately $3.3 million.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we provided TV One with administrative and operational support services and access to Radio One personalities. In consideration of providing these services, we received equity in TV One, and received an annual management fee of $500,000 for providing services under the network services agreement.  The network services agreement, originally scheduled to expire in January 2009 was extended to January 2011, at which time it expired. During 2013, we agreed with Comcast to increase the annual management fee to $1.7 million. While we are receiving the increased fee, we have yet to formally execute a new agreement. Until such time as a new network services agreement is executed, we continue to operate under the terms of the original agreement except for the increased management fee.

Under an advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. Prior to consolidation, the Company recognized $694,000 in revenue relating to these two agreements for the year ended December 31, 2011. The advertising services agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. However, we entered into a new advertising services agreement with TV One with an effective date of January 2011 that expired in January 2014. Under the new advertising services agreement, we (i) provided advertising services to TV One on certain of our media properties and (ii) acted as media placement agent for TV One in certain instances. In return for such services, TV One paid us for such advertising time and services and, where we acted as media placement agent, paid us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services. These costs are eliminated in consolidation. We are currently evaluating the need for a new advertising services agreement.

8.  INVESTMENTS:

The Company’s investments (short-term and long-term) consist of the following:

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Losses	Gains	Value

	(In thousands)
December 31, 2013
Corporate debt securities	$147	$(2)	$2	$147
Mutual funds	2,528	(213)	—	2,315
Total investments	$2,675	$(215)	$2	$2,462

		Gross	Gross
	Amortized Cost	Unrealized	Unrealized	Fair
	Basis	Losses	Gains	Value

	(In thousands)
December 31, 2012
Corporate debt securities	$188	$—	$4	$192
Mutual funds	1,608	(107)	1	1,502
Total investments	$1,796	$(107)	$5	$1,694

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair	Unrealized	Fair	Unrealized	Total
	Value	Losses	Value	Losses	Unrealized
	< 1 Year	< 1 Year	> 1 Year	> 1 Year	Losses

	(In thousands)
December 31, 2013
Corporate debt securities	$119	$(2)	$—	$—	$(2)
Mutual funds	765	(27)	1,477	(186)	(213)
Total investments	$884	$(29)	$1,477	$(186)	$(215)

	Fair	Unrealized	Fair	Unrealized	Total
	Value	Losses	Value	Losses	Unrealized
	< 1 Year	< 1 Year	> 1 Year	> 1 Year	Losses

	(In thousands)
December 31, 2012
Mutual funds	$1,235	$(107)	$—	$—	$(107)
Total investments	$1,235	$(107)	$—	$—	$(107)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. The Company has analyzed the unrealized losses on the 12 and six securities that were in an unrealized loss position as of December 31, 2013, and 2012, respectively, and believe that they do not meet the criteria for an other-than-temporary-impairment. The Company has not decided to sell the affected securities and it is not more likely than not that the Company will be required to sell before a recovery of the amortized cost of the affected securities. However, given the judgmental nature of the Company’s analysis, there is a continuing risk that further declines in fair value may occur. These declines could result in other-than-temporary-impairment losses in future periods.

The amortized cost and estimated fair value of debt securities at December 31, 2013, by contractual maturity, are shown below.

	Amortized
	Cost Basis	Fair Value

	(In thousands)
Within 1 year	$27	$27
After 1 year through 5 years	18	20
After 5 years through 10 years	102	100
Total debt securities	$147	$147

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

	Year Ended December 31,
	2013	2012
	(In thousands)
Proceeds from sales	$1,665	$9,122
Gross realized gains	—	79
Gross realized losses	—	(123)

9.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2013	2012
	(In thousands)

Deferred revenue	$4,760	$4,281
Deferred barter revenue	1,511	825
Incentive award plan	—	3,208
Deferred rent	587	983
Accrued national representative fees	807	782
Accrued miscellaneous taxes	661	826
Income taxes payable	893	—
Tenant allowance	461	576
Other current liabilities	6,496	4,686
Other current liabilities	$16,176	$16,167

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheet are as follows:

	Liability Derivatives
	As of December 31,
	2013		2012
	(In thousands)
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$13,688	Other Long-Term Liabilities	$11,374
Total derivatives		$13,688		$11,374

The effect and the presentation of the Company’s derivative instruments on the consolidated statement of operations are as follows:

	Location of Gain
Derivatives Not Designated	(Loss)	Amount of Gain (Loss)
as Hedging Instruments	in Income of Derivative	in Income of Derivative
		For the Years Ended December 31,
		2013	2012	2011
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(2,314)	$(1,028)	$(3,522)

Hedging Activities

 In June 2005, pursuant to a previous credit agreement, the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. One of the four $25.0 million swap agreements expired in each of June 2007 and 2008, and 2010, respectively. The remaining $25.0 million swap agreement was terminated on March 31, 2011, in conjunction with the March 31, 2011 retirement of our Previous Credit Agreement.  We have no swap agreements in connection with our current credit facilities.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges was recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  For the year ended December 31, 2011, the Company recorded approximately $1.4 million gain in Other Comprehensive Loss on the interest rate swap. The ineffective portion of the change in fair value of the derivatives, if any, was recognized directly in earnings. There was no hedging ineffectiveness during the years ended December 31, 2013, 2012 and 2011.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives were reclassified to interest expense as interest payments were made on the Company’s floating rate debt.  For the year ended December 31, 2011, the Company reclassified $258,000 to interest expense.

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

As of December 31, 2013, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at December 31, 2013, to be approximately $13.7 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The terms of the Employment Agreement remain in effect including eligibility for the TV One award.

11.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2013	2012
	(In thousands)

Senior bank term debt	$373,456	$377,297
63/8% Senior Subordinated Notes due February 2013	—	747
121/2%/15% Senior Subordinated Notes due May 2016	327,034	327,034
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	819,490	824,078
Less: current portion	3,840	4,587
Less: original issue discount	3,855	5,360
Long-term debt, net	$811,795	$814,131

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

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
■	1.10 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
■	1.20 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through September 30, 2014;
■	1.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
■	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
■	4.50 to 1.00 on September 30, 2012 and the last day of each fiscal quarter through December 31, 2013;
■	4.25 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through June 30, 2014;
■	4.00 to 1.00 on September 30, 2014;
■	3.75 to 1.00 on December 31, 2014;
■	3.25 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015; and
■	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
■	8.50 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
■	8.25 to 1.00 on March 31, 2014 and June 30, 2014;
■	8.00 to 1.00 on September 30, 2014;
■	7.50 to 1.00 on December 31, 2014;
■	6.50 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015; and
■	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d)   limitations on:
■	liens;
■	sale of assets;
■	payment of dividends; and
■	mergers.

As of December 31, 2013, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of December 31, 2013		Covenant Limit	Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$102.2

Pro Forma Last Twelve Months Interest Expense (In millions)	$71.3

Senior Debt (In millions)	$341.4
Total Debt (In millions)	$668.5

Interest Coverage
Covenant EBITDA / Interest Expense	1.43	x	1.10	x	0.33	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.34	x	4.50	x	1.16	x

Total Leverage
Total Debt / Covenant EBITDA	6.54	x	8.50	x	1.96	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends from TV One for periods presented.

As of December 31, 2013, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility.   The average interest rate was 7.5% for 2013. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of December 31, 2013, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, approximately $24.0 million was available to be borrowed.

As of December 31, 2013, the Company had outstanding approximately $373.5 million on its term credit facility. During the year ended December 31, 2013, the Company repaid approximately $3.8 million under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, there was no term loan principal repayment based on its December 31, 2012 excess cash flow calculation.

According to the terms of the Credit Agreement, as amended, the Company anticipates making an excess cash flow payment of between $0 and approximately $2.0 million during April 2014, depending on the level of acceptance by our syndicate of lenders.

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

As of December 31, 2013, the Company had outstanding $327.0 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016.  (See Note 19— Subsequent Events.)

Pursuant to Rule 3-10 of Regulation S-X, the Company has in its past periodic reports, including its most recent Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, included in a footnote to its financial statements, condensed consolidating financial information for the Company, the wholly-owned guarantor subsidiaries on a combined basis, the non-wholly owned guarantor subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments and the total consolidated amounts. Pursuant to Rule 3-10 of Regulation S-X, the Company has also included in its past periodic reports the stand-alone financial statements of Reach Media, beginning with its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013. The Company and its subsidiary guarantors filed a Form 15 under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission on March 18, 2014 with respect to its 2016 Notes.  As its new Notes are not registered, the Company will no longer be required to present expanded information with respect to Reach Media or the non-guarantor subsidiaries. The non-guarantor subsidiaries generated 33.3% of our consolidated revenues for the year ended December 31, 2013, and held 10.0% of our consolidated assets as of December 31, 2013. As of December 31, 2013, the non-guarantor subsidiaries, including TV One, had $154.0 million of total liabilities, including $119.0 million represented by the notes issued by TV One.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes that matured in February 2013, were due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. With respect to interest accruing from and after May 15, 2012, such interest accrued at a rate of 12 1/2% payable in cash.

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

A PIK Election remained in effect through May 14, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the year ended December 31, 2012, the Company issued approximately $14.2 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that was in effect through May 14, 2012.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries had fully and unconditionally guaranteed the Company’s 12 1/2%/15% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement, as amended.

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were issued to purchase equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Future scheduled minimum principal payments of debt as of December 31, 2013, are as follows:

	Credit Facility	Senior Subordinated Notes	TV One Senior Secured Notes	Total

2014	$3,840	$—	$—	$3,840
2015	3,840	—	—	3,840
2016	365,776	327,034	119,000	811,810
Total Debt	$373,456	$327,034	$119,000	$819,490

We continually evaluate opportunities based upon market conditions to refinance our outstanding indebtedness in order to reduce our borrowing costs, extend maturities and/or increase our operating flexibility.  There can be no guarantee that any such refinancing opportunities will be available on acceptable terms or at all.

12.  INCOME TAXES:

The Company’s provision for income taxes from continuing operations was approximately $28.7 million for the year ended December 31, 2013, compared to a provision for income taxes of approximately $33.2 million and $66.7 million for the years ended December 31, 2012 and 2011, respectively. A reconciliation of the statutory federal income taxes to the recorded provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2013	2012	2011

	(In thousands)

Statutory tax (@ 35% rate)	$(5,486)	$(7,244)	$27,912
Effect of state taxes, net of federal benefit	(189)	(450)	4,331
Effect of state rate and tax law changes	145	407	750
Other permanent items	214	149	1
Disallowed interest	5,632	5,364	8,825
Non-deductible officer’s compensation	1,453	1,012	2,226
Valuation allowance	42,845	34,644	14,861
Noncontrolling interest	(16,229)	—	—
Effect of permanent impairment of long-lived assets	—	—	4,540
Expiring NOLs and charitable carryovers	64	137	1,037
Forfeiture of stock-based compensation	512	163	1,151
Uncertain tax positions	—	(709)	—
Other	(242)	(238)	1,052
Provision for income taxes	$28,719	$33,235	$66,686

The components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Federal:
Current	$92	$(639)	$1,980
Deferred	21,084	29,120	53,113
State:
Current	1,319	(649)	555
Deferred	6,224	5,403	11,038
Provision for income taxes	$28,719	$33,235	$66,686

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,417	$979
Accruals	2,200	560
Total current deferred tax assets before valuation allowance	3,617	1,539
Valuation allowance	(4,683)	(1,330)
Total current deferred tax (liabilities) assets, net	(1,066)	209

Intangible assets	10,392	15,073
Fixed assets	477	—
Stock-based compensation	890	1,348
Net operating loss carryforwards	309,546	284,702
Other	696	668
Total noncurrent deferred tax assets before valuation allowance	322,001	301,791
Valuation allowance	(317,782)	(278,290)
Net noncurrent deferred tax assets	4,219	23,501
Total deferred tax assets	$3,153	$23,710

Deferred tax liabilities:
Prepaid expenses	(134)	(97)
Total current deferred tax liability	(134)	(97)

Intangible assets	(181,065)	(154,464)
Fixed assets	—	(110)
Partnership interests	(36,895)	(56,606)
Other	(504)	(570)
Total noncurrent deferred tax liabilities	(218,464)	(211,750)
Total deferred tax liabilities	(218,598)	(211,847)
Net current deferred tax (liability) asset	(1,200)	112
Net noncurrent deferred tax liability	(214,245)	(188,249)
Net deferred tax liability	$(215,445)	$(188,137)

As of December 31, 2013, the Company had federal, state, and city net operating loss (“NOL”) carryforward amounts of approximately $778.6 million, $763.3 million, and $173.9 million, respectively. The state and city NOLs are applied separately from the federal NOL as the Company generally files separate state and city returns for each subsidiary. Additionally, the amount of the state NOLs may change if future state apportionment factors differ from current factors. The NOLs may be subject to limitation under Internal Revenue Code Section 382. The NOLs begin to expire as early as 2017, with the final expirations in 2033.

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company had unrecognized tax benefits of approximately $5.1 million related to state NOLs of approximately $62.0 million as of December 31, 2013.

The Company concluded it was more likely than not that the benefit from certain of its deferred tax assets (“DTAs”) would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs with deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that cannot be scheduled to reverse in the same requisite period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given the current total three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $322.5 million, $279.6 million and $244.9 million as of December 31, 2013, 2012 and 2011, respectively.

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state NOL positions. As of December 31, 2013, the Company had unrecognized tax benefits of approximately $5.1 million, of which a net amount of approximately $3.3 million, if recognized, would impact the effective tax rate if there was no valuation allowance. The Company estimates no change to its unrecognized tax benefits prior to the NOL expiration. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In thousands)

Balance as of January 1	$5,071	$5,780	$5,822
Reductions for tax positions as a result of the lapse of applicable statutes of limitations	—	(600)	(42)
Reductions for tax positions as a result of tax settlements	—	(109)	—
Balance as of December 31	$5,071	$5,071	$5,780

As of December 31, 2013, Reach Media is under examination by the Internal Revenue Service for the tax year ended December 31, 2011. Additionally, Radio One is under examination by the state of New York for the tax years ended December 31, 2011, 2010 and 2009, respectively. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2010 through 2013. Additionally, prior years are open to the extent of the amount of the net operating loss from that year. For state and local tax purposes, the open years for tax examinations include the years ended December 31, 2009 through 2013.

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

Stock Repurchase Program

In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization”). Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013.  In January 2013, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s board of directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of December 31, 2013, the Company had $57,000 remaining between the two authorizations with respect to its Class A and D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the year ended December 31, 2013, the Company repurchased 2,630,574 shares of Class D common stock in the amount of $5,397,734 at an average price of $2.05 per share and 32,669 shares of Class A common stock in the amount of $70,986 at an average price of $2.17 per share. During the year ended December 31, 2012, the Company did not repurchase any Class A Common Stock or Class D Common Stock. During the year ended December 31, 2011, the Company repurchased 54,566 shares of Class A common stock in the amount of $73,000 at an average price of $1.34 per share and 4,245,567 shares of Class D common stock in the amount of approximately $9.4 million at an average price of $2.21 per share.

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

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. After the issuance of the LTIP Shares (as defined below), approximately 5,000,000 shares remained available for issuance. On September 26, 2013, the board of directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock. Under the 2009 Plan as currently in effect, in any one calendar year, the compensation committee shall not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. As of December 31, 2013, 7,000,000 shares of Class D Common Stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

The Company did not grant any stock options during the year ended December 31, 2013. The Company granted 150,600 and 181,520 stock options during the years ended December 31, 2012 and 2011, respectively. The per share weighted-average fair value of options granted during the years ended December 31, 2012 and 2011 was $0.73 and $1.38, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2013	2012	2011

Average risk-free interest rate	—	0.62%	2.23%
Expected dividend yield	—	0.00%	0.00%
Expected lives	—	6.00 years	6.00 years
Expected volatility	—	127.5%	120.7%

Transactions and other information relating to stock options for the years December 31, 2013, 2012 and 2011 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,999,000	$9.40	—	—
Grants	182,000	$1.38
Exercised	—	$—
Forfeited/cancelled/expired	(370,000)	$16.57
Outstanding at December 31, 2011	4,811,000	$8.60	—	—
Grants	151,000	$0.83
Exercised	—	$—
Forfeited/cancelled/expired	(332,000)	$11.05
Outstanding at December 31, 2012	4,630,000	$8.17	—	—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(330,000)	$17.43
Outstanding at December 31, 2013	4,300,000	$7.46	2.98	$5,353,663
Vested and expected to vest at December 31, 2013	4,291,000	$7.47	2.97	$5,326,500
Unvested at December 31, 2013	75,000	$0.83	8.43	$222,888
Exercisable at December 31, 2013	4,225,000	$7.58	2.88	$5,130,775

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2013, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the year ended December 31, 2013. The number of options that vested during the year ended December 31, 2013 was 108,725.

As of December 31, 2013, approximately $26,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 5 months. The stock option weighted-average fair value per share was $2.65 at December 31, 2013.

The Company granted 109,645 shares of restricted stock during the year ended December 31, 2013. These restricted shares were issued to the Company’s non-executive directors as a part of their annual compensation package. Each of the five non-executive directors received 21,929 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2013. These shares vest over a two-year period in equal 50% installments. The Company did not grant shares of restricted stock during year ended December 31, 2012.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2013, 2012 and 2011 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2010	2,310,000	$2.92
Grants	60,000	$1.19
Vested	(2,203,000)	$2.99
Forfeited/cancelled/expired	(23,000)	$3.17
Unvested at December 31, 2011	144,000	$1.10
Grants	—	$—
Vested	(62,000)	$1.09
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2012	82,000	$1.11
Grants	110,000	$2.28
Vested	(62,000)	$1.09
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2013	130,000	$2.11

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2013, approximately $204,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over the weighted-average period of 11 months.

14.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the years ended December 31, 2013, 2012 and 2011, Radio One paid $0, $38,000 and $6,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the years ended December 31, 2013, 2012 and 2011, the Company provided advertising to Music One in the amount of $0, $1,000 and $1,000, respectively.

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

15.   PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2013, 2012 and 2011.

16.  COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through APRIL 1, 2022. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

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

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as December 2016. During the years ended December 31, 2013, 2012 and 2011, the Company incurred expenses of approximately $9.2 million, $9.8 million and $12.5 million, respectively, in connection with these agreements. The expenses related to discontinued operations associated with these agreements were not significant.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 18 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets. The future rentals under non-cancelable leases as of December 31, 2013, are shown below.

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

		Other
		Operating
	Operating	Contracts
	Lease	and
	Payments	Agreements
	(In thousands)
Years ending December 31:
2014	$9,890	$60,481
2015	8,621	30,205
2016	7,760	14,697
2017	7,007	8,674
2018	3,804	320
2019 and thereafter	14,062	106
Total	$51,144	$114,483

 Rent expense included in continuing operations for the years ended December 31, 2013, 2012 and 2011 was approximately $10.3 million, $10.6 million and $9.5 million, respectively. Rent expense related to discontinued operations were not significant.

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

Letters of Credit

As of December 31, 2013, we had four standby letters of credit totaling $1.0 million in connection with our annual insurance policy renewals and real estate leases.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31 (a)	June 30 (a)	September 30(a)	December 31

	(In thousands, except share data)
2013:
Net revenue	$99,112	$119,602	$118,391	$111,595
Operating income	15,455	18,330	21,795	17,388
Net loss from continuing operations	(13,305)	(8,555)	(8,904)	(13,631)
Income (loss) from discontinued operations	890	3	—	(8)
Consolidated net loss attributable to common stockholders	(18,106)	(14,214)	(13,221)	(16,440)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.38)	$(0.29)	$(0.28)	$(0.35)
Net (loss) income from discontinued operations per share	0.02	0.00	—	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(0.36)	$(0.29)	$(0.28)	$(0.35)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.38)	$(0.29)	$(0.28)	$(0.35)
Net (loss) income from discontinued operations per share	0.02	0.00	—	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(0.36)	$(0.29)	$(0.28)	$(0.35)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	49,861,964	48,737,941	47,443,031	47,441,175
Weighted average shares outstanding — diluted	49,861,964	48,737,941	47,443,031	47,441,175

(a)
The net loss from continuing operations for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 includes approximately $1.4 million, $9.8 million and $3.7 million, respectively of pre-tax impairment charges.

	Quarters Ended
	March 31	June 30 (a)	September 30	December 31

	(In thousands, except share data)
2012:
Net revenue	$102,964	$105,830	$109,894	$105,885
Operating income	13,725	21,385	21,498	14,601
Net (loss) income from continuing operations	(75,156)	46,452	(10,215)	(15,013)
(Loss) income from discontinued operations	(29)	13	(40)	(128)
Consolidated net (loss) income attributable to common stockholders	(79,242)	42,668	(13,064)	(17,227)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.58)	$0.85	$(0.26)	$(0.34)
Net (loss) income from discontinued operations per share	(0.00)	0.00	(0.00)	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(1.58)	$0.85	$(0.26)	$(0.34)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.58)	$0.85	$(0.26)	$(0.34)
Net (loss) income from discontinued operations per share	(0.00)	0.00	(0.00)	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(1.58)	$0.85	$(0.26)	$(0.34)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	49,994,974	50,006,008	50,019,048	50,042,751
Weighted average shares outstanding — diluted	49,994,974	50,124,418	50,019,048	50,042,751

(a)	The net income from continuing operations for the quarter ended June 30, 2012, includes $313,000 of pre-tax impairment charges.

18.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Company aggregates the broadcast markets in which it operates into the radio broadcasting segment. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities and operations of the Syndication One Urban programming line-up. Effective, January 1, 2013, we consolidated our syndication network programming within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. In connection with the consolidation, we shifted our syndicated programming sales to a sales force operating out of Reach Media. Segment data for the years ended December 31, 2012 and 2011, has been reclassified to conform to the current period presentation. These reclassifications occurred between the radio broadcasting segment, the Reach Media segment and Corporate/Eliminations/Other. The internet segment includes the results of our online business, including the operations of Interactive One. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the years ended December 31, 2013, 2012 and 2011 is presented in the following table:

	For the Years Ended December 31,
	2013	2012	2011

	(In thousands)
Net Revenue:
Radio Broadcasting	$222,544	$223,404	$209,758
Reach Media	56,741	55,154	59,708
Internet	25,639	19,852	17,529
Cable Television	149,472	131,178	86,024
Corporate/Eliminations/Other	(5,696)	(5,015)	(8,722)
Consolidated	$448,700	$424,573	$364,297

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$128,001	$129,843	$130,797
Reach Media	50,833	54,168	50,906
Internet	25,319	21,179	20,062
Cable Television	100,117	91,361	61,369
Corporate/Eliminations/Other	18,712	17,723	16,335
Consolidated	$322,982	$314,274	$279,469

Depreciation and Amortization:
Radio Broadcasting	$6,071	$6,308	$6,639
Reach Media	1,242	1,302	4,091
Internet	2,490	3,210	3,694
Cable Television	26,324	26,864	21,790
Corporate/Eliminations/Other	1,743	1,093	928
Consolidated	$37,870	$38,777	$37,142

Impairment of Long-Lived Assets:
Radio Broadcasting	$14,880	$313	$14,509
Reach Media	—	—	7,822
Internet	—	—	—
Cable Television	—	—	—
Corporate/Eliminations/Other	—	—	—
Consolidated	$14,880	$313	$22,331

Operating income (loss):
Radio Broadcasting	$73,592	$86,940	$57,813
Reach Media	4,666	(316)	(3,111)
Internet	(2,170)	(4,537)	(6,227)
Cable Television	23,031	12,953	2,865
Corporate/Eliminations/Other	(26,151)	(23,831)	(25,985)
Consolidated	$72,968	$71,209	$25,355

	As of
	December 31, 2013	December 31, 2012
	(In thousands)

Total Assets:
Radio Broadcasting	$760,451	$801,340
Reach Media	33,302	29,492
Internet	31,429	32,076
Cable Television	524,025	535,344
Corporate/Eliminations/Other	65,148	61,943
Consolidated	$1,414,355	$1,460,195

19.  SUBSEQUENT EVENTS:

On February 3, 2014, the Company executed a new LMA, effective December 1, 2013, for its remaining station in Boston.  The LMA has a three-year term, and at the conclusion of the LMA, the Company’s remaining Boston station will be sold to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC.

On February 10, 2014, the Company closed a private offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “Notes”). The Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The Notes will mature on February 15, 2020. Interest on the Notes accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15, commencing on August 15, 2014. The Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 12.5%/15.0% Senior Subordinated Notes due 2016 (the “2016 Notes”) and to pay the related accrued interest, premiums, fees and expenses associated therewith.

Pursuant to Rule 3-10 of Regulation S-X, the Company has in its past periodic reports, including its most recent Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, included in a footnote to its financial statements, condensed consolidating financial information for the Company, the wholly-owned guarantor subsidiaries on a combined basis, the non-wholly owned guarantor subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments and the total consolidated amounts. Pursuant to Rule 3-10 of Regulation S-X, the Company has also included in its past periodic reports the stand-alone financial statements of Reach Media, beginning with its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013. The Company and its subsidiary guarantors filed a Form 15 under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission on March 18, 2014 with respect to its 2016 Notes.  As its new Notes are not registered, the Company will no longer be required to present expanded information with respect to Reach Media or the non-guarantor subsidiaries. The non-guarantor subsidiaries generated 33.3% of our consolidated revenues for the year ended December 31, 2013, and held 10.0% of our consolidated assets as of December 31, 2013. As of December 31, 2013, the non-guarantor subsidiaries, including TV One, had $154.0 million of total liabilities, including $119.0 million represented by the notes issued by TV One.

On February 27, 2014, the Company paid $7.5 million to complete the acquisition of Gaffney Broadcasting, Incorporated (“Gaffney”).  Prior to the closing of the acquisition, the Company operated the assets of Gaffney pursuant to the terms of an LMA. In connection with the acquisition, the Company is required to add Gaffney as a party to the agreements governing its outstanding notes and its senior credit facility.  The Company is in the process of adding Gaffney as a party to those agreements governing its outstanding notes and its senior credit facility.

Recently, the Company has executed a letter of intent with MGM to partner to develop a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland.  The Company has the ability to invest up to $40 million in the project for a mid-single digit % ownership interest.  There is an initial commitment of $5 million due in 2014, with the option to invest up to a further $35 million in 2016.

As reported on the current report on Form 8-K filed March 19, 2014, on March 13, 2014, the compensation committee of the Board of Directors of the Company awarded cash bonuses to the CEO and Catherine L. Hughes, Founder and Chairperson of the Company, for the year ended December 31, 2013. Mr. Liggins was awarded a cash bonus in the amount of $1.5 million and Ms. Hughes was awarded a cash bonus in the amount of $500,000.

RADIO ONE, INC. AND SUBSIDIARIES

 SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012 and 2011

	Balance	Additions
	At	Charged	Acquired		Balance
	Beginning	To	From		at End
Description	of Year	Expense	Acquisitions	Deductions	of Year
	(In thousands)
Allowance for Doubtful Accounts:
2013	$3,631	$2,124	$—	$1,362	$4,393
2012	3,719	$1,504	$—	$1,592	$3,631
2011	3,023	1,840	1,123	2,267	3,719

	Balance	Additions
	At	Charged	Acquired		Balance
	Beginning	To	From		at End
Description	of Year	Expense	Acquisitions	Deductions	of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2013	$279,620	$42,845	$—	$—	$322,465
2012	244,927	$34,518	$—	$175	$279,620
2011	230,359	14,015	—	553	244,927

S-1