Form 10-Q
period 2014-03-31
RADIO ONE, INC.
filed 2014-05-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Class A Common Stock, $.001 Par Value	2,344,968
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	39,435,103

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic sluggishness and volatility, credit and equity market unpredictability, high unemployment and continued fluctuations in the U.S. and other world economies may have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt at favorable interest rates or upon other favorable terms or finance other strategic transactions given fluctuations in market conditions;

•	fluctuations in the U.S. economy and the local economies of the markets in which we operate could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media distribution platforms and technologies;

•	the impact of our acquisitions, dispositions and similar transactions as well as consolidation in industries in which we operate and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2013.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$111,072	$99,112
OPERATING EXPENSES:
Programming and technical	35,272	30,521
Selling, general and administrative, including stock-based compensation of $5 and $14, respectively	40,618	32,738
Corporate selling, general and administrative, including stock-based compensation of $40 and $29, respectively	10,081	9,477
Depreciation and amortization	9,270	9,551
Impairment of long-lived assets	—	1,370
Total operating expenses	95,241	83,657
Operating income	15,831	15,455
INTEREST INCOME	53	40
INTEREST EXPENSE	21,863	22,159
LOSS ON RETIREMENT OF DEBT	5,679	—
OTHER EXPENSE (INCOME), net	66	(40)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations	(11,724)	(6,624)
PROVISION FOR INCOME TAXES	8,578	6,681
Net loss from continuing operations	(20,302)	(13,305)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	890
CONSOLIDATED NET LOSS	(20,302)	(12,415)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,881	5,691
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(25,183)	$(18,106)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.53)	$(0.38)
Discontinued operations, net of tax	—	0.02
Net loss attributable to common stockholders	$(0.53)	$(0.36)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,441,175	49,861,964
Diluted	47,441,175	49,861,964

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)

CONSOLIDATED NET LOSS	$(20,302)	$(12,415)
NET CHANGE IN UNREALIZED GAIN (LOSS) ON INVESTMENT ACTIVITIES	120	(20)
COMPREHENSIVE LOSS	(20,182)	(12,435)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,881	5,691
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(25,063)	$(18,126)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,804	$56,676
Short-term investments	307	2,292
Trade accounts receivable, net of allowance for doubtful accounts of $4,630 and $4,393, respectively	96,182	98,323
Prepaid expenses	3,815	5,467
Current portion of content assets	31,424	26,637
Other current assets	3,293	3,108
Total current assets	180,825	192,503
CONTENT ASSETS, net	38,509	36,157
PROPERTY AND EQUIPMENT, net	33,477	34,353
GOODWILL	274,749	272,037
RADIO BROADCASTING LICENSES	666,797	659,824
LAUNCH ASSETS, net	10,071	12,563
OTHER INTANGIBLE ASSETS, net	195,345	202,593
OTHER ASSETS	6,721	4,325
Total assets	$1,406,494	$1,414,355
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,245	$7,293
Accrued interest	4,936	5,831
Accrued compensation and related benefits	8,317	13,955
Current portion of content payables	13,763	14,359
Other current liabilities	13,758	16,176
Current portion of long-term debt	3,840	3,840
Current deferred tax liabilities	1,269	1,200
Total current liabilities	53,128	62,654
LONG-TERM DEBT, net of current portion and original issue discount	819,196	811,795
CONTENT PAYABLES, net of current portion	15,539	8,399
OTHER LONG-TERM LIABILITIES	19,810	20,288
DEFERRED TAX LIABILITIES, net	225,393	214,245
Total liabilities	1,133,066	1,117,381

REDEEMABLE NONCONTROLLING INTERESTS	11,455	11,999

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,344,968 and 2,574,291 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 and 3,121,048 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 39,435,103 and 39,013,638 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	39	39
Accumulated other comprehensive loss	(93)	(213)
Additional paid-in capital	1,003,715	1,003,116
Accumulated deficit	(950,185)	(925,002)
Total stockholders’ equity	53,485	77,949
Noncontrolling interest	208,488	207,026
Total equity	261,973	284,975
Total liabilities, redeemable noncontrolling interests and equity	$1,406,494	$1,414,355

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity

	(In Thousands)
BALANCE, as of December 31, 2013	$—	$3	$3	$3	$39	$(213)	$1,003,116	$(925,002)	$207,026	$284,975
Consolidated net (loss) income	—	—	—	—	—	—	—	(25,183)	4,871	(20,312)
Net change in unrealized loss on investment activities	—	—	—	—	—	120	—	—	—	120
Conversion of 229,323 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Conversion of 192,142 shares of Class C common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(3,409)	(3,409)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	554	—	—	554
Stock-based compensation expense	—	—	—	—	—	—	45	—	—	45
BALANCE, as of March 31, 2014	$—	$3	$3	$3	$39	$(93)	$1,003,715	$(950,185)	$208,488	$261,973

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(20,302)	$(12,415)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,270	9,551
Amortization of debt financing costs	1,256	1,317
Amortization of content assets	11,800	8,796
Amortization of launch assets	2,492	2,491
Deferred income taxes	8,505	6,604
Impairment of long-lived assets	—	1,370
Stock-based compensation	45	43
Loss on retirement of debt	5,679	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	2,141	(1,804)
Prepaid expenses and other assets	1,467	(3,219)
Other assets	159	42
Accounts payable	(48)	1,122
Accrued interest	(895)	220
Accrued compensation and related benefits	(5,638)	(2,199)
Income taxes payable	(601)	56
Other liabilities	(1,834)	1,138
Payments for content assets	(12,395)	(12,451)
Net cash flows used in operating activities of discontinued operations	—	(858)
Net cash flows provided by (used in) operating activities	1,101	(196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,672)	(2,220)
Proceeds from sales of investment securities	23	503
Purchases of investment securities	(980)	(1,831)
Proceeds from sale of discontinued operations	—	4,000
Proceeds from sale of assets held for sale	225	—
Acquisition of station and broadcasting assets	(7,140)	—
Net cash flows (used in) provided by investing activities	(9,544)	452
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	(327,034)	(747)
Premium paid on repayment of senior subordinated notes	(1,554)	—
Proceeds from debt issuance	335,000	—
Repurchase of common stock	—	(1,526)
Repayment of credit facility	(960)	(960)
Debt refinancing costs	(4,472)	(23)
Payment of dividends to noncontrolling interest members of TV One	(3,409)	(7,829)
Net cash flows used in financing activities	(2,429)	(11,085)
DECREASE IN CASH AND CASH EQUIVALENTS	(10,872)	(10,829)
CASH AND CASH EQUIVALENTS, beginning of period	56,676	57,255
CASH AND CASH EQUIVALENTS, end of period	$45,804	$46,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$21,438	$20,710
Income taxes, net	$573	$8

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

 Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.9% controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we own together with an affiliate of Comcast Corporation; our 80.0% controlling ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show, the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment websites, including News One, UrbanDaily and HelloBeautiful and online social networking websites, including BlackPlanet and MiGente.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences. Recently, the Company has executed a letter of intent with MGM to invest in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic.

Beginning November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was made the subject of a local marketing agreement (“LMA”), and on February 15, 2013, the Company sold that station’s assets.  The results from operations of this station for the three months ended March 31, 2013, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”) whereby we have made available, for a fee, air time on this station to another party. In December 2013, we renegotiated the terms of the TBA, which now expires December 1, 2016, at which time the station will be conveyed. As a result, that station’s radio broadcasting license has been classified as a long-term other asset as of March 31, 2014, and December 31, 2013, and is being amortized through the anticipated conveyance date.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. (See Note 8 – Segment Information.)

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

(c)  Financial Instruments

Financial instruments as of March 31, 2014, and December 31, 2013, consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, certain accrued expenses, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2014, and December 31, 2013, except for the Company’s outstanding senior subordinated notes. The 12 1/2%/15% Senior Subordinated Notes that the Company repurchased or otherwise redeemed in March 2014 had a carrying value of approximately $327.0 million and a fair value of approximately $328.7 million as of December 31, 2013. Our new 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $335.0 million and fair value of approximately $355.9 million as of March 31, 2014. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 are classified as Level 3 since they are not market traded financial instruments.

(d)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $7.2 million and $6.9 million for the three months ended March 31, 2014 and 2013, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services on non-radio station branded but Company owned websites, including advertising aimed at diversity recruiting and studio services, where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, which provide third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party’s reported revenue.

TV One, the driver of revenues in our cable television segment, derives advertising revenue from the sale of television air time to advertisers, net of agency and outside sales representative commissions, and recognizes revenue when the advertisements are run. TV One also receives affiliate fees and records revenue during the term of various affiliation agreements based on the most recent subscriber counts reported by the applicable affiliate.

(e)  Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Launch amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 10.9 years at each of March 31, 2014, and December 31, 2013. The remaining weighted-average amortization period for launch support is 1.2 years and 1.4 years as of March 31, 2014, and December 31, 2013, respectively. For each of the three month periods ended March 31, 2014, and 2013, launch asset amortization of approximately $2.5 million was recorded as a reduction of revenue.

(f)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2014 and 2013, barter transaction revenues were $819,000 and $618,000, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $778,000 and $549,000 and $41,000 and $69,000, for the three months ended March 31, 2014 and 2013, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Numerator:
Net loss attributable to common stockholders	$(25,183)	$(18,996)
Denominator:
Denominator for basic net loss per share - weighted-average outstanding shares	47,441,175	49,861,964
Effect of dilutive securities:
Stock options and restricted stock	-	-
Denominator for diluted net loss per share - weighted-average outstanding shares	47,441,175	49,861,964

Net loss attributable to common stockholders per share -basic and diluted	$(0.53)	$(0.38)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2014 and 2013, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)

Stock options	4,300	4,630
Restricted stock awards	130	57

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

As of March 31, 2014, and December 31, 2013, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of March 31, 2014
Assets subject to fair value measurement:
Corporate debt securities (a)	$913	$913	$—	$—
Government sponsored enterprise mortgage-backed securities (a)	102	—	102	—
Mutual funds (a)	2,335	2,335	—	—
Total	$3,350	$3,248	$102	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$2,220	$—	$—	$2,220
Employment agreement award (c)	14,641	—	—	14,641
Total	$16,861	$—	$—	$16,861

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$11,455	$—	$—	$11,455

As of December 31, 2013
Assets subject to fair value measurement:
Corporate debt securities (a)	$147	$147	$—	$—
Mutual funds (a)	2,315	2,315	—	—
Total	$2,462	$2,462	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$2,114	$—	$—	$2,114
Employment agreement award (c)	13,688	—	—	13,688
Total	$15,802	$—	$—	$15,802

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$11,999	$—	$—	$11,999

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

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013, respectively:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2013	$2,114	$13,688	$11,999
Net income attributable to noncontrolling interests	—	—	10
Change in fair value	106	953	(554)
Balance at March 31, 2014	$2,220	$14,641	$11,455

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(106)	$(953)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2012	$5,345	$11,374	$12,853
Net loss attributable to noncontrolling interests	—	—	(187)
Change in fair value	—	462	346
Balance at March 31, 2013	$5,345	$11,836	$13,012

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(462)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2014 and 2013.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of March 31, 2014	As of December 31, 2013	As of March 31, 2013
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.7%	10.8%	10.8%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.7%	10.8%	10.8%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	13.0%	12.5%	12.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	1.5%	2.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three months ended March 31, 2014, and, therefore, were reported at carrying value as opposed to fair value.  The Company recorded impairment of approximately $1.4 million related to our Cincinnati radio broadcasting licenses during the three months ended March 31, 2013.

(i)  Impact of Recently Issued Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which adds new disclosure requirements for taxes. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

(k)  Investments

Investment Securities

Investments consist primarily of corporate fixed maturity securities, government sponsored enterprise mortgage-backed securities and mutual funds.

Investments with original maturities in excess of three months and less than one year are classified as short-term investments. Long-term investments have original maturities in excess of one year.

All of our investment securities are classified as “available-for-sale” and reported at fair value. Investments in available-for-sale fixed maturity securities are classified as either current or noncurrent assets based on their contractual maturities. Fixed maturity securities are carried at estimated fair value based on quoted market prices for the same or similar instruments. Investment income is recognized when earned and reported net of investment expenses. Unrealized gains and losses are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized, unless the losses are deemed to be other than temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the statements of operations. For purposes of computing realized gains and losses, the specific-identification method of determining cost was used.

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded $58,000 additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended March 31, 2014, and did not record any additional amortization expense for the three months ended March 31, 2013. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs consistent with the accounting prescribed by ASC 740-10-25-46 because the business substance of these transactions is to reduce the overall cost of production for film and television products.

(m)  Derivatives

As of March 31, 2014, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company estimated the fair value of the award at March 31, 2014, to be approximately $14.6 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The terms of the Employment Agreement remain in effect including eligibility for the TV One award.

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of March 31, 2014		As of December 31, 2013
	(Unaudited)
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$14,641	Other Long-Term Liabilities	$13,688
Total derivatives		$14,641		$13,688

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended March 31,
		2014	2013
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(953)	$(462)

2.  ACQUISITIONS AND DISPOSITIONS:

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

On February 15, 2013, the Company closed on the previously announced sale of the assets of one of its Columbus, Ohio radio stations, WJKR-FM (The Jack, 98.9 FM), to Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”).  The Company sold the assets of WJKR for $4 million and recognized a gain on the sale of $893,000 during the three months ended March 31, 2013.

On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for its remaining station in Boston.  The TBA has a three-year term, and at the conclusion of the TBA, the Company’s remaining Boston station will be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC.

On February 27, 2014, the Company completed the acquisition of Gaffney Broadcasting, Incorporated (“Gaffney”), which consisted of an AM and FM station (WOSF-FM).  Total consideration paid for the two stations was approximately $7.7 million, which includes a deposit that was paid in a prior period. Prior to the closing of the acquisition, the Company operated the assets of the FM station pursuant to the terms of an LMA. In connection with the acquisition, the Company added Gaffney as a party to the agreements governing its outstanding notes and its senior credit facility.  At the February 27, 2014 acquisition date, the AM station assets were classified as assets held for sale in the amount of $225,000. On March 31, 2014, the AM station assets held for sale were sold for $225,000. The Company’s preliminary purchase accounting for assets acquired and liabilities assumed consisted of approximately $426,000 to fixed assets, $7.0 million to radio broadcasting licenses, $2.7 million to goodwill, $44,000 to other definite-lived intangible assets and $2.7 million to deferred tax liabilities. In accordance with accounting standards applicable to business combinations, the Company recorded the assets and liabilities at fair value as of February 27, 2014.

3.  GOODWILL AND RADIO BROADCASTING LICENSES:

Impairment Testing

In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our indefinite-lived radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year.

Valuation of Broadcasting Licenses

During the first quarter of 2014, the total market revenue growth for one of the markets in which we operate was below that used in our 2013 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of that market’s radio broadcasting licenses, which we performed as of March 31, 2014. There was no impairment identified as part of this testing. In addition, during the first quarter of 2013, the total market revenue growth for one of the markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of that market’s radio broadcasting licenses, which we performed as of March 31, 2013. The Company recorded an impairment charge of approximately $1.4 million during the three months ended March 31, 2013, related to our Cincinnati FCC radio broadcasting licenses. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2013, and interim impairment assessments for the quarters ended March 31, 2014 and 2013.

Radio Broadcasting	March 31,	October 1,	March 31,
Licenses	2014 (a)	2013	2013 (a)

Pre-tax impairment charge (in millions)	$—	$—	$1.4

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	1.0%	0.0% – 2.0%	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5%	1.0% – 2.0%	1.5%
Mature Market Share Range	8.6%	6.4% – 26.9%	8.6%
Operating Profit Margin Range	33.6%	30.8% – 47.8%	31.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the first quarter of 2014, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of March 31, 2014. No goodwill impairment was noted during the three months ended March 31, 2014. We did not identify any impairment indicators for the three months ended March 31, 2013. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2013, and interim impairment assessment for the quarter ended March 31, 2014.

Goodwill (Radio Market	March 31,	October 1,
Reporting Units)	2014 (a)	2013 (b)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	2.0%	0.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5%	1.0% - 2.0%
Mature Market Share Range	7.9%	7.1% - 19.8%
Operating Profit Margin Range	28.4%	28.4% - 56.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.
(b)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

4.  INVESTMENTS:

The Company’s investments (short-term and long-term) as of March 31, 2014, and December 31, 2013, consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
March 31, 2014
Corporate debt securities	$906	$(2)	$9	$913
Government sponsored enterprise mortgage-backed securities	101	—	1	102
Mutual funds	2,436	(101)	—	2,335
Total investments	$3,443	$(103)	$10	$3,350

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2013
Corporate debt securities	$147	$(2)	$2	$147
Mutual funds	2,528	(213)	—	2,315
Total investments	$2,675	$(215)	$2	$2,462

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
March 31, 2014
Corporate debt securities	$574	$(2)	$—	$—	$(2)
Government sponsored enterprise mortgage-backed securities	—	—	—	—	—
Mutual funds	289	(22)	1,719	(79)	(101)
Total investments	$863	$(24)	$1,719	$(79)	$(103)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2013
Corporate debt securities	$119	$(2)	$—	$—	$(2)
Mutual funds	765	(27)	1,477	(186)	(213)
Total investments	$884	$(29)	$1,477	$(186)	$(215)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended March 31, 2014.

The amortized cost and estimated fair value of debt securities at March 31, 2014, by contractual maturity, are shown below.

	Amortized Cost Basis	Fair Value
	(In thousands)

Within 1 year	$307	$307
After 1 year through 5 years	295	301
After 5 years through 10 years	304	305
After 10 years	101	102
Total debt securities	$1,007	$1,015

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Proceeds from sales	$23	$503
Gross realized gains	—	—
Gross realized losses	—	—

5.  LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)

Senior bank term debt	$372,496	$373,456
9.25% Senior Subordinated Notes due February 2020	335,000	—
12 1/2%/15% Senior Subordinated Notes due May 2016	—	327,034
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	826,496	819,490
Less: current portion	3,840	3,840
Less: original issue discount	3,460	3,855
Long-term debt, net	$819,196	$811,795

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

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2014, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of March 31, 2014		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$98.7

Pro Forma Last Twelve Months Interest Expense (In millions)	$61.3

Senior Debt (In millions)	$351.1
Total Debt (In millions)	$686.1

Interest Coverage
Covenant EBITDA / Interest Expense	1.61	x	1.20	x	0.41	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.56	x	4.25	x	0.69	x

Total Leverage
Total Debt / Covenant EBITDA	6.95	x	8.25	x	1.30	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends received from TV One for periods presented.

As of March 31, 2014, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.5% for the three months ended March 31, 2014. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of March 31, 2014, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility, after adjusting for outstanding letters of credit. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, and adjusting for the outstanding letters of credit, approximately $24.0 million was available to be borrowed.

As of March 31, 2014, the Company had outstanding approximately $372.5 million on its term credit facility. During the quarter ended March 31, 2014, the Company repaid approximately $1.0 million under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.0 million during April 2014.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12.5%/15% Senior Subordinated Notes due May 2016 (the “2016 Notes”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 ⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  Subsequently, we repurchased or redeemed all remaining Prior Notes pursuant to the terms of their respective indenture. Effective March 13, 2014, the Company repurchased or otherwise redeemed all of the amounts outstanding under the 2016 Notes. The Company recorded a loss on retirement of debt of approximately $5.7 million for the three months ended March 31, 2014. This amount includes a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of March 31, 2014, the Company had $335.0 million of our 2020 Notes outstanding. During the three months ended March 31, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

Pursuant to Rule 3-10 of Regulation S-X, the Company has in its past periodic reports, including its most recent Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, included in a footnote to its financial statements, condensed consolidating financial information for the Company, the wholly-owned guarantor subsidiaries on a combined basis, the non-wholly owned guarantor subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments and the total consolidated amounts. Pursuant to Rule 3-10 of Regulation S-X, the Company also included in its past periodic reports the stand-alone financial statements of Reach Media, beginning with its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013. Given the redemption of the 2016 Notes in March 2014, the Company and its subsidiary guarantors filed a Form 15 under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission on March 18, 2014 with respect to its 2016 Notes.  As the 2020 Notes are not registered, the Company will no longer be required to present expanded information with respect to Reach Media or the non-guarantor subsidiaries.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes that matured in February 2013, were due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind (“PIK”) by issuance of additional 12 1/2%/15% Senior Subordinated Notes due May 2016 (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

The indenture that governs the 2020 Notes also contains covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were issued to purchase equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the 2020 Notes and the 2011 Credit Agreement, as amended.

Future scheduled minimum principal payments of debt as of March 31, 2014, are as follows:

	Credit Facility	Senior Subordinated Notes due 2020	TV One Senior Secured Notes	Total

April – December 2014	$2,880	$—	$—	$2,880
2015	3,840	—	—	3,840
2016	365,776	—	119,000	484,776
2017	—	—	—	—
2018	—	—	—	—
2019	—	—	—	—
2020	—	335,000	—	335,000
Total Debt	$372,496	$335,000	$119,000	$826,496

6.  INCOME TAXES:

The Company recorded tax expense of approximately $8.6 million on a pre-tax loss from continuing operations of approximately $11.7 million for the three months ended March 31, 2014, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the three months ended March 31, 2014, in accordance with ASC 740-270, “Interim Reporting.”

As of March 31, 2014, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2014, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

7.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In January 2013, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s board of directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of March 31, 2014, the Company had $57,000 remaining between the two authorizations with respect to its Class A and D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended March 31, 2014, the Company did not repurchase any Class A Common Stock or Class D Common Stock. During the three months ended March 31, 2013, the Company repurchased 951,974 shares of Class D common stock in the amount of $1,514,903 at an average price of $1.59 per share and 7,150 shares of Class A common stock in the amount of $11,026 at an average price of $1.54 per share.

Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan.  After giving effect to the prior issuances under the 2009 Stock Plan, approximately 5,000,000 shares remained available for issuance prior to the amendment. On September 26, 2013, the board of directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuance prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. As of March 31, 2014, 7,000,000 shares of Class D Common Stock were available for grant under the Amended and Restated 2009 Stock Plan.

Stock-based compensation expense for the three months ended March 31, 2014 and 2013, was approximately $45,000 and $43,000, respectively.

The Company did not grant stock options during the three months ended March 31, 2014 and 2013, respectively.

Transactions and other information relating to stock options for the three months ended March 31, 2014, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,300,000	$7.46		—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	—	$—
Balance as of March 31, 2014	4,300,000	$7.46	2.73	$7,478,480
Vested and expected to vest at March 31, 2014	4,291,000	$7.47	2.72	$7,442,599
Unvested at March 31, 2014	75,000	$0.83	8.18	$294,823
Exercisable at March 31, 2014	4,225,000	$7.58	2.64	$7,184,057

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2014, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2014. This amount changes based on the fair market value of the Company’s stock. There were no options exercised and no options vested during the three months ended March 31, 2014 and 2013.

As of March 31, 2014, $14,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2 months. The stock option weighted-average fair value per share was $2.65 at March 31, 2014.

The Company did not grant shares of restricted stock during the three months ended March 31, 2014 and 2013.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2014, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2013	130,000	$2.11
Grants	—	$—
Vested	—	$—
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2014	130,000	$2.11

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2014, $171,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 8 months.

8.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Company aggregates the broadcast markets in which it operates into the radio broadcasting segment. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show, Tom Joyner Morning Show related activities and related activities and operations of the Syndication One Urban programming line-up. The internet segment includes the results of our online business, including the operations of Interactive One. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the three months ended March 31, 2014 and 2013, is presented in the following tables:

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$49,636	$49,858
Reach Media	16,716	9,541
Internet	6,444	5,052
Cable Television	39,693	35,991
Corporate/Eliminations/Other	(1,417)	(1,330)
Consolidated	$111,072	$99,112

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$31,934	$31,684
Reach Media	16,578	10,347
Internet	6,290	5,552
Cable Television	26,391	20,766
Corporate/Eliminations/Other	4,778	4,387
Consolidated	$85,971	$72,736

Depreciation and Amortization:
Radio Broadcasting	$1,308	$1,553
Reach Media	291	288
Internet	626	710
Cable Television	6,542	6,633
Corporate/Eliminations/Other	503	367
Consolidated	$9,270	$9,551

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$1,370
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$—	$1,370

Operating income (loss):
Radio Broadcasting	$16,394	$15,251
Reach Media	(153)	(1,094)
Internet	(472)	(1,210)
Cable Television	6,760	8,592
Corporate/Eliminations/Other	(6,698)	(6,084)
Consolidated	$15,831	$15,455

	March 31, 2014	December 31, 2013 (a)
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$803,918	$798,900
Reach Media	34,226	39,700
Internet	32,496	34,123
Cable Television	497,868	495,766
Corporate/Eliminations/Other	37,986	45,866
Consolidated	$1,406,494	$1,414,355

(a) The prior year disclosure has been corrected to properly reflect the classification of assets within each reportable segment at December 31, 2013.

9.  COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2014, and as late as 2016. During each of the three month periods ended March 31, 2014 and 2013, the Company incurred expenses of approximately $2.4 million, in connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”).

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.

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

10.  SUBSEQUENT EVENTS:

According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.0 million during April 2014.

On April 11, 2014, the Company filed a registration statement on Form S-3 (the “Registration Statement”) to register $100 million of the Company’s Class D common stock on a “shelf” basis.  On April 30, 2014, the Company received a letter from the United States Securities and Exchange Commission (the “SEC”) stating that the SEC had not and would not review the Registration Statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K, for the year ended December 31, 2013.

Introduction

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

	For The Three Months Ended March 31,
	2014	2013
Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	45.1%	50.5%

Percentage of core radio business generated from local advertising	63.2%	69.1%

Percentage of core radio business generated from national advertising, including network advertising	31.7%	26.5%

Our Reach Media segment generated approximately 15.0% and 9.6% of our total revenue for the three months ended March 31, 2014 and 2013, respectively. Reach’s Media’s net revenue increased for the quarter ended March 31, 2014, compared to the same period in 2013 due primarily to the timing of the “Tom Joyner Fantastic Voyage” which was held in the second quarter of 2013 and the first quarter of 2014. National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue. Our cable television segment generated approximately 35.7% and 36.3% of our total revenue for the three months ended March 31, 2014 and 2013, respectively.

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Interactive One derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages)  are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, which provide third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party’s reported revenue.

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

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for our online business as impressions are delivered, as “click throughs” are made or ratably over contract periods, where applicable. Net revenue is recognized for our cable television business as advertisements are run, and during the term of the affiliation agreements at levels appropriate for the most recent subscriber counts reported by the affiliate, net of launch support.

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest (income) expense, noncontrolling interests’ income, other (income) expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets, loss on retirement of debt and income (loss) from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, station operating income is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Our measure of station operating income may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interest in income of subsidiaries, impairment of long-lived assets, stock-based compensation, loss o retirement of debt, income (loss) from discontinued operations, net of tax, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, as well as our equity in (income) loss of our affiliated company, gain on retirements of debt, and any discontinued operations. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except margin data)

Net revenue	$111,072	$99,112
Station operating income	35,187	35,867
Station operating income margin	31.7%	36.2%
Consolidated net loss attributable to common stockholders	$(25,183)	$(18,106)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Consolidated net loss attributable to common stockholders	$(25,183)	$(18,106)
Add back non-station operating income items included in consolidated net loss:
Interest income	(53)	(40)
Interest expense	21,863	22,159
Provision for income taxes	8,578	6,681
Corporate selling, general and administrative, excluding stock-based compensation	10,041	9,448
Stock-based compensation	45	43
Loss on retirement of debt	5,679	—
Other expense (income), net	66	(40)
Depreciation and amortization	9,270	9,551
Noncontrolling interests in income of subsidiaries	4,881	5,691
Impairment of long-lived assets	—	1,370
Income from discontinued operations, net of tax	—	(890)
Station operating income	$35,187	$35,867

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(25,183)	$(18,106)
Add back non-station operating income items included in consolidated net loss:
Interest income	(53)	(40)
Interest expense	21,863	22,159
Provision for income taxes	8,578	6,681
Depreciation and amortization	9,270	9,551
EBITDA	$14,475	$20,245
Stock-based compensation	45	43
Loss on retirement of debt	5,679	—
Other expense (income), net	66	(40)
Noncontrolling interests in income of subsidiaries	4,881	5,691
Impairment of long-lived assets	—	1,370
Income from discontinued operations, net of tax	—	(890)
Adjusted EBITDA	$25,146	$26,419

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 (In thousands)

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$111,072	$99,112	$11,960	12.1%
Operating expenses:
Programming and technical, excluding stock-based compensation	35,272	30,521	4,751	15.6
Selling, general and administrative, excluding stock-based compensation	40,613	32,724	7,889	24.1
Corporate selling, general and administrative, excluding stock-based compensation	10,041	9,448	593	6.3
Stock-based compensation	45	43	2	4.7
Depreciation and amortization	9,270	9,551	(281)	(2.9)
Impairment of long-lived assets	—	1,370	(1,370)	(100.0)
Total operating expenses	95,241	83,657	11,584	13.8
Operating income	15,831	15,455	376	2.4
Interest income	53	40	13	32.5
Interest expense	21,863	22,159	(296)	(1.3)
Loss on retirement of debt	5,679	—	5,679	100.0
Other expense (income), net	66	(40)	(106)	(265.0)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(11,724)	(6,624)	(5,100)	(77.0)
Provision for income taxes	8,578	6,681	1,897	28.4
Net loss from continuing operations	(20,302)	(13,305)	(6,997)	(52.6)
Income from discontinued operations, net of tax	—	890	(890)	(100.0)
Consolidated net loss	(20,302)	(12,415)	(7,887)	(63.5)
Net income attributable to noncontrolling interests	4,881	5,691	(810)	(14.2)
Net loss attributable to common stockholders	$(25,183)	$(18,106)	$(7,077)	(39.1)%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$111,072	$99,112	$11,960	12.1%

During the three months ended March 31, 2014, we recognized approximately $111.1 million in net revenue compared to approximately $99.1 million during the same period in 2013. Net revenue for our radio broadcasting segment decreased 0.4% compared to the same period in 2013. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in increased 0.4% in total revenues. We experienced net revenue growth most significantly in our Charlotte, Dallas and Detroit markets, with our Atlanta, Cincinnati and Philadelphia markets experiencing the most significant declines. We recognized approximately $39.7 million of revenue from our cable television segment during the three months ended March 31, 2014, compared to approximately $36.0 million for the same period in 2013, the increase due primarily from an increase in advertising sales. Reach’s Media’s net revenue increased approximately $7.2 million for the quarter ended March 31, 2014, compared to the same period in 2013 due primarily to the timing of the “Tom Joyner Fantastic Voyage” which was held in the second quarter of 2013 and the first quarter of 2014. The annual event generated revenue of approximately $6.6 million during the first quarter of 2014. Adjusting for the timing difference for the “Tom Joyner Fantastic Voyage,” Reach Media’s revenue increased 5.9% for the quarter ended March 31, 2014, compared to the same period in 2013. Finally, net revenues for our internet business increased approximately $1.4 million and 27.6% for the three months ended March 31, 2014, compared to the same period in 2013 due to growth in direct revenue as well as advertising and studio services, where Interactive One provides services to other publishers.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$35,272	$30,521	$4,751	15.6%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $15.5 million of our consolidated programming and technical operating expenses were incurred by TV One for the three months ended March 31, 2014, versus approximately $11.4 million for the same period in 2013. Of this total amount incurred by TV One, approximately $13.1 million and $9.0 million for the three months ended March 31, 2014, respectively, relates specifically to content amortization. The increase in TV One programming content amortization is a result of certain special televised events taking place during the quarter.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$40,613	$32,724	$7,889	24.1%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increased expense for the three months ended March 31, 2014, compared to the same period in 2013 is due primarily to timing of Reach Media’s “Tom Joyner Fantastic Voyage,” held during the first quarter of 2014. Reach Media incurred approximately $5.8 million of selling, general and administrative expenses associated with the event. In addition, approximately $8.7 million of our consolidated selling, general and administrative operating expenses were incurred by TV One for the three months ended March 31, 2014, versus approximately $7.0 million for the same period in 2013. TV One incurred higher selling, general and administrative expenses related to higher marketing and promotional expenses to advertise and promote premieres of various TV One shows.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$10,041	$9,448	$593	6.3%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. We recorded a non-cash increase of approximately $492,000 in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment agreement.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$9,270	$9,551	$(281)	(2.9)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2014, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$—	$1,370	$(1,370)	(100.0)%

The impairment of long-lived assets for the three months ended March 31, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Cincinnati radio broadcasting licenses.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$21,863	$22,159	$(296)	(1.3)%

Interest expense decreased to approximately $21.9 million for the three months ended March 31, 2014, compared to approximately $22.2 million for the same period in 2013. Through March 13, 2014, interest on the Company’s 12.5%/15% Senior Subordinated Notes due 2016 (“2016 Notes”) accrued and was paid at a rate of 12.5%. During the three months ended March 31, 2014, the Company repurchased or otherwise redeemed all of the amounts outstanding under the 2016 Notes and closed on a private placement offering of $335.0 million of 9.25% Senior Subordinated Notes due February 2020.

Loss on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$5,679	$—	$5,679	100.0%

The loss on retirement of debt of approximately $5.7 million for the three months ended March 31, 2014, was due to the retirement of the 2016 Notes during the first quarter. This amount includes a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

Provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$8,578	$6,681	$1,897	28.4%

For the three months ended March 31, 2014, and 2013, the provision for income taxes was approximately $8.6 million and $6.7 million, respectively, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. The increase in tax provision is due to the impairment of long-lived intangibles that reduced the DTL and related deferred tax expense for the three months ended March 31, 2013.

Income from discontinued operations, net of tax

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$—	$890	$(890)	(100.0)%

Income from discontinued operations, net of tax, includes the results of operations for our sold radio stations (or stations subject to a local marketing agreement). The activity for the three months ended March 31, 2013, resulted primarily from the sale of our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) in February 2013 which resulted in a gain of $893,000.

Noncontrolling interests in income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2014	2013
$4,881	$5,691	$(810)	(14.2)%

The decrease in noncontrolling interests in income of subsidiaries is due primarily to lower net income generated by TV One during the three months ended March 31, 2014, compared to the 2013 period. In addition, Reach Media generated net income during the three months ended March 31, 2014, compared to a net loss during the 2013 period, which partially offset the decrease.

Other Data

Station operating income

Station operating income decreased to approximately $35.2 million for the three months ended March 31, 2014, compared to approximately $35.9 million for the comparable period in 2013, a decrease of $700,000 or 1.9%. TV One generated lower station operating income for the three months ended March 31, 2014, versus the same period in 2013, due primarily to higher programming content costs and higher marketing and promotional expenses. TV One generated approximately $15.4 million of station operating income during the quarter ended March 31, 2014, compared to $17.6 million during the quarter ended March 31, 2013. This decrease in TV One station operating income was partially offset by an increase in Reach Media’s station operating income. Reach Media generated approximately $1.4 million of station operating income during the quarter ended March 31, 2014, compared to $333,000 during the quarter ended March 31, 2013. The increase was due primarily to the timing of the “Tom Joyner Fantastic Voyage” which was held in the second quarter of 2013 and the first quarter of 2014.

Station operating income margin

Station operating income margin decreased to 31.7% for the three months ended March 31, 2014, from 36.2% for the comparable period in 2013. The margin decrease was primarily attributable to TV One’s lower station operating margin of 38.9% for the three months ended March 31, 2014, compared to 49.0% for the three months ended March 31, 2013. TV One’s lower station operating margin was due primarily to higher programming content costs and higher marketing and promotional expenses. Reach Media’s station operating margin increased from 3.5% for the three months ended March 31, 2013, to 8.3% for the three months ended March 31, 2014.

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

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2014, ratios calculated in accordance with the 2011 Credit Agreement, as amended, are as follows:

	As of March 31, 2014		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$98.7

Pro Forma Last Twelve Months Interest Expense (In millions)	$61.3

Senior Debt (In millions)	$351.1
Total Debt (In millions)	$686.1

Interest Coverage
Covenant EBITDA / Interest Expense	1.61	x	1.20	x	0.41	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.56	x	4.25	x	0.69	x

Total Leverage
Total Debt / Covenant EBITDA	6.95	x	8.25	x	1.30	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends received from TV One for periods presented.

As of March 31, 2014, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.5% for the three months ended March 31, 2014. Quarterly installments of 0.25%, or $960,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of March 31, 2014, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility, after adjusting for outstanding letters of credit. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, and adjusting for outstanding letters of credit, approximately $24.0 million was available to be borrowed.

As of March 31, 2014, the Company had outstanding approximately $372.5 million on its term credit facility. During the quarter ended March 31, 2014, the Company repaid approximately $1.0 million under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.0 million during April 2014.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12.5%/15% Senior Subordinated Notes due May 2016 (the “2016 Notes”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 ⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  Subsequently, we repurchased or redeemed all remaining Prior Notes pursuant to the terms of their respective indenture. Effective March 13, 2014, the Company repurchased or otherwise redeemed all of the amounts outstanding under the 2016 Notes. The Company recorded a loss on retirement of debt of approximately $5.7 million for the three months ended March 31, 2014. This amount includes a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of March 31, 2014, the Company had $335.0 million of our 2020 Notes outstanding. During the three months ended March 31, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

Pursuant to Rule 3-10 of Regulation S-X, the Company has in its past periodic reports, including its most recent Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, included in a footnote to its financial statements, condensed consolidating financial information for the Company, the wholly-owned guarantor subsidiaries on a combined basis, the non-wholly owned guarantor subsidiaries on a combined basis, the non-guarantor subsidiaries on a combined basis, consolidating adjustments and the total consolidated amounts. Pursuant to Rule 3-10 of Regulation S-X, the Company also included in its past periodic reports the stand-alone financial statements of Reach Media, beginning with its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013. Given the redemption of the 2016 Notes in March 2014, the Company and its subsidiary guarantors filed a Form 15 under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission on March 18, 2014, with respect to its 2016 Notes.  As the 2020 Notes are not registered, the Company will no longer be required to present expanded information with respect to Reach Media or the non-guarantor subsidiaries.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes that matured in February 2013, were due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 12 1/2%/15% Senior Subordinated Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind (“PIK”) by issuance of additional 12 1/2%/15% Senior Subordinated Notes due May 2016 (“PIK Notes”) accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

The indenture that governs the 2020 Notes also contains covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries had fully and unconditionally guaranteed the Company’s obligations under the 2020 Notes and the 2011 Credit Agreement, as amended.

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2014:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$369.0	7.50%
9.25% Senior Subordinated Notes (fixed rate)	$335.0	9.25%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%

(1)	Subject to variable Libor plus a spread currently at 7.50% and incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2014 and 2013, respectively:

	2014	2013
	(In thousands)

Net cash flows provided by (used in) operating activities	$1,101	$(196)
Net cash flows (used in) provided by investing activities	$(9,544)	$452
Net cash flows used in financing activities	$(2,429)	$(11,085)

Net cash flows provided by operating activities were approximately $1.1 million compared to net cash flows used in operating activities of $196,000 for the three months ended March 31, 2014 and 2013, respectively.

Net cash flows used in investing activities were approximately $9.5 million compared to net cash flows provided by investing activities of $452,000 for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $1.7 million and $2.2 million for the three months ended March 31, 2014 and 2013, respectively. Proceeds from sales of investment securities were $23,000 and $503,000 for the three months ended March 31, 2014 and 2013, respectively. Purchases of investment securities were $980,000 and approximately $1.8 million for the three months ended March 31, 2014 and 2013, respectively. Proceeds from the sale of discontinued operations were approximately $4.0 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company paid approximately $7.1 million to complete the acquisition of Gaffney.

Net cash flows used in financing activities were approximately $2.4 million and $11.1 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, we repaid approximately $328.0 million and $1.7 million, respectively, in outstanding debt. During the three months ended March 31, 2014, we borrowed approximately $335.0 million in 9.25% Senior Subordinated Notes due 2020. During the three months ended March 31, 2014 and 2013, respectively, we capitalized approximately $4.5 million and $23,000 of costs associated with our indebtedness and its upcoming maturities. TV One paid approximately $3.4 million and $7.8 million in dividends to noncontrolling interest shareholders for the quarter ended March 31, 2014 and 2013, respectively. In addition, during the three months ended March 31, 2013, we repurchased $11,026 of our Class A Common Stock and $1,514,903 of our Class D Common Stock. During the three months ended March 31, 2014, the Company paid a net premium of approximately $1.6 million to retire the 2016 Notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2013, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2013.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2014, we had approximately $666.8 million in broadcast licenses and $274.7 million in goodwill, which totaled $941.5 million, and represented approximately 66.9% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three months ended March 31, 2014. We recorded an impairment charge of approximately $1.4 million against our radio broadcasting licenses during the three months ended March 31, 2013.

We test for impairment annually, or when events or changes in circumstances or other conditions suggest impairment may have occurred. Our annual impairment testing is performed for assets owned as of October 1. Impairment exists when the carrying value of these assets exceeds its respective fair values, and the excess is then recorded to operations as an impairment charge. In testing for goodwill impairment, we follow a two-step approach, also relying primarily on the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities in accordance with ASC 805-10, “Business Combinations.” Any excess of carrying value of the reporting unit’s goodwill balance over its respective implied goodwill is written off as a charge to operations.

Valuation of Broadcasting Licenses

During the first quarter of 2014, the total market revenue growth for one of the markets in which we operate was below that used in our 2013 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of that market’s radio broadcasting licenses, which we performed as of March 31, 2014. There was no impairment identified as part of this testing. In addition, during the first quarter of 2013, the total market revenue growth for one of the markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of that market’s radio broadcasting licenses, which we performed as of March 31, 2013. The Company recorded an impairment charge of approximately $1.4 million during the three months ended March 31, 2013, related to our Cincinnati FCC radio broadcasting licenses. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2013, and interim impairment assessments for the quarters ended March 31, 2014 and 2013.

Radio Broadcasting	March 31,	October 1,	March 31,
Licenses	2014 (a)	2013	2013 (a)

Pre-tax impairment charge (in millions)	$—	$—	$1.4

Discount Rate	10.0%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	1.0%	0.0% – 2.0%	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5%	1.0% – 2.0%	1.5%
Mature Market Share Range	8.6%	6.4% – 26.9%	8.6%
Operating Profit Margin Range	33.6%	30.8% – 47.8%	31.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the first quarter of 2014, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of March 31, 2014. No goodwill impairment was noted during the three months ended March 31, 2014. We did not identify any impairment indicators for the three months ended March 31, 2013. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2013, and interim impairment assessment for the quarter ended March 31, 2014.

Goodwill (Radio Market	March 31,	October 1,
Reporting Units)	2014 (a)	2013 (b)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	2.0%	0.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5%	1.0% - 2.0%
Mature Market Share Range	7.9%	7.1% - 19.8%
Operating Profit Margin Range	28.4%	28.4% - 56.4%

(a)   Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(b)   Reflects the key assumptions for testing only those radio markets with remaining goodwill.

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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which adds new disclosure requirements for taxes. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million senior bank term debt that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $335.0 million in our 9.25% Senior Subordinated Notes due February 2020. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

 Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2014, and as late as 2016. During each of the three month periods ended March 31, 2014 and 2013, the Company incurred expenses of approximately $2.4 million, in connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”).

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 17 years.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Remainder of 2014	2015	2016	2017	2018	2019 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$27,544	$30,988	$30,988	$30,988	$30,988	$369,431	$520,927
Credit facilities(2)	24,455	31,694	372,770	–	–	–	428,919
Other operating contracts / agreements(3)	47,618	34,348	18,212	11,430	651	106	112,365
Operating lease obligations	7,710	9,042	8,188	7,395	4,124	14,444	50,903
Senior Secured Notes(4)	8,925	11,900	121,777	–	–	–	142,602
Total	$116,252	$117,972	$551,935	$49,813	$35,763	$383,981	$1,255,716

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of March 31, 2014.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2014.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Our exposure related to market risk has not changed materially since December 31, 2013.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2013 Annual Report, as updated by our quarterly reports on Form 10-Q and Form 10-Q/A, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

4.13

Supplemental Indenture, dated as of April 30, 2014, among Gaffney Broadcasting, Incorporated and Wilmington Trust, National Association, as trustee under the Indenture dated as of February 10, 2014, relating to the 9.25% Senior Subordinated Notes due 2020.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

May 9, 2014

