Form 10-Q
period 2014-06-30
RADIO ONE, INC.
filed 2014-08-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Class A Common Stock, $.001 Par Value	2,295,809
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	39,632,352

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

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$108,414	$119,602	$219,486	$218,714
OPERATING EXPENSES:
Programming and technical	33,920	32,952	69,192	63,473
Selling, general and administrative, including stock-based compensation of $5 and $10, and $10 and $24, respectively	33,450	41,030	74,068	73,768
Corporate selling, general and administrative, including stock-based compensation of $60 and $37, and $100 and $66, respectively	9,458	8,012	19,539	17,489
Depreciation and amortization	9,236	9,478	18,506	19,029
Impairment of long-lived assets	—	9,800	—	11,170
Total operating expenses	86,064	101,272	181,305	184,929
Operating income	22,350	18,330	38,181	33,785
INTEREST INCOME	81	102	134	142
INTEREST EXPENSE	19,255	22,315	41,118	44,474
LOSS ON RETIREMENT OF DEBT	—	—	5,679	—
OTHER (INCOME) EXPENSE, net	(21)	(30)	45	(70)
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and income from discontinued operations	3,197	(3,853)	(8,527)	(10,477)
PROVISION FOR INCOME TAXES	8,605	4,702	17,183	11,383
Net loss from continuing operations	(5,408)	(8,555)	(25,710)	(21,860)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	3	—	893
CONSOLIDATED NET LOSS	(5,408)	(8,552)	(25,710)	(20,967)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,408	5,662	10,289	11,353
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,816)	$(14,214)	$(35,999)	$(32,320)

BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.23)	$(0.29)	$(0.76)	$(0.67)
Discontinued operations, net of tax	0.00	0.00	0.00	0.02
Net loss attributable to common stockholders	$(0.23)	$(0.29)	$(0.76)	$(0.66)*

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	47,465,653	48,737,941	47,453,414	49,299,953

* Per share amounts do not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)

CONSOLIDATED NET LOSS	$(5,408)	$(8,552)	$(25,710)	$(20,967)
NET CHANGE IN UNREALIZED GAIN (LOSS) ON INVESTMENT ACTIVITIES, NET OF TAX	34	(82)	154	(102)
COMPREHENSIVE LOSS	(5,374)	(8,634)	(25,556)	(21,069)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,408	5,662	10,289	11,353
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,782)	$(14,296)	$(35,845)	$(32,422)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,019	$56,676
Short-term investments	2,583	2,292
Trade accounts receivable, net of allowance for doubtful accounts of $3,777 and $4,393, respectively	94,217	98,323
Prepaid expenses	3,915	5,467
Current portion of content assets	29,221	26,637
Other current assets	3,086	3,108
Total current assets	193,041	192,503
CONTENT ASSETS, net	39,672	36,157
PROPERTY AND EQUIPMENT, net	32,779	34,353
GOODWILL	274,749	272,037
RADIO BROADCASTING LICENSES	666,797	659,824
LAUNCH ASSETS, net	7,579	12,563
OTHER INTANGIBLE ASSETS, net	187,957	202,593
OTHER ASSETS	3,702	4,325
Total assets	$1,406,276	$1,414,355
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,853	$7,293
Accrued interest	12,657	5,831
Accrued compensation and related benefits	9,295	13,955
Current portion of content payables	12,107	14,359
Other current liabilities	13,518	16,176
Current portion of long-term debt	3,829	3,840
Current deferred tax liabilities	1,322	1,200
Total current liabilities	59,581	62,654
LONG-TERM DEBT, net of current portion and original issue discount	817,560	811,795
CONTENT PAYABLES, net of current portion	13,639	8,399
OTHER LONG-TERM LIABILITIES	19,797	20,288
DEFERRED TAX LIABILITIES, net	233,877	214,245
Total liabilities	1,144,454	1,117,381

REDEEMABLE NONCONTROLLING INTERESTS	11,048	11,999

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,295,809 and 2,574,291 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	2	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 and 3,121,048 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 39,632,352 and 39,013,638 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	40	39
Accumulated other comprehensive loss	(59)	(213)
Additional paid-in capital	1,004,248	1,003,116
Accumulated deficit	(961,001)	(925,002)
Total stockholders’ equity	43,236	77,949
Noncontrolling interest	207,538	207,026
Total equity	250,774	284,975
Total liabilities, redeemable noncontrolling interests and equity	$1,406,276	$1,414,355

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In Thousands)
BALANCE, as of December 31, 2013	$—	$3	$3	$3	$39	$(213)	$1,003,116	$(925,002)	$207,026	$284,975
Consolidated net (loss) income	—	—	—	—	—	—	—	(35,999)	10,343	(25,656)
Net change in unrealized loss on investment activities	—	—	—	—	—	154	—	—	—	154
Conversion of 278,482 shares of Class A common stock to Class D common stock	—	(1)	—	—	1	—	—	—	—	—
Conversion of 192,142 shares of Class C common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Exercise of options for 92,040 shares of common stock	—	—	—	—	—	—	125	—	—	125
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(9,831)	(9,831)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	897	—	—	897
Stock-based compensation expense	—	—	—	—	—	—	110	—	—	110
BALANCE, as of June 30, 2014	$—	$2	$3	$3	$40	$(59)	1,004,248	$(961,001)	$207,538	$250,774

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(25,710)	$(20,967)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	18,506	19,029
Amortization of debt financing costs	2,366	2,650
Amortization of content assets	21,683	19,938
Amortization of launch assets	4,984	4,983
Deferred income taxes	17,042	11,001
Impairment of long-lived assets	—	11,170
Stock-based compensation	110	90
Loss on retirement of debt	5,679	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	4,106	(13,293)
Prepaid expenses and other assets	1,574	1,592
Other assets	1,259	914
Accounts payable	(440)	3,014
Accrued interest	6,826	140
Accrued compensation and related benefits	(4,660)	(1,716)
Income taxes payable	(844)	—
Other liabilities	(2,433)	(851)
Payments for content assets	(24,794)	(31,730)
Net cash flows used in operating activities of discontinued operations	—	(1,041)
Net cash flows provided by operating activities	25,254	4,923
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,356)	(5,858)
Proceeds from sales of investment securities	26	753
Purchases of investment securities	(901)	(2,130)
Proceeds from sale of discontinued operations	—	4,000
Proceeds from sale of assets held for sale	225	—
Acquisition of station and broadcasting assets	(7,140)	—
Net cash flows used in investing activities	(11,146)	(3,235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	(327,034)	(747)
Premium paid on repayment of senior subordinated notes	(1,554)	—
Proceeds from debt issuance	335,000	—
Repurchase of common stock	—	(4,257)
Repayment of credit facility	(2,999)	(1,921)
Debt refinancing costs	(4,472)	(23)
Payment of dividends to noncontrolling interest members of TV One	(9,831)	(11,772)
Proceeds from exercise of stock options	125	—
Net cash flows used in financing activities	(10,765)	(18,720)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,343	(17,032)
CASH AND CASH EQUIVALENTS, beginning of period	56,676	57,255
CASH AND CASH EQUIVALENTS, end of period	$60,019	$40,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$31,797	$41,735
Income taxes, net	$885	$81

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 52.1% controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we own together with an affiliate of Comcast Corporation; our 80.0% controlling ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show, the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment websites, including News One, UrbanDaily and HelloBeautiful and online social networking websites, including BlackPlanet and MiGente.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to African-American and urban audiences. Recently, the Company has executed a letter of intent with MGM to invest in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in or about July 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic.

Beginning November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was made the subject of a local marketing agreement (“LMA”), and on February 15, 2013, the Company sold that station’s assets.  The results from operations of this station for the three and six months ended June 30, 2013, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”) whereby, similar in operation to an LMA, we have made available, for a fee, air time on this station to another party. In December 2013, we renegotiated the terms of the TBA, which now expires December 1, 2016, at which time the station will be conveyed. As a result, that station’s radio broadcasting license has been classified as a long-term other asset as of June 30, 2014, and December 31, 2013, and is being amortized through the anticipated conveyance date.

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

Financial instruments as of June 30, 2014, and December 31, 2013, consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, certain accrued expenses, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2014, and December 31, 2013, except for the Company’s outstanding senior subordinated notes. The 12 1/2%/15% Senior Subordinated Notes that the Company repurchased or otherwise redeemed in March 2014 had a carrying value of approximately $327.0 million and a fair value of approximately $328.7 million as of December 31, 2013. Our new 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $335.0 million and fair value of approximately $365.2 million as of June 30, 2014. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 (as described further in Note 5 – Long-Term Debt) are classified as Level 3 since they are not market traded financial instruments.

(d)	Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $8.0 million and $8.3 million for the three months ended June 30, 2014 and 2013, respectively. Agency and outside sales representative commissions were approximately $15.3 million and $15.2 million for the six months ended June 30, 2014 and 2013, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services on non-radio station branded but Company owned websites, including advertising aimed at diversity recruiting and studio services, where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, which provide third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party client’s reported revenue.

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

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Launch support amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 10.9 years at each of June 30, 2014, and December 31, 2013. The remaining weighted-average amortization period for launch support is 1.0 years and 1.4 years as of June 30, 2014, and December 31, 2013, respectively. For the three and six months ended June 30, 2014, launch asset amortization of approximately $2.5 million and $5.0 million, respectively, was recorded as a reduction to revenue. For the three and six months ended June 30, 2013, launch asset amortization of approximately $2.5 million and $5.0 million, respectively, was recorded as a reduction to revenue.

(f)	Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2014 and 2013, barter transaction revenues were $868,000 and $558,000, respectively. For the six months ended June 30, 2014 and 2013, barter transaction revenues were approximately $1.7 million and $1.2 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $827,000 and $540,000 and $41,000 and $18,000, for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $1.6 million and $1.1 million and $81,000 and $86,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
	(In Thousands)
Numerator:
Net loss attributable to common stockholders	$(10,816)	$(14,217)	$(35,999)	$(33,213)
Denominator:
Denominator for basic net loss per share - weighted average outstanding shares	47,465,653	48,737,941	47,453,414	49,299,953
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Denominator for diluted net loss per share - weighted-average outstanding shares	47,465,653	48,737,941	47,453,414	49,299,953

Net loss attributable to common stockholders per share – basic and diluted	$(0.23)	$(0.29)	$(0.76)	$(0.67)

All stock options and restricted stock awards were excluded from the diluted calculation for the three and six months ended June 30, 2014 and 2013, respectively, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
	(Unaudited)
	(In Thousands)

Stock options	4,183	4,183	4,630	4,630
Restricted stock awards	177	181	167	167

(h)	Fair Value Measurements

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

As of June 30, 2014 and December 31, 2013, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2014
Assets subject to fair value measurement:
Corporate debt securities (a)	$1,007	$1,007	$—	$—
Government sponsored enterprise mortgage-backed securities (a)	103	—	103	—
Mutual funds (a)	2,279	2,279	—	—
Total	$3,389	$3,286	$103	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$932	$—	$—	$932
Employment agreement award (c)	15,191	—	—	15,191
Total	$16,123	$—	$—	$16,123

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$11,048	$—	$—	$11,048

As of December 31, 2013
Assets subject to fair value measurement:
Corporate debt securities (a)	$147	$147	$—	$—
Mutual funds (a)	2,315	2,315	—	—
Total	$2,462	$2,462	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$2,114	$—	$—	$2,114
Employment agreement award (c)	13,688	—	—	13,688
Total	$15,802	$—	$—	$15,802

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$11,999	$—	$—	$11,999

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

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 and 2013:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2013	$2,114	$13,688	$11,999
Distribution	(1,370)	—	—
Net loss attributable to noncontrolling interests	—	—	(54)
Change in fair value	188	1,503	(897)
Balance at June 30, 2014	$932	$15,191	$11,048

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(188)	$(1,503)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2012	$5,345	$11,374	$12,853
Distribution	(594)	—	—
Net income attributable to noncontrolling interests	—	—	123
Change in fair value	(12)	1,236	(1,111)
Balance at June 30, 2013	$4,739	$12,610	$11,865

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$12	$(1,236)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and six months ended June 30, 2014 and 2013.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of June 30, 2014	As of December 31, 2013	As of June 30, 2013
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.6%	10.8%	10.8%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.6%	10.8%	10.8%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	12.5%	12.5%	13.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	1.5%	1.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the six months ended June 30, 2014, and, therefore, were reported at carrying value as opposed to fair value. The Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the three months ended June 30, 2013. The Company recorded an impairment charge of approximately $11.2 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the six months ended June 30, 2013.

(i)	Impact of Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company's financial statements, other than presentation and disclosure.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of evaluating the impact, if any, the adoption of this guidance will have on its financial statements.

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

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The Company also has programming for which the Company has engaged third parties to develop and produce, and the Company owns most or all rights. The license periods granted in these contracts generally run from one year to perpetuity. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing.

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended June 30, 2014 and 2013. The Company recorded $58,000 additional amortization expense as a result of evaluating its contracts for recoverability for the six months ended June 30, 2014 and did not record any additional amortization expense for the six months ended June 30, 2013. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(m)	Derivatives

As of June 30, 2014, the Company was party to the Employment Agreement with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company estimated the fair value of the award at June 30, 2014, to be approximately $15.2 million, and, accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The terms of the Employment Agreement remain in effect including eligibility for the TV One award.

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of June 30, 2014		As of December 31, 2013
	(Unaudited)
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$15,191	Other Long-Term Liabilities	$13,688
Total derivatives		$15,191		$13,688

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended June 30,
		2014	2013
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(550)	$(774)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Six Months Ended June 30,
		2014	2013
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(1,503)	$(1,236)

2.	ACQUISITIONS AND DISPOSITIONS:

On October 20, 2011, we entered into a LMA with WGPR, Inc. (“WGPR”). Pursuant to the LMA, beginning October 24, 2011, we began to broadcast programs produced, owned or acquired by Radio One on WGPR’s Detroit radio station, WGPR-FM. We pay certain operating costs of WGPR-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The LMA continues until December 31, 2014, and we have two successive 1-year options for a 4th year and a 5th year that would extend the term until December 31, 2015 and December 31, 2016, respectively. Under the terms of the LMA, WGPR has also granted us certain rights of first negotiation and first refusal, with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the LMA.

On February 15, 2013, the Company closed on the previously announced sale of the assets of one of its Columbus, Ohio radio stations, WJKR-FM (The Jack, 98.9 FM), to Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”).  The Company sold the assets of WJKR for $4 million and recognized a gain on the sale of $893,000 during the six months ended June 30, 2013.

On February 3, 2014, the Company executed a new TBA, similar in operation to an LMA, effective December 1, 2013, for its remaining station in Boston.  The TBA has a three-year term, and at the conclusion of the TBA, the Company’s remaining Boston station will be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC.

On February 27, 2014, the Company completed the acquisition of Gaffney Broadcasting, Incorporated (“Gaffney”), which consisted of an AM and FM station (WOSF-FM).  Total consideration paid for the two stations was approximately $7.7 million, which includes a deposit that was paid in a prior period. Prior to the closing of the acquisition, the Company operated the assets of the FM station pursuant to the terms of an LMA. In connection with the acquisition, the Company added Gaffney as a party to the agreements governing its outstanding notes and its senior credit facility.  At the February 27, 2014 acquisition date, the AM station assets were classified as assets held for sale in the amount of $225,000. On March 31, 2014, the AM station assets held for sale were sold for $225,000. The Company’s purchase accounting for assets acquired and liabilities assumed consisted of approximately $426,000 to fixed assets, $7.0 million to radio broadcasting licenses, $2.7 million to goodwill, $44,000 to other definite-lived intangible assets and $2.7 million to deferred tax liabilities. In accordance with accounting standards applicable to business combinations, the Company recorded the assets and liabilities at fair value as of February 27, 2014.

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

Valuation of Broadcasting Licenses

During the first and second quarters of 2014, the total market revenue growth for certain markets in which we operate was below that used in our 2013 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2014, and June 30, 2014. There was no impairment identified as part of this testing. During the first and second quarters of 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2013, and June 30, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. The remaining radio broadcasting licenses that were tested during the second quarter of 2013 were not impaired. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2013, and interim impairment assessments for the quarters ended June 30, 2014 and 2013.

Radio Broadcasting	June 30,	October 1,	June 30,
Licenses	2014 (a)	2013	2013 (a)

Pre-tax impairment charge (in millions)	$—	$—	$9.8

Discount Rate	9.5%	10.0%	10.5%
Year 1 Market Revenue Growth Rate Range	1.5% - 2.2%	0.0% – 2.0%	2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	2.0%	1.0% – 2.0%	1.5% -2.0%
Mature Market Share Range	6.4% – 26.9%	6.4% – 26.9%	8.6% - 15.1%
Operating Profit Margin Range	34.8% - 47.8%	30.8% – 47.8%	32.6% - 34.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the first and second quarters of 2014, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim impairment analysis for certain radio market reporting units as of June 30, 2014 and March 31, 2014. No goodwill impairment was identified during the three or six months ended June 30, 2014. Due to the fact that there was an impairment charge recognized for certain FCC licenses during the three and six months ended June 30, 2013, we deemed to that to be a goodwill impairment indicator and as such, we performed an interim analysis for certain radio markets’ goodwill. No goodwill impairment was identified during the three or six months ended June 30, 2013. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2013, and interim impairment assessments for the quarters ended June 30, 2014 and 2013.

Goodwill (Radio Market	June 30,	October 1,	June 30,
Reporting Units)	2014 (a)	2013 (b)	2013 (a)

Pre-tax impairment charge (in millions)	$–	$–	$–

Discount Rate	9.5%	10.0%	10.5%
Year 1 Market Revenue Growth Rate Range	1.3% - 1.5%	0.0% -2.0%	1.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.0%	1.0% - 2.0%	1.2% – 1.5%
Mature Market Share Range	7.8% - 9.5%	7.1% - 19.8%	9.2% - 14.4% %
Operating Profit Margin Range	27.9% - 34.8%	28.4% - 56.4%	25.4% - 40.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(b)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

4.	INVESTMENTS:

The Company’s investments (short-term and long-term) as of June 30, 2014, and December 31, 2013, consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
June 30, 2014
Corporate debt securities	$990	$(1)	$18	$1,007
Government sponsored enterprise mortgage-backed securities	102	—	1	103
Mutual funds	2,356	(78)	1	2,279
Total investments	$3,448	$(79)	$20	$3,389

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2013
Corporate debt securities	$147	$(2)	$2	$147
Mutual funds	2,528	(213)	—	2,315
Total investments	$2,675	$(215)	$2	$2,462

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
June 30, 2014
Corporate debt securities	$474	$(1)	$—	$—	$(1)
Mutual funds	—	—	1,771	(78)	(78)
Total investments	$474	$(1)	$1,771	$(78)	$(79)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2013
Corporate debt securities	$119	$(2)	$—	$—	$(2)
Mutual funds	765	(27)	1,477	(186)	(213)
Total investments	$884	$(29)	$1,477	$(186)	$(215)

The Company’s investments in debt securities and mutual funds are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities and mutual funds have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended June 30, 2014.

The amortized cost and estimated fair value of debt securities at June 30, 2014, by contractual maturity, are shown below.

	Amortized Cost Basis	Fair Value
	(In thousands)

Within 1 year	$304	$304
After 1 year through 5 years	379	389
After 5 years through 10 years	307	314
After 10 years	102	103
Total debt securities	$1,092	$1,110

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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
(In thousands)
Proceeds from sales	$3	$26	$250	$753
Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—

5.	LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)

Senior bank term debt	$370,446	$373,456
9.25% Senior Subordinated Notes due February 2020	335,000	—
12 1/2%/15% Senior Subordinated Notes due May 2016	—	327,034
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	824,446	819,490
Less: current portion	3,829	3,840
Less: original issue discount	3,057	3,855
Long-term debt, net	$817,560	$811,795

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2014, ratios calculated in accordance with the 2011 Credit Agreement, as amended, were as follows:

	As of June 30, 2014		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$94.3

Pro Forma Last Twelve Months Interest Expense (In millions)	$61.1

Senior Debt (In millions)	$336.4
Total Debt (In millions)	$671.4

Interest Coverage
Covenant EBITDA / Interest Expense	1.54	x	1.20	x	0.34	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.57	x	4.25	x	0.68	x

Total Leverage
Total Debt / Covenant EBITDA	7.12	x	8.25	x	1.13	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends received from TV One for periods presented.

As of June 30, 2014, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.5% for the three months ended June 30, 2014. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of June 30, 2014, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility, after adjusting for outstanding letters of credit. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, including adjusting for the outstanding letters of credit, approximately $24.0 million was available to be borrowed.

As of June 30, 2014, the Company had outstanding approximately $370.4 million on its term credit facility. During the three and six months ended June 30, 2014, the Company repaid approximately $2.0 million and $3.0 million, respectively, under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12.5%/15% Senior Subordinated Notes due May 2016 (the “2016 Notes”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 ⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  Subsequently, we repurchased or redeemed all remaining Prior Notes pursuant to the terms of their respective indentures. Effective March 13, 2014, the Company repurchased or otherwise redeemed all of the amounts outstanding under the 2016 Notes. The Company recorded a loss on retirement of debt of approximately $5.7 million for the three months ended March 31, 2014. This amount included a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of June 30, 2014, the Company had $335.0 million of our 2020 Notes outstanding. During the six months ended June 30, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

Interest payments under the terms of the 2013 Notes were due in February and August.  Based on the $747,000 principal balance of the 2013 Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 2016 Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 2016 Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind (“PIK”) by issuance of additional 2016 Notes accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

The indenture that governs the 2020 Notes contains covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

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

Future scheduled minimum principal payments of debt as of June 30, 2014, are as follows:

	Credit Facility	Senior Subordinated Notes due 2020	TV One Senior Secured Notes	Total

July – December 2014	$1,914	$—	$—	$1,914
2015	3,829	—	—	3,829
2016	364,703	—	119,000	483,703
2017	—	—	—	—
2018	—	—	—	—
2019	—	—	—	—
2020	—	335,000	—	335,000
Total Debt	$370,446	$335,000	$119,000	$824,446

6.	INCOME TAXES:

The Company recorded tax expense of approximately $17.2 million on a pre-tax loss from continuing operations of approximately $8.5 million for the six months ended June 30, 2014, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the six months ended June 30, 2014, in accordance with ASC 740-270, “Interim Reporting.”

As of June 30, 2014, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2014, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

7.	STOCKHOLDERS’ EQUITY:

 Stock Repurchase Program

In January 2013, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s board of directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of March 31, 2014, the Company had $57,000 remaining between the two authorizations with respect to its Class A and D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three and six months ended June 30, 2014, the Company did not repurchase any Class A Common Stock or Class D Common Stock. During the three months ended June 30, 2013, the Company repurchased 1,166,300 shares of Class D common stock in the amount of $2,673,723 at an average price of $2.29 per share and 24,419 shares of Class A common stock in the amount of $57,306 at an average price of $2.35 per share. During the six months ended June 30, 2013, the Company repurchased 2,118,274 shares of Class D common stock in the amount of $4,188,625 at an average price of $1.98 per share and 31,569 shares of Class A common stock in the amount of $68,331 at an average price of $2.16 per share.

 Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan.  After giving effect to the prior issuances under the 2009 Stock Plan, approximately 5,000,000 shares remained available for issuance as of September 2013. On September 26, 2013, the board of directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. As of June 30, 2014, 6,943,950 shares of Class D Common Stock were available for grant under the Amended and Restated 2009 Stock Plan.

Stock-based compensation expense for the three months ended June 30, 2014 and 2013, was $65,000 and $47,000, respectively, and for the six months ended June 30, 2014 and 2013, was $110,000 and $90,000, respectively.

The Company did not grant stock options during the six months ended June 30, 2014 and 2013, respectively.

Transactions and other information relating to stock options for the six months ended June 30, 2014, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,300,000	$7.46		—
Grants	—	$—
Exercised	92,000	$1.36
Forfeited/cancelled/expired	25,000	$16.92
Balance as of June 30, 2014	4,183,000	$7.54	2.41	$7,574,683
Vested and expected to vest at June 30, 2014	4,183,000	$7.54	2.41	$7,574,683
Unvested at June 30, 2014	—	$—	—	$—
Exercisable at June 30, 2014	4,183,000	$7.54	2.41	$7,574,683

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2014, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2014. This amount changes based on the fair market value of the Company’s stock. The number of options that were exercised during the three and six months ended June 30, 2014 was 92,040. No options were exercised during the three and six months ended June 30, 2013. The number of options that vested during the three and six months ended June 30, 2014, were 75,300 and the number of options that vested during the three and six months ended June 30, 2013, were 108,725. The stock option weighted-average fair value per share was $2.65 at June 30, 2014.

The Company granted 56,050 shares of restricted stock during the three and six months ended June 30, 2014, and granted 109,645 shares of restricted stock during the three and six months ended June 30, 2013. These restricted shares were issued to the Company’s non-executive directors as a part of their 2013 and 2014 annual compensation packages. Each of the five non-executive directors received 11,210 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D shares on June 16, 2014 and 21,929 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D shares on June 14, 2013. Both of the grants vest over a two year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2014, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2013	130,000	$2.11
Grants	56,000	$4.46
Vested	(55,000)	$2.28
Forfeited/cancelled/expired	—	$—
Unvested at June 30, 2014	131,000	$3.05

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2014, $371,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 13 months.

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

Detailed segment data for the three and six month periods ended June 30, 2014 and 2013, is presented in the following tables:

	Three Months Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$55,773	$58,759
Reach Media	10,099	18,015
Internet	5,909	6,434
Cable Television	37,984	37,729
Corporate/Eliminations/Other	(1,351)	(1,335)
Consolidated	$108,414	$119,602

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$32,781	$32,949
Reach Media	10,343	16,099
Internet	5,756	5,927
Cable Television	23,409	23,464
Corporate/Eliminations/Other	4,539	3,555
Consolidated	$76,828	$81,994

Depreciation and Amortization:
Radio Broadcasting	$1,283	$1,522
Reach Media	286	352
Internet	606	605
Cable Television	6,532	6,583
Corporate/Eliminations/Other	529	416
Consolidated	$9,236	$9,478

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$9,800
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$—	$9,800

Operating income (loss):
Radio Broadcasting	$21,709	$14,488
Reach Media	(530)	1,564
Internet	(453)	(98)
Cable Television	8,043	7,682
Corporate/Eliminations/Other	(6,419)	(5,306)
Consolidated	$22,350	$18,330

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$804,583	$798,900
Reach Media	32,507	39,700
Internet	30,898	34,123
Cable Television	487,214	495,766
Corporate/Eliminations/Other	51,074	45,866
Consolidated	$1,406,276	$1,414,355

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$105,408	$108,616
Reach Media	26,815	27,556
Internet	12,353	11,486
Cable Television	77,678	73,721
Corporate/Eliminations/Other	(2,768)	(2,665)
Consolidated	$219,486	$218,714

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$64,715	$64,632
Reach Media	26,921	26,446
Internet	12,046	11,480
Cable Television	49,800	44,230
Corporate/Eliminations/Other	9,317	7,942
Consolidated	$162,799	$154,730

Depreciation and Amortization:
Radio Broadcasting	$2,591	$3,076
Reach Media	577	640
Internet	1,232	1,314
Cable Television	13,074	13,217
Corporate/Eliminations/Other	1,032	782
Consolidated	$18,506	$19,029

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$11,170
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$—	$11,170

Operating income (loss):
Radio Broadcasting	$38,102	$29,738
Reach Media	(683)	470
Internet	(925)	(1,308)
Cable Television	14,804	16,274
Corporate/Eliminations/Other	(13,117)	(11,389)
Consolidated	$38,181	$33,785

9.	COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2014, and as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.4 million and $2.5 million for the three month periods ended June 30, 2014 and 2013, respectively, and approximately $4.7 million and $4.8 million for the six month periods ended June 30, 2014 and 2013, respectively.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.

Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One.

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	52.0%	49.3%	48.5%	49.9%

Percentage of core radio business generated from local advertising	63.8%	65.8%	63.5%	67.3%

Percentage of core radio business generated from national advertising, including network advertising	31.2%	29.1%	31.4%	27.9%

National advertising includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue. Our Reach Media segment generated approximately 9.3% and 15.1% of our total revenue for the three months ended June 30, 2014 and 2013, respectively. The Reach Media segment generated approximately 12.2% and 12.6% of our total revenue for the six months ended June 30, 2014 and 2013, respectively. Reach’s Media’s net revenue decreased for the quarter ended June 30, 2014, compared to the same period in 2013 due primarily to the timing of the “Tom Joyner Fantastic Voyage” which was held in the second quarter of 2013 and the first quarter of 2014. Our cable television segment generated approximately 35.0% and 31.5% of our total revenue for the three months ended June 30, 2014 and 2013, respectively, and approximately 35.4% and 33.7% of our total revenue for the six months ended June 30, 2014 and 2013, respectively.

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Interactive One derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages)  are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, which provide third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party client’s reported revenue.

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

(c) Station operating income margin:  Station operating income margin represents station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. Station operating margin includes results from all four segments (radio broadcasting, Reach Media, internet and cable television).

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interest in income of subsidiaries, impairment of long-lived assets, stock-based compensation, loss on retirement of debt, income (loss) from discontinued operations, net of tax, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, as well as our equity in (income) loss of our affiliated company, gain on retirements of debt, and any discontinued operations. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except margin data)

Net revenue	$108,414	$119,602	$219,486	$218,714
Station operating income	41,049	45,630	76,236	81,497
Station operating income margin	37.9%	38.2%	34.7%	37.3%
Consolidated net loss attributable to common stockholders	$(10,816)	$(14,214)	$(35,999)	$(32,320)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Consolidated net loss attributable to common stockholders	$(10,816)	$(14,214)	$(35,999)	$(32,320)
Add back non-station operating income items included in consolidated net loss:
Interest income	(81)	(102)	(134)	(142)
Interest expense	19,255	22,315	41,118	44,474
Provision for income taxes	8,605	4,702	17,183	11,383
Corporate selling, general and administrative, excluding stock-based compensation	9,398	7,975	19,439	17,423
Stock-based compensation	65	47	110	90
Loss on retirement of debt	—	—	5,679	—
Other (income) expense, net	(21)	(30)	45	(70)
Depreciation and amortization	9,236	9,478	18,506	19,029
Noncontrolling interests in income of subsidiaries	5,408	5,662	10,289	11,353
Impairment of long-lived assets	—	9,800	—	11,170
Income from discontinued operations, net of tax	—	(3)	—	(893)
Station operating income	$41,049	$45,630	$76,236	$81,497

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(10,816)	$(14,214)	$(35,999)	$(32,320)
Add back non-station operating income items included in consolidated net loss:
Interest income	(81)	(102)	(134)	(142)
Interest expense	19,255	22,315	41,118	44,474
Provision for income taxes	8,605	4,702	17,183	11,383
Depreciation and amortization	9,236	9,478	18,506	19,029
EBITDA	$26,199	$22,179	$40,674	$42,424
Stock-based compensation	65	47	110	90
Loss on retirement of debt	—	—	5,679	—
Other (income) expense, net	(21)	(30)	45	(70)
Noncontrolling interests in income of subsidiaries	5,408	5,662	10,289	11,353
Impairment of long-lived assets	—	9,800	—	11,170
Income from discontinued operations, net of tax	—	(3)	—	(893)
Adjusted EBITDA	$31,651	$37,655	$56,797	$64,074

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 (In thousands)

	Three Months Ended June 30,
	2014	2013	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$108,414	$119,602	$(11,188)	(9.4)%
Operating expenses:
Programming and technical, excluding stock-based compensation	33,920	32,952	968	2.9
Selling, general and administrative, excluding stock-based compensation	33,445	41,020	(7,575)	(18.5)
Corporate selling, general and administrative, excluding stock-based compensation	9,398	7,975	1,423	17.8
Stock-based compensation	65	47	18	38.3
Depreciation and amortization	9,236	9,478	(242)	(2.6)
Impairment of long-lived assets	—	9,800	(9,800)	(100.0)
Total operating expenses	86,064	101,272	(15,208)	(15.0)
Operating income	22,350	18,330	4,020	21.9
Interest income	81	102	(21)	(20.6)
Interest expense	19,255	22,315	(3,060)	(13.7)
Other income, net	21	30	(9)	(30.0)
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	3,197	(3,853)	7,050	183.0
Provision for income taxes	8,605	4,702	3,903	83.0
Net loss from continuing operations	(5,408)	(8,555)	3,147	36.8
Income from discontinued operations, net of tax	—	3	(3)	(100.0)
Consolidated net loss	(5,408)	(8,552)	3,144	36.8
Net income attributable to noncontrolling interests	5,408	5,662	(254)	(4.5)
Net loss attributable to common stockholders	$(10,816)	$(14,214)	$3,398	23.9%

 Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2014	2013
$108,414	$119,602	$(11,188)	(9.4)%

During the three months ended June 30, 2014, we recognized approximately $108.4 million in net revenue compared to approximately $119.6 million during the same period in 2013. These amounts are net of agency and outside sales representative commissions, which were approximately $8.0 million during the three months ended June 30, 2014, compared to approximately $8.3 million for the comparable period in 2013. Net revenues from our radio broadcasting segment for the quarter ended June 30, 2014, decreased 5.1% from the same period in 2013. After adjusting for the non-occurrence of the Company’s annual Gospel Cruise event (separate from the Reach Media event described below) held during the second quarter of 2013 and not held in 2014, our core radio revenue from our stations decreased 4.1% for the quarter ended June 30, 2014, compared to the same period in 2013, primarily due to the addition of a direct competitor in one of our largest markets. We experienced net revenue growth most significantly in our Charlotte, Columbus, Dallas and Detroit markets, countered by our Atlanta, Houston, Philadelphia and Washington DC markets experiencing the most significant declines. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in decreased 3.8% in total revenues. Reach Media’s net revenues decreased 43.9% in the second quarter 2014, compared to the same period in 2013, primarily attributable to the timing of the “Tom Joyner Fantastic Voyage” which took place during the second quarter of 2013 versus being held during the first quarter of 2014. The event generated revenue of approximately $7.2 million for Reach Media during the second quarter of 2013. Adjusting for the timing difference for the “Tom Joyner Fantastic Voyage,” Reach Media’s revenue decreased 6.9% for the quarter ended June 30, 2014, compared to the same period in 2013 due to a mix of customer turnover and lower rates. We recognized approximately $38.0 million of revenue from our cable television segment during the three months ended June 30, 2014, compared to approximately $37.7 million for the same period in 2013, the increase due primarily from an increase in affiliate sales. Finally, net revenues for our internet business decreased 8.2% for the three months ended June 30, 2014, compared to the same period in 2013 due to a decrease in studio and direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2014	2013
$33,920	$32,952	$968	2.9%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The increase in programming and technical expenses for the quarter ended June 30, 2014 was due primarily from our Reach Media and internet segments. Reach Media generated approximately $429,000 of the increase for the quarter ended June 30, 2014 compared to the prior period and is mainly due to higher contracted talent and payroll costs. Our internet business generated approximately $296,000 of the increase for the quarter ended June 30, 2014 compared to the prior period.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2014	2013
$33,445	$41,020	$(7,575)	(18.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease for the three months ended June 30, 2014, compared to the same period in 2013 is primarily due to the non-occurrence of the Company’s annual Gospel Cruise in 2014 and the timing of Reach Media’s “Tom Joyner Fantastic Voyage” event, which was held in the second quarter of 2013 and the first quarter of 2014. These events generated expenses of approximately $6.7 million for the quarter ended June 30, 2013.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2014	2013
$9,398	$7,975	$1,423	17.8%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in corporate expenses was due to higher employee compensation costs as well as higher professional fees.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2014	2013
$9,236	$9,478	$(242)	(2.6)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2014, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Three Months Ended June 30,		Increase/(Decrease)
2014	2013
$—	$9,800	$(9,800)	(100.0)%

The impairment of long-lived assets for the three months ended June 30, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Cincinnati, Cleveland and Philadelphia radio broadcasting licenses. There was no impairment of long-lived assets for the three months ended June 30, 2014.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2014	2013
$19,255	$22,315	$(3,060)	(13.7)%

Interest expense decreased to approximately $19.3 million for the quarter ended June 30, 2014, compared to approximately $22.3 million for the same period in 2013. The primary driver of the decrease in interest expense is due to the lower interest rate associated with the 2020 Notes, compared to the 2016 Notes which were settled during the first quarter of 2014.

Provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2014	2013
$8,605	$4,702	$3,903	83.0%

For the three months ended June 30, 2014, and 2013 the provision for income taxes was approximately $8.6 million and $4.7 million, respectively, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. The increase in tax provision is due to the impairment of long-lived intangibles that reduced the DTL and related deferred tax expense for the three months ended June 30, 2013.

Noncontrolling interests in income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2014	2013
$5,408	$5,662	$(254)	(4.5)%

The decrease in noncontrolling interests in income of subsidiaries is due primarily to a net loss generated by Reach Media during the three months ended June 30, 2014, compared to net income during the 2013 period. TV One generated greater net income during the three months ended June 30, 2014, compared to the 2013 period, which partially offset the loss generated by Reach Media.

Other Data

Station operating income

Station operating income decreased to approximately $41.0 million for the three months ended June 30, 2014, compared to approximately $45.6 million for the comparable period in 2013, a decrease of $4.6 million or 10.0%. This decrease was primarily due to lower Reach Media and radio broadcasting segment operating income for the three months ended June 30, 2014, versus the same period in 2013. Reach Media generated $875,000 of station operating income during the quarter ended June 30, 2014, compared to approximately $3.0 million during the quarter ended June 30, 2013, primarily due to the timing of the “Tom Joyner Fantastic Voyage” held during the second quarter of 2013. The radio broadcasting segment generated approximately $23.0 million of station operating income during the quarter ended June 30, 2014, compared to $25.8 million during the quarter ended June 30, 2013, with the decrease due primarily to net revenue declines at two of our largest markets.

Station operating income margin

Station operating income margin decreased to 37.9% for the three months ended June 30, 2014, from 38.2% for the comparable period in 2013. The margin decrease was primarily attributable to Reach Media’s lower station operating margin of 8.7% for the three months ended June 30, 2014, compared to 16.6% for the three months ended June 30, 2013, primarily due to the timing of the “Tom Joyner Fantastic Voyage” held during the second quarter of 2013.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013 (In thousands)

	Six Months Ended June 30,
	2014	2013	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$219,486	$218,714	$772	0.4%
Operating expenses:
Programming and technical, excluding stock-based compensation	69,192	63,473	5,719	9.0
Selling, general and administrative, excluding stock-based compensation	74,058	73,744	314	0.4
Corporate selling, general and administrative, excluding stock-based compensation	19,439	17,423	2,016	11.6
Stock-based compensation	110	90	20	22.2
Depreciation and amortization	18,506	19,029	(523)	(2.7)
Impairment of long-lived assets	—	11,170	(11,170)	(100.0)
Total operating expenses	181,305	184,929	(3,624)	(2.0)
Operating income	38,181	33,785	4,396	13.0
Interest income	134	142	(8)	(5.6)
Interest expense	41,118	44,474	(3,356)	(7.5)
Loss on retirement of debt	5,679	—	5,679	100.0
Other expense (income), net	45	(70)	(115)	(164.3)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(8,527)	(10,477)	1,950	18.6
Provision for income taxes	17,183	11,383	5,800	51.0
Net loss from continuing operations	(25,710)	(21,860)	(3,850)	(17.6)
Income from discontinued operations, net of tax	—	893	(893)	(100.0)
Consolidated net loss	(25,710)	(20,967)	(4,743)	(22.6)
Net income attributable to noncontrolling interests	10,289	11,353	(1,064)	(9.4)
Net loss attributable to common stockholders	$(35,999)	$(32,320)	$(3,679)	(11.4)%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$219,486	$218,714	$772	0.4%

During the six months ended June 30, 2014, we recognized approximately $219.5 million in net revenue compared to approximately $218.7 million during the same period in 2013. These amounts are net of agency and outside sales representative commissions, which were approximately $15.3 million during the six months ended 2014, compared to approximately $15.2 million during the same period in 2014. Net revenues from our radio broadcasting segment for the six months ended June 30, 2014, decreased 3.0% from the same period in 2013, primarily due to the addition of a direct competitor in one of our largest markets. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in decreased 1.4% in total revenues. Our Charlotte, Dallas and Detroit markets experienced the most significant net revenue growth, while our Atlanta, Houston and Philadelphia markets experienced the most significant net revenue declines. Reach Media’s net revenues decreased 2.7% in the six months ended June 30, 2014, compared to the same period in 2013, due to a mix of customer turnover and lower rates. We recognized approximately $77.7 million and $73.7 million of revenue from our cable television segment during the six months ended June 30, 2014, and 2013, respectively, due primarily from an increase in advertising and affiliate sales. Net revenue for our internet business increased 7.5% for the six months ended June 30, 2014, compared to the same period in 2013, due to increases in direct and indirect revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$69,192	$63,473	$5,719	9.0%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $29.7 million of our consolidated programming and technical operating expenses were incurred by TV One for the six months ended June 30, 2014, versus approximately $25.3 million for the same period in 2013. Of this total amount incurred by TV One, approximately $24.6 million and $20.3 million for the six months ended June 30, 2014 and 2013, respectively, relates specifically to content amortization. The increase in TV One programming content amortization is a result of certain special televised events taking place during the first quarter of 2014 that did not take place during 2013.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$74,058	$73,744	$314	0.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. There was an increase in selling, general and administrative expenses for the six months ended June 30, 2014, from our cable television segment which was partially offset by declines at our Reach Media and internet segments. Our cable television segment generated an increase in expense of approximately $1.4 million primarily related to higher marketing and promotional expenses to advertise and promote premieres of various TV One shows. Reach Media generated lower costs associated with certain special events, and the internet segment generated lower traffic acquisition costs. Selling, general and administrative expenses were relatively flat for our radio broadcasting segment for the six months ended June 30, 2014, compared to the same period in 2013.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$19,439	$17,423	$2,016	11.6%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment Agreement. In addition, there were higher employee compensation costs and higher professional fees.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$18,506	$19,029	$(523)	(2.7)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2014, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$—	$11,170	$(11,170)	(100.0)%

The impairment of long-lived assets for the six months ended June 30, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Cincinnati, Cleveland and Philadelphia radio broadcasting licenses.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$41,118	$44,474	$(3,356)	(7.5)%

Interest expense decreased to approximately $41.1 million for the six months ended June 30, 2014, compared to approximately $44.5 million for the same period in 2013. The primary driver of the decrease in interest expense was due to the lower interest rate associated with the 2020 Notes, compared to the 2016 Notes which were settled during the first quarter of 2014.

Loss on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$5,679	$—	$5,679	100.0%

The loss on retirement of debt of approximately $5.7 million for the six months ended June 30, 2014, was due to the retirement of the 2016 Notes during the first quarter. This amount includes a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

Provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$17,183	$11,383	$5,800	51.0%

For the six months ended June 30, 2014 and 2013, the provision for income taxes was approximately $17.2 million and $11.4 million, respectively, primarily related to the DTL for indefinite-lived intangible assets. The increase in tax provision was primarily due to the impairment of long-lived intangibles that occurred in the six months ended June 30, 2013, that reduced the DTL and the related deferred tax expense.

Income from discontinued operations, net of tax

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$—	$893	$(893)	(100.0)%

Income from discontinued operations, net of tax, includes the results of operations for our sold radio stations (or stations subject to a local marketing agreement). The activity for the six months ended June 30, 2013, resulted primarily from the sale of our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) in February 2013 which resulted in a gain of $893,000.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2014	2013
$10,289	$11,353	$(1,064)	(9.4)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to lower net income generated by TV One during the six months ended June 30, 2014, compared to the same period in 2013. In addition, Reach Media generated a net loss during the six months ended June 30, 2014, compared to net income during the 2013 period.

Other Data

Station operating income

Station operating income decreased to approximately $76.2 million for the six months ended June 30, 2014, compared to approximately $81.5 million for the comparable period in 2013, a decrease of $5.3 million or 6.5%. This decrease was due to lower station operating income at our Reach Media, radio broadcasting and cable television segments for the six months ended June 30, 2014, versus the same period in 2013. Reach Media generated approximately $2.3 million of station operating income during the six months ended June 30, 2014, compared to $3.3 million during the six months ended June 30, 2013. The radio broadcasting segment generated approximately $40.7 million of station operating income during the six months ended June 30, 2014, compared to $44.0 million during the six months ended June 30, 2013, with the decrease due primarily to net revenue declines at two of our largest markets. TV One generated approximately $31.8 million of station operating income during the six months ended June 30, 2014, compared to $33.7 million during the six months ended June 30, 2013, with the decrease due primarily to higher programming content costs and higher marketing and promotional expenses.

Station operating income margin

Station operating income margin decreased to 34.7% for the six months ended June 30, 2014, from 37.3% for the comparable period in 2013. The margin decrease was primarily attributable to TV One’s lower operating margin of 41.0% for six months ended June 30, 2014, compared to 45.7% for the six months ended June 30, 2013. In addition, the radio broadcasting segment generated lower operating margin of 38.6% for six months ended June 30, 2014, compared to 40.5% for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2014, ratios calculated in accordance with the 2011 Credit Agreement, as amended, were as follows:

	As of June 30, 2014		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$94.3

Pro Forma Last Twelve Months Interest Expense (In millions)	$61.1

Senior Debt (In millions)	$337.4
Total Debt (In millions)	$671.4

Interest Coverage
Covenant EBITDA / Interest Expense	1.54	x	1.20	x	0.34	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.57	x	4.25	x	0.68	x

Total Leverage
Total Debt / Covenant EBITDA	7.12	x	8.25	x	1.13	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends received from TV One for periods presented.

As of June 30, 2014, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.5% for the three months ended June 30, 2014. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of June 30, 2014, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility, after adjusting for outstanding letters of credit. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, including adjusting for the outstanding letters of credit, approximately $24.0 million was available to be borrowed.

As of June 30, 2014, the Company had outstanding approximately $370.4 million on its term credit facility. During the three and six months ended June 30, 2014, the Company repaid approximately $2.0 million and $3.0 million, respectively under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12.5%/15% Senior Subordinated Notes due May 2016 (the “2016 Notes”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 ⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  Subsequently, we repurchased or redeemed all remaining Prior Notes pursuant to the terms of their respective indentures. Effective March 13, 2014, the Company repurchased or otherwise redeemed all of the amounts outstanding under the 2016 Notes. The Company recorded a loss on retirement of debt of approximately $5.7 million for the three months ended March 31, 2014. This amount included a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of June 30, 2014, the Company had $335.0 million of our 2020 Notes outstanding. During the six months ended June 30, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

Interest payments under the terms of the 2013 Notes were due in February and August.  Based on the $747,000 principal balance of the 2013 Notes outstanding at December 31, 2012, interest payments of $24,000 were paid each February and August through February 2013.

Interest on the 2016 Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 2016 Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12 1/2% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind (“PIK”) by issuance of additional 2016 Notes accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

The indenture that governs the 2020 Notes contains covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2014:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$367.4	7.50%
9.25% Senior Subordinated Notes (fixed rate)	$335.0	9.25%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%

(1)	Subject to variable Libor plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2014 and 2013:

	2014	2013
	(In thousands)

Net cash flows provided by operating activities	$25,254	$4,923
Net cash flows used in investing activities	$(11,146)	$(3,235)
Net cash flows used in financing activities	$(10,765)	$(18,720)

Net cash flows provided by operating activities were approximately $25.3 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively. Cash flow from operating activities for the six months ended June 30, 2014, increased from the prior year primarily due to an increase in the collections of accounts receivables as well as an increase in the accrued interest balance due to the timing of the payment associated with our new 2020 Notes. In addition, there were lower cash payments for content assets during the first six months of 2014 compared to the same period in 2013.

Net cash flows used in investing activities were approximately $11.1 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.4 million and $5.9 million for the six months ended June 30, 2014 and 2013, respectively. Proceeds from sales of investment securities were $26,000 and $753,000 for the six months ended June 30, 2014 and 2013, respectively. Proceeds from sale of discontinued operations were approximately $4.0 million for the six months ended June 30, 2013. Purchases of investment securities were $901,000 and approximately $2.1 million for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Company paid approximately $7.1 million to complete the acquisition of Gaffney.

Net cash flows used in financing activities were approximately $10.8 million and $18.7 million for the six months June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, the Company repaid approximately $330.0 million and $2.7 million, respectively, in outstanding debt. During the six months ended June 30, 2014, we borrowed approximately $335.0 million in 9.25% Senior Subordinated Notes due 2020. During the six months ended June 30, 2014 and 2013, respectively, we capitalized approximately $4.5 million and $23,000 of debt costs. During the six months ended June 30, 2013, we repurchased $68,331 of our Class A Common Stock and $4,188,625 of our Class D Common Stock. TV One paid approximately $9.8 million and $11.8 million in dividends to noncontrolling interest shareholders for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Company paid a net premium of approximately $1.6 million to retire the 2016 Notes.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2014, we had approximately $666.8 million in broadcast licenses and $274.7 million in goodwill, which totaled $941.5 million, and represented approximately 67.0% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three or six months ended June 30, 2014. We recorded an impairment charge of approximately $9.8 million against our radio broadcasting licenses during the three months ended June 30, 2013, and we recorded an impairment charge of approximately $11.2 million against our radio broadcasting licenses during the six months ended June 30, 2013.

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

Valuation of Broadcasting Licenses

During the first and second quarters of 2014, the total market revenue growth for certain markets in which we operate was below that used in our 2013 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2014, and June 30, 2014. There was no impairment identified as part of this testing. During the first and second quarters of 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2013, and June 30, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. The remaining radio broadcasting licenses that were tested during the second quarter of 2013 were not impaired. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2013, and interim impairment assessments for the quarters ended June 30, 2014 and 2013.

Radio Broadcasting	June 30,	October 1,	June 30,
Licenses	2014 (a)	2013	2013 (a)

Pre-tax impairment charge (in millions)	$—	$—	$9.8

Discount Rate	9.5%	10.0%	10.5%
Year 1 Market Revenue Growth Rate Range	9.5%	0.0% – 2.0%	2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.2%	1.0% – 2.0%	1.5% -2.0%
Mature Market Share Range	2.0%	6.4% – 26.9%	8.6% - 15.1%
Operating Profit Margin Range	6.4% – 26.9%	30.8% – 47.8%	32.6% - 34.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the first and second quarters of 2014, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim impairment analysis for certain radio market reporting units as of June 30, 2014 and March 31, 2014. No goodwill impairment was identified during the three or six months ended June 30, 2014. Due to the fact that there was an impairment charge recognized for certain FCC licenses during the three and six months ended June 30, 2013, we deemed to that to be a goodwill impairment indicator and as such, we performed an interim analysis for certain radio markets’ goodwill. No goodwill impairment was identified during the three or six months ended June 30, 2013. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2013, and interim impairment assessments for the quarters ended June 30, 2014 and 2013.

Goodwill (Radio Market	June 30,	October 1,	June 30,
Reporting Units)	2014 (a)	2013 (b)	2014 (a)

Pre-tax impairment charge (in millions)	$–	$–	$–

Discount Rate	9.5%	10.0%	10.5%
Year 1 Market Revenue Growth Rate Range	1.3% - 1.5%	0.0% -2.0%	1.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.0%	1.0% - 2.0%	1.2% – 1.5%
Mature Market Share Range	7.8% - 9.5%	7.1% - 19.8%	9.2% - 14.4% %
Operating Profit Margin Range	27.9% - 34.8%	28.4% - 56.4%	25.4% - 40.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(b)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company's financial statements, other than presentation and disclosure.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company is in the process of evaluating the impact, if any, the adoption of this guidance will have on its financial statements.

CAPITAL AND COMMERICAL COMMITMENTS:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through August 1, 2022. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

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

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2014, and as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.4 million and $2.5 million for the three month periods ended June 30, 2014 and 2013, respectively and approximately $4.7 million and $4.8 million for the six month periods ended June 30, 2014 and 2013, respectively.

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

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One.

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Remainder of 2014	2015	2016	2017	2018	2019 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$15,494	$30,988	$30,988	$30,988	$30,988	$369,431	$508,877
Credit facilities(2)	16,216	31,682	371,697	—	—	—	419,595
Other operating contracts / agreements(3)	32,260	35,901	18,542	11,555	725	120	99,103
Operating lease obligations	5,202	9,233	8,837	8,060	4,808	18,245	54,385
Senior Secured Notes(4)	5,950	11,900	121,777	—	—	—	139,627
Total	$75,122	$119,704	$551,841	$50,603	$36,521	$387,796	$1,221,587

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2014.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2014.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2013 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

August 8, 2014

