Form 10-Q
period 2014-09-30
RADIO ONE, INC.
filed 2014-11-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2014
Class A Common Stock, $.001 Par Value	2,249,809
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	42,102,352

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic sluggishness and volatility, credit and equity market unpredictability, employment outlook uncertainties and continued fluctuations in the U.S. and other world economies may have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt at favorable interest rates or upon other favorable terms or finance other strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media distribution platforms and technologies;

•	the impact of our acquisitions, dispositions and similar transactions as well as consolidation in industries in which we operate and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2013.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$112,171	$118,391	$331,657	$337,105
OPERATING EXPENSES:
Programming and technical	36,520	37,176	105,712	100,649
Selling, general and administrative, including stock-based compensation of $5 and $14, and $15 and $38, respectively	37,011	36,414	111,079	110,181
Corporate selling, general and administrative, including stock-based compensation of $56 and $41, and $156 and $107, respectively	9,901	9,725	29,440	27,214
Depreciation and amortization	9,179	9,571	27,685	28,600
Impairment of long-lived assets	—	3,710	—	14,880
Total operating expenses	92,611	96,596	273,916	281,524
Operating income	19,560	21,795	57,741	55,581
INTEREST INCOME	40	23	174	165
INTEREST EXPENSE	19,350	22,336	60,468	66,811
LOSS ON RETIREMENT OF DEBT	—	—	5,679	—
OTHER (INCOME) EXPENSE, net	(29)	(29)	16	(99)
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and income from discontinued operations	279	(489)	(8,248)	(10,966)
PROVISION FOR INCOME TAXES	9,037	8,415	26,220	19,798
Net loss from continuing operations	(8,758)	(8,904)	(34,468)	(30,764)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	893
CONSOLIDATED NET LOSS	(8,758)	(8,904)	(34,468)	(29,871)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,462	4,317	14,751	15,670
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,220)	$(13,221)	$(49,219)	$(45,541)

BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.28)	$(0.28)	$(1.04)	$(0.95)
Discontinued operations, net of tax	0.00	0.00	0.00	0.02
Net loss attributable to common stockholders	$(0.28)	$(0.28)	$(1.04)	$(0.94)*

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	47,601,371	47,443,031	47,502,733	48,680,979

* Per share amounts do not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In thousands)

CONSOLIDATED NET LOSS	$(8,758)	$(8,904)	$(34,468)	$(29,871)
NET CHANGE IN UNREALIZED (LOSS) GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	(25)	(11)	129	(113)
COMPREHENSIVE LOSS	(8,783)	(8,915)	(34,339)	(29,984)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,462	4,317	14,751	15,670
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,245)	$(13,232)	$(49,090)	$(45,654)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,080	$56,676
Short-term investments	2,111	2,292
Trade accounts receivable, net of allowance for doubtful accounts of $3,825 and $4,393, respectively	94,197	98,323
Prepaid expenses	4,710	5,467
Current portion of content assets	29,240	26,637
Other current assets	3,119	3,108
Total current assets	188,457	192,503
CONTENT ASSETS, net	40,674	36,157
PROPERTY AND EQUIPMENT, net	31,864	34,353
GOODWILL	274,749	272,037
RADIO BROADCASTING LICENSES	666,797	659,824
LAUNCH ASSETS, net	5,110	12,563
OTHER INTANGIBLE ASSETS, net	180,434	202,593
OTHER ASSETS	3,554	4,325
Total assets	$1,391,639	$1,414,355
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,865	$7,293
Accrued interest	4,480	5,831
Accrued compensation and related benefits	9,561	13,955
Current portion of content payables	15,800	14,359
Other current liabilities	13,969	16,176
Current portion of long-term debt	3,829	3,840
Current deferred tax liabilities	1,377	1,200
Total current liabilities	56,881	62,654
LONG-TERM DEBT, net of current portion and original issue discount	817,014	811,795
CONTENT PAYABLES, net of current portion	11,235	8,399
OTHER LONG-TERM LIABILITIES	19,013	20,288
DEFERRED TAX LIABILITIES, net	242,691	214,245
Total liabilities	1,146,834	1,117,381

REDEEMABLE NONCONTROLLING INTERESTS	8,553	11,999

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,249,809 and 2,574,291 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	2	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 and 3,121,048 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 39,678,352 and 39,013,638 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	40	39
Accumulated other comprehensive loss	(84)	(213)
Additional paid-in capital	1,006,849	1,003,116
Accumulated deficit	(974,221)	(925,002)
Total stockholders’ equity	32,592	77,949
Noncontrolling interest	203,660	207,026
Total equity	236,252	284,975
Total liabilities, redeemable noncontrolling interests and equity	$1,391,639	$1,414,355

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In Thousands)
BALANCE, as of December 31, 2013	$—	$3	$3	$3	$39	$(213)	$1,003,116	$(925,002)	$207,026	$284,975
Consolidated net (loss) income	—	—	—	—	—	—	—	(49,219)	14,760	(34,459)
Net change in unrealized gain on investment activities	—	—	—	—	—	129	—	—	—	129
Conversion of 324,482 shares of Class A common stock to Class D common stock	—	(1)	—	—	1	—	—	—	—	—
Conversion of 192,142 shares of Class C common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Exercise of options for 92,040 shares of common stock	—	—	—	—	—	—	125	—	—	125
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(18,126)	(18,126)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	3,437	—	—	3,437
Stock-based compensation expense	—	—	—	—	—	—	171	—	—	171
BALANCE, as of September 30, 2014	$—	$2	$3	$3	$40	$(84)	1,006,849	$(974,221)	$203,660	$236,252

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(34,468)	$(29,871)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	27,685	28,600
Amortization of debt financing costs	3,490	3,993
Amortization of content assets	34,551	34,633
Amortization of launch assets	7,446	7,475
Deferred income taxes	25,911	18,625
Impairment of long-lived assets	—	14,880
Stock-based compensation	171	145
Loss on retirement of debt	5,679	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	4,126	(15,560)
Prepaid expenses and other assets	746	(178)
Other assets	1,403	(53)
Accounts payable	572	2,680
Accrued interest	(1,351)	(18)
Accrued compensation and related benefits	(4,394)	(381)
Income taxes payable	(780)	—
Other liabilities	(3,004)	(1,298)
Payments for content assets	(37,394)	(40,389)
Net cash flows used in operating activities of discontinued operations	—	(808)
Net cash flows provided by operating activities	30,389	22,475
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,615)	(7,169)
Proceeds from sales of investment securities	482	1,053
Purchases of investment securities	(909)	(2,439)
Proceeds from sale of discontinued operations	—	4,000
Proceeds from sale of assets held for sale	225	—
Acquisition of station and broadcasting assets	(7,140)	—
Net cash flows used in investing activities	(11,957)	(4,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	(327,034)	(747)
Premium paid on repayment of senior subordinated notes	(1,554)	—
Proceeds from debt issuance	335,000	—
Repurchase of common stock	—	(5,469)
Repayment of credit facility	(3,967)	(2,881)
Debt refinancing costs	(4,472)	(33)
Payment of dividends to noncontrolling interest members of TV One	(18,126)	(17,728)
Proceeds from exercise of stock options	125	—
Net cash flows used in financing activities	(20,028)	(26,858)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,596)	(8,938)
CASH AND CASH EQUIVALENTS, beginning of period	56,676	57,255
CASH AND CASH EQUIVALENTS, end of period	$55,080	$48,317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$58,137	$62,644
Income taxes, net	$1,002	$303

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 52.1% controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we own together with an affiliate of Comcast Corporation; our 80.0% controlling ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show, the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment websites, including News One, UrbanDaily and HelloBeautiful and online social networking websites, including BlackPlanet and MiGente.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to African-American and urban audiences. The Company has agreed to invest in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in the Fall of 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic.

Beginning November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was made the subject of a local marketing agreement (“LMA”), and on February 15, 2013, the Company sold that station’s assets.  The results from operations of this station for the three and nine months ended September 30, 2013, have been classified as discontinued operations in the accompanying consolidated financial statements.

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”) whereby, similar in operation to an LMA, we have made available, for a fee, air time on this station to another party. In December 2013, we renegotiated the terms of the TBA, which now expires December 1, 2016, at which time the station will be conveyed. As a result, that station’s radio broadcasting license has been classified as a long-term other asset as of September 30, 2014, and December 31, 2013, and is being amortized through the anticipated conveyance date.

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

(c)  Financial Instruments

Financial instruments as of September 30, 2014, and December 31, 2013, consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, certain accrued expenses, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2014, and December 31, 2013, except for the Company’s outstanding senior subordinated notes. Our new 9.25% Senior Subordinated Notes that are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $335.0 million and fair value of approximately $341.7 million as of September 30, 2014. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 (as described further in Note 5 – Long-Term Debt) are classified as Level 3 since they are not market traded financial instruments.

(d)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $7.1 million and $8.1 million for the three months ended September 30, 2014 and 2013, respectively. Agency and outside sales representative commissions were approximately $20.9 million and $22.4 million for the nine months ended September 30, 2014 and 2013, respectively.

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

(e) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Launch support amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the affiliate, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 10.9 years at each of September 30, 2014, and December 31, 2013. The remaining weighted-average amortization period for launch support is 0.9 years and 1.4 years as of September 30, 2014, and December 31, 2013, respectively. For the three and nine months ended September 30, 2014, launch asset amortization of approximately $2.5 million and $7.5 million, respectively, was recorded as a reduction to revenue. For the three and nine months ended September 30, 2013, launch asset amortization of approximately $2.5 million and $7.5 million, respectively, was recorded as a reduction to revenue.

(f)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2014 and 2013, barter transaction revenues were $867,000 and $601,000, respectively. For the nine months ended September 30, 2014 and 2013, barter transaction revenues were approximately $2.6 million and $1.8 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $826,000 and $559,000 and $41,000 and $42,000, for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $2.5 million and $1.6 million and $122,000 and $128,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
	(In Thousands)
Numerator:
Net loss attributable to common stockholders	$(13,220)	$(13,221)	$(49,219)	$(46,434)
Denominator:
Denominator for basic net loss per share - weighted average outstanding shares	47,601,371	47,443,031	47,502,733	48,680,979
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Denominator for diluted net loss per share - weighted-average outstanding shares	47,601,371	47,443,031	47,502,733	48,680,979

Net loss attributable to common stockholders per share – basic and diluted	$(0.28)	$(0.28)	$(1.04)	$(0.95)

All stock options and restricted stock awards were excluded from the diluted calculation for the three and nine months ended September 30, 2014 and 2013, respectively, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
	(Unaudited)
	(In Thousands)

Stock options	2,680	2,680	4,575	4,575
Restricted stock awards	118	160	156	169

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

As of September 30, 2014 and December 31, 2013, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2014
Assets subject to fair value measurement:
Corporate debt securities (a)	$804	$804	$—	$—
Government sponsored enterprise mortgage-backed securities (a)	101	—	101	—
Mutual funds (a)	2,008	2,008	—	—
Total	$2,913	$2,812	$101	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$932	$—	$—	$932
Employment agreement award (c)	15,737	—	—	15,737
Total	$16,669	$—	$—	$16,669

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$8,553	$—	$—	$8,553

As of December 31, 2013
Assets subject to fair value measurement:
Corporate debt securities (a)	$147	$147	$—	$—
Mutual funds (a)	2,315	2,315	—	—
Total	$2,462	$2,462	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$2,114	$—	$—	$2,114
Employment agreement award (c)	13,688	—	—	13,688
Total	$15,802	$—	$—	$15,802

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$11,999	$—	$—	$11,999

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

(c)   Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. As noted in our current report on Form 8-K filed October 6, 2014, the compensation committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the TV One Award upon similar terms as in the prior Employment Agreement.

(d)   The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014 and 2013:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2013	$2,114	$13,688	$11,999
Distribution	(1,370)	—	—
Net loss attributable to noncontrolling interests	—	—	(9)
Change in fair value	188	2,049	(3,437)
Balance at September 30, 2014	$932	$15,737	$8,553

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(188)	$(2,049)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2012	$5,345	$11,374	$12,853
Distribution	(3,198)	—	—
Net income attributable to noncontrolling interests	—	—	453
Change in fair value	(12)	1,789	(660)
Balance at September 30, 2013	$2,135	$13,163	$12,646

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$12	$(1,789)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and nine months ended September 30, 2014 and 2013.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant	As of September 30, 2014	As of December 31, 2013	As of September 30, 2013
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.4%	10.8%	10.8%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.4%	10.8%	10.8%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	12.0%	12.5%	13.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	1.5%	1.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three and nine months ended September 30, 2014, and, therefore, were reported at carrying value as opposed to fair value. The Company recorded impairment charges totaling approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the three months ended September 30, 2013. The Company recorded impairment charges totaling approximately $14.9 million related to our Boston, Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the nine months ended September 30, 2013.

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

(j) Redeemable noncontrolling interests

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company did not record any additional amortization expense for the three months ended September 30, 2014 or September 30, 2013. The Company recorded $58,000 additional amortization expense as a result of evaluating its contracts for recoverability for the nine months ended September 30, 2014, but did not record any additional amortization expense for the nine months ended September 30, 2013. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(m) Derivatives

As of September 30, 2014, the Company was party to the Employment Agreement with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company estimated the fair value of the award at September 30, 2014, to be approximately $15.7 million, and, accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. As noted in our current report on Form 8-K filed October 6, 2014, the compensation committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the TV One Award upon similar terms as in the prior Employment Agreement (See Note 10 – Subsequent Events).

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of September 30, 2014		As of December 31, 2013
	(Unaudited)
Derivatives not designated as hedging	(In thousands)
instruments:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Employment agreement award	Other Long-Term Liabilities	$15,737	Other Long-Term Liabilities	$13,688
Total derivatives		$15,737		$13,688

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended September 30,
		2014	2013
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(546)	$(553)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Nine Months Ended September 30,
		2014	2013
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(2,049)	$(1,789)

(n) Liquidity and Uncertainties Related to Going Concern

On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). Under the December 2012 amendment, we became required to maintain compliance with certain financial ratios (as detailed in Note 5 — Long-Term Debt). Based on our current projections, we expect to be in compliance with these financial ratios and other covenants over the next twelve months. Management’s projections could be negatively impacted if adverse factors outside the Company’s control arise, which could reduce, negate or even prevent the Company from maintaining compliance with its debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals. We believe such measures would allow us to maintain compliance with our debt covenants at least through the next twelve months.

2.  ACQUISITIONS AND DISPOSITIONS:

On October 20, 2011, we entered into an LMA with WGPR, Inc. (“WGPR”). Pursuant to the LMA, beginning October 24, 2011, we began to broadcast programs produced, owned or acquired by Radio One on WGPR’s Detroit radio station, WGPR-FM. We pay certain operating costs of WGPR-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The original term of the LMA was through December 31, 2014; however, we recently extended the term of the LMA through December 31, 2019. Under the terms of the LMA, WGPR has also granted us certain rights of first negotiation and first refusal, with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the LMA.

On February 15, 2013, the Company closed on the previously announced sale of the assets of one of its Columbus, Ohio radio stations, WJKR-FM (The Jack, 98.9 FM), to Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”).  The Company sold the assets of WJKR for $4.0 million and recognized a gain on the sale of $893,000 during the nine months ended September 30, 2013.

On February 3, 2014, the Company executed a new TBA, similar in operation to an LMA, effective December 1, 2013, for its remaining station in Boston.  The TBA has a three-year term, and at the conclusion of the TBA, the Company’s remaining Boston station will be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC.

On February 27, 2014, the Company completed the acquisition of Gaffney Broadcasting, Incorporated (“Gaffney”), which consisted of an AM and FM station (WOSF-FM) in the Charlotte market.  Total consideration paid for the two stations was approximately $7.7 million, which includes a deposit that was paid in a prior period. Prior to the closing of the acquisition, the Company operated the assets of the FM station pursuant to the terms of an LMA. In connection with the acquisition, the Company added Gaffney as a party to the agreements governing its outstanding notes and its senior credit facility.  At the February 27, 2014 acquisition date, the AM station assets were classified as assets held for sale in the amount of $225,000. On March 31, 2014, the AM station assets held for sale were sold for $225,000. The Company’s purchase accounting for assets acquired and liabilities assumed consisted of approximately $426,000 to fixed assets, $7.0 million to radio broadcasting licenses, $2.7 million to goodwill, $44,000 to other definite-lived intangible assets and $2.7 million to deferred tax liabilities. In accordance with accounting standards applicable to business combinations, the Company recorded the assets and liabilities at fair value as of February 27, 2014.

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

Valuation of Broadcasting Licenses

For each quarter in 2014 and 2013, the total market revenue growth for certain markets in which we operate was below that used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of each quarter-end date. There was no impairment identified as part of this testing in 2014. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, the Company recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended September 30, 2014 and 2013.

Radio Broadcasting	September 30,	September 30,
Licenses	2014 (a)	2013 (a)

Pre-tax impairment charge (in millions)	$—	$3.7

Discount Rate	9.5%	10.5%
Year 1 Market Revenue Growth Rate Range	0.4% – 1.0%	(0.5%) – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% – 2.0%	1.0% –2.0%
Mature Market Share Range	6.4% – 26.9%	6.7% – 27.4%
Operating Profit Margin Range	31.1% – 47.8%	30.3% – 40.1%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the first, second and third quarters of 2014, we identified impairment indicators in certain of our radio markets, and, as such, we performed an interim impairment analysis for certain radio market reporting units as of September 30, 2014, June 30, 2014 and March 31, 2014. No goodwill impairment was identified during the three or nine months ended September 30, 2014. Due to the fact that there was an impairment charge recognized for certain FCC licenses during the three and nine months ended September 30, 2013, we deemed to that to be a goodwill impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill. No goodwill impairment was identified during the three or nine months ended September 30, 2013. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2014 and 2013.

Goodwill (Radio Market	September 30,	September 30,
Reporting Units)	2014 (a)	2013 (a)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	9.5%	10.5%
Year 1 Market Revenue Growth Rate Range	0.0% - 2.0%	1.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.2% – 1.5%
Mature Market Share Range	7.1% - 19.8%	9.9% - 14.2%
Operating Profit Margin Range	28.4% - 56.4%	25.4% - 40.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the third quarter of 2014, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s net revenues and cash flows declined and internal projections were revised downward. The Company reduced its operating cash flow projections and assumptions based on Reach Media’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the interim assessment at September 30, 2014. When compared to the discount rates used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of our interim assessment, the Company concluded no impairment for the Reach Media goodwill value had occurred.

September 30,
Reach Media Goodwill	2014

Pre-tax impairment charge (in millions)	$—

Discount Rate	12.0%
Year 1 Revenue Growth Rate	1.5%
Long-term Revenue Growth Rate Range	0.1 – 2.0%
Operating Profit Margin Range	10.0 – 14.9%

4.  INVESTMENTS:

The Company’s investments (short-term and long-term) as of September 30, 2014, and December 31, 2013, consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
September 30, 2014
Corporate debt securities	$790	$(1)	$15	$804
Government sponsored enterprise mortgage-backed securities	101	—	—	101
Mutual funds	2,106	(99)	1	2,008
Total investments	$2,997	$(100)	$16	$2,913

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2013
Corporate debt securities	$147	$(2)	$2	$147
Mutual funds	2,528	(213)	—	2,315
Total investments	$2,675	$(215)	$2	$2,462

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
September 30, 2014
Corporate debt securities	$274	$(1)	$—	$—	$(1)
Mutual funds	—	—	1,767	(99)	(99)
Total investments	$274	$(1)	$1,767	$(99)	$(100)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2013
Corporate debt securities	$119	$(2)	$—	$—	$(2)
Mutual funds	765	(27)	1,477	(186)	(213)
Total investments	$884	$(29)	$1,477	$(186)	$(215)

The Company’s investments in debt securities and mutual funds are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities and mutual funds have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended September 30, 2014.

The amortized cost and estimated fair value of debt securities at September 30, 2014, by contractual maturity, are shown below.

	Amortized Cost Basis	Fair Value
	(In thousands)

Within 1 year	$103	$103
After 1 year through 5 years	383	392
After 5 years through 10 years	304	309
After 10 years	—	—
Total debt securities	$790	$804

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

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2014		September 30, 2013
	(In thousands)
Proceeds from sales	$456	$482	$300	$1,053
Gross realized gains	—	—	—	—
Gross realized losses	4	4	—	—

5.  LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)

Senior bank term debt	$369,489	$373,456
9.25% Senior Subordinated Notes due February 2020	335,000	—
12 1/2%/15% Senior Subordinated Notes due May 2016	—	327,034
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	823,489	819,490
Less: current portion	3,829	3,840
Less: original issue discount	2,646	3,855
Long-term debt, net	$817,014	$811,795

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

•	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
•	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
•	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
•	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

•	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
•	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
•	4.00 to 1.00 on September 30, 2014;
•	3.75 to 1.00 on December 31, 2014;
•	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
•	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

•	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
•	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
•	8.00 to 1.00 on September 30, 2014;
•	7.50 to 1.00 on December 31, 2014;
•	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
•	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:

•	liens;
•	sale of assets;
•	payment of dividends; and
•	mergers.

As of September 30, 2014, ratios calculated in accordance with the 2011 Credit Agreement, as amended, were as follows:

	As of September 30, 2014		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$89.5

Pro Forma Last Twelve Months Interest Expense (In millions)	$60.8

Senior Debt (In millions)	$335.5
Total Debt (In millions)	$670.5

Interest Coverage
Covenant EBITDA / Interest Expense	1.47	x	1.20	x	0.27	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.75	x	4.00	x	0.25	x

Total Leverage
Total Debt / Covenant EBITDA	7.49	x	8.00	x	0.51	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends received from TV One for periods presented.

As of September 30, 2014, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.5% for the three months ended September 30, 2014. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of September 30, 2014, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility, after adjusting for outstanding letters of credit. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, including adjusting for the outstanding letters of credit, approximately $22.0 million was available to be borrowed.

As of September 30, 2014, the Company had outstanding approximately $369.5 million on its term credit facility. During the three and nine months ended September 30, 2014, the Company repaid approximately $1.0 million and $4.0 million, respectively, under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12.5%/15% Senior Subordinated Notes due May 2016 (the “2016 Notes”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 ⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  Subsequently, we repurchased or redeemed all remaining Prior Notes pursuant to the terms of their respective indentures. Effective March 13, 2014, the Company repurchased or otherwise redeemed all of the amounts outstanding under the 2016 Notes using proceeds from our 2020 Notes (defined below). The Company recorded a loss on retirement of debt of approximately $5.7 million for the three months ended March 31, 2014. This amount included a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of September 30, 2014, the Company had $335.0 million of our 2020 Notes outstanding. During the nine months ended September 30, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

Interest payments under the terms of the 2013 Notes were due in February and August.  Based on the $747,000 principal balance of the 2013 Notes outstanding at December 31, 2012, a final interest payment of $24,000 was paid in February 2013.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the 2020 Notes and the 2011 Credit Agreement, as amended.

Future scheduled minimum principal payments of debt as of September 30, 2014, are as follows:

	Credit Facility	Senior Subordinated Notes due 2020	TV One Senior Secured Notes	Total

October – December 2014	$957	$—	$—	$957
2015	3,829	—	—	3,829
2016	364,703	—	119,000	483,703
2017	—	—	—	—
2018	—	—	—	—
2019	—	—	—	—
2020	—	335,000	—	335,000
Total Debt	$369,489	$335,000	$119,000	$823,489

6.  INCOME TAXES:

The Company recorded tax expense of approximately $26.2 million on a pre-tax loss from continuing operations of approximately $8.2 million for the nine months ended September 30, 2014, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the nine months ended September 30, 2014, in accordance with ASC 740-270, “Interim Reporting.”

As of September 30, 2014, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2014, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

7.  STOCKHOLDERS’ EQUITY:

 Stock Repurchase Program

In January 2013, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s board of directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of September 30, 2014, the Company had $57,000 remaining between the two authorizations with respect to its Class A and D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three and nine months ended September 30, 2014, the Company did not repurchase any Class A common stock or Class D common stock. During the three months ended September 30, 2013, the Company repurchased 512,300 shares of Class D common stock in the amount of approximately $1.2 million at an average price of $2.36 per share and 1,100 shares of Class A common stock in the amount of $3,000 at an average price of 2.41 per share. During the nine months ended September 30, 2013, the Company repurchased 2,630,574 shares of Class D common stock in the amount of approximately $5.4 million at an average price of $2.05 per share and 32,669 shares of Class A common stock in the amount of $71,000 at an average price of $2.17 per share. During the nine months ended September 30, 2013, shares repurchased included repurchases from a prior authorization.

Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan.  After giving effect to the prior issuances under the 2009 Stock Plan, approximately 5,000,000 shares remained available for issuance as of September 2013. On September 26, 2013, the board of directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. As of September 30, 2014, 6,943,950 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan (but see Note 10 – Subsequent Events).

Stock-based compensation expense for the three months ended September 30, 2014 and 2013, was $61,000 and $55,000, respectively, and for the nine months ended September 30, 2014 and 2013, was $171,000 and $145,000, respectively.

The Company did not grant stock options during the nine months ended September 30, 2014 and 2013, respectively (but see Note 10 – Subsequent Events).

Transactions and other information relating to stock options for the nine months ended September 30, 2014, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,300,000	$7.46		—
Grants	—	$—
Exercised	92,000	$1.36
Forfeited/cancelled/expired	1,528,000	$14.83
Balance as of September 30, 2014	2,680,000	$3.47	3.45	$3,821,617
Vested and expected to vest at September 30, 2014	2,680,000	$3.47	3.45	$3,821,617
Unvested at September 30, 2014	—	$—	—	$—
Exercisable at September 30, 2014	2,680,000	$3.47	3.45	$3,821,617

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2014, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their in-the-money options on September 30, 2014. This amount changes based on the fair market value of the Company’s stock. The number of options that were exercised during the three and nine months ended September 30, 2014 was 92,000. No options were exercised during the three and nine months ended September 30, 2013. No options vested during the three months ended September 30, 2014 and September 30, 2013, respectively. The number of options that vested during the nine months ended September 30, 2014, was 75,300 and the number of options that vested during the nine months ended September 30, 2013, was 108,725. The stock option weighted-average fair value per share was $1.89 at September 30, 2014.

There were no shares of restricted stock granted during the three months ended September 30, 2014 and 2013 (but see Note 10 – Subsequent Events). The Company granted 56,050 shares of restricted stock during the nine months ended September 30, 2014, and granted 109,645 shares of restricted stock during the nine months ended September 30, 2013. These restricted shares were issued to the Company’s non-executive directors as a part of their 2013 and 2014 annual compensation packages. Each of the five non-executive directors received 11,210 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D shares on June 16, 2014 and 21,929 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D shares on June 14, 2013. Both of the grants vest over a two year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2014, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2013	130,000	$2.11
Grants	56,000	$4.46
Vested	(75,000)	$1.99
Forfeited/cancelled/expired	—	$—
Unvested at September 30, 2014	111,000	$3.38

Restricted stock grants are included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2014, $309,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over the weighted-average period of 12 months (but see Note 10 – Subsequent Events).

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

Detailed segment data for the three and nine month periods ended September 30, 2014 and 2013, is presented in the following tables:

	Three Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$54,498	$59,281
Reach Media	13,618	16,872
Internet	5,822	6,125
Cable Television	39,488	37,786
Corporate/Eliminations/Other	(1,255)	(1,673)
Consolidated	$112,171	$118,391

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$32,478	$32,034
Reach Media	13,306	13,701
Internet	5,372	6,108
Cable Television	27,095	26,470
Corporate/Eliminations/Other	5,181	5,002
Consolidated	$83,432	$83,315

Depreciation and Amortization:
Radio Broadcasting	$1,241	$1,645
Reach Media	285	310
Internet	598	588
Cable Television	6,523	6,555
Corporate/Eliminations/Other	532	473
Consolidated	$9,179	$9,571

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$3,710
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$—	$3,710

Operating income (loss):
Radio Broadcasting	$20,779	$21,892
Reach Media	27	2,861
Internet	(148)	(571)
Cable Television	5,870	4,761
Corporate/Eliminations/Other	(6,968)	(7,148)
Consolidated	$19,560	$21,795

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$805,650	$798,900
Reach Media	32,290	39,700
Internet	31,143	34,123
Cable Television	474,007	495,766
Corporate/Eliminations/Other	48,549	45,866
Consolidated	$1,391,639	$1,414,355

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$159,906	$167,898
Reach Media	40,433	44,428
Internet	18,175	17,612
Cable Television	117,166	111,506
Corporate/Eliminations/Other	(4,023)	(4,339)
Consolidated	$331,657	$337,105

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$97,194	$96,666
Reach Media	40,227	40,147
Internet	17,417	17,587
Cable Television	76,895	70,699
Corporate/Eliminations/Other	14,498	12,945
Consolidated	$246,231	$238,044

Depreciation and Amortization:
Radio Broadcasting	$3,832	$4,720
Reach Media	862	950
Internet	1,830	1,902
Cable Television	19,597	19,773
Corporate/Eliminations/Other	1,564	1,255
Consolidated	$27,685	$28,600

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$14,880
Reach Media	—	—
Internet	—	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$—	$14,880

Operating income (loss):
Radio Broadcasting	$58,880	$51,632
Reach Media	(656)	3,331
Internet	(1,072)	(1,877)
Cable Television	20,674	21,034
Corporate/Eliminations/Other	(20,085)	(18,539)
Consolidated	$57,741	$55,581

9. COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2014, and as late as December 31, 2016. The agreement expiring December 31, 2014, will automatically renew, however, we are negotiating new rates. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.3 million and $2.5 million for the three month periods ended September 30, 2014 and 2013, respectively, and approximately $7.1 million and $7.3 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.

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

Other Commitments

In connection with its planned investment in MGM’s development of MGM National Harbor, the Company has committed to making a minimum investment of $5 million, with an option to invest up to an additional $35 million, which may be made by the Company any time prior to the earlier of (i) July 1, 2016 or (ii) the date the MGM National Harbor project opens to revenue-generating customers. Opening of the project currently is anticipated to be in the Fall of 2016.  Closing on our initial $5 million investment is pending regulatory approval and is anticipated to occur in the fourth quarter of 2014.

10. SUBSEQUENT EVENTS:

Employment Agreements

As previously announced on the Company’s current report on Form 8-K filed October 6, 2014, on September 30, 2014, the Compensation Committee (“Compensation Committee”) of the Board of Directors of the Company approved the principal terms of new employment agreements for each of the Company’s named executive officers.  With the exception of the Company’s President - Radio Division (“PRD”), while definitive agreements had not been executed as of October 6, 2014, the terms of the new employment agreements are effective as of January 1, 2014, except for the base salaries of certain of the executives which are effective October 1, 2014.    The Company and its PRD had executed an employment agreement on October 6, 2014.  The Company and its Chief Financial Officer (“CFO”) had executed an employment agreement on October 29, 2014. The employment contracts for the PRD and CFO were filed on our current reports on 8-K on October 6, 2014 and November 4, 2014, respectively. Definitive agreements for the remaining officers will be filed upon execution of the documents.  What follows below is a summary of the principal terms for each of the yet to be signed employment agreements.

Cathy Hughes, Founder and Executive Chairperson

Pursuant to the terms approved by the Compensation Committee, Ms. Hughes will be employed as the Founder and Chairperson of the Company and its wholly-owned subsidiaries commencing as of January 1, 2014 until December 31, 2016, unless earlier terminated pursuant to the terms of the agreement.  Effective October 1, 2014, Ms. Hughes will be entitled to a base salary payable at the annualized rate of $1,000,000 per year and will be eligible for a bonus of $500,000, 50% of which will be paid on a discretionary basis with the remaining 50% paid in accordance with certain performance metrics.  Ms. Hughes will have periodic personal use of a private aircraft up to a maximum of 25 hours per year, such usage subject to the Company’s financial position as determined by the CEO in his sole discretion. Ms. Hughes was also awarded 456,000 restricted shares of the Company’s Class D common stock vesting in equal 1/3 tranches on April 6, 2015, December 31, 2015 and December 31, 2016.  Finally, Ms. Hughes was awarded stock options to purchase 293,000 shares of the Company’s Class D common stock vesting in approximately equal 1/3 tranches on April 6, 2015, December 31, 2015 and December 31, 2016. The options were priced at the closing share price of the Company’s Class D common stock on October 6, 2014.

Alfred C. Liggins, President and Chief Executive Officer Radio One, Inc. and TV One, LLC

Pursuant to the terms approved by the Compensation Committee, Mr. Liggins will be employed as the President and Chief Executive Officer of the Company and its wholly-owned subsidiaries and as the President and Chief Executive Officer of TV One, LLC.  Mr. Liggins employment under the agreement will commence as of January 1, 2014 until December 31, 2016, unless earlier terminated pursuant to the terms of the agreement.  Effective October 1, 2014, Mr. Liggins will be entitled to a base salary payable at the annualized rate of $1,250,000 per year and will be eligible for a bonus of $1,250,000, 50% of which will be paid on a discretionary basis with the remaining 50% paid in accordance with certain performance metrics.  Mr. Liggins will have periodic personal use of a private aircraft up to a maximum of 25 hours per year, subject to the Company’s financial position. Mr. Liggins was also awarded 913,000 restricted shares of the Company’s Class D common stock vesting in approximately equal 1/3 tranches on April 6, 2015, December 31, 2015 and December 31, 2016.  Mr. Liggins was awarded stock options to purchase 587,000 shares of the Company’s Class D common stock vesting in approximately equal 1/3 tranches on April 6, 2015, December 31, 2015 and December 31, 2016. The options were priced at the closing share price of the Company’s Class D common stock on October 6, 2014.  Finally, Mr. Liggins remains eligible for the TV One Award included in his prior employment agreement.

Linda Vilardo, Executive Vice President and Chief Administrative Officer

Pursuant to the terms approved by the Compensation Committee, Ms. Vilardo will be employed as Executive Vice President and Chief Administrative Officer of the Company and Vice President of its wholly-owned subsidiaries commencing as of January 1, 2014 until December 31, 2016, unless earlier terminated pursuant to the terms of the agreement.  Effective October 1, 2014, Ms. Vilardo will be entitled to a base salary payable at the annualized rate of $600,000 per year and will be eligible for a bonus of $300,000, 50% of which will be paid on a discretionary basis with the remaining 50% paid in accordance with certain performance metrics. Ms. Vilardo was also awarded 225,000 restricted shares of the Company’s Class D common stock vesting in equal 75,000 share tranches on April 6, 2015, December 31, 2015 and December 31, 2016.  Finally, Ms. Vilardo will be eligible for an agreement term completion bonus equal to one year’s then current base salary payable on the completion of her employment with the Company (which may occur any time after the expiration of the Agreement and any renewal or renegotiation thereof).  Ms. Vilardo will also be entitled to COBRA benefits for one year upon separation of employment.

KROI format change

Effective October 8, 2014, the Company changed the format of one of its Houston stations. The Company changed its 92.1 frequency from a full service news station to old school hip hop.

Restricted Stock Awards

Effective October 6, 2014, 410,000 shares of restricted stock were granted to certain employees pursuant to the Company’s Long Term Incentive Plan. All awards will vest in three installments, with the first installment of 33% vesting on April 6, 2015.  The remaining two installments will vest equally on December 31, 2015 and December 31, 2016.  Pursuant to the terms of the 2009 Stock Option and Restricted Stock Grant Plan, as amended and restated as of December 31, 2013, and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold into the open market for tax purposes on or about the vesting dates.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	49.2%	50.3%	48.8%	50.0%

Percentage of core radio business generated from local advertising	63.5%	65.6%	63.5%	66.7%

Percentage of core radio business generated from national advertising, including network advertising	32.8%	31.9%	31.9%	29.3%

National advertising includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue. Our Reach Media segment generated approximately 12.1% and 14.3% of our total revenue for the three months ended September 30, 2014 and 2013, respectively. The Reach Media segment generated approximately 12.2% and 13.2% of our total revenue for the nine months ended September 30, 2014 and 2013, respectively. Our cable television segment generated approximately 35.2% and 31.9% of our total revenue for the three months ended September 30, 2014 and 2013, respectively, and approximately 35.3% and 33.1% of our total revenue for the nine months ended September 30, 2014 and 2013, respectively.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except margin data)

Net revenue	$112,171	$118,391	$331,657	$337,105
Station operating income	38,645	44,815	114,881	126,313
Station operating income margin	34.5%	37.9%	34.6%	37.5%
Consolidated net loss attributable to common stockholders	$(13,220)	$(13,221)	$(49,219)	$(45,541)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Consolidated net loss attributable to common stockholders	$(13,220)	$(13,221)	$(49,219)	$(45,541)
Add back non-station operating income items included in consolidated net loss:
Interest income	(40)	(23)	(174)	(165)
Interest expense	19,350	22,336	60,468	66,811
Provision for income taxes	9,037	8,415	26,220	19,798
Corporate selling, general and administrative, excluding stock-based compensation	9,845	9,684	29,284	27,107
Stock-based compensation	61	55	171	145
Loss on retirement of debt	—	—	5,679	—
Other (income) expense, net	(29)	(29)	16	(99)
Depreciation and amortization	9,179	9,571	27,685	28,600
Noncontrolling interests in income of subsidiaries	4,462	4,317	14,751	15,670
Impairment of long-lived assets	—	3,710	—	14,880
Income from discontinued operations, net of tax	—	—	—	(893)
Station operating income	$38,645	$44,815	$114,881	$126,313

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(13,220)	$(13,221)	$(49,219)	$(45,541)
Add back non-station operating income items included in consolidated net loss:
Interest income	(40)	(23)	(174)	(165)
Interest expense	19,350	22,336	60,468	66,811
Provision for income taxes	9,037	8,415	26,220	19,798
Depreciation and amortization	9,179	9,571	27,685	28,600
EBITDA	$24,306	$27,078	$64,980	$69,503
Stock-based compensation	61	55	171	145
Loss on retirement of debt	—	—	5,679	—
Other (income) expense, net	(29)	(29)	16	(99)
Noncontrolling interests in income of subsidiaries	4,462	4,317	14,751	15,670
Impairment of long-lived assets	—	3,710	—	14,880
Income from discontinued operations, net of tax	—	—	—	(893)
Adjusted EBITDA	$28,800	$35,131	$85,597	$99,206

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 (In thousands)

	Three Months Ended September 30,
	2014	2013	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$112,171	$118,391	$(6,220)	(5.3)%
Operating expenses:
Programming and technical, excluding stock-based compensation	36,520	37,176	(656)	(1.8)
Selling, general and administrative, excluding stock-based compensation	37,006	36,400	606	1.7
Corporate selling, general and administrative, excluding stock-based compensation	9,845	9,684	161	1.7
Stock-based compensation	61	55	6	10.9
Depreciation and amortization	9,179	9,571	(392)	(4.1)
Impairment of long-lived assets	—	3,710	(3,710)	(100.0)
Total operating expenses	92,611	96,596	(3,985)	(4.1)
Operating income	19,560	21,795	(2,235)	(10.3)
Interest income	40	23	17	73.9
Interest expense	19,350	22,336	(2,986)	(13.4)
Other income, net	(29)	(29)	—	—
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	279	(489)	768	157.1
Provision for income taxes	9,037	8,415	622	7.4
Net loss from continuing operations	(8,758)	(8,904)	146	1.6
Income from discontinued operations, net of tax	—	—	—	—
Consolidated net loss	(8,758)	(8,904)	146	1.6
Net income attributable to noncontrolling interests	4,462	4,317	145	3.4
Net loss attributable to common stockholders	$(13,220)	$(13,221)	$1	0.0%

Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2014	2013
$112,171	$118,391	$(6,220)	(5.3)%

During the three months ended September 30, 2014, we recognized approximately $112.2 million in net revenue compared to approximately $118.4 million during the same period in 2013. For our radio broadcasting segment, these amounts are net of agency and outside sales representative commissions, which were approximately $7.1 million during the three months ended September 30, 2014, compared to approximately $8.1 million for the comparable period in 2013. Net revenues from our radio broadcasting segment for the quarter ended September 30, 2014, decreased 8.1% from the same period in 2013, primarily due to declines in our four largest markets. In one of our largest markets, there was an addition of a direct competitor. We experienced net revenue growth most significantly in our Charlotte, Dallas and Detroit markets, countered by our Atlanta, Baltimore, Houston, Philadelphia, Richmond, St. Louis and Washington DC markets experiencing the most significant declines. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets in which we operate (excluding Richmond which no longer participates in Miller Kaplan) decreased 2.0% in total revenues for the three months ended September 30, 2014, made up of a decrease of 6.2% in local revenues, partially offset by an increase of 1.4% in national revenues, and an increase of 13.7% in digital revenues. Reach Media’s net revenues decreased 19.3% for the quarter ended September 30, 2014, compared to the same period in 2013 due to a mix of customer turnover and lower rates. We recognized approximately $39.5 million of revenue from our cable television segment during the three months ended September 30, 2014, compared to approximately $37.8 million for the same period in 2013, the increase due primarily from an increase in affiliate and advertising sales. Finally, net revenues for our internet business decreased 4.9% for the three months ended September 30, 2014, compared to the same period in 2013 due to a decrease in direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2014	2013
$36,520	$37,176	$(656)	(1.8)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The change in programming and technical expenses for the quarter ended September 30, 2014, was driven primarily by our cable television and radio broadcasting segments. Our cable television business generated a decrease of $976,000 for the quarter ended September 30, 2014, compared to the prior period, due to lower content amortization. This decrease was partially offset by an increase in our radio broadcasting segment due primarily to higher payroll costs.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2014	2013
$37,006	$36,400	$606	1.7%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase for the three months ended September 30, 2014, compared to the same period in 2013 is primarily due to higher marketing and promotional expenses generated by TV One to advertise and promote the premiere of a new TV One show, in addition to higher management and professional fees.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2014	2013
$9,845	$9,684	$161	1.7%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in corporate expenses was due primarily to higher professional fees.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2014	2013
$9,179	$9,571	$(392)	(4.1)%

The decrease in depreciation and amortization expense for the three months ended September 30, 2014, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2014	2013
$—	$3,710	$(3,710)	(100.0)%

There was no impairment of long-lived assets for the three months ended September 30, 2014. The impairment of long-lived assets for the three months ended September 30, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Cleveland and Boston radio broadcasting licenses.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2014	2013
$19,350	$22,336	$(2,986)	(13.4)%

Interest expense decreased to approximately $19.4 million for the quarter ended September 30, 2014, compared to approximately $22.3 million for the same period in 2013. The primary driver of the decrease in interest expense was due to the lower interest rate associated with the 2020 Notes, compared to the 2016 Notes which were settled during the first quarter of 2014.

Provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2014	2013
$9,037	$8,415	$622	7.4%

For the three months ended September 30, 2014, and 2013 the provision for income taxes was approximately $9.0 million and $8.4 million, respectively, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. The increase in tax provision was primarily due to provision to return adjustments.

Noncontrolling interests in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2014	2013
$4,462	$4,317	$145	3.4%

The increase in noncontrolling interests in income of subsidiaries was due primarily to greater net income generated by TV One during the three months ended September 30, 2014, compared to the 2013 period. Reach Media generated lower net income during the three months ended September 30, 2014, compared to the 2013 period, which partially offset the income generated by TV One.

Other Data

Station operating income

Station operating income decreased to approximately $38.6 million for the three months ended September 30, 2014, compared to approximately $44.8 million for the comparable period in 2013, a decrease of $6.2 million or 13.8%. This decrease was due to lower Reach Media and radio broadcasting segment station operating income for the three months ended September 30, 2014, versus the same period in 2013. Reach Media generated approximately $1.5 million of station operating income during the quarter ended September 30, 2014, compared to approximately $4.3 million during the quarter ended September 30, 2013, primarily due to declines in net revenue which was due to a mix of customer turnover and lower rates. The radio broadcasting segment generated approximately $22.0 million of station operating income during the quarter ended September 30, 2014, compared to $27.3 million during the quarter ended September 30, 2013, with the decrease due primarily to declines in net revenue in our four largest markets.

Station operating income margin

Station operating income margin decreased to 34.5% for the three months ended September 30, 2014, from 37.9% for the comparable period in 2013. The margin decrease was primarily attributable to Reach Media’s lower station operating margin of 11.1% for the three months ended September 30, 2014, compared to 25.7% for the three months ended September 30, 2013, primarily due to a decline in net revenue as described above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013 (In thousands)

	Nine Months Ended September 30,
	2014	2013	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$331,657	$337,105	$(5,448)	(1.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	105,712	100,649	5,063	5.0
Selling, general and administrative, excluding stock-based compensation	111,064	110,143	921	0.8
Corporate selling, general and administrative, excluding stock-based compensation	29,284	27,107	2,177	8.0
Stock-based compensation	171	145	26	17.9
Depreciation and amortization	27,685	28,600	(915)	(3.2)
Impairment of long-lived assets	—	14,880	(14,880)	(100.0)
Total operating expenses	273,916	281,524	(7,608)	(2.7)
Operating income	57,741	55,581	2,160	3.9
Interest income	174	165	9	5.5
Interest expense	60,468	66,811	(6,343)	(9.5)
Loss on retirement of debt	5,679	—	5,679	100.0
Other expense (income), net	16	(99)	115	116.2
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(8,248)	(10,966)	2,718	24.8
Provision for income taxes	26,220	19,798	6,422	32.4
Net loss from continuing operations	(34,468)	(30,764)	(3,704)	(12.0)
Income from discontinued operations, net of tax	—	893	(893)	(100.0)
Consolidated net loss	(34,468)	(29,871)	(4,597)	(15.4)
Net income attributable to noncontrolling interests	14,751	15,670	(919)	(5.9)
Net loss attributable to common stockholders	$(49,219)	$(45,541)	$(3,678)	(8.1)%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$331,657	$337,105	$(5,448)	(1.6)%

During the nine months ended September 30, 2014, we recognized approximately $331.7 million in net revenue compared to approximately $337.1 million during the same period in 2013. For our radio broadcasting segment, these amounts are net of agency and outside sales representative commissions, which were approximately $20.9 million during the nine months ended 2014, compared to approximately $22.4 million during the same period in 2013. Net revenues from our radio broadcasting segment for the nine months ended September 30, 2014, decreased 4.8% from the same period in 2013, primarily due to declines in our four largest markets. In one of our largest markets, there was an addition of a direct competitor. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in decreased 1.6% in total revenues. Our Charlotte, Dallas and Detroit markets experienced the most significant net revenue growth, while our Atlanta, Baltimore, Houston, Philadelphia, Richmond and Washington D.C. markets experienced the most significant net revenue declines. Reach Media’s net revenues decreased 9.0% in the nine months ended September 30, 2014, compared to the same period in 2013, due to a mix of customer turnover and lower rates. We recognized approximately $117.2 million and $111.5 million of revenue from our cable television segment during the nine months ended September 30, 2014, and 2013, respectively, due primarily from an increase in advertising and affiliate sales. Net revenue for our internet business increased 3.2% for the nine months ended September 30, 2014, compared to the same period in 2013, due to an increase in indirect revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$105,712	$100,649	$5,063	5.0%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $46.3 million of our consolidated programming and technical operating expenses were incurred by TV One for the nine months ended September 30, 2014, versus approximately $42.9 million for the same period in 2013. Of this total amount incurred by TV One, approximately $39.0 million and $35.6 million for the nine months ended September 30, 2014 and 2013, respectively, relates specifically to content amortization. The increase in TV One programming content amortization was a result of new shows being televised during 2014 that did not air during 2013. The internet segment generated an increase of $807,000 for the nine months ended September 30, 2014 compared to the same period in 2013, due to higher programming costs, contract labor and content delivery costs. In addition, Reach Media programming expenses increased $896,000 for the nine months ended September 30, 2014, compared to the same period in 2013. This increase was due primarily to a new syndicated show that began in 2013.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$111,064	$110,143	$921	0.8%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. There was an increase in selling, general and administrative expenses for the nine months ended September 30, 2014, from our cable television segment which was partially offset by declines at our Reach Media and internet segments. Our cable television segment generated an increase in expense of approximately $3.1 million primarily related to higher marketing and promotional expenses to advertise and promote premieres of various TV One shows. Reach Media generated lower costs associated with certain special events, and the internet segment generated lower traffic acquisition costs.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$29,284	$27,107	$2,177	8.0%

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

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$27,685	$28,600	$(915)	(3.2)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2014, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$—	$14,880	$(14,880)	(100.0)%

The impairment of long-lived assets for the nine months ended September 30, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Boston, Cincinnati, Cleveland and Philadelphia radio broadcasting licenses. There was no impairment of long-lived assets for the nine months ended September 30, 2014.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$60,468	$66,811	$(6,343)	(9.5)%

Interest expense decreased to approximately $60.5 million for the nine months ended September 30, 2014, compared to approximately $66.8 million for the same period in 2013. The primary driver of the decrease in interest expense was due to the lower interest rate associated with the 2020 Notes, compared to the 2016 Notes which were settled during the first quarter of 2014.

Loss on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$5,679	$—	$5,679	100.0%

The loss on retirement of debt of approximately $5.7 million for the nine months ended September 30, 2014, was due to the retirement of the 2016 Notes during the first quarter. This amount includes a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

Provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$26,220	$19,798	$6,422	32.4%

For the nine months ended September 30, 2014 and 2013, the provision for income taxes was approximately $26.2 million and $19.8 million, respectively, primarily related to the DTL for indefinite-lived intangible assets. The increase in tax provision was primarily due to the impairment of long-lived intangibles that occurred in the nine months ended September 30, 2013, that reduced the DTL and the related deferred tax expense.

Income from discontinued operations, net of tax

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$—	$893	$(893)	(100.0)%

Income from discontinued operations, net of tax, includes the results of operations for our sold radio stations (or stations subject to a local marketing agreement). The activity for the nine months ended September 30, 2013, resulted primarily from the sale of our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) in February 2013 which resulted in a gain of $893,000.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2014	2013
$14,751	$15,670	$(919)	(5.9)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to lower net income generated by TV One during the nine months ended September 30, 2014, compared to the same period in 2013. In addition, Reach Media generated a net loss during the nine months ended September 30, 2014, compared to net income during the 2013 period.

Other Data

Station operating income

Station operating income decreased to approximately $114.9 million for the nine months ended September 30, 2014, compared to approximately $126.3 million for the comparable period in 2013, a decrease of $11.4 million or 9.1%. This decrease was primarily due to lower station operating income at our Reach Media and radio broadcasting segments for the nine months ended September 30, 2014, versus the same period in 2013. Reach Media generated approximately $3.8 million of station operating income during the nine months ended September 30, 2014, compared to $7.7 million during the nine months ended September 30, 2013. The radio broadcasting segment generated approximately $62.7 million of station operating income during the nine months ended September 30, 2014, compared to $71.3 million during the nine months ended September 30, 2013, with the decrease due primarily to net revenue declines at our four largest markets.

Station operating income margin

Station operating income margin decreased to 34.6% for the nine months ended September 30, 2014, from 37.5% for the comparable period in 2013. The margin decrease was primarily attributable to Reach Media’s lower operating margin of 9.3% for the nine months ended September 30, 2014, compared to 17.2% for the nine months ended September 30, 2013. In addition, the radio broadcasting segment generated lower operating margin of 39.2% for the nine months ended September 30, 2014, compared to 42.4% for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

The 2011 Credit Agreement, as amended, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

•	1.10 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
•	1.20 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through September 30, 2014;
•	1.25 to 1.00 on December 31, 2014, and the last day of each fiscal quarter through September 30, 2015; and
•	1.50 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

•	4.50 to 1.00 on September 30, 2012, and the last day of each fiscal quarter through December 31, 2013;
•	4.25 to 1.00 on March 31, 2014, and the last day of each fiscal quarter through June 30, 2014;
•	4.00 to 1.00 on September 30, 2014;
•	3.75 to 1.00 on December 31, 2014;
•	3.25 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
•	2.75 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

•	8.50 to 1.00 on December 31, 2012, and the last day of each fiscal quarter through December 31, 2013;
•	8.25 to 1.00 on March 31, 2014, and June 30, 2014;
•	8.00 to 1.00 on September 30, 2014;
•	7.50 to 1.00 on December 31, 2014;
•	6.50 to 1.00 on March 31, 2015, and the last day of each fiscal quarter through September 30, 2015; and
•	6.00 to 1.00 on December 31, 2015, and the last day of each fiscal quarter thereafter.

(d)   limitations on:

•	liens;
•	sale of assets;
•	payment of dividends; and
•	mergers.

As of September 30, 2014, ratios calculated in accordance with the 2011 Credit Agreement, as amended, were as follows:

	As of September 30, 2014		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$89.5

Pro Forma Last Twelve Months Interest Expense (In millions)	$60.8

Senior Debt (In millions)	$335.5
Total Debt (In millions)	$670.5

Interest Coverage
Covenant EBITDA / Interest Expense	1.47	x	1.20	x	0.27	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.75	x	4.00	x	0.25	x

Total Leverage
Total Debt / Covenant EBITDA	7.49	x	8.00	x	0.51	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends received from TV One for periods presented.

As of September 30, 2014, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.5% for the three months ended September 30, 2014. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of September 30, 2014, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility, after adjusting for outstanding letters of credit. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, including adjusting for the outstanding letters of credit, approximately $22.0 million was available to be borrowed.

As of September 30, 2014, the Company had outstanding approximately $369.5 million on its term credit facility. During the three and nine months ended September 30, 2014, the Company repaid approximately $1.0 million and $4.0 million, respectively, under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

Senior Subordinated Notes

On November 24, 2010, we issued $286.8 million of our 12.5%/15% Senior Subordinated Notes due May 2016 (the “2016 Notes”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 ⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  Subsequently, we repurchased or redeemed all remaining Prior Notes pursuant to the terms of their respective indentures. Effective March 13, 2014, the Company repurchased or otherwise redeemed all of the amounts outstanding under the 2016 Notes using proceeds from our 2020 Notes (defined below). The Company recorded a loss on retirement of debt of approximately $5.7 million for the three months ended March 31, 2014. This amount included a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of September 30, 2014, the Company had $335.0 million of our 2020 Notes outstanding. During the nine months ended September 30, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

Interest payments under the terms of the 2013 Notes were due in February and August.  Based on the $747,000 principal balance of the 2013 Notes outstanding at December 31, 2012, a final interest payment of $24,000 was paid in February 2013.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the 2020 Notes and the 2011 Credit Agreement, as amended.

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2014:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$366.8	7.50%
9.25% Senior Subordinated Notes (fixed rate)	$335.0	9.25%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%

(1)	Subject to variable Libor plus a spread that is incorporated into the applicable interest rate set forth above.

Under the December 2012 amendment, we became required to maintain compliance with certain financial ratios. Based on our current projections, we expect to be in compliance with these financial ratios and other covenants over the next twelve months. Management’s projections could be negatively impacted if adverse factors outside the Company’s control arise, which could reduce, negate or even prevent the Company from maintaining compliance with its debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals. We believe such measures would allow us to maintain compliance with our debt covenants at least through the next twelve months.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2014 and 2013:

	2014	2013
	(In thousands)

Net cash flows provided by operating activities	$30,389	$22,475
Net cash flows used in investing activities	$(11,957)	$(4,555)
Net cash flows used in financing activities	$(20,028)	$(26,858)

Net cash flows provided by operating activities were approximately $30.4 million and $22.5 million for the nine months ended September 30, 2014 and 2013, respectively. Cash flow from operating activities for the nine months ended September 30, 2014, increased from the prior year primarily due to an increase in the collections of accounts receivables. In addition, there were lower cash payments for content assets as well as a decrease in interest payments during the first nine months of 2014 compared to the same period in 2013.

Net cash flows used in investing activities were approximately $12.0 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $4.6 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. Proceeds from sales of investment securities were $482,000 and approximately $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. Proceeds from sale of discontinued operations were approximately $4.0 million for the nine months ended September 30, 2013. Purchases of investment securities were $909,000 and approximately $2.4 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company paid approximately $7.1 million to complete the acquisition of Gaffney.

Net cash flows used in financing activities were approximately $20.0 million and $26.9 million for the nine months September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, the Company repaid approximately $331.0 million and $3.6 million, respectively, in outstanding debt. During the nine months ended September 30, 2014, we borrowed approximately $335.0 million in 9.25% Senior Subordinated Notes due 2020. During the nine months ended September 30, 2014 and 2013, respectively, we capitalized approximately $4.5 million and $33,000 of debt costs. During the nine months ended September 30, 2013, we repurchased $71,000 of our Class A common stock and approximately $5.4 million of our Class D common stock. TV One paid approximately $18.1 million and $17.7 million in dividends to noncontrolling interest shareholders for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company paid a net premium of approximately $1.6 million to retire the 2016 Notes.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2014, we had approximately $666.8 million in broadcast licenses and $274.7 million in goodwill, which totaled $941.5 million, and represented approximately 67.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three or nine months ended September 30, 2014. We recorded an impairment charge of approximately $3.7 million against our radio broadcasting licenses during the three months ended September 30, 2013, and we recorded an impairment charge of approximately $14.9 million against our radio broadcasting licenses during the nine months ended September 30, 2013.

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

Valuation of Broadcasting Licenses

For each quarter in 2014 and 2013, the total market revenue growth for certain markets in which we operate was below that used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of each quarter-end date. There was no impairment identified as part of this testing in 2014. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, the Company recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended September 30, 2014 and 2013.

Radio Broadcasting	September 30,	September 30,
Licenses	2014 (a)	2013 (a)

Pre-tax impairment charge (in millions)	$—	$3.7

Discount Rate	9.5%	10.5%
Year 1 Market Revenue Growth Rate Range	0.4% – 1.0%	(0.5%) – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% – 2.0%	1.0% –2.0%
Mature Market Share Range	6.4% – 26.9%	6.7% – 27.4%
Operating Profit Margin Range	31.1% – 47.8%	30.3% – 40.1%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the first, second and third quarters of 2014, we identified impairment indicators in certain of our radio markets, and, as such, we performed an interim impairment analysis for certain radio market reporting units as of September 30, 2014, June 30, 2014 and March 31, 2014. No goodwill impairment was identified during the three or nine months ended September 30, 2014. Due to the fact that there was an impairment charge recognized for certain FCC licenses during the three and nine months ended September 30, 2013, we deemed to that to be a goodwill impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill. No goodwill impairment was identified during the three or nine months ended September 30, 2013. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2014 and 2013.

Goodwill (Radio Market	September 30,	September 30,
Reporting Units)	2014 (a)	2013 (a)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	9.5%	10.5%
Year 1 Market Revenue Growth Rate Range	0.0% - 2.0%	1.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.2% – 1.5%
Mature Market Share Range	7.1% - 19.8%	9.9% - 14.2%
Operating Profit Margin Range	28.4% - 56.4%	25.4% - 40.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the third quarter of 2014, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s net revenues and cash flows declined and internal projections were revised downward. The Company reduced its operating cash flow projections and assumptions based on Reach Media’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the interim assessment at September 30, 2014. When compared to the discount rates used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of our interim assessment, the Company concluded no impairment for the Reach Media goodwill value had occurred.

September 30,
Reach Media Goodwill	2014

Pre-tax impairment charge (in millions)	$—

Discount Rate	12.0%
Year 1 Revenue Growth Rate	1.5%
Long-term Revenue Growth Rate Range	0.1 – 2.0%
Operating Profit Margin Range	10.0 – 14.9%

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. The total amount available under our 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million senior bank term debt that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $335.0 million in our 9.25% Senior Subordinated Notes due February 2020. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2014, and as late as December 31, 2016. The agreement expiring December 31, 2014, will automatically renew, however, we are negotiating new rates. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.3 million and $2.5 million for the three month periods ended September 30, 2014 and 2013, respectively, and approximately $7.1 million and $7.3 million for the nine month periods ended September 30, 2014 and 2013, respectively.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2014:

	Payments Due by Period
Contractual Obligations	Remainder of 2014	2015	2016	2017	2018	2019 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes (1)	$7,747	$30,988	$30,988	$30,988	$30,988	$369,431	$501,130
Credit facilities (2)	8,099	31,682	371,697	—	—	–—	411,478
Other operating contracts / agreements (3) (5)	23,567	42,034	19,445	12,432	894	120	98,492
Operating lease obligations	2,691	9,764	9,334	8,507	5,244	19,405	54,945
Senior Secured Notes (4)	2,975	11,900	121,777	—	—	—	136,652
Total	$45,079	$126,368	$553,241	$51,927	$37,126	$388,956	$1,202,697

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of September 30, 2014.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2014.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

(5)

In connection with the MGM investment, the Company signed a subscription agreement committing to invest $5.0 million by December 31, 2014. Closing on our initial $5 million investment is pending regulatory approval and therefore is not included in the table above. (See Note 9 – Commitments and Contingencies.)

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 14, 2014

