Form 10-K
period 2014-12-31
RADIO ONE, INC.
filed 2015-02-17
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at February 6, 2015
Class A Common Stock, $.001 par value	2,244,551
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,928,906
Class D Common Stock, $.001 par value	42,107,610

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2014, was approximately $144.2 million.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2014

CERTAIN DEFINITIONS

Unless otherwise noted, throughout this report, the terms “Radio One,” “the Company,” “we,” “our,” and “us” refer to Radio One, Inc. together with all of its subsidiaries.

We use the terms “local marketing agreement” (“LMA”) or time brokerage agreement (“TBA”) in various places in this report. An LMA or a TBA is an agreement under which a Federal Communications Commission (“FCC”) licensee of a radio station makes available, for a fee, air time on its station to another party.  The other party provides programming to be broadcast during the airtime and collects revenues from advertising it sells for broadcast during that programming. In addition to entering into LMAs or TBAs, we will from, time to time, enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.

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

Unless otherwise indicated:

•	we obtained total radio industry revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we obtained audience share and ranking information from Nielsen Audio, Inc. ((“Nielsen”) formerly Arbitron Inc.) ; and

•	we derived historical market statistics and market revenue share percentages from data published by Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey (“BIA”), a media and telecommunications advisory services firm.

Cautionary Note Regarding Forward-Looking Statements

This document, and the documents incorporated by reference into this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results, and events. All statements other than statements of historical fact are “forward-looking” statements including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results, or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations, or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties, and factors include (in no particular order), but are not limited to:

•	economic sluggishness and volatility, credit and equity market unpredictability, employment outlook uncertainties and continued fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt at favorable interest rates or upon other favorable terms or finance other strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Washington, DC; Baltimore; Houston; and Atlanta) that could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given fluctuations in the economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings, and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules, and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and new content distribution platforms and technologies;

•	the impact of our acquisitions, dispositions, and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Radio One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Radio One,” “the Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2014, we owned and/or operated 54 broadcast stations located in 16 of the top 33 urban markets in the United States, with approximately 13.8 million weekly national listeners. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 52.1% controlling ownership interest in TV One, an African-American targeted cable television network that we own together with an affiliate of Comcast; our 80.0% controlling ownership interest in Reach Media, which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show. In December 2014, we acquired certain assets of GG Digital, Inc., including the website and brand Global Grind (“Global Grind”). The Global Grind website and brand will be integrated into Interactive One, our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente. In May 2014, the Company agreed to invest in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in the second half of 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

Beginning November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was made the subject of an LMA, and, on February 15, 2013, the Company sold that station’s assets.  The results from operations of this station for the years ended December 31, 2013 and 2012, have been classified as discontinued operations in the accompanying consolidated financial statements.

As of June 2011, our remaining Boston radio station was made the subject of a TBA whereby, similar in operation to an LMA, we have made available, for a fee, air time on this station to another party. In December 2013, we renegotiated the terms of the TBA, which now expires December 1, 2016, at which time the station will be conveyed. As a result, that station’s radio broadcasting license was classified as a long-term other asset as of December 31, 2014 and 2013, and is being amortized through the anticipated conveyance date.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television.

Our Stations and Markets

The table below provides information about our radio stations and the markets in which we owned or operated as of December 31, 2014.

	Radio One			Market Data
Market	Number of Stations(1)		Entire Audience Four Book Average Audience Share(2)	Ranking by Size of African-American Population Persons 12+(3)	Estimated Fall 2014 Metro Population Persons 12+
	FM	AM			Total (millions)	African- American %
Atlanta	4	—	13.1	2	4.5	33.1
Washington, DC	3	2	12.0	4	4.8	26.5
Philadelphia	3	—	8.0	5	4.6	20.5
Houston(4)	3	—	13.0	6	5.4	17.3
Dallas	2	—	5.9	7	5.6	15.7
Detroit	3	1	10.7	8	3.8	22.1
Baltimore	2	2	14.7	11	2.4	28.6
Charlotte	3	—	10.7	13	2.2	22.3
St. Louis	2	—	9.2	16	2.3	18.6
Cleveland	2	2	12.3	18	1.8	19.9
Raleigh-Durham	4	—	17.5	19	1.5	22.7
Richmond(5)	4	1	20.3	21	1.0	30.2
Boston(6)	—	1	N/A	20	4.2	7.4
Columbus	2	—	9.3	26	1.6	15.8
Indianapolis	3	1	17.8	28	1.5	15.9
Cincinnati	2	1	8.4	33	1.8	12.5
Total	42	11

(1)	WDNI-CD (formerly WDNI-LP), the low power television station that we operate in Indianapolis is not included in this table and constitutes the 54 th broadcast station.
(2)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2014 Nielsen Survey.
(3)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2014.
(4)	In addition, in Houston, we operate a digital channel KMJQ-HD2.
(5)	Richmond is the only market in which we operate using the diary methodology of audience measurement.
(6)	We retain ownership of a station in Boston; however, that station is the subject of a TBA and is not operated by us. Therefore, we do not subscribe to Nielsen for our Boston market.

The African-American Market Opportunity

We believe that urban-oriented media primarily targeting African-Americans continues as an attractive opportunity for the following reasons:

African Americans Remain Heavy Consumers of Media. While radio is a maturing industry, radio consumption among African-Americans remains high. A recent survey indicates that 92 percent of all African-Americans tune in to radio each week and listen for an average of more than 12 hours, 5 percent longer than the average number of hours for the general market. Peak listening hours occur between 10:00AM and 3:00PM, with 61 percent of listening occurring outside of the home. Top ranked radio formats for African-Americans, with audiences that are more than 70 percent African-American, are urban contemporary, adult urban contemporary, and rhythmic contemporary. Other significant formats like gospel and urban oldies maintain 90 percent African-American audiences. African-Americans are also heavily engaged viewers of television – watching an average of nearly 45 hours per week, about 14 more hours on a weekly basis than the average for any other racial group. Indeed, networks focused specifically on reaching the African-American audience, such as TV One, produce programming that accounts for 76 percent of the top 25 indexing programs for African-American adults. (Source: “Powerful, Growing, Influential. The African-American Consumer, 2014 Report,” Nielsen and Essence, 2014.)

Steady African-American Population Growth. From 2000 to 2013, the nation’s African-American population grew by 16.3 percent compared to 7.7 percent for the white population and 12.3 percent for the total population. From 2013 to 2018, the nation’s African-American population is projected to grow by 5.9 percent, which exceeds the 4.5 percent growth estimated for the total U.S. population. (Source: “The Multicultural Economy 2013,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2013.) African-Americans are expected to make up 12.9 percent of total population growth during the period from 2010 through 2015. According to current Census estimates, there are 44 million African-Americans living in the United States, representing approximately 14.2 percent of the population, with 53 percent under the age of 35. (Source: U.S. Census Bureau, 2014.)

High African-American Geographic Concentration. An analysis of the African-American population shows a high degree of geographic concentration. A recent study shows that while the five most populous U.S. markets in aggregate are home to 21 percent of the overall U.S. population, 27 percent of the total African-American population resides in those same markets. Expanding the analysis to the 20 most populous U.S. markets, 45 percent of the overall U.S. population resides within these markets, with 57 percent of the total African-American population residing within those same 20 markets. (Source: “Markets Within Markets,” Cable Advertising Bureau (“CAB”) Race, Relevance and Revenue, June 2007.) The practical implication of these findings is that a multi-media strategy within these pockets of geographic concentration can have a proportionately much more meaningful reach towards the African-American population than towards non-African-American U.S. populations. Indeed, the markets in which we operate radio stations are home to 27 percent of the total African-American population. (Source: U.S. Census Bureau, 2008 and 2009, “Projections of the Population by Sex, Race, and Hispanic Origin for the United States: 2010 to 2050”.)

Higher African-American Income Growth. The economic status of African-Americans has improved at an above-average rate over the past two decades. African-American buying power was estimated at $1.0 trillion in 2013, up from $601 billion and $951 billion in 2000 and 2010, respectively. African-American buying power is expected to increase to over $1.3 trillion by 2017. The 78 percent increase between 2000 and 2013 outstrips the 63 percent rise in white buying power and the 70 percent increase in total buying power (all races combined). In 2013, the nation’s share of total buying power that was African-American was 8.6 percent, up from 8.2 percent in 2000 and from 7.5 percent in 1990. African-American consumers’ share of the nation’s total buying power will rise to 8.8 percent in 2018, accounting for almost nine cents out of every dollar that is spent. (Source: “The Multicultural Economy 2013,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2013.) In addition, African-American consumers tend to have a different consumption profile than non-African-Americans. A report published by the CAB notes those products and services for which African-American households spent a higher proportion of their money than non-African-Americans. These products and services included housing, groceries, phone services, furniture, clothing, car insurance, and gasoline and motor oil. Such findings imply that energy utilities, telecom firms, car insurers, gas stations, grocers, clothing stores, and shoe stores would greatly benefit from marketing directly to African-American consumers. This is particularly true in those states (including the District of Columbia) where the percentage that African-American buying power represents of total buying power in that state is the largest, such as the District of Columbia (26.3%), Maryland (23.1%), Georgia (22.1%), North Carolina (14.8%) and Virginia (13.0%). Indeed, in 2013, the African-American markets in Georgia, Maryland, North Carolina and Virginia were $76 billion, $64 billion, $50 billion and $46 billion, respectively. The gains in African-American buying power reflect much more than just population growth and inflation. Of the many diverse supporting forces, one of the most important and enduring is the increasing number of African-Americans who are starting and expanding their own businesses. The 2007 Survey of Business Owners (released by the U.S. Census bureau in June 2011 (2012 Survey of Business Owners data to be released in 2015)) shows that the number of African-American owned firms was 61 percent higher in 2007 than in 2002, an increase more than three times the 18 percent gain in the number of all U.S. firms over this period. Also, compared to the 1997-2002 period, the overall rate of growth in the number of African-American owned firms accelerated — as did the rate of growth in the number of all U.S. firms. Between 2002 and 2007, the receipts of African-American owned firms grew by 55 percent compared to the 28 percent increase in the receipts of all U.S. firms.  (Source: “The Multicultural Economy 2013,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2013.)

Growing Influence of African-American Culture. The African-American population, on average, is three years younger than the average for the total U.S. population, with an average age of 35, compared to 38. More than half of the population, 53 percent, is under the age of 35, compared to 47 percent of the total market population. Known as early adopters of new technologies and communication tools, young African-Americans go beyond merely providing a strong base for brands – they are also key influencers. Other demographic segments have identified Blacks as a driving force for popular culture; with 73 percent of whites and 67 percent of Hispanics believe African-American influence mainstream American culture. (Source: “Resilient, Receptive and Relevant: The African-American Consumer,” Nielsen, 2013.) Further, we believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of politics, music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries have embraced this urbanization trend in their products as well as in their advertising messages.

Growth in Advertising Targeting the African-American Market. We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within a mature domestic market. African-American consumers have unique behaviors from the total market. For example, they are, relative to the total population, more aggressive consumers of media and they shop more frequently. (Source: “Resilient, Receptive and Relevant: The African-American Consumer,” Nielsen, 2013.) We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand African-American consumers, and to relate to them with messages that are relevant to their community. These advertisers are accomplishing this by visibly and consistently engaging the African-American consumer, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty. Using multiple platforms to reach African-American consumers is an effective marketing strategy as 62 percent of Blacks are likely to feel advertising content accessed via mobile phones and devices is useful. Fifty-three percent agreed that TV ads provided useful information about new products and services, while the percentage of Blacks that feel advertising accessed via other media is useful (newspapers (47%), magazines (46%), radio (39%), and internet (38%) showed similar sentiment among Blacks as among the general population. (Source: “Powerful, Growing, Influential. The African-American Consumer, 2014 Report,” Nielsen and Essence, 2014.) In 2013, $2.6 billion was spent with media focused on African-American audiences, on cable television, national magazines, network television, spot radio, and syndicated television. This represents a 7 percent growth over 2012, compared to a 2 percent increase in overall advertising spending. While this growth in spending is a positive sign, it should be noted that this amount is only 2.6 percent of the total $69.3 billion companies spent advertising on these media platforms in 2013. (Source: “Powerful, Growing, Influential. The African-American Consumer, 2014 Report,” Nielsen and Essence, 2014.)

Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings. African-Americans outnumber all ethnic (non-white) households that reported using the internet. (Source: U.S. Census Bureau, May 2013, “Computer and Internet Use in the United States.”) The same factors driving increases in African-American buying power, such as improvements in education, income, and employment, are also increasing African-American internet usage. Further, African-Americans are heavy smartphone owners and users. Smartphone penetration is 78% among Black consumers with mobile video viewing at an increase of 24 percent year-over-year. (Source: “Powerful, Growing, Influential. The African-American Consumer, 2014 Report,” Nielsen and Essence, 2014.)

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

Investment in Complementary Businesses. We continue to invest in complementary businesses in the media and entertainment industry. The primary focus of these investments will be on businesses that provide entertainment and information content to African-American and urban consumers. On December 31, 2012, we increased our ownership interests in Reach Media which operates the Tom Joyner Morning Show and, historically, has administered our syndicated programming operations. After we increased our ownership in Reach Media, we consolidated our syndicated programming line-up within Reach Media to create the leading syndicated radio network targeted to the African-American audience. In April 2011, we increased our ownership interest in TV One, a cable television network targeting African-Americans, to 50.9% giving us a controlling interest in the network. Since April 2011, our ownership in TV One increased to approximately 52.1% after redemptions of certain management interests. In December 2014, we acquired certain assets of GG Digital, Inc., including the website and brand Global Grind. The Global Grind website and brand will be integrated into our online operations, as part of Interactive One, which includes the largest social networking site by members primarily targeted at African-Americans. Further, in May 2014, the Company agreed to invest in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in the second half of 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic. The consolidation of Reach Media, TV One and Global Grind into our operations and our investment in MGM National Harbor are consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers. We believe that our unique position as a diversified media company focused on the African-American consumer provides us with a competitive advantage in these new businesses.

Top 50 African-American Radio Markets in the United States

The table below notes the top 50 African-American radio markets in the United States. The bold text indicates markets where we own and/or operate radio stations. Population estimates are for 2014 and are based upon data provided by Nielsen.

		African-	Percentage of
		American	the Overall
		Population	Population
Rank	Market	(Persons 12+)	(Persons 12+)
		(In thousands)
1	New York	2,740	17.0%
2	Atlanta	1,507	33.1%
3	Chicago	1,358	17.1%
4	Washington, DC	1,273	26.5%
5	Philadelphia	933	20.5%
6	Houston-Galveston	928	17.3%
7	Dallas-Ft. Worth	886	15.7%
8	Detroit	842	22.1%
9	Los Angeles	810	7.2%
10	Miami-Ft. Lauderdale-Hollywood	800	20.5%
11	Baltimore	683	28.6%
12	Memphis	510	45.6%
13	Charlotte-Gastonia-Rock Hill	480	22.3%
14	San Francisco	447	6.9%
15	Norfolk-Virginia Beach-Newport News	437	31.3%
16	St. Louis	434	18.6%
17	New Orleans	389	31.5%
18	Cleveland	352	19.9%
19	Raleigh-Durham	333	22.7%
20	Boston	310	7.4%
21	Richmond	307	30.2%
22	Tampa-St. Petersburg-Clearwater	295	11.6%
23	Orlando	280	16.3%
24	Greensboro-Winston-Salem-High Point	279	22.3%
25	Birmingham	267	29.3%
26	Columbus, OH	252	15.8%
27	Jacksonville	251	20.9%
28	Indianapolis	238	15.9%
29	Nassau-Suffolk (Long Island)	234	9.5%
30	Milwaukee-Racine	231	15.5%
31	Seattle-Tacoma	228	6.3%
32	Minneapolis-St. Paul	228	7.9%
33	Cincinnati	225	12.5%
34	Kansas City	225	13.3%
35	Nashville	223	16.3%
36	West Palm Beach-Boca Raton	208	17.0%
37	Baton Rouge	205	33.6%
38	Las Vegas	201	11.6%
39	Middlesex-Somerset-Union	199	13.5%
40	Jackson, MS	197	47.6%
41	Columbia, SC	195	33.4%
42	Phoenix	191	5.6%
43	Hudson Valley	188	12.5%
44	Riverside-San Bernardino	178	8.8%
45	Pittsburgh, PA	178	8.8%
46	Charleston, SC	164	26.4%
47	Greenville-Spartanburg	162	17.5%
48	Augusta, GA	161	34.3%
49	Louisville	154	15.1%
50	Sacramento	152	7.9%

Multi-Media Operating Strategy

To maximize net revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Complementing our core broadcast radio franchise are our syndicated radio, cable television, and online media interests. Through our national presence across our various media, we provide our customers with a multi-media advertising platform that is a unique and powerful delivery mechanism toward African-Americans and other urban consumers. We believe that as we continue to diversify into other media, the strength and effectiveness of this unique platform will become even more compelling.  The success of our strategy relies on the following:

•	market research, and targeted programming and marketing;

•	ownership and syndication of programming content;

•	clustering, programming segmentation, and sales bundling;

•	strategic and coordinated sales, marketing and special event efforts;

•	strong management and performance-based incentives; and

•	significant community involvement.

Market Research and Targeted Programming and Marketing

We use market research to tailor the programming, marketing, and promotion of our radio stations and the content of our complementary media to maximize audience share. We also use our research to reinforce and refine our current programming and content, to identify unserved or underserved markets or segments within the African-American population and to determine whether to acquire new media properties or reprogram one of our existing media properties.

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

Ownership and Syndication of Programming Content

To diversify our revenue base beyond the markets in which we physically operate, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of multi-media distribution assets or through distribution assets owned by others. If we distribute content through others, we are paid for providing this content or we receive advertising inventory which we monetize through our adverting sales. Our programming content efforts have included our investment in TV One and its related programming and the acquisition and development of our interactive brands including Global Grind, BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful. Our efforts also include the development and distribution of several syndicated radio shows, including the Tom Joyner Morning Show, the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show, and the DL Hughley Show. In addition to being broadcast on Radio One stations, our syndicated radio programming also was available on over 200 non-Radio One stations throughout the United States as of December 31, 2014.

Clustering, Programming Segmentation and Sales Bundling

We strive to build clusters of radio stations in our markets, with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration within the distinct segments of our overall target market. In a similar fashion, we have multiple online brands including Global Grind, BlackPlanet, NewsOne, TheUrbanDaily, and HelloBeautiful.  Each of these brands focuses upon a different segment of African-American online users.  With our radio station clusters and multiple online brands, we are able to direct advertisers to specific audiences within the urban communities in which we are located or to bundle the radio stations and brands for advertising sales purposes when advantageous.

We believe there are several potential benefits that result from operating multiple radio stations within the same market as well as operating multiple online brands. First, each additional radio station in a market and online brand provides us with a larger percentage of the prime advertising time available for sale within that market and among online users.  Second, the more stations we program and brands that we operate, the greater the market share we can achieve in our target demographic groups through the use of segmented programming and content delivery. Third, we are often able to consolidate sales, promotional, technical support, and business functions across stations and brands to produce substantial cost savings.  Finally, the purchase of additional radio stations in an existing market and the development of additional online brands allow us to take advantage of our market expertise and leverage our existing relationships with advertisers.

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

We have created a national platform of radio stations and syndicated programming in some of the largest African-American consumer markets. Our radio platform together with our syndicated programming platform has the ability to reach approximately 20 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Given the high degree of geographic concentration among the African-American population, national advertisers find advertising on our radio stations an efficient and cost-effective way to reach this target audience. Through integrated sales efforts, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory, and increasing the capacity utilization of our inventory and making our sales efforts more efficient. We have also created a dedicated online sales force as part of our internet segment. The unit’s national team focuses on helping marketers reach our online audience of approximately 24 million unique visitors per month.  Our leading advertising products, custom marketing solutions, and integrated inventory opportunities provide our advertising customers a unique vehicle to reach online African-American consumers at scale. To allow marketers to reach our audience across all of our platforms (radio, television, and online) in an efficient way, we offer “One Solution”, a cross-platform/brand sales and marketing effort which allows top tier advertisers to take full advantage of our complete suite of offerings through a one-stop shop approach that has the potential to reach approximately 80 percent of African-Americans in the United States.

In order to create advertising loyalty, we strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that we have achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. In these events, advertisers buy sponsorships, signage, booth space, and/or broadcast promotions to sell a variety of goods and services to African-American consumers. As we expand our presence in our existing markets and into new markets, we may increase the number of events and the number of markets in which we host events based upon our evaluation of the financial viability and economic benefits of the events.

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

Our Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations as of December 31, 2014. Market population data and revenue rank data are from BIA/Kelsey “Investing in Radio Market Report”, 2014 Fourth Edition. Audience share and audience rank data are based on Nielsen Surveys unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations. We do not operate the station we own in the Boston market; thus, it is not reflected on this table.

					Audience	Audience	Share in	Rank in
	2014 Metro	Year		Target Age	Share in 12+	Rank in 12+	Target	Target
Market	Population	Acquired	Format	Demographic	Demographic	Demographic	Demographic	Demographic
Atlanta	9
WPZE-FM		2004	Contemporary Inspirational	25-54	3.8	11	3.1	15
WHTA-FM		2002	Urban Contemporary	18-34	4.0	10	7.9	2
WAMJ-FM		1999	Urban AC	25-54	5.3	6	6.0	2t
WUMJ-FM		1999	Urban AC	25-54	*	*	*	*

Washington, DC	7
WKYS-FM		1995	Urban Contemporary	18-34	3.3	15	7.4	2
WMMJ-FM		1987	Urban AC	25-54	4.7	6	4.2	9t
WPRS-FM		2008	Contemporary Inspirational	25-54	4.0	9	2.9	16
WOL-AM		1980	News/Talk	35-64	0.0	—	—	—
WYCB-AM		1998	Gospel	25-54	0.0	52t	0.0	59t

Philadelphia	8
WPPZ-FM		1997	Contemporary Inspirational	25-54	2.1	19	1.8	19
WPHI-FM#		2000	Urban Contemporary	18-34	2.1	19	4.2	8
WRNB-FM		2004	Urban AC	25-54	3.8	11	3.8	12

Houston	6
KMJQ-FM		2000	Urban AC	25-54	6.3	3	5.5	7
KBXX-FM		2000	Urban Contemporary	18-34	5.4	5	10.2	1
KROI-FM##		2004	News	25-54	1.3	23t	1.2	24

Detroit	12
WGPR-FM		(3)	Urban Contemporary	18-34	3.0	15	5.4	6
WDMK-FM		1998	Urban AC	25-54	4.4	10	4.4	9t
WPZR-FM		1998	Contemporary Inspirational	25-54	2.7	17	2.9	16
WCHB-AM		1998	News/Talk	35-64	0.6	26	0.4	28

Dallas	5
KBFB-FM		2000	Urban Contemporary	18-34	3.4	8t	5.0	4
KSOC-FM###		2001	Urban AC	25-54	2.5	18	2.4	18t

Baltimore	21
WERQ-FM		1993	Urban Contemporary	18-34	7.0	3	13.5	2
WWIN-FM		1992	Urban AC	25-54	6.9	4	6.3	4
WOLB-AM		1993	News/Talk	35-64	0.3	44	0.1	50t
WWIN-AM		1992	Gospel	35-64	0.5	36t	0.6	35t

Charlotte	24
WPZS-FM		2004	Contemporary Inspirational	25-54	5.1	9	1.6	9
WOSF-FM		(4)	Urban AC/Urban Oldies	25-54	5.6	7	4.9	9
WQNC-FM		2004	Contemporary Inspirational	25-54	**	**	**	**

St. Louis	22
WFUN-FM		1999	Urban AC	25-54	4.4	12t	3.5	16
WHHL-FM		2006	Urban Contemporary	18-34	4.8	10	10.0	1

Cleveland	31
WENZ-FM		1999	Urban Contemporary	18-34	5.3	9t	13.0	1
WERE-AM		2000	News/Talk	35-64	0.1	35t	0.1	32t
WZAK-FM		2000	Urban AC	25-54	6.2	7	5.2	9t
WJMO-AM		1999	Contemporary Inspirational	25-54	0.8	25	1.0	20t

Raleigh-Durham	42
WQOK-FM		2000	Urban Contemporary	18-34	5.9	5t	11.2	1
WFXK-FM		2000	Urban AC	25-54	***	***	***	***
WFXC-FM		2000	Urban AC	25-54	6.4	4	6.5	5t
WNNL-FM		2000	Contemporary Inspirational	25-54	5.3	8	4.5	9

Richmond(1)	55
WCDX-FM		2001	Urban Contemporary	18-34	5.4	6	11.5	2
WPZZ-FM		1999	Contemporary Inspirational	25-54	5.5	5	5.2	6t
WKJS-FM		2001	Urban AC	25-54	9.2	1t	8.5	2
WKJM-FM		2001	Urban AC	25-54	****	****	****	****
WTPS-AM		2001	News/Talk	35-64	0.2	35t	0.2	35t

Columbus	37
WCKX-FM		2001	Urban Contemporary	18-34	5.0	7t	8.4	3
WXMG-FM		2001	Urban AC	25-54	4.3	10	2.9	14t

Indianapolis(2)	39
WHHH-FM		2000	Rhythmic CHR	18-34	5.7	8t	10.3	1
WTLC-FM		2000	Urban AC	25-54	6.5	3t	6.3	6
WNOU-FM		2000	Pop/CHR	18-34	3.4	13	5.7	6t
WTLC-AM		2001	Contemporary Inspirational	25-54	2.2	16	2.7	15

Cincinnati	30
WIZF-FM		2001	Urban Contemporary	18-34	4.2	8t	9.1	3
WOSL-FM		2006	Urban AC	25-54	3.4	11	3.5	11
WDBZ-AM		2007	News/Talk	35-64	0.6	27t	0.4	30t

AC—refers to Adult Contemporary

CHR—refers to Contemporary Hit Radio

R&B—refers to Rhythm and Blues

Pop—refers to Popular Music

*	Simulcast with WAMJ-FM
**	Simulcast with WPZS-FM
***	Simulcast with WFXC-FM
****	Simulcast with WKJS-FM
(1)	Richmond is the only market in which we operate using the diary methodology of audience measurement.
(2)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.
(3)	Station was operating under a TBA as of December 31, 2014. The TBA expires December 31, 2019.
(4)	We acquired the station on February 27, 2014.

# WPHI changed to the BOOM old school hip hop format on November 6, 2014.

## KROI changed to the BOOM old school hip hop format on October 13, 2014.

### KSOC changed to the BOOM old school hip hop format on November 15, 2014.

Radio Advertising Revenue

For the year ended December 31, 2014, approximately 48.8% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 62.7% of our net revenue from our core radio business for the year ended December 31, 2014, was generated from the sale of local advertising and 33.0% from sales to national advertisers, including network advertising. Effective, January 1, 2013, we consolidated our syndication network programming within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales, and revenue related to sponsored events, management fees and other revenue.

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

Strategic Diversification and Other Sources of Revenue

We have expanded our operations to include other media forms that are complementary to our core radio business. In December 2014, we acquired certain assets of GG Digital, Inc., including the website and brand Global Grind. The Global Grind website and brand will be integrated into our online operations as part of Interactive One, which includes the largest social networking site by members primarily targeted at African-Americans. Interactive One derives revenue principally from advertising services on non-radio station branded websites, including advertising aimed at diversity recruiting, and studio services, where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations which provide top-tier third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party’s reported revenue.

In February 2005, we acquired 51% of the common stock of Reach Media, which operates the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndicated radio shows. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2014, the Tom Joyner Morning Show was broadcast on almost 100 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media operates www.BlackAmericaWeb.com, an African-American targeted website and also operates the Tom Joyner Family Reunion and various other special event-related activities.  In December 2009, we increased our ownership interest in Reach Media by acquiring a noncontrolling interest from an unrelated third-party. On December 31, 2012, we further increased our ownership interest in Reach Media from approximately 53.5% to 80% by purchasing additional shares from certain minority shareholders. Immediately after increasing our ownership in Reach Media, we consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience.

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. In April 2011, we increased our ownership interest in TV One to 50.9% giving us a controlling interest in the network. Since April 2011, our ownership in TV One increased to approximately 52.1% after redemptions of certain management interests.

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

Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, gaming and entertainment, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the Internet, smartphones, cellular phones, tablets, and the home entertainment market.

Competition

The media industry is highly competitive and we face intense competition across core radio franchise and all of our complementary media properties, including our internet segment. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and, outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure that our properties will maintain or increase their current ratings, market share or advertising revenue.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed including the following:

•	satellite delivered digital audio radio service with expansive choice, high sound quality, and availability on portable devices and in automobiles;

•	audio programming by internet companies, cable television systems, and direct broadcast satellite systems; and

•	digital audio and video content available for listening and/or viewing on the Internet and/or available for downloading to portable devices.

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

Our internet segment competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as Yahoo! TM, Google TM, and Microsoft TM and social networking sites such as Facebook TM and traditional media companies, which are increasingly offering their own internet products and services. The Internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation by the FCC and other federal agencies of ownership, programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:

•	assigns frequency bands for radio broadcasting;

•	determines the particular frequencies, locations, operating power, interference standards, and other technical parameters for radio broadcast stations;

•	issues, renews, revokes and modifies radio broadcast station licenses;

•	imposes annual regulatory fees and application processing fees to recover its administrative costs;

•	establishes technical requirements for certain transmitting equipment to restrict harmful emissions;

•	adopts and implements regulations and policies that affect the ownership, operation, program content and employment, and business practices of radio broadcast stations; and

•	has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

The Communications Act prohibits the assignment of an FCC license, or transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant or renew a radio broadcast license or consent to assignment or transfer of a license, the FCC considers a number of factors, including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character and other qualifications of the licensee (or proposed licensee) and compliance with the Anti-Drug Abuse Act of 1988. A licensee’s failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of sanctions, including admonishment, fines, the grant of a license renewal for less than a full eight-year term or with conditions, denial of a license renewal application, the revocation of an FCC license, and/or the denial of FCC consent to acquire additional broadcast properties.

Congress, the FCC and, in some cases, local jurisdictions, are considering or may in the future consider and adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to increase record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to rules relating to political broadcasting, including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, political advertising rates, and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine, and other alcoholic beverages;

•	revised rules and policies regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	legislation that would provide for the payment of sound recording royalties to artists, musicians, or record companies whose music is played on terrestrial radio stations; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

•	the radio station has served the public interest, convenience, and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

After considering these factors and any petitions to deny a license renewal application (which may lead to a hearing), the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, our licenses have been renewed for full eight-year terms without any conditions or sanctions imposed; however, there can be no assurance that the licenses of each of our stations will be renewed for a full term without conditions or sanctions.

 Types of FCC Broadcast Licenses.  The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel serves wide areas, particularly at night. A regional channel serves primarily a principal population center and the contiguous rural areas. A local channel serves primarily a community and the suburban and rural areas immediately contiguous to it. Class A, B and C radio stations each operate unlimited time. Class A radio stations render primary and secondary service over an extended area. Class B radio stations render service only over a primary service area. Class C radio stations render service only over a primary service area that may be reduced as a consequence of interference. Class D radio stations operate either during daytime hours only, during limited times only, or unlimited time with low nighttime power.

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

Radio One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we own the license. Stations which we do not own as of December 31, 2014, but operate under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station’s antenna and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station.

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT in Meters	Operating Frequency	Expiration Date of FCC License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2020
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2020
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2020
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2020

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2019
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2019
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2019
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2019
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2019

Philadelphia	WPPZ-FM(1)	1997	A	0.27	338.0	103.9 MHz	8/1/2022
	WRNB-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2022
	WPHI-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2022

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2021
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2021
	KROI-FM	2004	C1	21.36	526	92.1 MHz	8/1/2021

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT in Meters	Operating Frequency	Expiration Date of FCC License

Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2020
	WCHB-AM	1998	B	50.0	N/A	1200 kHz	10/1/2020
	WPZR-FM	1998	B	50.0	152.0	102.7 MHz	10/1/2020

Dallas	KBFB-FM	2000	C	99.0	574	97.9 MHz	8/1/2021
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2021

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2019
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2019
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2019
	WERQ-FM	1993	B	37.0	173.0	92.3 MHz	10/1/2019

Charlotte	WPZS-FM	2000	C3	10.5	154.0	92.7 MHz	12/1/2019
	WQNC-FM	2004	A	5.2	107.0	100.9 MHz	12/1/2019
	WOSF-FM	2014	C1	51.0	395.0	105.3MHz	12/1/2019

St. Louis	WFUN-FM	1999	C3	10.5	155.0	95.5 MHz	12/1/2020
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2021

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2020
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2020
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2020
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2020

Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2019
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2019
	WFXC-FM	2000	C3	8.0	146.0	107.1 MHz	12/1/2019
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2019

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2019
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2019
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2019
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2019
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2019

Boston	WILD-AM	2001	D	4.8	N/A	1090 kHz	4/1/2022

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2020
	WXMG-FM	2001	A	6.0	100.0	106.3 MHz	10/1/2020
Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2020
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2020
	WNOW-FM(2)	2000	A	6.0	100.0	100.9 MHz	8/1/2020
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2020

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2020
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2020
	WOSL-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2020
(1)	WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.
(2)	WNOW-FM effective June 6, 2014 (formerly WNOU-FM).

To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, an appropriate application must be filed with the FCC. If the assignment or transfer involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the applicant must give public notice and the application is subject to a 30-day period for public comment. During this time, interested parties may file petitions with the FCC to deny the application. Informal objections may be filed at any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for petitions seeking reconsideration or full FCC review of the grant.  The Communications Act also permits the appeal of a contested grant to a federal court.

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens or by any entity that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. entities. The Communications Act prohibits indirect foreign ownership or control through a parent company of the licensee of more than 25% if the FCC determines the public interest will be served by the refusal or revocation of such license.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments, or foreign business entities. In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees.

The FCC generally applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Certain passive investors that hold stock for investment purposes only may hold attributable interests with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder, and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions, generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

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

The media ownership rules are subject to periodic review by the FCC. In 2003, the FCC, among other actions, adopted new rules to change the way a local radio market is defined and to make JSAs involving more than 15% of a same-market radio station’s weekly advertising time “attributable” under the ownership limits. The FCC grandfathered existing combinations of radio stations that would not comply with the modified rules.  However, the FCC ruled that such noncompliant combinations could not be sold intact except to certain “eligible entities,” which the agency defined as entities qualifying as a small business consistent with Small Business Administration standards.  The 2003 rules were challenged in court and the Third Circuit stayed their implementation, among other things, on the basis that the FCC did not adequately justify its radio ownership limits. Subsequently, the Third Circuit partially lifted its stay to allow the new local market definition, JSA attribution and grandfathering rules to go into effect. The FCC currently is applying such revisions (except for the “eligible entity” exception to the prohibition on the sale of noncompliant grandfathered combinations, which the Third Circuit remanded to the FCC for further consideration) to pending and new applications.

The numerical limits on radio stations that one entity may own in a local market are as follows:

•	in a radio market with 45 or more commercial radio stations, a party may hold an attributable interest in up to eight commercial radio stations, not more than five of which are in the same service (AM or FM);
•	in a radio market with 30 to 44 commercial radio stations, a party may hold an attributable interest in up to seven commercial radio stations, not more than four of which are in the same service (AM or FM);
•	in a radio market with 15 to 29 commercial radio stations, a party may hold an attributable interest in up to six commercial radio stations, not more than four of which are in the same service (AM or FM); and
•	in a radio market with 14 or fewer commercial radio stations, a party may hold an attributable interest in up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not hold an attributable interest in more than 50% of the radio stations in such market.

To apply these tiers, the FCC currently relies on Nielsen Metro Survey Areas, where they exist. In other areas, the FCC relies on a contour-overlap methodology. The FCC has initiated a rulemaking to determine how to define local radio markets in areas located outside Nielsen Metro Survey Areas. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the Hart-Scott-Rodino Act.

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

The FCC began its most recent review of its media ownership rules in March 2014, adopting a further notice of proposed rulemaking that incorporates the record of its uncompleted 2010 review. The FCC proposes once again to permit newspaper-television cross-ownership in certain circumstances, and additionally proposes to eliminate the radio-television cross-ownership rule and the prohibition on newspaper-radio cross-ownership, but proposes no significant changes to the existing rules governing local radio ownership.

The attribution and media ownership rules limit the number of radio stations we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell. The FCC’s rules could affect our business in a number of ways, including, but not limited to, the following:

•	enforcement of a more narrow market definition based upon Nielsen markets could have an adverse effect on our ability to accumulate stations in a given area or to sell a group of stations in a local market to a single entity;
•	restricting the assignment and transfer of control of radio combinations that exceed the new ownership limits as a result of the revised local market definitions could adversely affect our ability to buy or sell a group of stations in a local market from or to a single entity; and

•	in general terms, future changes in the way the FCC defines radio markets or in the numerical station caps could limit our ability to acquire new stations in certain markets, our ability to operate stations pursuant to certain agreements, and our ability to improve the coverage contours of our existing stations.

Programming and Operations.  The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating its responsiveness. The FCC considers complaints from viewers or listeners about a broadcast station’s programming, and the station is required to maintain letters and emails it receives from the public regarding station operation on public file for three years. In December 2014, the FCC proposed rules requiring that radio stations post and maintain their public inspection files online.  Moreover, the FCC has proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.  Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender.  It also requires stations with at least five full-time employees to broadly disseminate information about all full-time job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships, or scholarship programs. The FCC is considering whether to apply these recruitment requirements to part-time employment positions.  Stations must retain records of their outreach efforts and keep an annual Equal Employment Opportunity (“EEO”) report in their public inspection files and post an electronic version on their websites. Radio stations with more than 10 full-time employees must file certain EEO reports with the FCC midway through their license term.

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

Employees

As of December 31, 2014, we employed 1,011 full-time employees and 348 part-time employees. Our employees are not unionized.

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

Internet Address and Internet Access to SEC Reports

Our internet address is www.radio-one.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM 1A. Risk Factors

Risks Related to Our Business and Industry

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

The global equity and credit markets continue to experience high levels of volatility and disruption. At various points in time, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, sluggishness in the global and U.S. economies has produced concern over public and private debt levels, high unemployment/underemployment, a drop in consumer confidence and spending, and continued slowness in the U.S. housing market. These factors have impacted corporate profits and resulted in cutbacks in advertising budgets. If the economic sluggishness and/or current levels of market disruption and volatility continue or worsen, we may experience further, potentially material, adverse effects on our business, financial condition, results of operations, and our ability to access capital. For example, any worsening of the economy, credit markets, continuing geopolitical uncertainty, a continuation of market volatility, or further weakness in employment or consumer spending could continue to adversely impact the overall demand for advertising. Such a result could have a negative effect on our revenues and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

Any deterioration of the economy’s ongoing gradual recovery could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.

We may not be able to maintain compliance with the covenants contained in our Senior Credit Facility. If economic conditions do not continue to improve, deteriorate, or other adverse factors outside our control arise, our operations could be negatively impacted, which could prevent us from maintaining compliance with our debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, we would implement remedial measures (as we have done in the past), which could include, but not be limited to, operating cost and capital expenditure reductions and deferrals, and seeking our share of distributions from TV One to the extent not already received (which cannot be assured). In addition, we could implement further de-leveraging actions, which may include, but not be limited to, other debt repayments, subject to our available liquidity and contractual ability to make such repayments and/or debt refinancings and amendments.

We have historically incurred net losses which could continue into the future.

We have historically reported net losses in our consolidated statements of operations, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, interest expenses (both cash and non-cash), net losses incurred for discontinued operations, and revenue declines caused by weakened advertising demand resulting from the current economic environment. For the years ended December 31, 2014, 2013 and 2012, we experienced net losses of approximately $62.7 million, $62.0 million and $66.9 million, respectively. These results have had a negative impact on our financial condition and could be exacerbated given the current economic climate. If these trends continue in the future, they could have a material adverse effect on our financial condition.

Our revenue is substantially dependent on spending and allocation decisions by advertisers, and seasonality and/or weakening economic conditions may have an impact upon our business.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Any reduction in advertising expenditures or changes in advertisers’ spending priorities and/or allocations across different types of media or programming could have an adverse effect on the Company’s revenues and results of operations. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce, or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In addition, advertising revenues in even-numbered years tend to benefit from advertising placed by candidates for political offices. The effects of such seasonality (including the weather), combined with the severe structural changes that have occurred in the U.S. economy, make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Advertising expenditures also tend to be cyclical and reflect general economic conditions, both nationally and locally. Because we derive a substantial portion of our revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce our revenues or hinder our ability to increase these revenues. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial, entertainment, and retail industries, represent a significant portion of our advertising revenues. Structural changes (such as the decreased number of automotive dealers and brands and consolidation or reduced footprints in retail) and business failures in these industries have affected our revenues and continued structural changes or business failures in any of these industries could have significant further impact on our revenues. Any political, economic, social, or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect our advertising revenues or its ability to increase such revenues. In addition, because many of the products and services offered by our advertisers are largely discretionary items, weakening economic conditions could reduce the consumption of such products and services and, thus, reduce advertising for such products and services. Changes in advertisers’ spending priorities during economic cycles (such as the current cycle) may also affect our results. Disasters (domestic or external to the United States), acts of terrorism, political uncertainty or hostilities could also lead to a reduction in advertising expenditures as a result of supply or demand issues, uninterrupted news coverage and economic uncertainty.

Pricing for advertising may continue to face downward pressure.

In response to weakness and fluctuations in the economy, advertisers increasingly purchased lower-priced inventory rather than higher-priced inventory and demanded lower pricing, in addition to increasingly purchasing later and through advertising inventory from third-party advertising networks. If advertisers continue to demand lower-priced inventory and/or otherwise continue to put downward pressure on pricing, our operating margins and ability to generate revenue could be further adversely affected.

Our success is dependent upon audience acceptance of our content, particularly our radio programs, which is difficult to predict.

Media and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict.

Ratings for broadcast stations and traffic on a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenues. For example, if there is an event causing a change of programming at one of our stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues, or profitability as the previous programming. In addition, changes in ratings methodology and technology could adversely impact our ratings and negatively affect our advertising revenues.

Finally, the costs of developing and distributing content and programming most popular with the public may change significantly if new performance royalties (such as those that have been proposed by members of Congress from time to time) are imposed upon radio broadcasters or internet operators and such changes could have a material impact upon our business.

A disproportionate share of our radio segment revenue comes from a small number of geographic markets and from Reach Media.

For the year ended December 31, 2014, approximately 48.8% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operate radio stations accounted for approximately 53.6% of our radio station net revenue for the year ended December 31, 2014. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 26.0% of our total consolidated net revenue for the year ended December 31, 2014. Revenue from the operations of Reach Media, along with revenue from four of the 15 markets in which we operate radio stations, accounted for approximately 37.7% of our total consolidated net revenue for the year ended December 31, 2014. Adverse events or conditions (economic (including government cutbacks) or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations. Further, our station in the Houston and Atlanta markets have recently taken on direct competitors, which could adversely impact our results in those markets.

We may lose audience share and advertising revenue to our competitors.

Our radio stations and other media properties compete for audiences and advertising revenue with other radio stations and station groups and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the internet and direct mail. Adverse changes in audience ratings, internet traffic, and market shares could have a material adverse effect on our revenue. Larger media companies, with more financial resources than we have may enter the markets in which we operate, causing competitive pressure. Further, other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for audiences and advertisers. Indeed, our Houston and Atlanta markets have recently taken on direct competitors, which could adversely impact our results in those markets. Competition in any of our markets could result in lower ratings or traffic and, hence, lower advertising revenue for us, or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control, could also cause changes in audience ratings or market share. Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure that we will be able to maintain or increase our current audience ratings and advertising revenue.

We recently changed the programming format of certain of our stations in response to demographic changes and/or significant shifts in ratings due to changes in ratings technology or new competitors. There is no assurance that these changes in programming will generate the same or better levels of ratings, revenues, or profitability as the previous programming.

If we are unable to successfully identify, acquire, and integrate businesses pursuant to our diversification strategy, our business and prospects may be adversely impacted.

We are pursuing a strategy of acquiring and investing in other forms of media that complement our core radio business in an effort to grow and diversify our business and revenue streams. This strategy depends on our ability to find suitable opportunities and obtain acceptable financing. Negotiating transactions and integrating an acquired business could result in significant costs, including significant use of management’s time and resources. Further, such acquisitions or investments, such as any potential buyout of our partner in TV One, could involve the incurrence of substantial additional indebtedness.

Our diversification strategy partially depends on our ability to identify attractive media properties at reasonable prices and to divest properties that are no longer strategic to our business. Further, entering new businesses may subject us to additional risk factors. Some of the material risks that could hinder our ability to implement this strategy include:

•	continued economic sluggishness and fluctuations;

•	limitations under the terms of our credit facilities and/or bond indentures;

•	inability to find buyers for media properties we target for sale at attractive prices due to decreasing market prices for radio stations or the inability of a potential buyer to obtain credit in the current economic environment;

•	failure or delays in completing acquisitions or divestitures due to difficulties in obtaining required regulatory approval, including possible difficulties by the seller or buyer in obtaining antitrust approval for acquisitions in markets where we already own multiple stations or establishing compliance with broadcast ownership rules;

•	reduction in the number of suitable acquisition targets due to increased competition for acquisitions;

•	we may lose key employees of acquired companies or stations;

•	difficulty in integrating operations and systems and managing a diverse media business;

•	failure of some acquisitions to prove profitable (or as profitable as anticipated) or generate sufficient cash flow;

•	changes in distribution arrangements or methods for our content and across our media properties; and

•	inability to finance acquisitions on acceptable terms, through incurring debt or issuing stock.

We can provide no assurance that our diversification strategy will be successful.

We must respond to the rapid changes in technology, services, and standards across our entire platform in order to remain competitive.

Technological standards across our media properties are evolving and new distribution technologies/platforms are emerging at a rapid pace. We cannot assure that we will have the resources to acquire new technologies or to introduce new features or services to compete with these new technologies. Several new media technologies, products and/or features are being, or have been, developed, including the following:

•	satellite delivered digital audio radio service, which has resulted in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs;

•	audio programming by cable television systems, direct broadcast satellite systems, internet content providers and other digital audio broadcast formats;

•	digital audio and video content available for listening and/or viewing on the internet and/or off traditional delivery platforms (including via Wi-Fi, mobile phones, smart phones, netbooks, tablets and off of traditional broadcast/cable providers); and

•	audio, video and search capabilities embedded within social media platforms.

New media has resulted in fragmentation in the advertising market, and we cannot predict the effect, if any, that additional competition arising from new technologies may have across any of our business segments or our financial condition and results of operations, which may be adversely affected if we are not able to adapt successfully to these new media technologies or distribution platforms. The continuing growth and evolution of channels and platforms has increased our challenges in differentiating ourselves from other media platforms. We continually seek to develop and enhance our content offerings and distribution platforms/methodologies. Failure to effectively execute in these efforts, actions by our competitors, or other failures to deliver content effectively could hurt our ability to differentiate ourselves from our competitors and, as a result, have adverse effects across our business.

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

Our diversification strategy is in part dependent upon the development of our internet businesses. In order for our internet businesses to grow and succeed over the long-term, we must, among other things:

•	significantly increase our online traffic and revenue;

•	attract and retain a base of frequent visitors to our websites;

•	expand the content, products, and tools we offer on our websites;

•	respond to competitive developments while maintaining a distinct identity across each of our online brands;

•	attract and retain talent for critical positions;

•	maintain and form relationships with strategic partners to attract more consumers;

•	continue to develop and upgrade our technologies; and

•	bring new product features to market in a timely manner.

We cannot assure that we will be successful in achieving these and other necessary objectives. If we are not successful in achieving these objectives, our business, financial condition, and prospects could be adversely affected.

If our internet segment does not continue to develop and offer compelling and differentiated content, products and services, our advertising revenues could be adversely affected.

In order to attract internet consumers and generate increased activity on our internet properties, we believe that we must offer compelling and differentiated content, products and services. However, acquiring, developing, and offering such content, products and services may require significant costs and time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. If we are unable to provide content, products and services that are sufficiently attractive to our internet users, we may not be able to generate the increases in activity necessary to generate increased advertising revenues. In addition, although we have access to certain content provided by our other businesses, we may be required to make substantial payments to license such content. Many of our content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. If we are not able to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to that provided by our internet segment, we may not be able to attract and increase the engagement of internet consumers on our internet properties.

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

Unrelated third parties may claim that we infringe on their rights based on the nature and content of information posted on websites we maintain.

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

We currently hold various domain name registrations relating to our brands, including radio-one.com and interactiveone.com. The registration and maintenance of domain names are generally regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

Future asset impairment to the carrying values of our FCC licenses and goodwill could adversely impact our results of operations and net worth.

As of December 31, 2014, we had approximately $666.8 million in broadcast licenses and $275.4 million in goodwill, which totaled $942.2 million, and represented approximately 67.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the year ended December 31, 2014.

We are required to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest impairment may have occurred. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, adverse changes in applicable laws and regulations, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Fair values of FCC licenses and goodwill have been estimated using the income approach, which involves a 10-year model that incorporates several judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. We also utilize a market-based approach to evaluate our fair value estimates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis.

For the first, second and third quarters in 2014 and 2013, the total market revenue growth for certain markets in which we operate was below that used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of each quarter-end date. There was no impairment identified as part of this testing in 2014. We recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, we recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, the Company recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired. There were no impairment indicators present for any of our other radio broadcasting licenses. The results of our annual impairment testing as of October 1, 2014, indicated that the carrying value for our radio broadcasting licenses, as well as goodwill associated with all reporting units had not been impaired. For the years ended December 31, 2014, 2013 and 2012, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $0, $14.9 million and $313,000, respectively.

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

During the second quarter of 2013, we identified a material weakness in our internal control over financial reporting. We did not maintain adequate internal controls with regard to the review of the preparation of the condensed consolidating financial statements of guarantors in the footnotes to our previously filed financial statements in our Form 10-K for the year ended December 31, 2012 (the “2012 10-K”). As a result, we restated our condensed consolidating footnote in our 2012 10-K and in our Forms 10-Q for the quarter ended March 31, 2012, June 30, 2012, September 30, 2012, and March 31, 2013, respectively. In response to this material weakness, we have restructured our Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments, updated our accounting policies and procedures to ensure that accounting personnel have sufficient guidance to remediate the previously communicated weakness and to appropriately evaluate all disclosure requirements, and implemented a required senior management, legal and accounting review to specifically address all disclosures and related financial information. We cannot assure you that we will not in the future have additional material weaknesses. If other material weaknesses or other significant control deficiencies occur, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, restatements of our consolidated financial statements and could adversely affect our reputation, results of operations, and financial condition.

Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise customer information, and expose us to liability, possibly causing our business and reputation to suffer.

Any internal technology error or failure impacting systems hosted externally at third party locations, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data may also be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial and reputational consequences to our business.

In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our customers and employees. The secure operation of the networks and systems on which this type of information is stored, processed, and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of, or access to customers’, employees’, or business partners’ information. Any such loss, disclosure, misappropriation, or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupting operations and damaging our reputation, any or all of which could adversely affect our business.

The capacity, reliability, and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures or cyber-attacks. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings and the diversion of development resources. We rely on third parties for developing key components of these systems and ongoing service after their implementation. Third parties may experience errors, cyber-attacks, or disruptions that could adversely impact us and over which we may have limited control. Interruption and/or failure of any of these new systems could disrupt our operations and damage our reputation thus adversely impacting our ability to provide our services, retain our current subscribers and attract new subscribers. In addition, although we take protective measures and endeavor to modify them as circumstances warrant, our information technology hardware and software infrastructure may be vulnerable to cyber-attacks including, among other things, unauthorized access, misuse, computer viruses or other malicious code, computer denial of service attacks, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our customer and other information processed and stored in, and transmitted through, our information technology hardware and software infrastructure, or otherwise cause interruptions or malfunctions in our operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses.

We seek to limit the threat of content piracy; however, policing unauthorized use of our products and services and related intellectual property is often difficult, and the steps we take may not in every case prevent infringement by unauthorized third parties. Developments in technology increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. We have taken, and will continue to take, a variety of actions to combat piracy, both individually and, in some instances, together with industry associations. However, protection of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that our efforts to enforce our rights and protect our products, services, and intellectual property will be successful in preventing content piracy.

Risks Related to Regulation

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

Within our primary business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Currently, subject to renewal, our radio broadcasting licenses expire beginning in October 2019, and others expire at various times through August 1, 2022. While we anticipate receiving all renewals, interested third parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, as amended (the “Communications Act”), or is convicted of a felony, the FCC may commence a proceeding to impose fines or other sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

The FCC’s media ownership rules could restrict our ability to acquire radio stations.

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain subject to further agency and court proceedings. In March 2014, the FCC commenced its most recent quadrennial review of its media ownership rules to seek public comment on and evaluate such rules to determine whether any changes are warranted. See the information contained in “Business-Federal Regulation of Radio Broadcasting.”

As a result of the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against Radio One or any FCC licensee from which we are acquiring a station could result in the FCC delaying the grant of, refusing to grant or imposing conditions on its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock.

Increased enforcement by the FCC of its indecency rules against the broadcast industry could adversely affect our business operations.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency and profanity definitions, coupled with the spontaneity of live programming. The FCC has in the past vigorously enforced its indecency rules against the broadcasting industry and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. In 2004 the FCC indicated that it was enhancing its enforcement efforts relating to the regulation of indecency. The FCC has found on a number of occasions that the content of broadcasts has contained indecent material. In such instances, the FCC has issued fines or advisory warnings to the offending broadcast licensees. Moreover, the FCC has in some instances imposed separate fines against broadcasters for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. In June 2012, the Supreme Court issued a decision which, while setting aside certain FCC indecency enforcement actions on narrow due process grounds, declined to rule on the constitutionality of the FCC’s indecency policies. Following the Supreme Court’s decision, the FCC requested public comment on the appropriate substance and scope of its indecency enforcement policy. It is not possible to predict whether and, if so, how the FCC will revise its indecency enforcement policies or the effect of any such changes on us. The fines for broadcasting indecent material are a maximum of $325,000 per utterance. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to our ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect our business and results of operations. In addition, third parties could oppose our license renewal applications or applications for consent to acquire broadcast stations on the grounds that we broadcast allegedly indecent programming on our stations.

 Changes in current federal regulations could adversely affect our business operations.

 Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, affect the profitability of our broadcast stations. In particular, Congress may consider and adopt a revocation of terrestrial radio’s exemption from paying royalties to performing artists and record companies for use of their recordings (radio already pays a royalty to songwriters, composers and publishers). In addition, commercial radio broadcasters and entities representing artists are negotiating agreements that could result in broadcast stations paying royalties to artists. A requirement to pay additional royalties could have an adverse effect on our business operations and financial performance. Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming could sharply increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. We cannot predict whether such increases will occur.

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

As of December 31, 2014, our Chairperson and her son, our President and CEO, collectively held approximately 95% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting upon Radio One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debtholders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. In addition, the TV One operating agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Radio One.

Further, we are a “controlled company” under rules governing the listing of our securities on the NASDAQ Stock Market because more than 50% of our voting power is held by our Chairperson and the CEO. Therefore, we are not subject to NASDAQ Stock Market listing rules that would otherwise require us to have: (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. While a majority of our board members are currently independent directors, we do not make any assurances that a majority of our board members will be independent directors at any given time.

Risks Related to Our Investment in TV One

TV One has substantial indebtedness that we are required to reflect in our total consolidated indebtedness. Certain restrictions in the indenture governing the TV One indebtedness could impact upon TV One’s ability to make distributions to us.

On February 25, 2011, TV One incurred $119.0 million of indebtedness in connection with the redemption of certain of its financial investor and management members. The debt was issued in a private offering in the form of the TV One Notes. Until the issuance of the TV One Notes, TV One operated without any long-term indebtedness. With our majority interest in TV One, we are required to reflect TV One’s indebtedness in our total consolidated indebtedness. Further, the indenture governing the TV One Notes contains certain covenants that could impact upon TV One’s operations, including its ability to make distributions. Under the terms of such indenture, TV One is permitted to make distributions to us so long as, at the time of and after giving effect to such distribution to us: (i) no default or event of default has occurred and is continuing or would occur as a consequence of such distribution; (ii) the consolidated EBITDA of TV One for the most recent four-quarter period for which internal financial statements are available, was greater than $25 million; and (iii) TV One would have at least $5.0 million of liquidity on a pro forma basis after giving effect to such distribution to us. While we currently do not foresee these restrictions prohibiting TV One from making distributions to us, to the extent the restrictions do prohibit TV One from making distributions to us, it could impact our overall liquidity and our ability to maintain compliance under the terms of our outstanding indebtedness, including our revolving credit facility and the notes following the completion of this offering.

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

Our ability to control the operations of TV One is limited by the rights of our partners.

Our ability to operate and otherwise fully integrate the operations of TV One with our operations is limited by the terms of our agreements with our partner, Comcast. We own approximately 52.1% of TV One and hold two of its three board seats. However, the operations of TV One could be disrupted or otherwise adversely affected to the extent we become involved in disputes with our partner regarding the strategic direction or operations of TV One. Potential conflicts of interest could also arise if we enter into any new commercial arrangements with TV One in the future. The Board of Directors of TV One, in the exercise of its fiduciary duties to all of the equity holders of TV One, may take actions that may not always be in our best interests and such actions could lead to outcomes that have a material negative impact on our results of operations or financial condition.

We consolidate the financial results of TV One into our own in accordance with GAAP as a result of our approximately 52.1% controlling ownership interest in TV One. This causes the total assets and liabilities on our balance sheet to appear larger than they would otherwise and our statement of operations to reflect larger revenues and expenses than would be the case absent such consolidation. In that regard, we note that we will include our proportionate share of TV One’s earnings in calculating and reporting our net income and Adjusted EBITDA, although we will only be entitled to include its earnings in calculating our net income for purposes of the indenture governing the notes to the extent such earnings have been distributed to us for so long as TV One is not considered a “Restricted Subsidiary” under such indenture. In addition, the operating agreement (and related agreements) that created and governs TV One contains certain limited conditions under which such distributions may be made, and certain restrictions in the indenture governing the TV One Notes could also impact upon TV One’s ability to make distributions to us.

A decline in advertising expenditures could cause TV One’s revenues and operating results to decline significantly in any given period.

TV One derives substantial revenues from the sale of advertising. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences, particularly with increased competition and fragmentation due to new content distribution platforms. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive and financial segments, represent a significant portion of TV One’s advertising revenues. Any political, economic, social, or technological change resulting in a reduction in these sectors’ advertising expenditures may adversely affect TV One’s revenue. Advertisers’ willingness to purchase advertising may also be affected by a decline in audience ratings for TV One’s programming, the inability of TV One to retain the rights to popular programming, increasing audience fragmentation caused by the proliferation of new media formats, including other cable networks, the internet and video-on-demand, and the deployment of portable digital devices and new technologies, which allow consumers to time shift programming, make and store digital copies and skip or fast-forward through advertisements. Any reduction in advertising expenditures could have an adverse effect on TV One’s revenues and results of operations.

TV One’s success is dependent upon audience acceptance of its content, which is difficult to predict.

Television content production is inherently a risky business because the revenues derived from the production and distribution of a television program and the licensing of rights to the associated intellectual property depend primarily upon the public’s level of acceptance, which is difficult to predict. The commercial success of a television program also depends upon the quality and acceptance of other competing programs in the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that TV One receives. Poor ratings can lead to a reduction in pricing and advertising revenues. Consequently, low public acceptance of TV One’s content may have an adverse effect on TV One’s results of operations. Further, recent competitive network launches, such as the networks launched by Oprah Winfrey (OWNTM), Sean Combs (REVOLT TVTM), and Magic Johnson (ASPIRETM), could take away from our audience share and ratings and thus have an adverse effect on TV One’s results of operations.

The loss of affiliation agreements could materially adversely affect TV One’s results of operations.

TV One is dependent upon the maintenance of affiliation agreements with cable and direct broadcast distributors for its revenues, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such distributors. The loss of one or more of these arrangements could reduce the distribution of TV One’s programming services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscribers and associated subscriber fees. In addition, consolidation among cable distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect TV One’s ability to maintain or obtain distribution for its network programming on favorable or commercially reasonable terms, or at all. Since its inception, TV One has not gone through a renewal process with respect to its affiliation agreements. Some of its major affiliation agreements will soon be up for renewal, and the results of TV One’s renewal process could have a material adverse effect on TV One’s revenues and results and operations. We cannot assure you that TV One will be able to renew its affiliation agreements on commercially reasonable terms, or at all. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our content, which may adversely affect our revenues from subscriber fees and our ability to sell national and local advertising time.

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.

TV One faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as HuluTM, NetflixTM, AppleTM, AmazonTM and GoogleTM, as well as gaming and other consoles such as Microsoft’s XboxTM, Sony’s PS4TM, Nintendo’s WiiTM, and RokuTM, are aggressively establishing themselves as alternative providers of video services, including online TV services. Most recently, Dish NetworksTM has released a new online distribution service called Sling TVTM offering live sports and other content without paying for a tradition cable bundle of channels. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and internet-connected televisions, may impact TV One’s distribution for its services and content. Additionally, devices or services that allow users to view television programs away from traditional cable providers or on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to TV One’s target audiences, our business could be adversely affected.

The failure or destruction of satellites and transmitter facilities that TV One depends upon to distribute its programming could materially adversely affect TV One’s businesses and results of operations.

TV One uses satellite systems to transmit its programming to affiliates. The distribution facilities include uplinks, communications satellites, and downlinks. Transmissions may be disrupted as a result of local disasters, including extreme weather, that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, TV One may not be able to secure alternate distribution facilities in a timely manner. Failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on TV One’s businesses and results of operations. In addition, TV One uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on TV One’s businesses and results of operations.

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

The United States continues to experience sluggishness and volatility in its economy. These factors could lead to lower consumer and business spending for TV One’s products and services, particularly if customers, including advertisers, subscribers, licensees, retailers, and other consumers of TV One’s offerings and services, reduce demands for TV One’s products and services. In addition, in unfavorable economic environments, TV One’s customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations. TV One is unable to predict the duration and severity of weakened economic conditions, and such conditions and resultant effects could adversely impact TV One’s businesses, operating results, and financial condition.

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

The FCC has in the past vigorously enforced its indecency rules against the broadcast industry. See “Risks Related to Regulation—Increased enforcement by the FCC of its indecency rules against the broadcast industry could adversely affect our business operations.” Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement, or other expansion took place and was found to be constitutional, some of TV One’s content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

Our President and Chief Executive Officer has an interest in TV One that may conflict with your interests.

We have an employment agreement with our President and Chief Executive Officer, Mr. Alfred C. Liggins, III. The employment agreement provides, among other things, that in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of our aggregate investment in TV One. Our obligation to pay the award will be triggered only after our recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to our membership interest in TV One. Mr. Liggins’ rights to the TV One Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment agreement (but similar rights could be included in the terms of a new employment agreement). As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities. For example, Mr. Liggins may seek to have Radio One acquire additional equity interests in TV One using cash generated from operations or additional borrowings under its credit facilities or have TV One itself pursue acquisitions, joint ventures, financings or other transactions that, in his judgment, could increase the amount of the TV One Award by increasing the amount of our investment in TV One or enhancing the equity value of TV One, even though such transactions might involve risks to holders of our equity or debt securities.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Class A and Class D Common Stock

Our Class A voting common stock is traded on The NASDAQ Stock Market (“NASDAQ”) under the symbol “ROIA.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class A Common Stock as reported on the NASDAQ.

	High	Low
2014
First Quarter	$5.60	$4.07
Second Quarter	$4.90	$3.78
Third Quarter	$4.99	$2.92
Fourth Quarter	$2.78	$1.37

2013
First Quarter	$1.92	$0.77
Second Quarter	$2.55	$1.50
Third Quarter	$2.74	$2.08
Fourth Quarter	$3.80	$2.68

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2014
First Quarter	$5.54	$4.06
Second Quarter	$4.93	$3.75
Third Quarter	$4.95	$2.90
Fourth Quarter	$2.76	$1.38

2013
First Quarter	$1.85	$0.75
Second Quarter	$2.53	$1.45
Third Quarter	$2.70	$2.10
Fourth Quarter	$3.79	$2.73

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

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of February 6, 2015, there were approximately 1,603 holders of Radio One’s Class A Common Stock, two holders of Radio One’s Class B Common Stock, three holders of Radio One’s Class C Common Stock, and approximately 1,884 holders of Radio One’s Class D Common Stock.

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

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share data)
Statements of Operations (1):
Net revenue	$441,387	$448,700	$424,573	$364,297	$279,478
Programming and technical expenses including stock-based compensation	141,689	138,021	135,974	115,106	74,836
Selling, general and administrative expenses including stock-based compensation	142,454	145,261	137,843	126,513	103,191
Corporate selling, general and administrative expenses including stock-based compensation	43,257	39,700	40,457	37,850	32,922
Depreciation and amortization	36,822	37,870	38,777	37,142	17,439
Impairment of long-lived assets	—	14,880	313	22,331	36,063
Operating income	77,165	72,968	71,209	25,355	15,027
Interest expense (2)	79,444	88,951	90,549	87,766	46,707
Gain on investment of affiliated company (3)	—	—	—	146,879	—
(Loss) gain on retirement of debt	(5,679)	—	—	(7,743)	6,646
Equity in income of affiliated company	—	—	—	3,287	5,558
Other income (expense), net	32	307	(1,357)	(324)	(3,061)
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(7,926)	(15,676)	(20,697)	79,688	(22,537)
Provision for income taxes	34,814	28,719	33,235	66,686	3,971
(Loss) income from continuing operations	(42,740)	(44,395)	(53,932)	13,002	(26,508)
Income (loss) from discontinued operations, net of tax	—	885	(184)	(99)	(117)
Consolidated net (loss) income	(42,740)	(43,510)	(54,116)	12,903	(26,625)
Noncontrolling interests in income of subsidiaries	19,930	18,471	12,749	10,014	2,008
Consolidated net (loss) income applicable to common stockholders	$(62,670)	$(61,981)	$(66,865)	$2,889	$(28,633)

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(1.32)	$(1.30)	$(1.33)	$0.06	$(0.55)
Income (loss) from discontinued operations, net of tax	0.00	0.02	(0.00)	(0.00)	(0.00)
Net (loss) income applicable to common stockholders per share	$(1.32)	$(1.28)	$(1.34)*	$0.06	$(0.56)*

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(1.32)	$(1.30)	$(1.33)	$0.06	$(0.55)
Income (loss) from discontinued operations, net of tax	0.00	0.02	(0.00)	(0.00)	(0.00)
Net (loss) income applicable to common stockholders per share	$(1.32)	$(1.28)	$(1.34)*	$0.06	$(0.56)*

*Per share amounts do not add due to rounding

Balance Sheet Data:
Cash and cash equivalents	$67,781	$56,676	$57,255	$35,939	$9,192
Intangible assets, net	1,119,304	1,147,017	1,203,763	1,242,962	837,046
Total assets	1,398,555	1,414,355	1,460,195	1,486,482	999,212
Total debt (including current portion)	820,305	815,635	818,718	808,904	642,222
Total liabilities	1,167,147	1,117,381	1,092,844	1,055,541	774,242
Total equity	220,572	284,975	354,498	410,598	194,335

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions and dispositions during the periods covered.
(2)	Interest expense includes non-cash interest, such as the accretion of principal, local marketing agreement (“LMA”) fees, the amortization of discounts on debt and the amortization of deferred financing costs.
(3)	The Company recognized an after-tax gain of approximately $146.9 million during the second quarter of 2011 associated with our acquisition of the controlling ownership interest in TV One.

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31:

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$53,920	$37,029	$45,447	$31,606	$17,836
Investing activities	(15,100)	(6,073)	(8,044)	55,800	(4,664)
Financing activities	(27,715)	(31,535)	(16,087)	(60,659)	(23,943)
Other Data:
Cash interest expense (1)	$68,536	$83,612	$73,307	$56,072	$48,805
Capital expenditures	5,537	9,194	12,485	9,445	8,753

(1)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

For the year ended December 31, 2014, consolidated net revenue decreased approximately 1.6% compared to the year ended December 31, 2013. Given the recent and gradual recovery seen in the advertising environments, we project our 2015 business results will improve and compare more favorably to that of 2014. Our strategy for 2015 will be to continue to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our online and cable television strategy, our radio websites and our other internet properties.

The weakened economy, competition from digital audio players, the internet, cable television and satellite radio, among other new media outlets, audio and video streaming on the internet, and consumers’ increased focus on mobile applications, are some of the reasons our core radio business has seen slow or negative growth over the past few years. In addition to overall cutbacks, advertisers continue to shift their advertising budgets away from traditional media such as newspapers, broadcast television and radio to these new media outlets. Internet companies have evolved from being large sources of advertising revenue for radio companies to being significant competitors for radio advertising dollars. While these dynamics present significant challenges for companies that are focused solely in the radio industry, through our online properties, which includes our radio websites, Interactive One and other online verticals, as well as our cable television business, we are well poised to provide advertisers and creators of content with a multifaceted way to reach African-American consumers.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Years Ended December 31,
	2014	2013	2012

Percentage of net revenue generated by radio broadcasting segment	48.3%	49.6%	52.6%

Percentage of net revenue generated by Reach Media segment	11.9%	12.7%	13.0%

Percentage of net revenue generated by internet segment	5.5%	5.7%	4.7%

Percentage of net revenue generated by cable television segment	35.6%	33.3%	30.9%

Percentage of net revenue generated by corporate/eliminations	(1.3)%	(1.3)%	(1.2)%

The following chart shows net revenue generated from our core radio business as a percentage of consolidated net revenue. The downward trend is consistent with our strategic diversification strategy. In addition, it shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Years Ended December 31,
	2014	2013	2012

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	48.8%	50.2%	56.4%

Percentage of core radio business generated from local advertising	62.7%	65.9%	69.0%

Percentage of core radio business generated from national advertising, including network advertising	33.0%	30.4%	28.0%

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

TV One generates the Company’s cable television revenue, and derives its revenue principally from advertising and affiliate revenue. Advertising revenue is derived from the sale of television air time to advertisers and is recognized when the advertisements are run. TV One also derives affiliate fees under the terms of various affiliation agreements based upon most recent subscriber counts reported by the applicable affiliate.

In February 2005, Radio One, through its wholly-owned subsidiary Radio One Media Holdings, LLC (“ROMH”), acquired 51% of the common stock of Reach Media, which operates the Tom Joyner Morning Show and related businesses, the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show.  Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2014, the Tom Joyner Morning Show was broadcast on almost 100 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted website, websites for the syndicated talent, online streaming and mobile applications and also operates the Tom Joyner Family Reunion and various other special event-related activities.  In December 2009, we increased our ownership interest to 53.5% when Reach Media acquired a noncontrolling interest from an unrelated third party. On December 31, 2012, ROMH further increased its ownership interest in Reach Media from 53.5% to 80% by purchasing additional shares from certain minority shareholders. Immediately after increasing ROMH’s ownership in Reach Media to 80%, we consolidated our syndication operations within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience.

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

We generally incur marketing and promotional expenses to increase our audiences. However, because Nielsen reports ratings either monthly or quarterly, depending on the particular market, any changed ratings and the effect on advertising revenue tends to lag behind both the reporting of the ratings and the incurrence of advertising and promotional expenditures.

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

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate expenses, stock-based compensation, impairment of long-lived assets, loss on retirement of debt and income (loss) from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, station operating income is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Our measure of station operating income may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, loss on retirement of debt, employment agreement and incentive plan award expenses, income (loss) from discontinued operations, net of tax, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, as well as our equity in (income) loss of our affiliated company, gain on retirements of debt, and any discontinued operations. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

 The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except margin data)

Net revenue	$441,387	$448,700	$424,573
Station operating income	157,381	165,461	150,823
Station operating income margin	35.7%	36.9%	35.5%
Net loss applicable to common stockholders	(62,670)	(61,981)	(66,865)

The reconciliation of net loss to station operating income is as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)

Net loss applicable to common stockholders, as reported	$(62,670)	$(61,981)	$(66,865)
Add back non-station operating income items included in net loss:
Interest income	(366)	(245)	(248)
Interest expense	79,810	89,196	90,797
Provision for income taxes	34,814	28,719	33,235
Corporate selling, general and administrative, excluding stock-based compensation	41,800	39,552	40,353
Stock-based compensation	1,594	191	171
Loss on retirement of debt	5,679	—	—
Other (income) expense, net	(32)	(307)	1,357
Depreciation and amortization	36,822	37,870	38,777
Noncontrolling interests in income of subsidiaries	19,930	18,471	12,749
Impairment of long-lived assets	—	14,880	313
(Income) loss from discontinued operations, net of tax	—	(885)	184
Station operating income	$157,381	$165,461	$150,823

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss applicable to common stockholders, as reported	$(62,670)	$(61,981)	$(66,865)
Interest income	(366)	(245)	(248)
Interest expense	79,810	89,196	90,797
Provision for income taxes	34,814	28,719	33,235
Depreciation and amortization	36,822	37,870	38,777
EBITDA	$88,410	$93,559	$95,696
Stock-based compensation	1,594	191	171
Loss on retirement of debt	5,679	—	—
Other (income) expense, net	(32)	(307)	1,357
Noncontrolling interests in income of subsidiaries	19,930	18,471	12,749
Impairment of long-lived assets	—	14,880	313
Employment Agreement and incentive plan award expenses*	4,606	2,301	1,564
(Income ) loss from discontinued operations, net of tax	—	(885)	184
Adjusted EBITDA	$120,187	$128,210	$112,034

*Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company has modified the definition of Adjusted EBITDA during 2014 for the inclusion of Employment Agreement and incentive plan award expenses. All prior periods have been reclassified to conform to current period presentation.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2014	2013

Statements of Operations:
Net revenue	$441,387	$448,700	$(7,313)	(1.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	141,689	138,021	3,668	2.7
Selling, general and administrative, excluding stock-based compensation	142,317	145,218	(2,901)	(2.0)
Corporate selling, general and administrative, excluding stock-based compensation	41,800	39,552	2,248	5.7
Stock-based compensation	1,594	191	1,403	734.6
Depreciation and amortization	36,822	37,870	(1,048)	(2.8)
Impairment of long-lived assets	—	14,880	(14,880)	(100.0)
Total operating expenses	364,222	375,732	(11,510)	(3.1)
Operating income	77,165	72,968	4,197	5.8
Interest income	366	245	121	49.4
Interest expense	79,810	89,196	(9,386)	(10.5)
Loss on retirement of debt	5,679	—	5,679	100.0
Other income, net	32	307	(275)	(89.6)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and income from discontinued operations, net of tax	(7,926)	(15,676)	7,750	49.4
Provision for income taxes	34,814	28,719	6,095	21.2
Net loss from continuing operations	(42,740)	(44,395)	1,655	3.7
Income from discontinued operations, net of tax	—	885	(885)	(100.0)
Net loss	(42,740)	(43,510)	770	1.8
Noncontrolling interests in income of subsidiaries	19,930	18,471	1,459	7.9
Net loss attributable to common stockholders	$(62,670)	$(61,981)	$(689)	(1.1)%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2014	2013
$441,387	$448,700	$(7,313)	(1.6)%

During the year ended December 31, 2014, we recognized approximately $441.4 million in net revenue compared to approximately $448.7 million during the year ended December 31, 2013. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the year ended December 31, 2014, decreased 4.3% from the same period in 2013, primarily due to declines in our four largest markets. In two of our largest markets, there were additions of direct competitors. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in (excluding Richmond which no longer participates in Miller Kaplan) decreased 1.6% in total revenues for the year ended December 31, 2014, made up of a decrease of 4.9% in local revenues, partially offset by an increase of 0.9% in national revenues, and an increase of 9.8% in digital revenues. We experienced net revenue growth most significantly in our Charlotte, Dallas and Detroit markets, however, this growth was countered by declines in other markets, with our Atlanta, Baltimore, Houston, Philadelphia, Richmond and Washington DC markets experiencing the most significant declines. Net revenue for our Reach Media segment decreased 7.4% versus 2013, due to a mix of customer turnover and lower rates. We recognized approximately $157.1 million and $149.5 million of revenue from our cable television segment during the years ended December 31, 2014 and 2013, respectively, with the increase due to higher advertising demand and an increase in subscriber rates for certain affiliates. Our internet business generated approximately $24.3 million in net revenue for the year ended December 31, 2014, compared to approximately $25.6 million during 2013, a decrease of 5.1%, due to a decrease in direct revenues.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2014	2013
$141,689	$138,021	$3,668	2.7%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $64.3 million of our consolidated programming and technical operating expenses were incurred by TV One for the year ended December 31, 2014, compared to approximately $61.0 million for 2013. Of this total amount incurred by TV One, approximately $54.6 million and $51.8 million for the years ended December 31, 2014 and 2013, respectively, relates specifically to content amortization. The increase in TV One content amortization was a result of an increased investment in original programming as well as incremental acquisitions. In addition, the cable television segment generated greater music royalties as well as higher travel and entertainment expenses for the year ended December 31, 2014, compared to 2013.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2014	2013
$142,317	$145,218	$(2,901)	(2.0)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Approximately $32.1 million of our consolidated selling, general and administrative operating expenses were incurred by TV One for the year ended December 31, 2014, compared to approximately $30.8 million for 2013. TV One incurred higher selling, general and administrative expenses related to higher marketing and promotional expenses to advertise and promote new TV One shows, in addition to higher professional fees as well as higher travel and entertainment expenses. This increase was offset by decreases in each of our other segments. Our internet business incurred lower traffic acquisition and production costs as well as lower compensation costs during the year ended December 31, 2014, compared to the same period in 2013, resulting in a decrease of approximately $2.7 million. Reach Media incurred lower contract labor expenses and our radio broadcasting segment incurred lower bad debt expenses for the year ended December 31, 2014, compared to 2013.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2014	2013
$41,800	$39,552	$2,248	5.7%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due primarily to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his Employment Agreement.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2014	2013
$1,594	$191	$1,403	734.6%

On September 30, 2014, the Compensation Committee of the Board of Directors of the Company approved the principal terms of new employment agreements for each of the Company’s named executive officers which included the granting of restricted shares and stock options effective October 6, 2014, under a long-term incentive plan (“LTIP”). Also effective October 6, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the Company’s LTIP. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for which awards are expected to vest.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2014	2013
$36,822	$37,870	$(1,048)	(2.8)%

Depreciation and amortization expense decreased to approximately $36.8 million compared to approximately $37.9 million for the years ended December 31, 2014 and 2013, respectively, a decrease of 2.8%. The decrease was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2014	2013
$—	$14,880	$(14,880)	(100.0)%

The impairment of long-lived assets for the year ended December 31, 2013, was related to a non-cash impairment charge recorded to reduce the carrying value of our Boston, Cincinnati, Cleveland and Philadelphia radio broadcasting licenses. There was no impairment of long-lived assets for the year ended December 31, 2014.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2014	2013
$79,810	$89,196	$(9,386)	(10.5)%

Interest expense decreased to approximately $79.8 million for the year ended December 31, 2014, compared to approximately $89.2 million for the same period in 2013. The primary driver of the decrease in interest expense was due to the lower interest rate associated with the 2020 Notes, compared to the 2016 Notes which were redeemed during the first quarter of 2014.

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2014	2013
$34,814	$28,719	$6,095	21.2%

During the year ended December 31, 2014, the provision for income taxes increased to approximately $34.8 million compared to approximately $28.7 million for 2013. The increase in tax provision was due to the impairment of long-lived intangible assets that reduced the deferred tax liabilities (“DTLs”) and related deferred tax expense for 2013. For the year ended December 31, 2014, the income tax provision consisted of deferred tax expense of approximately $34.3 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $558,000. For the year ended December 31, 2013, the income tax provision consisted of deferred tax expense of approximately $27.3 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $1.4 million. The reduction of current tax expense was primarily attributable to certain state restructuring activities. The Company continued to maintain a full valuation allowance for its net deferred tax assets (“DTAs”). We do not consider DTLs related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

The tax provision and offsetting valuation allowance resulted in an effective tax rate of (439.2)% and (183.2)% for the years ended December 31, 2014 and 2013, respectively. The annual effective tax rate for Radio One in 2014 and 2013 primarily reflects the change in DTLs associated with the tax amortization of indefinite-lived intangible assets.

Income from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2014	2013
$—	$885	$(885)	(100.0)%

Income from discontinued operations, net of tax, includes the results of operations for our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM). The activity for the year ended December 31, 2013, resulted primarily from the sale of this station in February 2013, which resulted in a one-time gain of $893,000.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2014	2013
$19,930	$18,471	$1,459	7.9%

The increase in noncontrolling interests in income of subsidiaries was due primarily to greater net income generated by TV One during the year ended December 31, 2014, compared to the same period in 2013. Reach Media generated lower net income during the year ended December 31, 2014, compared to 2013, which partially offset the increase generated by TV One.

Other Data

Station operating income

Station operating income decreased to approximately $157.4 million for the year ended December 31, 2014, compared to approximately $165.5 million for the year ended December 31, 2013, a decrease of approximately $8.1 million or 4.9%. This decrease was primarily due to lower radio broadcasting segment and Reach Media station operating income during the year ended December 31, 2014, compared to 2013. Reach Media generated approximately $6.5 million of station operating income during the year ended December 31, 2014, compared to approximately $10.3 million during the year ended December 31, 2013, primarily due to declines in net revenue which was due to a mix of customer turnover and lower rates. The radio broadcasting segment generated approximately $86.3 million of station operating income during the year ended December 31, 2014, compared to $94.6 million during the year ended December 31, 2013, with the decrease due primarily to declines in net revenue in our four largest markets. These decreases in station operating income were partially offset by increases in station operating income of approximately $1.0 million and $3.0 million at our internet and cable television segments, respectively.

Station operating income margin

Station operating income margin decreased to 35.7% for the year ended December 31, 2014, from 36.9% for 2013. The margin decrease was primarily attributable to declines in net revenue as described above.

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

During the year ended December 31, 2013, we recognized approximately $448.7 million in net revenue compared to approximately $424.6 million during the year ended December 31, 2012. For our radio broadcasting and Reach Media segments, these amounts are net of agency and outside sales representative commissions. Net revenue for our combined radio broadcasting and Reach Media segments increased 0.3% over the same period in 2012. Based on reports prepared by Miller Kaplan, the radio markets we operate in (excluding Richmond which no longer participates in Miller Kaplan) decreased 0.7% in total revenues for the year ended December 31, 2013, made up of a decrease of 1.9% in national revenues, a decrease of 1.4% in local revenues and an increase of 15.6% in digital revenues. For the year ended December 31, 2013, we outperformed the markets in which we operate by 110 basis points. Net revenue growth for our radio stations was led by our Atlanta, Baltimore, Charlotte, Houston and St. Louis clusters, while our Cincinnati, Cleveland, Columbus, Dallas, Detroit, Indianapolis, Philadelphia, Raleigh, Richmond and Washington D.C. clusters experienced declines. We recognized approximately $149.5 million and $131.2 million of revenue from our cable television segment during the years ended December 31, 2013 and 2012, respectively, the increase was due primarily from an increase in advertising sales. Our internet business generated approximately $25.6 million in net revenue for the year ended December 31, 2013, compared to approximately $19.9 million during 2012, an increase of 29.1%, due to growth in advertising and studio services, where Interactive One provides services to other publishers.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2013	2012
$138,021	$135,974	$2,047	1.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $61.0 million of our consolidated programming and technical operating expenses were incurred by TV One for the year ended December 31, 2013, versus approximately $58.1 million for 2012. Of this total amount incurred by TV One, approximately $51.8 million and $47.3 million for the years ended December 31, 2013 and 2012, respectively, relates specifically to content amortization. The increase in TV One content amortization was a result of an increased investment in original programming as well as accelerated amortization on certain programming genre. In the cable television segment, this increase was offset partially by lower program development, less travel and entertainment expenses and lower website design costs incurred during 2013.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2013	2012
$145,218	$137,776	$7,442	5.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Approximately $30.8 million of our consolidated selling, general and administrative operating expenses were incurred by TV One for the year ended December 31, 2013, versus approximately $24.8 million for 2012. TV One incurred higher selling, general and administrative expenses related to higher marketing and promotional expenses to advertise and promote various TV One shows. Our internet business incurred higher research, web services fees and traffic acquisition costs during the year ended December 31, 2013, compared to 2012, resulting in an increase of approximately $1.5 million. Expenses for our Reach Media segment increased approximately $2.1 million, of which $1.0 million of this increase related to expenses associated with the “Tom Joyner Fantastic Voyage”.  This $1.0 million increase in expenses was offset by a $1.1 million increase in revenue for the same event.  Finally, selling, general and administrative expenses at our radio broadcasting segment decreased approximately $3.3 million primarily related to lower compensation costs.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2013	2012
$39,552	$40,353	$(801)	(2.0)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The overall decrease in corporate expenses was primarily related to lower employee compensation costs in connection with reduced headcount levels.

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

Interest expense decreased to approximately $89.2 million for the year ended December 31, 2013, compared to approximately $90.8 million for 2012. The primary driver of the decrease was that through May 14, 2012, interest on the Company’s 12.5%/15% Senior Subordinated Notes was payable at our election at an all-inclusive rate of 15%, partially in cash and partially through the issuance of additional 12.5%/15% Senior Subordinated Notes (a “PIK Election”)  on a quarterly basis. The PIK Election expired on May 14, 2012, and interest accruing from and after May 15, 2012, accrued at a rate of 12.5% and was payable in cash.

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2013	2012
$28,719	$33,235	$(4,516)	(13.6)%

During the year ended December 31, 2013, the provision for income taxes decreased to approximately $28.7 million compared to approximately $33.2 million for the same period in 2012, primarily due to the impairment of long-lived assets during the year. For the year ended December 31, 2013, the income tax provision consisted of deferred tax expense of approximately $27.3 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $1.4 million. For the year ended December 31, 2012, the income tax provision consisted of deferred tax expense of approximately $34.5 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision benefits of $709,000 and $579,000 related to uncertain tax positions and Reach Media, respectively. The Company maintained a full valuation allowance for its net DTAs. We did not consider DTLs related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

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

The increase in noncontrolling interests in income of subsidiaries was due primarily to greater net income generated by TV One and Reach Media during the year ended December 31, 2013, compared to 2012.

Other Data

Station operating income

Station operating income increased to approximately $165.5 million for the year ended December 31, 2013, compared to approximately $150.8 million for the year ended December 31, 2012, an increase of approximately $14.6 million or 9.7%. This increase was primarily due to TV One generating approximately $57.7 million of station operating income during the year ended December 31, 2013, compared to approximately $48.3 million during 2012 with the increase due to a larger number of subscribers as well as organic growth. Reach Media generated approximately $10.3 million of station operating income during the year ended December 31, 2013, compared to $9.2 million during the year ended December 31, 2012.

Station operating income margin

Station operating income margin increased to 36.9% for the year ended December 31, 2013, from 35.5% for 2012. The margin increase was primarily attributable to Reach Media and TV One’s greater station operating margin in 2013 than in 2012. Reach Media’s station operating margin increased from 16.7% for the year ended December 31, 2012, to 18.1% for the year ended December 31, 2013. TV One’s station operating margin increased from 36.8% for the year ended December 31, 2012, to 38.6% for the year ended December 31, 2013.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium. On January 21, 2015, the Company entered into its second amendment to the 2011 Credit Agreement, which modified certain financial covenants. The financial ratios below reflect the changes from the most recent amendment which are effective as of March 31, 2015.

The 2011 Credit Agreement, as amended on December 19, 2012 and January 21, 2015, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.25 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	4.25 to 1.00 on March 31, 2015 and June 30, 2015;
▪	4.00 to 1.00 on September 30, 2015; and
▪	4.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014 and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	8.00 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015; and
▪	8.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and

▪	mergers.

As of December 31, 2014, ratios calculated in accordance with the 2011 Credit Agreement, as amended, were as follows:

	As of December 31, 2014		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$95.4

Pro Forma Last Twelve Months Interest Expense (In millions)	$60.6

Senior Debt (In millions)	$334.5
Total Debt (In millions)	$669.5

Interest Coverage
Covenant EBITDA / Interest Expense	1.57	x	1.25	x	0.32	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.51	x	3.75	x	0.24	x

Total Leverage
Total Debt / Covenant EBITDA	7.02	x	7.50	x	0.48	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends received from TV One for periods presented.

As of December 31, 2014, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for 2014 and 2013. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of December 31, 2014, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility, after adjusting for outstanding letters of credit. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, including adjusting for the outstanding letters of credit, approximately $21.0 million was available to be borrowed. The revolving credit facility expires on March 31, 2015. The Company does not anticipate entering into a new revolving credit facility upon expiration.

As of December 31, 2014, the Company had outstanding approximately $368.5 million on its term credit facility. During the year ended December 31, 2014, the Company repaid approximately $4.9 million under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million in April 2014. According to the terms of the Credit Agreement, as amended, the Company anticipates making an excess cash flow payment of between $0 and approximately $2.0 million in April 2015, depending on the level of acceptance by our syndicate of lenders.

On January 21, 2015, the Company entered into a second amendment to the 2011 Credit Agreement (the “Second Amendment”) with its lenders.  The provisions of the 2011 Credit Agreement relating to the call premium were revised by the Second Amendment to extend the call protection from April 1, 2015 until maturity.  The Second Amendment provides a call premium of 101.5% if the 2011 Credit Agreement is refinanced with proceeds from a notes offering and 100.5% if the 2011 Credit Agreement is refinanced with proceeds from any other repayment, including proceeds from a new term loan. The call premium is payable at the earlier of any refinancing or final maturity.

The Second Amendment also excludes any “going concern” or qualified audit opinion solely as a result of the upcoming revolver or term loan maturities from the Event of Default provisions of the 2011 Credit Agreement.  Next, the Second Amendment provides for the ability to “amend and extend” both the term loan and the revolving credit facility provided for by the 2011 Credit Agreement and adds a $2 million lien basket for letters of credit not issued under the 2011 Credit Agreement.

Finally, beginning with the quarter ending March 31, 2015, the Second Amendment implements certain changes to the financial covenants the Company must comply with in order to remain in compliance with the terms of the 2011 Credit Agreement.  The Interest Coverage Ratio set forth in the 2011 Credit Agreement is revised to provide that the Company will not permit the Interest Expense Coverage Ratio for any Test Period ending on the last day of any Fiscal Quarter of the Company to be less than 1.25:1.  The Total Leverage Ratio has been revised to provide that the Company will not permit the Total Leverage Ratio to be greater than 8.0:1 on the last day of any Fiscal Quarter of the Company.  Lastly, the Senior Secured Leverage Ratio has been revised to provide that the Company will not permit the Senior Secured Leverage Ratio to be greater than 4.25:1 through the quarter ending June 30, 2015 and 4.0:1 for the quarter ending September 30, 2015 and the last day of each Fiscal Quarter of the Company thereafter.

Senior Subordinated Notes

 On November 24, 2010, we issued $286.8 million of our 12.5%/15% Senior Subordinated Notes due May 2016 (the “2016 Notes”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 7/8% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  Subsequently, we repurchased or redeemed all remaining Prior Notes pursuant to the terms of their respective indentures. Effective March 13, 2014, the Company repurchased or otherwise redeemed all of the amounts outstanding under the 2016 Notes using proceeds from our 2020 Notes (defined below). The Company recorded a loss on retirement of debt of approximately $5.7 million during the first quarter of 2014. This amount included a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

Interest on the 2016 Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 2016 Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12.5% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind (“PIK”) by issuance of additional 2016 Notes accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the year ended December 31, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries had fully and unconditionally guaranteed the Company’s 2020 Notes and the Company’s obligations under the 2011 Credit Agreement, as amended.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2014:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$366.3	7.50%
9.25% Senior Subordinated Notes due February 2020 (fixed rate)	335.0	9.25%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	119.0	10.00%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)

Net cash flows provided by operating activities	$53,920	$37,029
Net cash flows used in investing activities	(15,100)	(6,073)
Net cash flows used in financing activities	(27,715)	(31,535)

Net cash flows provided by operating activities were approximately $53.9 million and $37.0 million for the years ended December 31, 2014 and 2013, respectively. Cash flow from operating activities for the year ended December 31, 2014, increased from the prior year primarily due to an increase in collections of outstanding accounts receivable, lower cash payments for content assets as well as a decrease in interest payments during the year ended December 31, 2014, compared to the same period in 2013.

Net cash flows used in investing activities were approximately $15.1 million and $6.1 million for the years ended December 31, 2014 and 2013, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $5.5 million and $9.2 million for the years ended December 31, 2014 and 2013, respectively. Proceeds from sales of investment securities were $482,000 and $1.7 million for the years ended December 31, 2014 and 2013, respectively. Proceeds from sale of discontinued operations were approximately $4.0 million for the year ended December 31, 2013. Purchases of investment securities were $930,000 and $2.5 million for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company paid approximately $9.1 million to complete various acquisitions.

Net cash flows used in financing activities were approximately $27.7 million and $31.5 million for the years ended December 31, 2014 and 2013, respectively. During the years ended December 31, 2014 and 2013, the Company repaid approximately $332.0 million and $3.8 million of our 2016 Notes and Credit Facility, respectively, in outstanding debt. During the year ended December 31, 2014, we borrowed approximately $335.0 million in 9.25% Senior Subordinated Notes due 2020. During the year ended December 31, 2014, we capitalized approximately $4.7 million of debt costs. During the year ended December 31, 2013, we repurchased $71,000 of our Class A common stock and approximately $5.4 million of our Class D common stock. TV One paid approximately $24.6 million and $21.5 million in dividends to noncontrolling interest shareholders for the years ended December 31, 2014 and 2013, respectively. Finally, during the year ended December 31, 2014, the Company paid a net premium of approximately $1.6 million to retire the 2016 Notes.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on January 1, 2013, and elected to not apply the qualitative assessment as allowed by ASU 2012-02.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changes the requirements for reporting discontinued operations. Under ASU No. 2014-08, only disposals representing a strategic shift in operations and having a major effect on the entity’s operations and financial results should be presented as discontinued operations. Additionally, ASU No. 2014-08 requires expanded disclosures about discontinued operations. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company will apply the provisions of ASU No. 2014-08 to future reporting of disposals.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for stock options and restricted stock grants in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that previously recorded. Compensation expense for restricted stock grants is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for restricted stock grants is recognized ratably during the vesting period.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2014, we had approximately $666.8 million in broadcast licenses and $275.4 million in goodwill, which totaled $942.2 million, and represented approximately 67.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 31, 2014, 2013 and 2012, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $0, $14.9 million and $313,000, respectively. Significant impairment charges have been an on-going trend experienced by media companies in general, and are not unique to us.

We test for impairment annually across all reporting units, or when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Our annual impairment testing is performed as of October 1 of each year. Impairment exists when the carrying value of these assets exceeds its respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one of our 16 geographical markets.  Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 20 reporting units as of our October 2014 annual impairment assessment, consisting of the 16 radio markets and four business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We evaluate all events and circumstances on an interim basis to determine if a two-step process is required. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to attribute the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

 As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2014 were reasonable.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed since October 2012.

Radio Broadcasting	October 1,	October 1,	October 1,
Licenses	2014	2013	2012

Impairment charge (in millions)	$—	$—	$—

Discount Rate	9.5%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	0.3% – 1.0%	0.0% – 2.0%	1.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 2.0%	1.0% – 2.0%	1.0% -2.0%
Mature Market Share Range	6.9% – 25.2%	6.4% – 26.9%	0.7% - 27.4%
Operating Profit Margin Range	30.0% – 48.4%	30.8% – 47.8%	19.6% - 47.7%

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2014 (a)	2013 (a)	2012 (a)

Impairment charge (in millions)	$–	$–	$14.5

Discount Rate	9.5%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	0.3% – 1.0%	0.0% -2.0%	1.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.0% - 2.0%	1.5% - 2.0%
Mature Market Share Range	7.2% - 19.5%	7.1% - 19.8%	6.7% - 20.8%
Operating Profit Margin Range	26.4% - 52.2%	28.4% - 56.4%	29.3% - 58.5%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments since October 2012. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of our interim, annual and year-end assessments, the Company concluded no impairment for the goodwill value had occurred.

	October	October	October
	1,	1,	1,
Reach Media Segment Goodwill	2014	2013	2012

Impairment charge (in millions)	$-	$-	$-

Discount Rate	12.0%	13.0%	12.0%
Year 1 Revenue Growth Rate	1.5%	1.5%	2.0%
Long-term Revenue Growth Rate Range	0.1% - 2.0%	(4.5)% - 2.6%	(4.7)% - 2.8%
Operating Profit Margin Range	10.0% – 14.9%	11.5% - 21.5%	4.6% - 19.8%

Below are some of the key assumptions used in the income approach model for determining the fair value of our internet reporting unit since October 2012. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

	October 1,	October 1,	October 1,
Internet Segment Goodwill	2014	2013	2012

Impairment charge (in millions)	$-	$-	$-

Discount Rate	13.5%	14.5%	13.5%
Year 1 Revenue Growth Rate	11.8%	10.0%	13.8%
Long-term Revenue Growth Rate (Year 10)	2.5%	2.5%	2.5%
Operating Profit Margin Range	9.1% - 25.6%	5.4% - 24.8%	(4.8)% - 24.2%

Below are some of the key assumptions used in the income approach model for determining the fair value since October 2012. As a result of the testing performed in 2014, 2013 and 2012, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,	October 1,
Cable Television Segment Goodwill	2014	2013	2012

Impairment charge (in millions)	$–	$–	$–

Discount Rate	10.4%	10.8%	10.8%
Year 1 Revenue Growth Rate	11.5%	12.1%	11.2%

Long-term Revenue Growth Rate Range	0.3% – 7.7%	1.1% - 12.1%	2.5% - 12.2%

Operating Profit Margin Range	29.8% - 36.1%	30.6% - 35.7%	33.3% - 36.2%

The above four goodwill tables reflect some of the key valuation assumptions used for 13 of our 20 reporting units. The other seven remaining reporting units had no goodwill carrying value balances as of December 31, 2014 and 2013.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2014 were reasonable.

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

We had a total goodwill carrying value of approximately $275.4 million across 13 of our 20 reporting units as of December 31, 2014. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For three of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)
2	2.0%	Impairment not likely
16	2.0%	Impairment not likely
6	1.0%	Impairment not likely
5	1.0%	0.7%
13	2.0%	(2.5)%
12	1.5%	(3.3)%
1	1.5%	(3.6)%
4	2.0%	(4.7)%
10	2.0%	(5.2)%
21	3.0%	(5.8)%
19	1.5%	(6.1)%
11	1.5%	(7.2)%
18	2.5%	(9.1)%

(a)	The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

 Several of the licenses in our units of accounting have limited excess of fair values over their respective carrying values. Per the table below, as of October 1, 2014, we appraised the radio broadcasting licenses at a fair value of approximately $870.8 million, which was in excess of the $666.8 million carrying value by $204.0 million, or 30.6%. The fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future. The Company’s remaining Boston radio station’s broadcasting license is classified as an other long-term asset and is not included in the table below.

	Radio Broadcasting Licenses
	As of
	October 1, 2014	October 1, 2014	Excess
Unit of Accounting (a)	Carrying Values ("CV")	Fair Values ("FV")	FV vs. CV	% FV Over CV
	(In thousands)
Unit of Accounting 2	$3,086	$68,705	$65,619	2,126.3%
Unit of Accounting 4	16,142	20,072	3,930	24.3%
Unit of Accounting 5	16,687	17,968	1,281	7.7%
Unit of Accounting 7	16,165	17,039	874	5.4%
Unit of Accounting 14	20,434	22,087	1,653	8.1%
Unit of Accounting 15	20,886	21,849	963	4.6%
Unit of Accounting 11	21,135	24,106	2,971	14.1%
Unit of Accounting 6	22,642	27,273	4,631	20.5%
Unit of Accounting 9	34,270	38,041	3,771	11.0%
Unit of Accounting 13	52,556	57,434	4,878	9.3%
Unit of Accounting 16	52,965	117,462	64,497	121.8%
Unit of Accounting 12	50,179	56,865	6,686	13.3%
Unit of Accounting 8	66,715	76,689	9,974	15.0%
Unit of Accounting 1	93,394	119,401	26,007	27.8%
Unit of Accounting 10	179,541	185,821	6,280	3.5%
Total	$666,797	$870,812	$204,015	30.6%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2014
	Broadcasting Licenses	Goodwill
(In millions)

Impairment charge recorded:
Radio Market Reporting Units	$-	$-
Radio Syndication Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Internet Reporting Unit	-	-
Total Impairment Recorded	$-	$-

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry growth rates	$14.2	$0.2
A 100 basis point decrease in cash flow margin	$-	$-
A 100 basis point increase in the applicable discount rate	$33.2	$1.2
A 5% reduction in the fair value of broadcasting licenses and reporting units	$3.1	$-
A 10% reduction in the fair value of broadcasting licenses and reporting units	$16.3	$0.9

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Internet Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$3.9
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2014 and 2013 and determined no impairment charges were necessary. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives affiliate fees under the terms of various affiliation agreements based on the most recent subscriber counts reported by the applicable affiliate.

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

To address the exposures of unrecognized tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2014, we had approximately $5.2 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

The Company maintains a full valuation allowance for its DTAs, primarily attributable to net operating losses (“NOLs”), as we determined that it is more likely than not that the DTAs will not be realized. The Company reached this determination based on its cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges on certain indefinite-lived intangibles for the years ended December 31, 2014, 2013 and 2012.

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

Fair Value Measurements

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument. According to the Employment Agreement, executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause.  As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the TV One Award upon similar terms as in the prior Employment Agreement. While a new Employment Agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

The Company estimated the fair value of the award as of December 31, 2014, at approximately $18.0 million and, accordingly, recorded compensation expense and a liability for that amount. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2014 and 2013, was approximately $10.8 million and $12.0 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

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

Capital and Commercial Commitments

Indebtedness

We have several debt instruments outstanding within our corporate structure. The total amount incurred under our 2011 Credit Agreement, as amended, was $411.0 million, initially consisting of a $386.0 million senior bank term debt that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $335.0 million in our 9.25% Senior Subordinated Notes due February 2020. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0%, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

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

The Company has entered into fixed fee and variable share agreements with music performance rights organizations, which expire beginning December 31, 2015, and as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $9.2 million, $9.2 million and $9.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. The expenses related to discontinued operations associated with these agreements were not significant.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	2015	2016	2017	2018	2019	2020 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$30,988	$30,988	$30,988	$30,988	$30,988	$338,443	$493,383
Credit facilities(2)	31,980	371,677	—	—	—	—	403,657
Other operating contracts/agreements(3)	63,209	23,810	14,723	1,452	41	81	103,316
Operating lease obligations	9,840	9,290	8,767	5,511	4,467	16,824	54,699
Senior Secured Notes(4)	11,900	121,777	—	—	—	—	133,677
Total	$147,917	$557,542	$54,478	$37,951	$35,496	$355,348	$1,188,732

(1)	Includes interest obligations based on effective interest rate on senior subordinated notes outstanding as of December 31, 2014.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2014.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating and investment agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The proceeds from the notes were issued to purchase equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2014, our exposure related to market risk had not changed materially since December 31, 2013.

Both the term loan facility and the revolving facility under our 2011 Credit Agreement, as amended, bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”), subject to a LIBOR floor plus a margin or the base rate plus a margin The base rate is equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. We also pay a commitment fee of 0.75% per annum on the unused commitment of the revolving facility. We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase two percentage points above the current rates at December 31, 2014, our interest expense on the term portion of the credit facility would increase approximately $2.8 million on an annual basis.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 9.25% Senior Subordinated Notes at December 31, 2014 was approximately $294.8 million, and the carrying amount was $335.0 million. The estimated fair value of the TV One Notes approximates carrying value.

The estimated fair value of our 12.5%/15% Senior Subordinated Notes at December 31, 2013 was approximately $328.7 million, and the carrying amount was $327.0 million. The estimated fair value of the TV One Notes approximates carrying value.

The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 9.25% Senior Subordinated Notes from approximately $294.8 million to $325.8 million at December 31, 2014.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-42.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part IV, Item 15 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

(c) Changes in internal control over financial reporting

During the year ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interest for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of September 21, 2000, of the Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).
3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
3.3	Restated Articles of Incorporation of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.4	Restated Bylaws of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.7	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.11	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Bylaws of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.17	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.19	Certificate of Conversion of Radio One Cable Holdings, Inc.to Radio One Cable Holdings, LLC.*
3.20	Certificate of Conversion of formation of Radio One Cable Holdings, LLC.*
3.21	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.22	Limited Liability Company Agreement of Radio One Cable Holdings, LLC.*
3.23	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.24	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.26	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.27	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.28	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.29	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Certificate of Incorporation of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Bylaws of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.34	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.44	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.45	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.46	Certificate of Formation of IO Acquisition Sub, LLC*
3.47	Limited Liability Company Agreement of IO Acquisition Sub, LLC*
3.48	Certificate of Formation of Radio One Urban Network Holdings, LLC*
3.49	Limited Liability Company Agreement of Radio One Urban Network Holdings, LLC*
3.50	Certificate of Formation of Radio One Entertainment Holdings, LLC*
3.51	Limited Liability Company Agreement of Radio One Entertainment Holdings, LLC*
3.52	Certificate of Conversion of Gaffney Broadcasting, LLC*
3.53	Certificate of Incorporation of Reach Media, Inc.*
3.54	Bylaws of Reach Media, Inc.*
4.1	Indenture, dated as of February 25, 2011, by and among TV One, LLC, TV One Capital Corp., U.S. Bank, National Association, as trustee, and U.S. Bank, National Association, as collateral trustee, relating to the 10% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2010).
4.2	Indenture, dated as of February 10, 2014, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 9.25% Senior Subordinated Notes due 2020 (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2014).
4.3	Supplemental Indenture dated as of April 30, 2014, among Gaffney Broadcasting, Incorporated, a subsidiary of Radio One, Inc., Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed May 9, 2014).
4.4	Second Supplemental Indenture dated as of February 13, 2015, among Radio One Urban Network Holdings, LLC, a Delaware limited liability company, IO Acquisition Sub, LLC, a Delaware limited liability company, each a subsidiary of Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture.*

10.1	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.2	Credit Agreement, dated March 31, 2011, by and among Radio One Inc., Various Lenders and Credit Suisse, as administrative agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 6, 2011).
10.3	First Amendment to Credit Agreement dated as of December 19, 2012, is entered into by and among Radio One, Inc., the Subsidiary Guarantors listed on the signature pages hereto, the Lenders party thereto, and Credit Suisse AG as Administrative Agent and as Collateral Agent for the Lenders (incorporated by reference to Radio One’s Current Report on Form 8-K filed December 19, 2012).
10.4	Second Amendment to Credit Agreement dated as of January 21, 2015, is entered into by and among Radio One, Inc., the Subsidiary Guarantors listed on the signature pages hereto, the Lenders party thereto, and Credit Suisse AG as Administrative Agent and as Collateral Agent for the Lenders (incorporated by reference to Radio One’s Current Report on Form 8-K filed January 21, 2015).
10.5	Pledge Agreement, dated March 31, 2011, made by Radio One, Inc. and certain Subsidiaries and Credit Suisse (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 6, 2011).
10.6	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.7	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated October 9, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed November 4, 2014).
10.6	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.7	Terms of Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III approved September 30, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2014).
10.8	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.9	Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 30, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2014).
10.10	Terms of Employment Agreement between Radio One, Inc. and Linda. J. Vilardo approved September 30, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2014).
10.11	Employment Agreement between Radio One, Inc. and Chris Wegmann dated as of August 24, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2014).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL.

*Indicates document filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2015.

Radio One, Inc.

By:	/s/ Peter D. Thompson
Name: Peter D. Thompson
Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 17, 2015.

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

Title: Director

Report of Independent Registered Public Accounting Firm

Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited Radio One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Radio One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Radio One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
February 17, 2015

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Radio One, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

February 17, 2015

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,781	$56,676
Short-term investments	2,094	2,292
Trade accounts receivable, net of allowance for doubtful accounts of $3,975 and $4,393, respectively	96,426	98,323
Prepaid expenses	6,910	5,467
Current portion of content assets	25,615	26,637
Other current assets	3,091	3,108
Total current assets	201,917	192,503
CONTENT ASSETS, net	42,715	36,157
PROPERTY AND EQUIPMENT, net	30,977	34,353
GOODWILL	275,355	272,037
RADIO BROADCASTING LICENSES	666,797	659,824
LAUNCH ASSETS, net	2,640	12,563
OTHER INTANGIBLE ASSETS, net	174,512	202,593
OTHER ASSETS	3,642	4,325
Total assets	$1,398,555	$1,414,355
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,602	$7,293
Accrued interest	12,226	5,831
Accrued compensation and related benefits	8,729	13,955
Current portion of content payables	15,043	14,359
Other current liabilities	16,124	16,176
Current portion of long-term debt	3,829	3,840
Current deferred tax liabilities	—	1,200
Total current liabilities	62,553	62,654
LONG-TERM DEBT, net of current portion and original issue discount	816,476	811,795
CONTENT PAYABLES, net of current portion	14,579	8,399
OTHER LONG-TERM LIABILITIES	21,076	20,288
DEFERRED TAX LIABILITIES, net	252,463	214,245
Total liabilities	1,167,147	1,117,381

REDEEMABLE NONCONTROLLING INTERESTS	10,836	11,999

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2014 and 2013	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,249,809 and 2,574,291 shares issued and outstanding as of December 31, 2014 and 2013, respectively	2	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2014 and 2013	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 and 3,121,048 shares issued and outstanding as of December 31, 2014 and 2013	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 42,102,352 and 39,013,638 shares issued and outstanding as of December 31, 2014 and 2013, respectively	42	39
Accumulated other comprehensive loss	(115)	(213)
Additional paid-in capital	1,006,635	1,003,116
Accumulated deficit	(987,672)	(925,002)
Total stockholders’ equity	18,898	77,949
Noncontrolling interest	201,674	207,026
Total equity	220,572	284,975
Total liabilities, redeemable noncontrolling interests and equity	$1,398,555	$1,414,355

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except share data)

NET REVENUE	$441,387	$448,700	$424,573
OPERATING EXPENSES:
Programming and technical	141,689	138,021	135,974
Selling, general and administrative, including stock-based compensation of $137, $43 and $67, respectively	142,454	145,261	137,843
Corporate selling, general and administrative, including stock-based compensation of $1,457, $148, and $104, respectively	43,257	39,700	40,457
Depreciation and amortization	36,822	37,870	38,777
Impairment of long-lived assets	—	14,880	313
Total operating expenses	364,222	375,732	353,364
Operating income	77,165	72,968	71,209
INTEREST INCOME	366	245	248
INTEREST EXPENSE	79,810	89,196	90,797
LOSS ON RETIREMENT OF DEBT	5,679	—	—
OTHER (INCOME) EXPENSE, net	(32)	(307)	1,357
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations, net of tax	(7,926)	(15,676)	(20,697)
PROVISION FOR INCOME TAXES	34,814	28,719	33,235
Net loss from continuing operations	(42,740)	(44,395)	(53,932)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	885	(184)
CONSOLIDATED NET LOSS	(42,740)	(43,510)	(54,116)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	19,930	18,471	12,749
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(62,670)	$(61,981)	$(66,865)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(1.32)	$(1.30)	$(1.33)
Discontinued operations	0.00	0.02	(0.00)
Net loss attributable to common stockholders	$(1.32)	$(1.28)	$(1.34)*

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	47,525,726	48,370,195	50,015,252

*Per share amounts do not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The Years Ended December 31,
	2014	2013	2012
	(In thousands)

CONSOLIDATED NET LOSS	$(42,740)	$(43,510)	$(54,116)
NET CHANGE IN UNREALIZED GAIN (LOSS) ON INVESTMENT ACTIVITIES	98	(111)	97
COMPREHENSIVE LOSS	(42,642)	(43,621)	(54,019)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	19,930	18,471	12,749
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(62,572)	$(62,092)	$(66,768)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND

NONCONTROLLING INTEREST

For The Years Ended December 31, 2012, 2013 and 2014

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2011	$—	$3	$3	$3	$41	$(199)	$1,001,840	$(796,156)	$205,063	$410,598
Consolidated net loss	—	—	—	—	—	—	—	(66,865)	13,376	(53,489)
Conversion of 12,000 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Net change in unrealized gain on investment activities, net of taxes	—	—	—	—	—	97	—	—	—	97
Stock-based compensation expense	—	—	—	—	—	—	171	—	—	171
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	4,862	—	—	4,862
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(7,741)	(7,741)
BALANCE, as of December 31, 2012	$—	$3	$3	$3	$41	$(102)	$1,006,873	$(863,021)	$210,698	$354,498
Consolidated net loss	—	—	—	—	—	—	—	(61,981)	17,807	(44,174)
Net change in unrealized loss on investment activities, net of taxes	—	—	—	—	—	(111)	—	—	—	(111)
Stock-based compensation expense	—	—	—	—	—	—	191	—	—	191
Repurchase of 32,669 shares of Class A common stock	—	—	—	—	—	—	(71)	—	—	(71)
Repurchase of 2,630,574 shares of Class D common stock	—	—	—	—	(2)	—	(5,396)	—	—	(5,398)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	1,519	—	—	1,519
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(21,479)	(21,479)
BALANCE, as of December 31, 2013	$—	$3	$3	$3	$39	$(213)	$1,003,116	$(925,002)	$207,026	$284,975
Consolidated net loss	—	—	—	—	—	—	—	(62,670)	19,291	(43,379)
Net change in unrealized gain on investment activities, net of taxes	—	—	—	—	—	98	—	—	—	98
Stock-based compensation expense	—	—	—	—	2	—	1,592	—	—	1,594
Conversion of 324,482 shares of Class A common stock to Class D common stock	—	(1)	—	—	1	—	—	—	—	—
Conversion of 192,142 shares of Class C common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	1,802	—	—	1,802
Exercise of options for 92,040 shares of common stock	—	—	—	—	—	—	125	—	—	125
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(24,643)	(24,643)
BALANCE, as of December 31, 2014	$—	$2	$3	$3	$42	$(115)	$1,006,635	$(987,672)	$201,674	$220,572

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net loss	$(42,740)	$(43,510)	$(54,116)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	36,822	37,870	38,777
Amortization of debt financing costs	4,623	5,347	3,073
Amortization of content assets	47,086	50,412	47,328
Amortization of launch assets	9,913	9,967	9,961
Deferred income taxes	34,256	27,308	34,728
Impairment of long-lived assets	—	14,880	313
Stock-based compensation	1,594	191	171
Non-cash interest	—	—	15,089
Loss on retirement of debt	5,679	—	—
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	1,897	(16,340)	1,931
Prepaid expenses and other assets	(1,426)	(1,482)	1,300
Other assets	943	145	340
Accounts payable	(691)	1,859	(216)
Accrued interest	6,395	(18)	(854)
Accrued compensation and related benefits	(5,226)	2,790	184
Income taxes payable	(572)	893	(1,794)
Other liabilities	1,123	150	4,363
Payments for content assets	(45,756)	(52,596)	(54,984)
Net cash flows used in operating activities from discontinued operations	—	(837)	(147)
Net cash flows provided by operating activities	53,920	37,029	45,447
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,537)	(9,194)	(12,485)
Purchase of Reach Media shares	—	—	(2,000)
Payment of launch support	—	—	(54)
Proceeds from sale of assets held for sale	225	—	—
Proceeds from sales of investment securities	482	1,665	9,122
Purchases of investment securities	(930)	(2,544)	(2,627)
Purchase of intangible assets	(200)	—	—
Proceeds from sale of discontinued operations	—	4,000	—
Cash paid for acquisitions	(9,140)	—	—
Net cash flows used in investing activities	(15,100)	(6,073)	(8,044)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	335,000	—	—
Debt refinancing and modification costs	(4,685)	—	(2,557)
Premium paid on repayment of senior subordinated notes	(1,554)	—	—
Payment of dividends to noncontrolling interest members of TV One	(24,643)	(21,479)	(7,741)
Repayment of senior subordinated notes	(327,034)	(747)	—
Repayment of credit facility	(4,924)	(3,840)	(5,789)
Proceeds from exercise of stock options	125	—	—
Repurchase of common stock	—	(5,469)	—
Net cash flows used in financing activities	(27,715)	(31,535)	(16,087)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,105	(579)	21,316
CASH AND CASH EQUIVALENTS, beginning of year	56,676	57,255	35,939
CASH AND CASH EQUIVALENTS, end of year	$67,781	$56,676	$57,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$68,536	$83,612	$73,307
Income taxes	$1,016	$513	$805

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Radio One,” the “Company”, “we” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 52.1% controlling ownership interest in TV One, an African-American targeted cable television network that we own together with an affiliate of Comcast; our 80.0% controlling ownership interest in Reach Media, which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show. In December 2014, we acquired certain assets of GG Digital, Inc., including the website and brand Global Grind (“Global Grind”). The Global Grind website and brand will be integrated into Interactive One, our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente. In May 2014, the Company agreed to invest in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in the second half of 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television. (See Note 16 – Segment Information.)

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

(c)  Principles of Consolidation

The consolidated financial statements include the accounts and operations of Radio One and subsidiaries in which Radio One has a controlling financial interest, which is generally determined when the Company holds a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests have been recognized where a controlling interest exists, but the Company owns less than 100% of the controlled entity.

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

(f)  Goodwill and Radio Broadcasting Licenses

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third-party valuation firm, we test for radio broadcasting license impairment at the unit of accounting level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about projected revenue growth, future operating margins, discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also relying primarily on the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities in accordance with ASC 805-10, “Business Combinations.” Any excess of carrying value of the reporting unit’s goodwill balance over its respective implied goodwill is written off as a charge to operations. We then perform a market-based analysis by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing the total of the estimated fair values of our reporting units to the market capitalization of the Company.

(g)  Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and radio broadcasting licenses, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2014 and 2013 and concluded that no impairment to the carrying value of these assets was required.

(h)  Financial Instruments

Financial instruments as of December 31, 2014 and 2013, consisted of cash and cash equivalents, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2014 and 2013, except for the Company’s outstanding senior subordinated notes. Our new 9.25% Senior Subordinated Notes that are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $335.0 million and fair value of approximately $294.8 million as of December 31, 2014. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 12.5%/15% Senior Subordinated Notes which were due May 2016, but repurchased or redeemed in full in the first quarter of 2014, had a carrying value of approximately $327.0 million and a fair value of approximately $328.7 million as of December 31, 2013. The fair values of the Senior Subordinated Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 (as further described in Note 10 – Long-Term Debt) are classified as Level 3 since they are not market traded financial instruments.

 (i)  Derivative Financial Instruments

The Company recognizes all derivatives at fair value in the consolidated balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations. (See Note 9 – Derivative Instruments.)

(j)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $30.8 million, $32.4 million and $35.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives affiliate fees under the terms of various affiliation agreements based on the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were approximately $14.4 million, $13.9 million and $11.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

 (k) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support was approximately 10.9 years as of each of December 31, 2014, and 2013. The remaining weighted-average amortization period for launch support is 0.9 years and 1.4 years as of December 31, 2014, and 2013, respectively. For the years ended December 31, 2014 and 2013, launch support asset amortization of approximately $9.9 million and $10.0 million, respectively, was recorded as a reduction of revenue.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2014	2013
	(In thousands)

Launch assets	$39,597	$39,597
Less: Accumulated amortization	(36,957)	(27,034)
Launch assets, net	$2,640	$12,563

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2015 through 2016 is as follows:

(In thousands)

2015	$2,610
2016	$30

(l)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2014, 2013 and 2012, barter transaction revenues were approximately $3.2 million, $2.6 million and $3.0 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $3.1 million, $2.4 million and $2.7 million, and $162,000, $169,000 and $308,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

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

(n)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for continuing operations, for the years ended December 31, 2014, 2013 and 2012, were approximately $16.9 million, $17.4 million and $13.1 million, respectively. Advertising and promotional expenses related to discontinued operations were not significant.

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

(p)  Stock-Based Compensation

The Company accounts for stock-based compensation for stock options and restricted stock grants in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. Compensation expense for restricted stock grants is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for restricted stock grants is recognized ratably during the vesting period. (See Note 12 – Stockholders’ Equity.)

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

The radio broadcasting segment consists of all radio broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities in addition to other syndicated radio shows including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show.  The internet segment includes the results of our online business. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

No single customer accounted for over 10% of our consolidated net revenues during the years ended December 31, 2014, 2013 and 2012.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.

As of December 31, 2014 and 2013, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2014
Assets subject to fair value measurement:
Corporate debt securities (a)	$805	$805	$—	$—
Government sponsored enterprise mortgage-backed securities (a)	102	—	102	—
Mutual funds (a)	2,004	2,004	—	—
Total	$2,911	$2,809	$102	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$1,044	$—	$—	$1,044
Employment agreement award (c)	17,993	—	—	17,993
Total	$19,037	$—	$—	$19,037

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$10,836	$—	$—	$10,836

As of December 31, 2013
Assets subject to fair value measurement:
Corporate debt securities (a)	$147	$147	$—	$—
Mutual funds (a)	2,315	2,315	—	—
Total	$2,462	$2,462	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$2,114	$—	$—	$2,114
Employment agreement award (c)	13,688	—	—	13,688
Total	$15,802	$—	$—	$15,802

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$11,999	$—	$—	$11,999

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

(c) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the TV One Award upon similar terms as in the prior Employment Agreement. While a new Employment Agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(d) The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the year ended December 31, 2014. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2014:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2012	$5,345	$11,374	$12,853
Net income attributable to noncontrolling interests	—	—	665
Distribution	(3,219)	—	—
Change in fair value	(12)	2,314	(1,519)
Balance at December 31, 2013	$2,114	$13,688	$11,999
Net income attributable to noncontrolling interests	—	—	639
Distribution	(1,370)	—	—
Change in fair value	300	4,305	(1,802)
Balance at December 31, 2014	$1,044	$17,993	$10,836

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(300)	$(4,305)	$—

Losses included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the years ended December 31, 2014 and 2013.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant	As of December 31, 2014	As of December 31, 2013
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.4%	10.8%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.4%	10.8%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	12.0%	12.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	1.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded that these assets were not impaired at December 31, 2014 and December 31, 2013, and, therefore, were reported at carrying value as opposed to fair value.

As of December 31, 2014, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $275.4 million and $666.8 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2013, the Company recorded impairment charges totaling approximately $14.9 million related to our Boston, Philadelphia, Cincinnati and Cleveland radio broadcasting licenses. For the year ended December 31, 2012, the Company recorded an impairment charge of $313,000. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

 (u) Software and Web Development Costs

The Company capitalizes direct internal and external costs incurred to develop internal-use computer software during the application development stage pursuant to ASC 350-40, “Intangibles – Goodwill and Other.” Internal-use software is amortized under the straight-line method using an estimated life of three years. All web development costs incurred in connection with operating our websites are accounted for under the provisions of ASC 350-40 and ASC 350-50, Website Development Costs, unless a plan exists or is being developed to market the software externally. The Company has no plans to market software externally.

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

The Company believes that it has adequately reviewed its investment securities for other than temporary impairment (“OTTI”) and that its investment securities are carried at fair value. However, over time, the economic and market environment (including any ratings change for any such securities, including US treasuries and corporate bonds) may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding OTTI. This could result in realized losses relating to other than temporary declines being charged against future income. Given the judgments involved, there is a continuing risk that declines in fair value may occur and material OTTI may be recorded in future periods.

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the anticipated usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded additional amortization expense of $58,000 and approximately $6.2 million as a result of evaluating its contracts for recoverability for the years ended December 31, 2014 and 2013, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(y) Impact of Recently Issued Accounting Pronouncements

 In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, which provides companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. ASU 2012-02 is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on January 1, 2013, and elected to not apply the qualitative assessment as allowed by ASU 2012-02.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 changes the requirements for reporting discontinued operations. Under ASU No. 2014-08, only disposals representing a strategic shift in operations and having a major effect on the entity’s operations and financial results should be presented as discontinued operations. Additionally, ASU No. 2014-08 requires expanded disclosures about discontinued operations. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company will apply the provisions of ASU No. 2014-08 to future reporting of disposals.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements.

2.  ACQUISITIONS:

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”), similar in operation to a local marketing agreement (“LMA”), whereby, we have made available, for a fee, air time on this station to another party. On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for its remaining station in Boston.  The TBA has a three-year term, and at the conclusion of the TBA, the Company’s remaining Boston station will be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC. As a result, that station’s radio broadcasting license was classified as a long-term other asset as of December 31, 2014 and 2013, and is being amortized through the anticipated conveyance date.

On October 20, 2011, we entered into a TBA with WGPR, Inc. (“WGPR”). Pursuant to the TBA, beginning October 24, 2011, we began to broadcast programs produced, owned or acquired by Radio One on WGPR’s Detroit radio station, WGPR-FM. We pay certain operating costs of WGPR-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The original term of the TBA was through December 31, 2014; however, in September 2014, we entered into an amendment to the TBA to extend the term of the TBA through December 31, 2019. Under the terms of the TBA, WGPR has also granted us certain rights of first negotiation and first refusal, with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the TBA.

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

On February 27, 2014, the Company completed the acquisition of Gaffney Broadcasting, Incorporated (“Gaffney”), which consisted of an AM and FM station (WOSF-FM) in the Charlotte market.  Total consideration paid for the two stations was approximately $7.7 million, which included a deposit that was paid in a prior period. In connection with the acquisition, the Company added Gaffney as a party to the agreements governing its outstanding notes and its senior credit facility.  At the February 27, 2014 acquisition date, the AM station assets were classified as assets held for sale in the amount of $225,000. On March 31, 2014, the AM station assets held for sale were sold for $225,000. The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $426,000 to fixed assets, $7.0 million to radio broadcasting licenses, $2.7 million to goodwill, $44,000 to other definite-lived intangible assets and $2.7 million to deferred tax liabilities.

On December 17 2014, the Company acquired certain assets of GG Digital, Inc., including the website and brand Global Grind. The Global Grind website and brand will be integrated into Interactive One. Total consideration paid was approximately $2.0 million. The Company’s preliminary purchase accounting to reflect the fair value of assets acquired consisted of approximately $900,000 to content, $606,000 to goodwill, $446,000 to brand, $29,000 to mobile software application and $11,000 to trademarks, trade names and domain names.

3.  DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

 Columbus: In November 2012, our Columbus, Ohio radio station operating under the call letters WJKR was made the subject of an LMA. On February 15, 2013, the Company closed on the previously announced sale of the assets of one of its Columbus, Ohio radio stations, WJKR-FM (The Jack, 98.9 FM), to Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”).  The Company sold the assets of WJKR for $4.0 million and recognized a gain on the sale of $893,000 during the year ended December 31, 2013. The remaining assets and liabilities of the Columbus station have been classified as discontinued operations as of December 31, 2013, and the results from operations of this station for the years ended December 31, 2013 and 2012, have been classified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for the station sold and is classified as discontinued operations for all periods presented:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)

Net revenue	$—	$—	$260
Operating expenses	—	—	(444)
Gain on sale of assets	—	885	—
Income (loss) before income taxes	—	885	(184)
Income (loss) from discontinued operations, net of tax	$—	$885	$(184)

4.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2014	2013	Useful Lives
	(In thousands)

Land and improvements	$3,777	$3,777	—
Buildings	1,554	1,554	31 years
Transmitters and towers	39,837	38,680	7-15 years
Equipment	54,034	52,508	3-7 years
Furniture and fixtures	8,997	8,643	6 years
Software and web development	20,918	18,862	3 years
Leasehold improvements	23,228	22,611	Lease Term
Construction-in-progress	919	666	—
	153,264	147,301
Less: Accumulated depreciation and amortization	(122,287)	(112,948)
Property and equipment, net	$30,977	$34,353

Repairs and maintenance costs are expensed as incurred.

5.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2014, 2013 and 2012, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $0, $14.9 million and $313,000, respectively.

2014 Interim Impairment Testing

For the first, second and third quarters in 2014, the total market revenue growth for certain markets in which we operate was below that used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2014, June 30, 2014 and September 30, 2014. There was no impairment identified as part of this testing in 2014. During the third quarter of 2014, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Upon review of the results of this testing, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

2014 Annual Impairment Testing

We completed our annual impairment assessment as of October 1, 2014. Our 2014 annual impairment testing indicated the carrying values for our radio broadcasting licenses, radio market goodwill and goodwill attributable to Reach Media, TV One and Interactive One were not impaired.

2013 Interim Impairment Testing

During 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain market’s radio broadcasting licenses, which we performed as of March 31, 2013, June 30, 2013 and September 30, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, the Company recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired. Due to the fact that there were impairment charges recognized for certain FCC licenses during 2013, we deemed to that to be a goodwill impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill as of June 30, 2013, and September 30, 2013. There were no interim impairment indicators identified for any of our other reporting units during 2013.

2013 Annual Impairment Testing

We completed our annual impairment assessment as of October 1, 2013. Our 2013 annual impairment testing indicated the carrying values for our radio broadcasting licenses, radio market goodwill and goodwill attributable to Reach Media, TV One and Interactive One were not impaired.

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one of our 16 geographical markets.  Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed since October 2012.

Radio Broadcasting	October 1,	October 1,	October 1,
Licenses	2014	2013	2012

Impairment charge (in millions)	$—	$—	$—

Discount Rate	9.5%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	0.3% – 1.0%	0.0% – 2.0%	1.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 2.0%	1.0% – 2.0%	1.0% -2.0%
Mature Market Share Range	6.9% – 25.2%	6.4% – 26.9%	0.7% - 27.4%
Operating Profit Margin Range	30.0% – 48.4%	30.8% – 47.8%	19.6% - 47.7%

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $666.8 million as of December 31, 2014. The units of accounting reflected in the table below are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of		As of
Unit of Accounting	December 31, 2013	Additions	December 31, 2014
	(In thousands )

Unit of Accounting 2	$3,086	$–	$3,086
Unit of Accounting 4	9,169	6,973	16,142
Unit of Accounting 5	16,687	–	16,687
Unit of Accounting 7	16,165	–	16,165
Unit of Accounting 14	20,434	–	20,434
Unit of Accounting 15	20,886	–	20,886
Unit of Accounting 11	21,135	–	21,135
Unit of Accounting 9	34,270	–	34,270
Unit of Accounting 6	22,642	–	22,642
Unit of Accounting 16	52,965	–	52,965
Unit of Accounting 13	52,556	–	52,556
Unit of Accounting 8	66,715	–	66,715
Unit of Accounting 12	50,179	–	50,179
Unit of Accounting 1	93,394	–	93,394
Unit of Accounting 10	179,541	–	179,541
Total	$659,824	$6,973	$666,797

Our licenses expire at various dates through August 1, 2022.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 20 reporting units as of our October 2014 annual impairment assessment, consisting of the 16 radio markets and four business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant.

Based on current economic conditions, we included modest improvement estimates and projections in our 2014 annual assessment compared to our 2013 annual assessment. We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units. Due to the fact that there were impairment charges recognized for certain FCC licenses during 2013, we deemed to that to be an impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill as of June 30, 2013, and September 30, 2013. We did not identify any goodwill impairment during the years ended December 31, 2014, 2013 and 2012.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all annual impairment assessments performed since October 2012.

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2014 (a)	2013 (a)	2012 (a)

Impairment charge (in millions)	$–	$–	$14.5

Discount Rate	9.5%	10.0%	10.0%
Year 1 Market Revenue Growth Rate Range	0.3% – 1.0%	0.0% -2.0%	1.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.0% - 2.0%	1.5% - 2.0%
Mature Market Share Range	7.2% - 19.5%	7.1% - 19.8%	6.7% - 20.8%
Operating Profit Margin Range	26.4% - 52.2%	28.4% - 56.4%	29.3% - 58.5%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments since October 2012. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of our impairment assessments, the Company concluded no impairment for the goodwill value had occurred.

	October	October	October
	1,	1,	1,
Reach Media Segment Goodwill	2014	2013	2012

Impairment charge (in millions)	$-	$-	$-

Discount Rate	12.0%	13.0%	12.0%
Year 1 Revenue Growth Rate	1.5%	1.5%	2.0%
Long-term Revenue Growth Rate Range	0.1% - 2.0%	(4.5)% - 2.6%	(4.7)% - 2.8%
Operating Profit Margin Range	10.0% – 14.9%	11.5% - 21.5%	4.6% - 19.8%

Below are some of the key assumptions used in the income approach model for determining the fair value of our internet reporting unit since October 2012. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

	October 1,	October 1,	October 1,
Internet Segment Goodwill	2014	2013	2012

Impairment charge (in millions)	$-	$-	$-

Discount Rate	13.5%	14.5%	13.5%
Year 1 Revenue Growth Rate	11.8%	10.0%	13.8%
Long-term Revenue Growth Rate (Year 10)	2.5%	2.5%	2.5%
Operating Profit Margin Range	9.1% - 25.6%	5.4% - 24.8%	(4.8)% - 24.2%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television reporting unit since October 2012. As a result of the testing performed in 2014, 2013 and 2012, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,	October 1,
Cable Television Segment Goodwill	2014	2013	2012

Impairment charge (in millions)	$–	$–	$–

Discount Rate	10.4%	10.8%	10.8%
Year 1 Revenue Growth Rate	11.5%	12.1%	11.2%

Long-term Revenue Growth Rate Range	0.3% – 7.7%	1.1% - 12.1%	2.5% - 12.2%

Operating Profit Margin Range	29.8% - 36.1%	30.6% - 35.7%	33.3% - 36.2%

The above four goodwill tables reflect some of the key valuation assumptions used for 13 of our 20 reporting units. The other seven remaining reporting units had no goodwill carrying value balances as of December 31, 2014 and 2013.

Goodwill Valuation Results

The table below presents the Company’s goodwill carrying values for its four reportable segments.

	Goodwill Carrying Balances
	As of		As of
Reporting Unit	December 31, 2013	Increase (Decrease)	December 31, 2014
		(In thousands)

Radio Broadcasting Segment	$70,823	$2,712	$73,535

Reach Media Segment	14,354	—	14,354

Internet Segment	21,816	606	22,422

Cable Television Segment	165,044	—	165,044

Total	$272,037	$3,318	$275,355

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2014 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of December 31,
	2014	2013	Period of Amortization
	(In thousands)

Trade names	$17,344	$17,133	2-5 Years
Talent agreement	—	19,549	10 Years
Debt financing and modification costs	13,846	19,021	Term of debt
Intellectual property	9,531	14,151	4-10 Years
Affiliate agreements	178,986	186,755	1-10 Years
Acquired income leases	44	1,282	3-9 Years
Non-compete agreements	—	1,260	1-3 Years
Advertiser agreements	44,871	47,688	2-7 Years
Favorable office and transmitter leases	2,097	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Brand names - unamortized	40,134	39,688	Indefinite
Other intangibles	1,053	3,662	1-5 Years
	310,445	356,086
Less: Accumulated amortization	(135,933)	(153,493)
Other intangible assets, net	$174,512	$202,593

Amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 was approximately $27.1 million, $27.7 million and $28.4 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2014, 2013 and 2012 was approximately $4.6 million, $5.3 million and $4.5 million, respectively.

The following table presents the Company’s estimate of amortization expense for the years 2015 through 2019 for intangible assets, excluding deferred financing costs:

(In thousands)

2015	$26,053
2016	$25,895
2017	$25,891
2018	$25,854
2019	$25,848

Actual amortization expense may vary as a result of future acquisitions and dispositions.

6.  CONTENT ASSETS:

The gross value and accumulated amortization of content assets is as follows:

	As of December 31,
	2014	2013	Period of Amortization
	(In thousands)

Produced content assets:
Completed	$123,015	$91,667
In-production	10,862	4,906
Licensed content assets acquired:
Acquired	103,352	94,653
Content assets, at cost	237,229	191,226	1-9 Years
Less: Accumulated amortization	(168,899)	(128,432)
Content assets, net	68,330	62,794
Current portion	(25,615)	(26,637)
Noncurrent portion	$42,715	$36,157

Future estimated content amortization expense related to agreements entered into as of December 31, 2014, for years 2015 through 2019 is as follows:

(In thousands)

2015	$25,615
2016	$17,857
2017	$9,457
2018	$2,220
2019	$647

Future minimum content payments required under agreements entered into as of December 31, 2014, are as follows:

(In thousands)

2015	$15,043
2016	$8,122
2017	$5,318
2018	$1,139

7.  INVESTMENTS:

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2014
Corporate debt securities	$789	$(1)	$17	$805
Government-sponsored enterprise mortgage-backed securities	102	—	—	102
Mutual funds	2,135	(131)	—	2,004
Total investments	$3,026	$(132)	$17	$2,911

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2013
Corporate debt securities	$147	$(2)	$2	$147
Mutual funds	2,528	(213)	—	2,315
Total investments	$2,675	$(215)	$2	$2,462

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2014
Corporate debt securities	$374	$(1)	$341	$—	$(1)
Government-sponsored enterprise mortgage-backed securities	—	—	100	—	—
Mutual funds	—	—	2,004	(131)	(131)
Total investments	$374	$(1)	$2,445	$(131)	$(132)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2013
Corporate debt securities	$119	$(2)	$—	$—	$(2)
Mutual funds	765	(27)	1,477	(186)	(213)
Total investments	$884	$(29)	$1,477	$(186)	$(215)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. The Company has analyzed the unrealized losses on the 23 and 12 securities that were in an unrealized loss position as of December 31, 2014, and 2013, respectively, and believe that they do not meet the criteria for an OTTI. The Company has not decided to sell the affected securities and it is not more likely than not that the Company will be required to sell before a recovery of the amortized cost of the affected securities. However, given the judgmental nature of the Company’s analysis, there is a continuing risk that further declines in fair value may occur. These declines could result in OTTI losses in future periods.

The amortized cost and estimated fair value of debt securities at December 31, 2014, by contractual maturity, are shown below.

	Amortized Cost Basis	Fair Value
	(In thousands)
Within 1 year	$106	$106
After 1 year through 5 years	376	384
After 5 years through 10 years	307	315
After 10 years	—	—
Total debt securities	$789	$805

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

	Year Ended December 31,
	2014	2013
	(In thousands)
Proceeds from sales	$482	$1,665
Gross realized gains	—	—
Gross realized losses	4	—

8.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2014	2013
	(In thousands)

Deferred revenue	$5,957	$4,760
Deferred barter revenue	1,471	1,511
Deferred rent	643	587
Employment Agreement award	1,458	—
Accrued national representative fees	718	807
Accrued miscellaneous taxes	563	661
Income taxes payable	475	893
Tenant allowance	346	461
Other current liabilities	4,493	6,496
Other current liabilities	$16,124	$16,176

9.  DERIVATIVE INSTRUMENTS:

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award as of December 31, 2014 and 2013, at approximately $18.0 million and $13.7 million, respectively. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement was recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the years ended December 31, 2014 and 2013.

The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the TV One award upon similar terms as in the prior Employment Agreement. While a new Employment Agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

10.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2014	2013
	(In thousands)

Senior bank term debt	$368,532	$373,456
9.25% Senior Subordinated Notes due February 2020	335,000	—
12.5%/15% Senior Subordinated Notes due May 2016	—	327,034
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	822,532	819,490
Less: current portion	3,829	3,840
Less: original issue discount	2,227	3,855
Long-term debt, net	$816,476	$811,795

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matures on March 31, 2016, and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium. On January 21, 2015, the Company entered into its second amendment to the 2011 Credit Agreement, which modified certain financial covenants. The financial ratios below reflect the changes from the most recent amendment which are effective as of March 31, 2015.

The 2011 Credit Agreement, as amended on December 19, 2012 and January 21, 2015, contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.25 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	4.25 to 1.00 on March 31, 2015 and June 30, 2015;
▪	4.00 to 1.00 on September 30, 2015; and
▪	4.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014 and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	8.00 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015; and
▪	8.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2014, ratios calculated in accordance with the 2011 Credit Agreement, as amended, were as follows:

	As of December 31, 2014		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$95.4

Pro Forma Last Twelve Months Interest Expense (In millions)	$60.6

Senior Debt (In millions)	$334.5
Total Debt (In millions)	$669.5

Interest Coverage
Covenant EBITDA / Interest Expense	1.57	x	1.25	x	0.32	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.51	x	3.75	x	0.24	x

Total Leverage
Total Debt / Covenant EBITDA	7.02	x	7.50	x	0.48	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above do not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends received from TV One for periods presented.

As of December 31, 2014, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for 2014 and 2013. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December.

As of December 31, 2014, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility, after adjusting for outstanding letters of credit. After taking into consideration the financial covenants under the 2011 Credit Agreement, as amended, including adjusting for the outstanding letters of credit, approximately $21.0 million was available to be borrowed. The revolving credit facility expires on March 31, 2015. The Company does not anticipate entering into a new revolving credit facility upon expiration.

As of December 31, 2014, the Company had outstanding approximately $368.5 million on its term credit facility. During the year ended December 31, 2014, the Company repaid approximately $4.9 million under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million in April 2014. According to the terms of the Credit Agreement, as amended, the Company anticipates making an excess cash flow payment of between $0 and approximately $2.0 million in April 2015, depending on the level of acceptance by our syndicate of lenders.

On January 21, 2015, the Company entered into a second amendment to the 2011 Credit Agreement (the “Second Amendment”) with its lenders.  The provisions of the 2011 Credit Agreement relating to the call premium were revised by the Second Amendment to extend the call protection from April 1, 2015 until maturity.  The Second Amendment provides a call premium of 101.5% if the 2011 Credit Agreement is refinanced with proceeds from a notes offering and 100.5% if the 2011 Credit Agreement is refinanced with proceeds from any other repayment, including proceeds from a new term loan. The call premium is payable at the earlier of any refinancing or final maturity.

The Second Amendment also excludes any “going concern” or qualified audit opinion solely as a result of the upcoming revolver or term loan maturities from the Event of Default provisions of the 2011 Credit Agreement.  Next, the Second Amendment provides for the ability to “amend and extend” both the term loan and the revolving credit facility provided for by the 2011 Credit Agreement and adds a $2 million lien basket for letters of credit not issued under the 2011 Credit Agreement.

Finally, beginning with the quarter ending March 31, 2015, the Second Amendment implements certain changes to the financial covenants the Company must comply with in order to remain in compliance with the terms of the 2011 Credit Agreement.  The Interest Coverage Ratio set forth in the 2011 Credit Agreement is revised to provide that the Company will not permit the Interest Expense Coverage Ratio for any Test Period ending on the last day of any Fiscal Quarter of the Company to be less than 1.25:1.  The Total Leverage Ratio has been revised to provide that the Company will not permit the Total Leverage Ratio to be greater than 8.0:1 on the last day of any Fiscal Quarter of the Company.  Lastly, the Senior Secured Leverage Ratio has been revised to provide that the Company will not permit the Senior Secured Leverage Ratio to be greater than 4.25:1 through the quarter ending June 30, 2015 and 4.0:1 for the quarter ending September 30, 2015 and the last day of each Fiscal Quarter of the Company thereafter.

Senior Subordinated Notes

 On November 24, 2010, we issued $286.8 million of our 12.5%/15% Senior Subordinated Notes due May 2016 (the “2016 Notes”) in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 8 7/8% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 6 3/8% Senior Subordinated Notes that matured in February 2013 (the “2013 Notes” and the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  Subsequently, we repurchased or redeemed all remaining Prior Notes pursuant to the terms of their respective indentures. Effective March 13, 2014, the Company repurchased or otherwise redeemed all of the amounts outstanding under the 2016 Notes using proceeds from our 2020 Notes (defined below). The Company recorded a loss on retirement of debt of approximately $5.7 million during the first quarter of 2014. This amount included a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

Interest on the 2016 Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 2016 Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We made a PIK Election with respect to interest accruing up to but not including May 15, 2012. Beginning on May 15, 2012, interest accrued at a rate of 12.5% and was payable wholly in cash and the Company no longer had an option to pay any portion of its interest through the issuance of PIK Notes. During the period the PIK Election was in effect, the interest paid in cash and the interest paid-in-kind (“PIK”) by issuance of additional 2016 Notes accrued for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the year ended December 31, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries had fully and unconditionally guaranteed the Company’s 2020 Notes and the Company’s obligations under the 2011 Credit Agreement, as amended.

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Future scheduled minimum principal payments of debt as of December 31, 2014, are as follows:

	Credit Facility	Senior Subordinated Notes due 2020	TV One Senior Secured Notes	Total

2015	$3,829	$—	$—	$3,829
2016	364,703	—	119,000	483,703
2017	—	—	—	—
2018	—	—	—	—
2019	—	—	—	—
2020	—	335,000	—	335,000
Total Debt	$368,532	$335,000	$119,000	$822,532

We continually evaluate opportunities based upon market conditions to refinance our outstanding indebtedness in order to reduce our borrowing costs, extend maturities and/or increase our operating flexibility.  There can be no guarantee that any such refinancing opportunities will be available on acceptable terms or at all.

11.  INCOME TAXES:

A reconciliation of the statutory federal income taxes to the recorded provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)

Statutory tax (@ 35% rate)	$(2,775)	$(5,486)	$(7,244)
Effect of state taxes, net of federal benefit	(719)	(189)	(450)
Effect of state rate and tax law changes	600	145	407
Other permanent items	206	214	149
Disallowed interest	799	5,632	5,364
Non-deductible officer’s compensation	2,369	1,453	1,012
Valuation allowance	35,951	42,845	34,644
Noncontrolling interest	(6,752)	(16,229)	—
NOL adjustments	4,724	—	—
Expiring NOLs and charitable carryovers	156	64	137
Forfeiture of stock-based compensation	61	512	163
Uncertain tax positions	153	—	(709)
Other	41	(242)	(238)
Provision for income taxes	$34,814	$28,719	$33,235

The components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Federal:
Current	$—	$92	$(639)
Deferred	31,402	21,084	29,120
State:
Current	558	1,319	(649)
Deferred	2,854	6,224	5,403
Provision for income taxes	$34,814	$28,719	$33,235

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,315	$1,417
Accruals	1,974	2,200
Total current deferred tax assets before valuation allowance	3,289	3,617
Valuation allowance	(3,117)	(4,683)
Total current deferred tax assets (liabilities), net	172	(1,066)

Fixed assets	901	477
Stock-based compensation	1,200	890
Net operating loss carryforwards	336,020	309,546
Other	563	696
Total noncurrent deferred tax assets before valuation allowance	338,684	311,609
Valuation allowance	(355,299)	(317,782)
Net noncurrent deferred tax liabilities	(16,615)	(6,173)
Total deferred tax liabilities	$(16,443)	$(7,239)

Deferred tax liabilities:
Prepaid expenses	(122)	(134)
Total current deferred tax liability	(122)	(134)

Intangible assets	(209,278)	(170,673)
Partnership interests	(26,039)	(36,895)
Other	(531)	(504)
Total noncurrent deferred tax liabilities	(235,848)	(208,072)
Total deferred tax liabilities	(235,970)	(208,206)
Net current deferred tax asset (liability)	50	(1,200)
Net noncurrent deferred tax liability	(252,463)	(214,245)
Net deferred tax liability	$(252,413)	$(215,445)

As of December 31, 2014, the Company had federal and state net operating loss (“NOL”) carryforward amounts of approximately $862.5 million and $914.1 million, respectively. The state NOLs are applied separately from the federal NOL as the Company generally files separate state returns for each subsidiary. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. The NOLs may be subject to limitation under Internal Revenue Code Section 382. The NOLs begin to expire as early as 2015, with the final expirations in 2034.

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company had unrecognized tax benefits of approximately $5.2 million related to state NOLs of approximately $57.2 million as of December 31, 2014.

The Company concluded it was more likely than not that the benefit from certain of its deferred tax assets (“DTAs”) would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs with deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that cannot be scheduled to reverse in the same requisite period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given the current total three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $358.4 million, $322.5 million and $279.6 million as of December 31, 2014, 2013 and 2012, respectively.

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state NOL positions. As of December 31, 2014, the Company had unrecognized tax benefits of approximately $5.2 million, of which a net amount of approximately $3.4 million, if recognized, would impact the effective tax rate if there was no valuation allowance. The Company estimates no change to its unrecognized tax benefits prior to the NOL expiration. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Accordingly, we recorded $21,000 of interest and penalties for the year ended December 31, 2014. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

F-33

	2014	2013	2012
	(In thousands)

Balance as of January 1	$5,071	$5,071	$5,780
Additions for tax positions related to prior years	153	—	—
Reductions for tax positions as a result of the lapse of applicable statutes of limitations	—	—	(600)
Reductions for tax positions as a result of tax settlements	—	—	(109)
Balance as of December 31	$5,224	$5,071	$5,071

As of December 31, 2014, Radio One is under examination by the state of New York for the tax years ended December 31, 2009, 2010, and 2011. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2011 through 2014. Additionally, prior years are open to the extent of the amount of the net operating loss from that year. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2010 through 2014.

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

Stock Repurchase Program

In January 2013, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s Board of Directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of December 31, 2014, the Company had $57,000 remaining between the two authorizations with respect to its Class A and D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the year ended December 31, 2014, the Company did not repurchase any Class A common stock or Class D common stock. During the year ended December 31, 2013, the Company repurchased 2,630,574 shares of Class D common stock in the amount of approximately $5.4 million at an average price of $2.05 per share and 32,669 shares of Class A common stock in the amount of $71,000 at an average price of $2.17 per share. During the year ended December 31, 2012, the Company did not repurchase any Class A Common Stock or Class D Common Stock. During the year ended December 31, 2013, shares repurchased included repurchases from a prior authorization.

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

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. As of December 31, 2014, 3,414,950 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

On September 30, 2014, the Compensation Committee (“Compensation Committee”) of the Board of Directors of the Company approved the principal terms of new employment agreements for each of the Company’s named executive officers which included the granting of restricted shares and stock options under a long-term incentive plan (“LTIP”) as follows, effective October 6, 2014:

Cathy Hughes, Founder and Executive Chairperson was awarded 456,000 restricted shares of the Company’s Class D common stock and stock options to purchase 293,000 shares of the Company’s Class D common stock, all vesting in approximately equal 1/3 tranches on April 6, 2015, December 31, 2015 and December 31, 2016.

Alfred C. Liggins, President and Chief Executive Officer of Radio One, Inc. and TV One, LLC was awarded 913,000 restricted shares of the Company’s Class D common stock and stock options to purchase 587,000 shares of the Company’s Class D common stock, all vesting in approximately equal 1/3 tranches on April 6, 2015, December 31, 2015 and December 31, 2016.

Peter Thompson, Executive Vice President and Chief Financial Officer was awarded 350,000 restricted shares of the Company’s Class D common stock with 200,000 shares vesting on April 6, 2015 and with the remaining shares vesting in equal 75,000 share tranches on December 31, 2015 and December 31, 2016, and stock options to purchase 225,000 shares of the Company’s Class D common stock vesting in equal 112,500 share tranches on December 31, 2015 and December 31, 2016.

Linda Vilardo, Executive Vice President and Chief Administrative Officer was awarded 225,000 restricted shares of the Company’s Class D common stock vesting in equal 75,000 share tranches on April 6, 2015, December 31, 2015 and December 31, 2016.

Christopher Wegmann, President, radio division, was awarded 70,000 restricted shares of the Company’s Class D common stock vesting in approximately equal 1/3 tranches on April 6, 2015, December 31, 2015 and December 31, 2016.

Also on September 30, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the Company’s LTIP. The grants were effective October 6, 2014, and will vest in three installments, with the first installment of 33% vesting on April 6, 2015. The remaining two installments will vest equally on December 31, 2015 and December 31, 2016.  Pursuant to the terms of the 2009 Stock Option and Restricted Stock Grant Plan, as amended and restated as of December 31, 2013, and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

The Company measures compensation cost for all stock-based awards at fair value on date of grant and recognizes the related expense over the service period for awards expected to vest. These stock-based awards do not participate in dividends until fully vested. The fair value of stock options is determined using the Black-Scholes (“BSM”) valuation model. Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method. Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from our current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated number of stock awards are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate.

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

Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, was approximately $1.6 million, $191,000, and $171,000, respectively

The Company granted 1,105,000 and 150,600 stock options during the years ended December 31, 2014 and 2012, respectively. The Company did not grant any stock options during the year ended December 31, 2013. The per share weighted-average fair value of options granted during the years ended December 31, 2014 and 2012 was $2.40 and $0.73, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2014	2013	2012

Average risk-free interest rate	1.94%	—	0.62%
Expected dividend yield	0.00%	—	0.00%
Expected lives	6.00 years	—	6.00 years
Expected volatility	121.1%	—	127.5%

Transactions and other information relating to stock options for the years December 31, 2014, 2013 and 2012 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,811,000	$8.60	—	—
Grants	151,000	$0.83
Exercised	—	$—
Forfeited/cancelled/expired	(332,000)	$11.05
Outstanding at December 31, 2012	4,630,000	$8.17	—	—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(330,000)	$17.43
Outstanding at December 31, 2013	4,300,000	$7.46	—	—
Grants	1,105,000	$2.75
Exercised	(92,000)	$1.36
Forfeited/cancelled/expired	(1,576,000)	$14.81
Outstanding at December 31, 2014	3,737,000	$3.12	5.18	$629,440
Vested and expected to vest at December 31, 2014	3,629,000	$3.13	5.04	$629,440
Unvested at December 31, 2014	1,105,000	$2.75	9.77	$—
Exercisable at December 31, 2014	2,632,000	$3.28	3.26	$629,440

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2014, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their in-the-money options on December 31, 2014. This amount changes based on the fair market value of the Company’s stock.

The number of options that were exercised during the year ended December 31, 2014 was 92,000. There were no options exercised during the year ended December 31, 2013. The number of options that vested during the year ended December 31, 2014 was 75,300. The number of options that vested during the year ended December 31, 2013 was 108,725.

As of December 31, 2014, approximately $2.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 14 months. The stock option weighted-average fair value per share was $1.96 at December 31, 2014.

The Company granted 2,480,050 and 109,645 shares, respectively, of restricted stock during the years ended December 31, 2014 and 2013. As noted above, during the year ended December 31, 2014, 2,424,000 restricted shares were issued to the Company’s Executives and LTIP participants. During the years ended December 31, 2014 and 2013, respectively, 56,050 and 109,645 shares of restricted stock were issued to the Company’s non-executive directors as a part of their 2013 and 2014 compensation packages. Each of the five non-executive directors received 11,210 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2014 and 21,929 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2013. Both of the grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2014, 2013 and 2012 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2011	144,000	$1.10
Grants	—	$—
Vested	(62,000)	$1.09
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2012	82,000	$1.11
Grants	110,000	$2.28
Vested	(62,000)	$1.09
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2013	130,000	$2.11
Grants	2,480,000	$2.79
Vested	(75,000)	$1.99
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2014	2,535,000	$2.78

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2014, approximately $5.9 million of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over the weighted-average period of 13 months.

13.   PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2014, 2013 and 2012.

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

The Company has entered into fixed fee and variable share agreements with music performance rights organizations, which expire beginning December 31, 2015, and as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $9.2 million, $9.2 million and $9.8 million, during the years ended December 31, 2014, 2013 and 2012, respectively. The expenses related to discontinued operations associated with these agreements were not significant.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 17 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets. The future rentals under non-cancelable leases as of December 31, 2014, are shown below.

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

	Operating Lease Payments	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2015	$9,840	$63,209
2016	9,290	23,810
2017	8,767	14,723
2018	5,511	1,452
2019	4,467	41
2020 and thereafter	16,824	81
Total	$54,699	$103,316

 Rent expense included in continuing operations for the years ended December 31, 2014, 2013 and 2012 was approximately $10.9 million, $10.3 million and $10.6 million, respectively. Rent expense related to discontinued operations were not significant.

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

 Letters of Credit

As of December 31, 2014, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31

	(In thousands, except share data)
2014:
Net revenue	$111,072	$108,414	$112,171	$109,730
Operating income	15,831	22,350	19,560	19,424
Net loss	(20,302)	(5,408)	(8,758)	(8,272)

Consolidated net loss attributable to common stockholders	(25,183)	(10,816)	(13,220)	(13,451)
BASIC NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss per share	$(0.53)	$(0.23)	$(0.28)	$(0.28)
Consolidated net loss per share attributable to common stockholders	$(0.53)	$(0.23)	$(0.28)	$(0.28)
DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss per share	$(0.53)	$(0.23)	$(0.28)	$(0.28)
Consolidated net loss per share attributable to common stockholders	$(0.53)	$(0.23)	$(0.28)	$(0.28)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic and diluted	47,441,175	47,465,653	47,601,371	47,608,038

	Quarters Ended
	March 31 (a)	June 30 (a)	September 30(a)	December 31

	(In thousands, except share data)
2013:
Net revenue	$99,112	$119,602	$118,391	$111,595
Operating income	15,455	18,330	21,795	17,388
Net loss from continuing operations	(13,305)	(8,555)	(8,904)	(13,631)
Income (loss) from discontinued operations	890	3	—	(8)
Consolidated net loss attributable to common stockholders	(18,106)	(14,214)	(13,221)	(16,440)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.38)	$(0.29)	$(0.28)	$(0.35)
Net (loss) income from discontinued operations per share	0.02	0.00	—	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(0.36)	$(0.29)	$(0.28)	$(0.35)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.38)	$(0.29)	$(0.28)	$(0.35)
Net (loss) income from discontinued operations per share	0.02	0.00	—	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(0.36)	$(0.29)	$(0.28)	$(0.35)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic and diluted	49,861,964	48,737,941	47,443,031	47,441,175

(a)	The net loss from continuing operations for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 includes approximately $1.4 million, $9.8 million and $3.7 million, respectively of impairment charges.

	Quarters Ended
	March 31	June 30 (a)	September 30	December 31

	(In thousands, except share data)
2012:
Net revenue	$102,964	$105,830	$109,894	$105,885
Operating income	13,725	21,385	21,498	14,601
Net (loss) income from continuing operations	(75,156)	46,452	(10,215)	(15,013)
(Loss) income from discontinued operations	(29)	13	(40)	(128)
Consolidated net (loss) income attributable to common stockholders	(79,242)	42,668	(13,064)	(17,227)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.58)	$0.85	$(0.26)	$(0.34)
Net (loss) income from discontinued operations per share	(0.00)	0.00	(0.00)	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(1.58)	$0.85	$(0.26)	$(0.34)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.58)	$0.85	$(0.26)	$(0.34)
Net (loss) income from discontinued operations per share	(0.00)	0.00	(0.00)	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(1.58)	$0.85	$(0.26)	$(0.34)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	49,994,974	50,006,008	50,019,048	50,042,751
Weighted average shares outstanding — diluted	49,994,974	50,124,418	50,019,048	50,042,751

(a)	The net income from continuing operations for the quarter ended June 30, 2012, includes $313,000 of impairment charges.

16.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Company aggregates the broadcast markets in which it operates into the radio broadcasting segment. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities and operations of other syndicated shows. Effective, January 1, 2013, we consolidated our syndication network programming within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. The internet segment includes the results of our online business, including the operations of Interactive One. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the years ended December 31, 2014, 2013 and 2012 is presented in the following table:

	For the Years Ended December 31,
	2014	2013	2012

	(In thousands)
Net Revenue:
Radio Broadcasting	$213,037	$222,544	$223,404
Reach Media	52,543	56,741	55,154
Internet	24,337	25,639	19,852
Cable Television	157,086	149,472	131,178
Corporate/Eliminations/Other	(5,616)	(5,696)	(5,015)
Consolidated	$441,387	$448,700	$424,573

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$126,842	$128,001	$129,843
Reach Media	50,849	50,833	54,168
Internet	22,998	25,319	21,179
Cable Television	104,210	100,117	91,361
Corporate/Eliminations/Other	22,501	18,712	17,723
Consolidated	$327,400	$322,982	$314,274

Depreciation and Amortization:
Radio Broadcasting	$5,039	$6,071	$6,308
Reach Media	1,146	1,242	1,302
Internet	2,422	2,490	3,210
Cable Television	26,115	26,324	26,864
Corporate/Eliminations/Other	2,100	1,743	1,093
Consolidated	$36,822	$37,870	$38,777

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$14,880	$313
Reach Media	—	—	—
Internet	—	—	—
Cable Television	—	—	—
Corporate/Eliminations/Other	—	—	—
Consolidated	$—	$14,880	$313

Operating income (loss):
Radio Broadcasting	$81,156	$73,592	$86,940
Reach Media	548	4,666	(316)
Internet	(1,083)	(2,170)	(4,537)
Cable Television	26,761	23,031	12,953
Corporate/Eliminations/Other	(30,217)	(26,151)	(23,831)
Consolidated	$77,165	$72,968	$71,209

	As of
	December 31, 2014	December 31, 2013
	(In thousands)

Total Assets:
Radio Broadcasting	$814,621	$798,900
Reach Media	36,376	39,700
Internet	33,375	34,123
Cable Television	464,661	495,766
Corporate/Eliminations/Other	49,522	45,866
Consolidated	$1,398,555	$1,414,355

17.  SUBSEQUENT EVENTS:

On January 21, 2015, the Company entered into a Second Amendment to the 2011 Credit Agreement with its lenders. See Note 10 –Long-Term Debt for further information on the Second Amendment.

As reported on the current report on Form 8-K filed February 12, 2015, on February 11, 2015, the Company, by and through its wholly owned subsidiary, Radio One Cable Holdings, Inc. (“ROCH” and, together with the Company, “Radio One”) entered into a Unit Purchase Agreement (the “Purchase Agreement”) with TV One, LLC (“TV One”) and Comcast Programming Ventures V, LLC (“Comcast”) providing for ROCH’s acquisition of all of Comcast’s membership interest in TV One (the “Comcast Buyout”).  Upon completion of the Comcast Buyout, Radio One will own approximately 99.6% percent of the membership interests of TV One after giving effect to certain membership interests held by employees.  The purchase price for the Comcast interest will be based upon a Five Hundred and Fifty Million Dollars ($550,000,000) enterprise valuation, subject to adjustment as provided in the agreement.  As Comcast’s interest in TV One is approximately 47.5%, the effective purchase price will be approximately Two Hundred and Twenty Million Dollars ($220,000,000).   Completion of the Comcast Buyout  is subject to customary closing conditions as well as Radio One having received debt, equity and/or other financing sufficient to consummate the transaction on terms and conditions acceptable to Radio One (the “Required Financing”). The Agreement may be terminated, (i) at any time, by mutual written agreement of Radio One and Comcast; (ii) by Radio One, if its Board of Directors in the exercise of its fiduciary duties concludes that the Required Financing is not available on commercially reasonable terms and conditions; or (iii) by written notice by either Radio One or Comcast to the other parties, at any time after June 30, 2015, if the closing shall not have occurred on or prior to such date.

Simultaneously upon execution of the Purchase Agreement, Comcast Cable Communication, LLC (an affiliate of Comcast) and TV One also entered into a multi-year extension of their previous affiliation agreement (“Affiliation Agreement Amendment”) regarding the distribution of the television programming service of TV One.

On February 13, 2015, Radio One Urban Network Holdings, LLC and IO Acquisition Sub, LLC executed a certain Second Supplemental Indenture by and among Radio One Urban Network Holdings, LLC, IO Acquisition Sub, LLC, and Wilmington Trust Company, as trustee under the Indenture dated as of February 10, 2014, providing for the Company’s issuance of 9.25% Senior Subordinated Notes due 2020.

RADIO ONE, INC. AND SUBSIDIARIES

 SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2014, 2013 and 2012

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2014	$4,393	$1,921	$—	$2,339	$3,975
2013	3,631	2,124	—	1,362	4,393
2012	3,719	1,504	—	1,592	3,631

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2014	$322,465	$36,107	$—	$156	$358,416
2013	279,620	42,845	—	—	322,465
2012	244,927	34,868	—	175	279,620

S-1