Form 10-Q
period 2015-03-31
RADIO ONE, INC.
filed 2015-05-04
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer   ☐     Accelerated filer   ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Class A Common Stock, $.001 Par Value	2,159,951
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	41,846,917

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	continued fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt at favorable interest rates or upon other favorable terms or finance other strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Washington, DC; Baltimore; Houston; and Atlanta) that could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given fluctuations in the economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules, and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and new content distribution platforms and technologies;

•	the impact of our acquisitions, dispositions, and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2014.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$105,763	$111,072
OPERATING EXPENSES:
Programming and technical	34,457	35,272
Selling, general and administrative, including stock-based compensation of $128 and $5, respectively	34,836	40,618
Corporate selling, general and administrative, including stock-based compensation of $1,453 and $40, respectively	11,789	10,081
Depreciation and amortization	9,088	9,270
Total operating expenses	90,170	95,241
Operating income	15,593	15,831
INTEREST INCOME	7	53
INTEREST EXPENSE	19,245	21,863
LOSS ON RETIREMENT OF DEBT	—	5,679
OTHER (INCOME) EXPENSE, net	(152)	66
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(3,493)	(11,724)
PROVISION FOR INCOME TAXES	8,530	8,578
CONSOLIDATED NET LOSS	(12,023)	(20,302)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,466	4,881
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,489)	$(25,183)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.39)	$(0.53)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,608,038	47,441,175
Diluted	47,608,038	47,441,175

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands)

CONSOLIDATED NET LOSS	$(12,023)	$(20,302)
NET CHANGE IN UNREALIZED GAIN ON INVESTMENT ACTIVITIES	116	120
COMPREHENSIVE LOSS	(11,907)	(20,182)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,466	4,881
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,373)	$(25,063)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,039	$67,781
Short-term investments	—	2,094
Trade accounts receivable, net of allowance for doubtful accounts of $4,502 and $3,975, respectively	95,448	96,426
Prepaid expenses	12,300	6,910
Current portion of content assets	29,048	25,615
Other current assets	3,752	3,091
Total current assets	201,587	201,917
CONTENT ASSETS, net	38,074	42,715
PROPERTY AND EQUIPMENT, net	31,222	30,977
GOODWILL	275,937	275,355
RADIO BROADCASTING LICENSES	666,797	666,797
LAUNCH ASSETS, net	1,760	2,640
OTHER INTANGIBLE ASSETS, net	166,721	174,512
OTHER ASSETS	3,052	3,642
Total assets	$1,385,150	$1,398,555
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,557	$6,602
Accrued interest	4,479	12,226
Accrued compensation and related benefits	8,362	8,729
Current portion of content payables	14,378	15,043
Other current liabilities	19,538	16,124
Current portion of long-term debt, net of original issue discount of $1,799 and $0, respectively	484,776	3,829
Total current liabilities	539,090	62,553
LONG-TERM DEBT, net of current portion and original issue discount of $0 and $2,227, respectively	335,000	816,476
CONTENT PAYABLES, net of current portion	11,684	14,579
OTHER LONG-TERM LIABILITIES	22,744	21,076
DEFERRED TAX LIABILITIES, net	260,898	252,463
Total liabilities	1,169,416	1,167,147

REDEEMABLE NONCONTROLLING INTERESTS	11,669	10,836

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,191,351 and 2,249,809 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 42,160,810 and 42,102,352 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	42	42
Accumulated other comprehensive income (loss)	1	(115)
Additional paid-in capital	1,007,769	1,006,635
Accumulated deficit	(1,006,161)	(987,672)
Total stockholders’ equity	1,659	18,898
Noncontrolling interest	202,406	201,674
Total equity	204,065	220,572
Total liabilities, redeemable noncontrolling interests and equity	$1,385,150	$1,398,555

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity

	(In Thousands)
BALANCE, as of December 31, 2014	$—	$2	$3	$3	$42	$(115)	$1,006,635	$(987,672)	$201,674	$220,572
Consolidated net (loss) income	—	—	—	—	—	—	—	(18,489)	6,079	(12,410)
Net change in unrealized loss on investment activities	—	—	—	—	—	116	—	—	—	116
Conversion of 58,458 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(5,347)	(5,347)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(447)	—	—	(447)
Stock-based compensation expense	—	—	—	—	—	—	1,581	—	—	1,581
BALANCE, as of March 31, 2015	$—	$2	$3	$3	$42	$1	$1,007,769	$(1,006,161)	$202,406	$204,065

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(12,023)	$(20,302)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,088	9,270
Amortization of debt financing costs	1,164	1,256
Amortization of content assets	12,599	11,800
Amortization of launch assets	880	2,492
Deferred income taxes	8,530	8,505
Stock-based compensation	1,581	45
Loss on retirement of debt	—	5,679
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	978	2,141
Prepaid expenses and other assets	(6,051)	1,467
Other assets	468	159
Accounts payable	955	(48)
Accrued interest	(7,747)	(895)
Accrued compensation and related benefits	(367)	(5,638)
Income taxes payable	(45)	(601)
Other liabilities	5,441	(1,834)
Payments for content assets	(14,975)	(12,395)
Net cash flows provided by operating activities	476	1,101
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,924)	(1,672)
Proceeds from sales of investment securities	3,035	23
Purchases of investment securities	(602)	(980)
Proceeds from sale of assets held for sale	—	225
Acquisition of station and broadcasting assets	—	(7,140)
Net cash flows used in investing activities	(491)	(9,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	—	(327,034)
Premium paid on repayment of senior subordinated notes	—	(1,554)
Proceeds from debt issuance	—	335,000
Repayment of credit facility	(957)	(960)
Debt refinancing costs	(423)	(4,472)
Payment of dividends to noncontrolling interest members of TV One	(5,347)	(3,409)
Net cash flows used in financing activities	(6,727)	(2,429)
DECREASE IN CASH AND CASH EQUIVALENTS	(6,742)	(10,872)
CASH AND CASH EQUIVALENTS, beginning of period	67,781	56,676
CASH AND CASH EQUIVALENTS, end of period	$61,039	$45,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$25,764	$21,438
Income taxes, net	$54	$573

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 52.1% controlling ownership interest in TV One, LLC (“TV One”) an African-American targeted cable television network that we own together with an affiliate of Comcast Corporation (See Note 10 – Subsequent Events); our 80.0% controlling ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind (as defined below), News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente. In May 2014, the Company agreed to invest in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in the second half of 2016, this cost method investment will further diversify our platform in the entertainment industry while still focusing on our core demographic.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K.

(c)  Financial Instruments

Financial instruments as of March 31, 2015, and December 31, 2014, consisted of cash and cash equivalents, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2015, and December 31, 2014, except for the Company’s outstanding senior subordinated notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $335.0 million and fair value of approximately $319.9 million and $294.8 million as of March 31, 2015, and December 31, 2014, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes due March 2016 are classified as Level 3 since they are not market traded financial instruments. (See Note 10 – Subsequent Events.)

(d)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $6.5 million and $7.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were $3.6 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively.

(e) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Launch support amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the affiliate, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 10.9 years at each of March 31, 2015, and December 31, 2014. The remaining weighted-average amortization period for launch support is 0.8 years and 0.9 years as of March 31, 2015, and December 31, 2014, respectively. For the three month periods ended March 31, 2015, and 2014, launch asset amortization of $879,000 and approximately $2.5 million, respectively, was recorded as a reduction of revenue.

(f)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2015 and 2014, barter transaction revenues were $564,000 and $819,000, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $523,000 and $778,000 and $41,000 and $41,000, for the three months ended March 31, 2015 and 2014, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Numerator:
Net loss attributable to common stockholders	$(18,489)	$(25,183)
Denominator:
Denominator for basic net loss per share - weighted-average outstanding shares	47,608,038	47,441,175
Effect of dilutive securities:
Stock options and restricted stock	-	-
Denominator for diluted net loss per share - weighted-average outstanding shares	47,608,038	47,441,175

Net loss attributable to common stockholders per share -basic and diluted	$(0.39)	$(0.53)

All stock options and unvested restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2015 and 2014, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands)

Stock options	3,725	4,300
Restricted stock awards	2,535	130

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

As of March 31, 2015, and December 31, 2014, the fair values of our financial assets and liabilities measured at fair value on a recurring basis categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of March 31, 2015
Assets subject to fair value measurement:
Corporate debt securities (a)	$593	$593	$—	$—
Total	$593	$593	$—	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$1,044	$—	$—	$1,044
Employment agreement award (c)	18,361	—	—	18,361
Total	$19,405	$—	$—	$19,405

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$11,669	$—	$—	$11,669

As of December 31, 2014
Assets subject to fair value measurement:
Corporate debt securities (a)	$805	$805	$—	$—
Government sponsored enterprise mortgage-backed securities (a)	102	—	102	—
Mutual funds (a)	2,004	2,004	—	—
Total	$2,911	$2,809	$102	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$1,044	$—	$—	$1,044
Employment agreement award (c)	17,993	—	—	17,993
Total	$19,037	$—	$—	$19,037

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$10,836	$—	$—	$10,836

(a) Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b) These balances are measured based on the estimated enterprise fair value of TV One as determined by a combination of a discounted cash flow analysis and the value used in connection with the Comcast Buyout (as defined in Note 10 – Subsequent Events). Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis.

(c) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a combination of a discounted cash flow analysis and the value used in connection with the Comcast Buyout, as defined in Note 10 – Subsequent Events), and an assessment of the probability that the employment agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the TV One Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(d) The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2015. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014, respectively:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2014	$1,044	$17,993	$10,836
Net income attributable to noncontrolling interests	—	—	386
Change in fair value	—	368	447
Balance at March 31, 2015	$1,044	$18,361	$11,669

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(368)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2013	$2,114	$13,688	$11,999
Net income attributable to noncontrolling interests	—	—	10
Change in fair value	106	953	(554)
Balance at March 31, 2014	$2,220	$14,641	$11,455

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(106)	$(953)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2015 and 2014.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.4%	10.4%	10.7%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.4%	10.4%	10.7%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.5%	12.0%	13.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	1.5%	1.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three months ended March 31, 2015, and March 31, 2014, and, therefore, were reported at carrying value as opposed to fair value.

(i) Impact of Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations and having a major effect on the entity’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company will apply the provisions of ASU 2014-08 to future reporting of disposals.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. In April 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded additional amortization expense of $0 and $58,000 as a result of evaluating its contracts for recoverability for the three months ended March 31, 2015, and March 31, 2014, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

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

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement Award”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at March 31, 2015, and December 31, 2014, to be approximately $18.4 million and $18.0 million, respectively, and accordingly, adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was $368,000 and $953,000 for the quarters ended March 31, 2015 and 2014, respectively.

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

2.  ACQUISITIONS AND DISPOSITIONS:

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”), similar in operation to a local marketing agreement (“LMA”), whereby, we have made available, for a fee, air time on this station to another party. On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for its remaining station in Boston.  The TBA has a three-year term, and at the conclusion of the TBA, the Company’s remaining Boston station will be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC. As a result, that station’s radio broadcasting license was classified as a long-term other asset as of March 31, 2015, and December 31, 2014, and is being amortized through the anticipated conveyance date.

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

On December 17, 2014, the Company acquired certain assets of GG Digital, Inc., including the website and brand Global Grind (“Global Grind”), and for accounting purposes this was considered a business acquisition. The Global Grind website and brand was integrated into Interactive One. Total consideration paid was approximately $2.0 million. The Company’s purchase accounting to reflect the fair value of assets acquired consisted of approximately $440,000 to content, approximately $1.2 million to goodwill, $314,000 to brand, $38,000 to mobile software application and $10,000 to trademarks, trade names and domain names.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2015. During the first quarter of 2014, the total market revenue growth for one of the markets in which we operate was below that used in our 2013 annual impairment testing. In combination with other factors, we deemed that to be an impairment indicator that warranted interim impairment testing of that market’s radio broadcasting licenses, which we performed as of March 31, 2014. There was no impairment identified as part of this testing. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessment for the quarter ended March 31, 2014

Radio Broadcasting	October 1,	March 31,
Licenses	2014	2014 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.5%	10.0%
Year 1 Market Revenue Growth Rate Range	0.3% – 1.0%	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 2.0%	1.5%
Mature Market Share Range	6.9% – 25.2%	8.6%
Operating Profit Margin Range	30.0% – 48.4%	33.6%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

We did not identify any impairment indicators for the three months ended March 31, 2015. During the first quarter of 2014, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of March 31, 2014. No goodwill impairment was noted during the three months ended March 31, 2014. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessment for the quarter ended March 31, 2014.

Goodwill (Radio Market	October 31,	March 31,
Reporting Units)	2014 (a)	2014 (b)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	9.5%	10.0%
Year 1 Market Revenue Growth Rate Range	0.3% – 1.0%	2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.5%
Mature Market Share Range	7.2% - 19.5%	7.9%
Operating Profit Margin Range	26.4% - 52.2%	28.4%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.
(b)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill Valuation Results

The table below presents the Company’s goodwill carrying values for its four reportable segments.

	Goodwill Carrying Balances
	As of		As of
Reporting Unit	December 31, 2014	Increase (Decrease)	March 31, 2015
	(In thousands)

Radio Broadcasting Segment	$73,535	$—	$73,535

Reach Media Segment	14,354	—	14,354

Internet Segment	22,422	582	23,004

Cable Television Segment	165,044	—	165,044

Total	$275,355	$582	$275,937

The increase to the Internet reporting unit’s goodwill carrying value for the three months ended March 31, 2015, relates to an adjustment of the Company’s purchase accounting related to Global Grind.

4.  INVESTMENTS:

The Company’s investments (short-term and long-term) as of March 31, 2015, and December 31, 2014, consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
March 31, 2015
Corporate debt securities	$592	$(1)	$2	$593
Total investments	$592	$(1)	$2	$593

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2014
Corporate debt securities	$789	$(1)	$17	$805
Government-sponsored enterprise mortgage-backed securities	102	—	—	102
Mutual funds	2,135	(131)	—	2,004
Total investments	$3,026	$(132)	$17	$2,911

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
March 31, 2015
Corporate debt securities	$—	$—	$593	$(1)	$(1)
Total investments	$—	$—	$593	$(1)	$(1)

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2014
Corporate debt securities	$374	$(1)	$341	$—	$(1)
Government-sponsored enterprise mortgage-backed securities	—	—	100	—	—
Mutual funds	—	—	2,004	(131)	(131)
Total investments	$374	$(1)	$2,445	$(131)	$(132)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended March 31, 2015.

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturity, are shown below.

	Amortized Cost Basis	Fair Value
	(In thousands)
Within 1 year	$—	$—
After 1 year through 5 years	392	393
After 5 years through 10 years	100	100
After 10 years	100	100
Total debt securities	$592	$593

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Proceeds from sales	$3,035	$23
Gross realized gains	19	—
Gross realized losses	(121)	—

5.  LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)

Senior bank term debt	$367,575	$368,532
9.25% Senior Subordinated Notes due February 2020	335,000	335,000
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	821,575	822,532
Less: current portion of long-term debt	484,776	3,829
Less: current portion of original issue discount	1,799	—
Less: long-term portion of original issue discount	—	2,227
Long-term debt, net	$335,000	$816,476

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matured on March 31, 2016, and a $25.0 million revolving loan facility that matured on March 31, 2015 (See Note 10 – Subsequent Events). Borrowings under the credit facilities were subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities could be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium. On January 21, 2015, the Company entered into its second amendment to the 2011 Credit Agreement, which further modified certain financial covenants. The financial ratios below reflect the changes from the January 21, 2015 amendment which was effective as of March 31, 2015 (See Note 10 – Subsequent Events).

The 2011 Credit Agreement, as amended on December 19, 2012 and January 21, 2015, contained affirmative and negative covenants that the Company was required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.25 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012 and the last day of each fiscal quarter through December 31, 2013;

▪	4.25 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	4.25 to 1.00 on March 31, 2015 and June 30, 2015;
▪	4.00 to 1.00 on September 30, 2015; and
▪	4.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014 and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	8.00 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015; and
▪	8.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2015, ratios calculated in accordance with the 2011 Credit Agreement, as amended, were as follows:

	As of March 31, 2015		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$96.2

Pro Forma Last Twelve Months Interest Expense (In millions)	$60.6

Senior Debt (In millions)	$333.6
Total Debt (In millions)	$668.6

Interest Coverage
Covenant EBITDA / Interest Expense	1.59	x	1.25	x	0.34	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.47	x	4.25	x	0.78	x

Total Leverage
Total Debt / Covenant EBITDA	6.95	x	8.00	x	1.05	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above did not include the operating results or related debt of TV One, but rather included our proportionate share of cash dividends received from TV One for periods presented.

As of March 31, 2015, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans was payable quarterly and interest on LIBOR loans was payable monthly or quarterly. The base rate was equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement was between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for each of the three months ended March 31, 2015 and 2014. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December.

The revolving credit facility expired on March 31, 2015. On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

As of March 31, 2015, the Company had outstanding approximately $367.6 million on its term credit facility. During the quarter ended March 31, 2015, the Company repaid approximately $1.0 million under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company did not make an excess cash flow payment in April 2015. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million in April 2014.

On January 21, 2015, the Company entered into a second amendment to the 2011 Credit Agreement (the “Second Amendment”) with its lenders.  The provisions of the 2011 Credit Agreement relating to the call premium were revised by the Second Amendment to extend the call protection from April 1, 2015 until maturity.  The Second Amendment provided a call premium of 101.5% if the 2011 Credit Agreement were refinanced with proceeds from a notes offering and 100.5% if the 2011 Credit Agreement was refinanced with proceeds from any other repayment, including proceeds from a new term loan. The call premium was payable at the earlier of any refinancing or final maturity. (See Note 10 – Subsequent Events.)

The Second Amendment also excluded any “going concern” or qualified audit opinion solely as a result of the upcoming revolver or term loan maturities from the Event of Default provisions of the 2011 Credit Agreement.  Next, the Second Amendment provided for the ability to “amend and extend” both the term loan and the revolving credit facility provided for by the 2011 Credit Agreement and added a $2 million lien basket for letters of credit not issued under the 2011 Credit Agreement.

Finally, beginning with the quarter ending March 31, 2015, the Second Amendment implemented certain changes to the financial covenants the Company must comply with in order to remain in compliance with the terms of the 2011 Credit Agreement.  The Interest Coverage Ratio set forth in the 2011 Credit Agreement was revised to provide that the Company would not permit the Interest Expense Coverage Ratio for any Test Period ending on the last day of any Fiscal Quarter of the Company to be less than 1.25:1.  The Total Leverage Ratio was revised to provide that the Company would not permit the Total Leverage Ratio to be greater than 8.0:1 on the last day of any Fiscal Quarter of the Company.  Lastly, the Senior Secured Leverage Ratio was revised to provide that the Company would not permit the Senior Secured Leverage Ratio to be greater than 4.25:1 through the quarter ending June 30, 2015 and 4.0:1 for the quarter ending September 30, 2015, and the last day of each Fiscal Quarter of the Company thereafter. (See Note 10 – Subsequent Events.)

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

Interest on the 2016 Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 2016 Notes (a “PIK Election”) on a quarterly basis in arrears. For fiscal 2014, interest accrued at a rate of 12.5% and was payable in cash.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes bore interest at 10.0% per annum, which was payable monthly, and the entire principal amount was due on March 15, 2016. See Note 10 – Subsequent Events.

Future scheduled minimum principal payments of debt as of March 31, 2015, are as follows:

	Credit Facility	Senior Subordinated Notes due 2020	TV One Senior Secured Notes	Total

April – December 2015	$2,872	$—	$—	$2,872
2016	364,703	—	119,000	483,703
2017	—	—		—
2018	—	—	—	—
2019	—	—	—	—
2020	—	335,000	—	335,000
Total Debt	$367,575	$335,000	$119,000	$821,575

See Note 10 – Subsequent Events.

6.  INCOME TAXES:

The Company recorded tax expense of approximately $8.5 million on a pre-tax loss from continuing operations of approximately $3.5 million for the three months ended March 31, 2015, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the three months ended March 31, 2015, in accordance with ASC 740-270, “Interim Reporting.”

As of March 31, 2015, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2015, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

7.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In January 2013, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s Board of Directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of March 31, 2015, the Company had $57,000 remaining between the two authorizations with respect to its Class A and D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended March 31, 2015 and 2014, the Company did not repurchase any Class A common stock or Class D common stock. In addition, the Company has limited but on-going authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee’s or other recipient’s tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan such and to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures).

Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. As of March 31, 2015, 3,414,950 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

On September 30, 2014, the Compensation Committee (“Compensation Committee”) of the Board of Directors of the Company approved the principal terms of new employment agreements for each of the Company’s named executive officers which included the granting of restricted shares and stock options under a long-term incentive plan (“LTIP”) as follows, effective October 6, 2014:

Cathy Hughes, Founder and Executive Chairperson was awarded 456,000 restricted shares of the Company’s Class D common stock vesting in approximately equal 1/3 tranches on April 20, 2015, December 31, 2015 and December 31, 2016, and stock options to purchase 293,000 shares of the Company’s Class D common stock, vesting in approximately equal 1/3 tranches on April 6, 2015, December 31, 2015 and December 31, 2016.

Alfred C. Liggins, President and Chief Executive Officer of Radio One, Inc. and TV One, LLC was awarded 913,000 restricted shares of the Company’s Class D common stock vesting in approximately equal 1/3 tranches on April 20, 2015, December 31, 2015 and December 31, 2016, and stock options to purchase 587,000 shares of the Company’s Class D common stock, vesting in approximately equal 1/3 tranches on April 6, 2015, December 31, 2015 and December 31, 2016.

Peter Thompson, Executive Vice President and Chief Financial Officer was awarded 350,000 restricted shares of the Company’s Class D common stock with 200,000 shares vesting on April 20, 2015 and with the remaining shares vesting in equal 75,000 share tranches on December 31, 2015 and December 31, 2016, and stock options to purchase 225,000 shares of the Company’s Class D common stock vesting in equal 112,500 share tranches on December 31, 2015 and December 31, 2016.

Linda Vilardo, Executive Vice President and Chief Administrative Officer was awarded 225,000 restricted shares of the Company’s Class D common stock vesting in equal 75,000 share tranches on April 20, 2015, December 31, 2015 and December 31, 2016.

Christopher Wegmann, President, radio division, was awarded 70,000 restricted shares of the Company’s Class D common stock vesting in approximately equal 1/3 tranches on April 20, 2015, December 31, 2015 and December 31, 2016.

Also on September 30, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the Company’s LTIP. The grants were effective October 6, 2014, and will vest in three installments, with the first installment of 33% vesting on April 20, 2015. The remaining two installments will vest equally on December 31, 2015 and December 31, 2016.  Pursuant to the terms of the 2009 Stock Option and Restricted Stock Grant Plan, as amended and restated as of December 31, 2013, and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates. In addition and in the alternative, the Company has limited but on-going authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee’s or other recipient’s tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan such and to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures).

Stock-based compensation expense for the three months ended March 31, 2015 and 2014, was approximately $1.6 million and $45,000, respectively.

The Company did not grant stock options during the three months ended March 31, 2015 and 2014, respectively.

Transactions and other information relating to stock options for the three months ended March 31, 2015, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,737,000	$3.12	5.18	$629,440
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	12,000	$13.87
Balance as of March 31, 2015	3,725,000	$3.08	4.95	$3,973,935
Vested and expected to vest at March 31, 2015	3,616,000	$3.09	4.82	$3,938,135
Unvested at March 31, 2015	1,105,000	$2.75	9.52	$364,650
Exercisable at March 31, 2015	2,620,000	$3.23	3.03	$3,609,285

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2015, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2015. This amount changes based on the fair market value of the Company’s stock. There were no options exercised and no options vested during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, approximately $2.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of eleven months. The stock option weighted-average fair value per share was $1.94 at March 31, 2015.

The Company did not grant shares of restricted stock during the three months ended March 31, 2015 and 2014. As noted above, during the year ended December 31, 2014, 2,424,000 restricted shares were issued to the Company’s Executives and LTIP participants. During the years ended December 31, 2014 and 2013, respectively, 56,050 and 109,645 shares of restricted stock were issued to the Company’s non-executive directors as a part of their 2013 and 2014 compensation packages. Each of the five non-executive directors received 11,210 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2014 and 21,929 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2013. Both of the grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2015, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2014	2,535,000	$2.78
Grants	—	$—
Vested	—	$—
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2015	2,535,000	$2.78

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2015, approximately $5.8 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of ten months.

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

Detailed segment data for the three months ended March 31, 2015 and 2014, is presented in the following tables:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$44,969	$49,636
Reach Media	10,707	16,716
Internet	5,744	6,444
Cable Television	45,733	39,693
Corporate/Eliminations/Other	(1,390)	(1,417)
Consolidated	$105,763	$111,072

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$30,929	$31,934
Reach Media	8,701	16,578
Internet	5,710	6,290
Cable Television	29,789	26,391
Corporate/Eliminations/Other	5,953	4,778
Consolidated	$81,082	$85,971

Depreciation and Amortization:
Radio Broadcasting	$1,156	$1,308
Reach Media	263	291
Internet	640	626
Cable Television	6,504	6,542
Corporate/Eliminations/Other	525	503
Consolidated	$9,088	$9,270

Operating income (loss):
Radio Broadcasting	$12,884	$16,394
Reach Media	1,743	(153)
Internet	(606)	(472)
Cable Television	9,440	6,760
Corporate/Eliminations/Other	(7,868)	(6,698)
Consolidated	$15,593	$15,831

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$810,168	$814,621
Reach Media	43,697	36,376
Internet	33,532	33,375
Cable Television	457,419	464,661
Corporate/Eliminations/Other	40,334	49,522
Consolidated	$1,385,150	$1,398,555

9. COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2015, and as late as December 31, 2016. During the three month periods ended March 31, 2015 and March 31, 2014, the Company incurred expenses of approximately $2.5 million and $2.4 million, respectively, in connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”).

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

10.  SUBSEQUENT EVENTS:

In connection with its planned investment in MGM’s development of MGM National Harbor, the Company committed to making a minimum investment of $5 million, with an option to invest up to an additional $35 million, which may be made by the Company any time prior to the earlier of (i) July 1, 2016 or (ii) the date the MGM National Harbor project opens to revenue-generating customers. Opening of the project currently is anticipated to be in the second half of 2016.  On April 10, 2015, the Company made its minimum $5 million investment associated with MGM National Harbor.

As noted in our current report on Form 8-K filed April 23, 2015, on April 17, 2015, the Company closed its previously announced private offering (the “Offering”) of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “Notes”). The Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015 and will mature on April 15, 2022. Interest on the Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, commencing on October 15, 2015. The Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, that guarantee any of its new $350.0 million senior secured credit facility entered into concurrently with the closing of the Notes (the “New Credit Facility”), other syndicated bank indebtedness or capital markets securities.

The New Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the New Credit Facility is based on either (i) the then applicable base rate (as defined in the New Credit Facility as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate (as defined in the New Credit Facility).

In connection with the closing of the financing transactions, the Company and the guarantor parties thereto entered into a Fourth Supplemental Indenture to the indenture governing the 2020 Notes. Pursuant to this Fourth Supplemental Indenture, TV One, which previously did not guarantee the 2020 Notes, became a guarantor under the 2020 Notes indentures. In addition, the provisions contained in the Third Supplemental Indenture previously disclosed in the Company’s Current Report on Form 8-K, filed April 1, 2015, which permitted the Company to complete the transactions became operative. The closing of the financing transactions caused a “Triggering Event” (as defined in the 2020 Notes Indenture) under the 2020 Notes Indenture and, as a result, the 2020 Notes became a general unsecured obligation of the Company and the subsidiary guarantors and rank equal in right of payment with the Company’s other senior indebtedness.

The Company used the net proceeds from the private offering, along with term loan borrowings under the New Credit Facility, to refinance its existing senior secured credit facility, refinance $119.0 million in outstanding indebtedness of TV One and TV One Capital Corp. (“Capital Corp.”), finance the previously announced purchase of the membership interests of an affiliate of Comcast Corporation (“Comcast”) in TV One (the “Comcast Buyout”) and pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended March 31, 2015, the Company capitalized $423,000 of costs associated with the financing transactions.

The Company paid approximately $211.1 million in cash at closing and issued to Comcast a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”). The purchase price was funded in part by net proceeds of the financing transactions and the Comcast Note. The Company now owns a 99.6% interest in TV One.

As of the closing of the financing transactions, future scheduled minimum principal payments of debt are as follows:

	Comcast Note due 2019	New Credit Facility	Senior Subordinated Notes due 2020	Senior Secured Notes due 2022	Total

April – December 2015	$—	$1,750	$—	$—	$1,750
2016	—	3,500	—	—	3,500
2017	—	3,500	—	—	3,500
2018	—	341,250	—	—	341,250
2019	11,900	—	—	—	11,900
2020	—	—	335,000	—	335,000
2021 and thereafter	—	—	—	350,000	350,000
Total Debt	$11,900	$350,000	$335,000	$350,000	$1,046,900

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K, for the year ended December 31, 2014.

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

Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(Unaudited)

Net Revenue:
Radio Advertising	$51,284	$54,294	$(3,010)	(5.5)%
Political Advertising	56	364	(308)	(84.6)
Digital Advertising	7,191	7,655	(464)	(6.1)
Cable Television Advertising	21,207	19,289	1,918	9.9
Cable Television Affiliate Fees	24,411	20,181	4,230	21.0
Event Revenues & Other	1,614	9,289	(7,675)	(82.6)

Net Revenue (as reported)	$105,763	$111,072	$(5,309)	(4.8)%

Adjusted for timing change of Fantastic Voyage and Women's Empowerment.   The reconciliation of Adjusted Net Revenue to Net Revenue is as follows:

Radio Advertising	$51,284	$54,294	$(3,010)	(5.5)%
Political Advertising	56	364	(308)	(84.6)
Digital Advertising	7,191	7,655	(464)	(6.1)
Cable Television Advertising	21,207	19,289	1,918	9.9
Cable Television Affiliate Fees	24,411	20,181	4,230	21.0
Event Revenues & Other	1,614	1,241	373	30.1

Adjusted Net Revenue	105,763	103,024	2,739	2.7

Timing adjustment related to promotional events	-	8,048	(8,048)	(100.0)

Net Revenue (as reported)	$105,763	$111,072	$(5,309)	(4.8)%

Adjusted Net Revenue consists of gross revenue, net of local and national agency and outside sales representative commissions, net of a timing adjustment related to promotional events.

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Three Months Ended March 31,
	2015	2014

Percentage of net revenue generated by radio broadcasting segment	42.5%	44.7%

Percentage of net revenue generated by Reach Media segment	10.1%	15.1%

Percentage of net revenue generated by internet segment	5.4%	5.8%

Percentage of net revenue generated by cable television segment	43.3%	35.7%

Percentage of net revenue generated by corporate/eliminations	(1.3)%	(1.3)%

Reach’s Media’s net revenue decreased for the quarter ended March 31, 2015, compared to the same period in 2014 due primarily to the timing of the “Tom Joyner Fantastic Voyage” which was held in the first quarter of 2014 and will be held in the second quarter of 2015. National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart shows net revenue generated from our core radio business as a percentage of consolidated net revenue. In addition, it shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Three Months Ended March 31,
	2015	2014

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	43.1%	45.1%

Percentage of core radio business generated from local advertising	64.6%	63.2%

Percentage of core radio business generated from national advertising, including network advertising	32.0%	31.7%

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

TV One generates the Company’s cable television revenue, and derives its revenue principally from advertising and affiliate revenue. Advertising revenue is derived from the sale of television air time to advertisers and is recognized when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based upon a per subscriber fee multiplied by most recent subscriber counts reported by the applicable affiliate.

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

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate expenses, stock-based compensation, impairment of long-lived assets and loss on retirement of debt, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, station operating income is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of station operating income may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, loss on retirement of debt, employment agreement and incentive plan award expenses, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, as well as our equity in (income) loss of our affiliated company and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except margin data)

Net revenue	$105,763	$111,072
Station operating income	36,598	35,187
Station operating income margin	34.6%	31.7%
Consolidated net loss attributable to common stockholders	$(18,489)	$(25,183)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Consolidated net loss attributable to common stockholders	$(18,489)	$(25,183)
Add back non-station operating income items included in consolidated net loss:
Interest income	(7)	(53)
Interest expense	19,245	21,863
Provision for income taxes	8,530	8,578
Corporate selling, general and administrative, excluding stock-based compensation	10,336	10,041
Stock-based compensation	1,581	45
Loss on retirement of debt	—	5,679
Other (income) expense, net	(152)	66
Depreciation and amortization	9,088	9,270
Noncontrolling interests in income of subsidiaries	6,466	4,881
Station operating income	$36,598	$35,187

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(18,489)	$(25,183)
Add back non-station operating income items included in consolidated net loss:
Interest income	(7)	(53)
Interest expense	19,245	21,863
Provision for income taxes	8,530	8,578
Depreciation and amortization	9,088	9,270
EBITDA	$18,367	$14,475
Stock-based compensation	1,581	45
Loss on retirement of debt	—	5,679
Other (income) expense, net	(152)	66
Noncontrolling interests in income of subsidiaries	6,466	4,881
Employment Agreement Award and incentive plan award expenses*	368	1,059
Adjusted EBITDA	$26,630	$26,205

* The Company modified the definition of Adjusted EBITDA during 2014 for the inclusion of Employment Agreement Award and incentive plan award expenses. All prior periods have been reclassified to conform to current period presentation.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 (In thousands)

	Three Months Ended March 31,
	2015	2014	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$105,763	$111,072	$(5,309)	(4.8)%
Operating expenses:
Programming and technical, excluding stock-based compensation	34,457	35,272	(815)	(2.3)
Selling, general and administrative, excluding stock-based compensation	34,708	40,613	(5,905)	(14.5)
Corporate selling, general and administrative, excluding stock-based compensation	10,336	10,041	295	2.9
Stock-based compensation	1,581	45	1,536	3,413.3
Depreciation and amortization	9,088	9,270	(182)	(2.0)
Total operating expenses	90,170	95,241	(5,071)	(5.3)
Operating income	15,593	15,831	(238)	(1.5)
Interest income	7	53	(46)	(86.8)
Interest expense	19,245	21,863	(2,618)	(12.0)
Loss on retirement of debt	—	5,679	(5,679)	(100.0)
Other (income) expense, net	(152)	66	218	330.3
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(3,493)	(11,724)	8,231	70.2
Provision for income taxes	8,530	8,578	(48)	(0.6)
Consolidated net loss	(12,023)	(20,302)	8,279	40.8
Net income attributable to noncontrolling interests	6,466	4,881	1,585	32.5
Net loss attributable to common stockholders	$(18,489)	$(25,183)	$6,694	26.6%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$105,763	$111,072	$(5,309)	(4.8)%

During the three months ended March 31, 2015, we recognized approximately $105.8 million in net revenue compared to approximately $111.1 million during the same period in 2014. Net revenue for our radio broadcasting segment decreased 9.4% compared to the same period in 2014, primarily due to declines in our four largest markets. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh which no longer participate in Miller Kaplan) decreased 4.5% in total revenues. We experienced net revenue growth most significantly in our Charlotte, Cincinnati, Dallas and St. Louis markets, with our Atlanta, Baltimore, Cleveland, Columbus, Houston and Washington D.C. markets experiencing the most significant declines. There was also a timing difference of a major promotional event, “Women’s Empowerment”, which occurred in one of our markets in the first quarter of 2014 and will appear in second quarter results for 2015. We recognized approximately $45.7 million of revenue from our cable television segment during the three months ended March 31, 2015, compared to approximately $39.7 million for the same period in 2014, with the increase due to higher advertising demand and an increase in subscriber rates for certain affiliates. Reach’s Media’s net revenue decreased approximately $6.0 million for the quarter ended March 31, 2015, compared to the same period in 2014 due primarily to the timing of the “Tom Joyner Fantastic Voyage” which was held in the first quarter of 2014 and will also appear in the second quarter results for 2015. The annual event generated revenue of approximately $6.6 million during the first quarter of 2014. Finally, net revenues for our internet business decreased $699,000 and 10.9% for the three months ended March 31, 2015, compared to the same period in 2014 due to a decline in direct revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$34,457	$35,272	$(815)	(2.3)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $17.4 million of our consolidated programming and technical operating expenses were incurred by TV One for the three months ended March 31, 2015, versus approximately $15.5 million for the same period in 2014. Of this total amount incurred by TV One, approximately $14.3 million and $13.1 million for the three months ended March 31, 2015 and 2014, respectively, relates specifically to program content expenses. The increase in TV One programming content amortization is a result of certain program premieres that did not occur during the prior quarter. This increase in programming and technical expenses from TV One was partially offset by a decline of approximately $2.4 million from Reach Media, due primarily from a decrease in talent compensation as a result of renegotiated contracts.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$34,708	$40,613	$(5,905)	(14.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decreased expense for the three months ended March 31, 2015, compared to the same period in 2014 is due primarily to timing of Reach Media’s “Tom Joyner Fantastic Voyage,” held during the first quarter of 2014. Reach Media incurred approximately $5.8 million of selling, general and administrative expenses associated with the event. This event will take place during the second quarter of 2015.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$10,336	$10,041	$295	2.9%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$1,581	$45	$1,536	3,413.3%

On September 30, 2014, the Compensation Committee of the Board of Directors of the Company approved the principal terms of new employment agreements for each of the Company’s named executive officers which included the granting of 2,014,000 restricted shares and 1,105,000 stock options effective October 6, 2014, under a long-term incentive plan (“LTIP”). Also effective October 6, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the Company’s LTIP. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for which awards are expected to vest.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$9,088	$9,270	$(182)	(2.0)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2015, was due to the completion of useful lives for certain assets.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$19,245	$21,863	$(2,618)	(12.0)%

Interest expense decreased to approximately $19.2 million for the three months ended March 31, 2015, compared to approximately $21.9 million for the same period in 2014. The primary driver of the decrease in interest expense was due to the lower interest rate associated with the 2020 Notes, compared to the 2016 Notes which were redeemed during the first quarter of 2014.

Loss on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$—	$5,679	$(5,679)	(100.0)%

The loss on retirement of debt of approximately $5.7 million for the three months ended March 31, 2014, was due to the retirement of the 2016 Notes during the first quarter. This amount includes a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

Provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$8,530	$8,578	$(48)	(0.6)%

For the three months ended March 31, 2015, and 2014, the provision for income taxes was approximately $8.5 million and $8.6 million, respectively, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets.

Noncontrolling interests in income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2015	2014
$6,466	$4,881	$1,585	32.5%

The increase in noncontrolling interests in income of subsidiaries is due to greater net income generated by TV One and Reach Media during the three months ended March 31, 2015, compared to the 2014 period.

Other Data

Station operating income

Station operating income increased to approximately $36.6 million for the three months ended March 31, 2015, compared to approximately $35.2 million for the comparable period in 2014, an increase of approximately $1.4 million or 4.0%. TV One generated greater station operating income for the three months ended March 31, 2015, versus the same period in 2014, due primarily to greater advertising demand and an increase in subscriber rates for certain affiliates. TV One generated approximately $18.9 million of station operating income during the quarter ended March 31, 2015, compared to $15.4 million during the quarter ended March 31, 2015. In addition, Reach Media generated approximately $2.9 million of station operating income during the quarter ended March 31, 2015, compared to $1.4 million during the quarter ended March 31, 2014, with the increase due primarily from lower programming and technical expenses. These increases in station operating income were partially offset by a decrease in radio broadcasting station operating income. The decrease from the radio broadcasting segment was due primarily to declines in net revenue in our four largest markets.

Station operating income margin

Station operating income margin increased to 34.6% for the three months ended March 31, 2015, from 31.7% for the comparable period in 2014. The margin increase was primarily attributable to TV One and Reach Media’s greater station operating income noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

Credit Facilities

Current Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matured on March 31, 2016, and a $25.0 million revolving loan facility that matured on March 31, 2015 (See Note 10 – Subsequent Events). Borrowings under the credit facilities were subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities could be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium. On January 21, 2015, the Company entered into its second amendment to the 2011 Credit Agreement, which further modified certain financial covenants. The financial ratios below reflect the changes from the January 21, 2015 amendment which was effective as of March 31, 2015 (See Note 10 – Subsequent Events).

The 2011 Credit Agreement, as amended on December 19, 2012 and January 21, 2015, contained affirmative and negative covenants that the Company was required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.10 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	1.20 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through September 30, 2014;
▪	1.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.25 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	4.50 to 1.00 on September 30, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	4.25 to 1.00 on March 31, 2014 and the last day of each fiscal quarter through June 30, 2014;
▪	4.00 to 1.00 on September 30, 2014;
▪	3.75 to 1.00 on December 31, 2014;
▪	4.25 to 1.00 on March 31, 2015 and June 30, 2015;
▪	4.00 to 1.00 on September 30, 2015; and
▪	4.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	8.50 to 1.00 on December 31, 2012 and the last day of each fiscal quarter through December 31, 2013;
▪	8.25 to 1.00 on March 31, 2014 and June 30, 2014;
▪	8.00 to 1.00 on September 30, 2014;
▪	7.50 to 1.00 on December 31, 2014;
▪	8.00 to 1.00 on March 31, 2015 and the last day of each fiscal quarter through September 30, 2015; and
▪	8.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2015, ratios calculated in accordance with the 2011 Credit Agreement, as amended, were as follows:

	As of March 31, 2015		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$96.2

Pro Forma Last Twelve Months Interest Expense (In millions)	$60.6

Senior Debt (In millions)	$333.6
Total Debt (In millions)	$668.6

Interest Coverage
Covenant EBITDA / Interest Expense	1.59	x	1.25	x	0.34	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.47	x	4.25	x	0.78	x

Total Leverage
Total Debt / Covenant EBITDA	6.95	x	8.00	x	1.05	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios above did not include the operating results or related debt of TV One, but rather include our proportionate share of cash dividends received from TV One for periods presented.

As of March 31, 2015, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement, as amended.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans was payable quarterly and interest on LIBOR loans was payable monthly or quarterly. The base rate was equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement was between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for each of the three months ended March 31, 2015 and 2014. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December. (See Note 10 – Subsequent Events.)

The revolving credit facility expired on March 31, 2015. On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

As of March 31, 2015, the Company had outstanding approximately $367.6 million on its term credit facility. During the quarter ended March 31, 2015, the Company repaid approximately $1.0 million under the 2011 Credit Agreement, as amended. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company did not make an excess cash flow payment in April 2015. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million in April 2014.

On January 21, 2015, the Company entered into a second amendment to the 2011 Credit Agreement (the “Second Amendment”) with its lenders.  The provisions of the 2011 Credit Agreement relating to the call premium were revised by the Second Amendment to extend the call protection from April 1, 2015 until maturity.  The Second Amendment provided a call premium of 101.5% if the 2011 Credit Agreement were refinanced with proceeds from a notes offering and 100.5% if the 2011 Credit Agreement was refinanced with proceeds from any other repayment, including proceeds from a new term loan. The call premium was payable at the earlier of any refinancing or final maturity. (See Note 10 – Subsequent Events.)

The Second Amendment also excluded any “going concern” or qualified audit opinion solely as a result of the upcoming revolver or term loan maturities from the Event of Default provisions of the 2011 Credit Agreement.  Next, the Second Amendment provided for the ability to “amend and extend” both the term loan and the revolving credit facility provided for by the 2011 Credit Agreement and added a $2 million lien basket for letters of credit not issued under the 2011 Credit Agreement.

Finally, beginning with the quarter ending March 31, 2015, the Second Amendment implemented certain changes to the financial covenants the Company must comply with in order to remain in compliance with the terms of the 2011 Credit Agreement.  The Interest Coverage Ratio set forth in the 2011 Credit Agreement was revised to provide that the Company would not permit the Interest Expense Coverage Ratio for any Test Period ending on the last day of any Fiscal Quarter of the Company to be less than 1.25:1.  The Total Leverage Ratio was revised to provide that the Company would not permit the Total Leverage Ratio to be greater than 8.0:1 on the last day of any Fiscal Quarter of the Company.  Lastly, the Senior Secured Leverage Ratio was revised to provide that the Company would not permit the Senior Secured Leverage Ratio to be greater than 4.25:1 through the quarter ending June 30, 2015 and 4.0:1 for the quarter ending September 30, 2015, and the last day of each Fiscal Quarter of the Company thereafter. (See Note 10 – Subsequent Events.)

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

Interest on the 2016 Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 2016 Notes (a “PIK Election”) on a quarterly basis in arrears. For fiscal 2014, interest accrued at a rate of 12.5% and was payable in cash.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes bore interest at 10.0% per annum, which was payable monthly, and the entire principal amount was due on March 15, 2016. (See Note 10 – Subsequent Events.)

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2015:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$365.8	7.50%
9.25% Senior Subordinated Notes (fixed rate)	$335.0	9.25%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%

(1)	Subject to variable Libor plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2015 and 2014, respectively:

	2015	2014
	(In thousands)

Net cash flows provided by operating activities	$476	$1,101
Net cash flows used in investing activities	$(491)	$(9,544)
Net cash flows used in financing activities	$(6,727)	$(2,429)

Net cash flows provided by operating activities were $476,000 and approximately $1.1 million for the three months ended March 31, 2015 and 2014, respectively. Net cash flow from operating activities for the three months ended March 31, 2015, decreased from the prior year primarily due to timing of interest payments.

Net cash flows used in investing activities were $491,000 and approximately $9.5 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $2.9 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively. Proceeds from sales of investment securities were approximately $3.0 million and $23,000 for the three months ended March 31, 2015 and 2014, respectively. Purchases of investment securities were $602,000 and $980,000 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2014, the Company paid approximately $7.1 million to complete the acquisition of Gaffney.

Net cash flows used in financing activities were approximately $6.7 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, we repaid $957,000 and approximately $328.0 million, respectively, in outstanding debt. During the three months ended March 31, 2014, we borrowed approximately $335.0 million in 9.25% Senior Subordinated Notes due 2020. During the three months ended March 31, 2015 and 2014, respectively, we capitalized $423,000 and approximately $4.5 million of costs associated with our indebtedness. The amounts capitalized in 2015 relate to subsequent financing transactions. See Note 10 – Subsequent Events, in the notes to the consolidated financial statements. TV One paid approximately $5.3 million and $3.4 million in dividends to noncontrolling interest shareholders for the quarter ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2014, the Company paid a net premium of approximately $1.6 million to retire the 2016 Notes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2014, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2015, we had approximately $666.8 million in broadcast licenses and $275.9 million in goodwill, which totaled $942.7 million, and represented approximately 68.1% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three months ended March 31, 2015 and 2014.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2015. During the first quarter of 2014, the total market revenue growth for one of the markets in which we operate was below that used in our 2013 annual impairment testing. In combination with other factors, we deemed that to be an impairment indicator that warranted interim impairment testing of that market’s radio broadcasting licenses, which we performed as of March 31, 2014. There was no impairment identified as part of this testing. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessment for the quarter ended March 31, 2014.

Radio Broadcasting	October 1,	March 31,
Licenses	2014	2014 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.5%	10.0%
Year 1 Market Revenue Growth Rate Range	0.3% – 1.0%	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 2.0%	1.5%
Mature Market Share Range	6.9% – 25.2%	8.6%
Operating Profit Margin Range	30.0% – 48.4%	33.6%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

We did not identify any impairment indicators for the three months ended March 31, 2015. During the first quarter of 2014, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of March 31, 2014. No goodwill impairment was noted during the three months ended March 31, 2014. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessment for the quarter ended March 31, 2014.

Goodwill (Radio Market	October 31,	March 31,
Reporting Units)	2014 (a)	2014 (b)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	9.5%	10.0%
Year 1 Market Revenue Growth Rate Range	0.3% – 1.0%	2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.0%	1.5%
Mature Market Share Range	7.2% - 19.5%	7.9%
Operating Profit Margin Range	26.4% - 52.2%	28.4%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.
(b)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations and having a major effect on the entity’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted for disposals that have not been reported in financial statements previously issued. The Company will apply the provisions of ASU 2014-08 to future reporting of disposals.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. In April 2015, the FASB proposed deferring the effective date by one year to December 15, 2017, for annual reporting periods beginning after that date. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability. This ASU is effective for fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of this standard will have on its financial statements.

CAPITAL AND COMMERICAL COMMITMENTS:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning October 1, 2019 through August 1, 2022. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Indebtedness

We have several debt instruments outstanding within our corporate structure. The total amount incurred under our 2011 Credit Agreement, as amended, was $411.0 million, initially consisting of a $386.0 million senior bank term debt that matured on March 31, 2016, and a $25.0 million revolving loan facility that matured on March 31, 2015. We also have outstanding $335.0 million in our 9.25% Senior Subordinated Notes due February 2020. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bore interest at 10.0%, which was payable monthly, and the entire principal amount was due on March 15, 2016. See “Liquidity and Capital Resources” and Note 10 – Subsequent Events, in the notes to the consolidated financial statements.

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2015, and as late as December 31, 2016. During the three month periods ended March 31, 2015 and March 31, 2014, the Company incurred expenses of approximately $2.5 million and $2.4 million, respectively, in connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”).

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 16 years.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2015:

	Payments Due by Period
Contractual Obligations	Remainder of 2015	2016	2017	2018	2019	2020 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$23,241	$30,988	$30,988	$30,988	$30,988	$338,443	$485,636
Credit facilities(2)	23,875	371,617	–	–	–	–	395,492
Other operating contracts / agreements(3)	49,410	25,975	13,861	976	433	277	90,932
Operating lease obligations	7,363	9,696	9,282	6,003	4,969	17,738	55,051
Senior Secured Notes(4)	8,925	121,777	–	–	–	–	130,702
Total	$112,814	$560,053	$54,131	$37,967	$36,390	$356,458	$1,157,813

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of March 31, 2015.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2015.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating and investment agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)

Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The proceeds from the notes were issued to purchase equity interests from certain financial investors and TV One management. The notes bore interest at 10.0% per annum, which was payable monthly, and the entire principal amount was due on March 15, 2016.

See Note 10 – Subsequent Events, in the notes to the consolidated financial statements for changes to our contractual obligations after March 31, 2015.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Our exposure related to market risk has not changed materially since December 31, 2014.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2014 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factors set forth below are in addition to those in the 2014 Annual Report.

The loss of affiliation agreements could materially adversely affect TV One’s results of operations.

TV One is dependent upon the maintenance of affiliation agreements with cable and direct broadcast distributors for its revenues, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such distributors. The loss of one or more of these arrangements could reduce the distribution of TV One’s programming services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscribers and associated subscriber fees. In addition, consolidation among cable distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect TV One’s ability to maintain or obtain distribution for its network programming on favorable or commercially reasonable terms, or at all. Since its inception, TV One has not gone through a renewal process with respect to its affiliation agreements. Some of its major affiliation agreements will soon be up for renewal, and the results of TV One’s renewal process could have a material adverse effect on TV One’s revenues and results and operations.  In February 2015, we entered into a new multi-year affiliation agreement with Comcast representing 26.8% of our current subscriber base, including the option to take-on additional subscribers in the future.  We are in active discussion with several of our other carriers on similar agreement renewals and extensions of affiliation agreements expiring this year, which represents an additional 35.8% of our current subscriber base.  We expect to finalize these negotiations prior to the end of the second quarter of 2015.  Beyond 2015, approximately 29.9% of our subscriber base will be up for renewal by the end of 2016, for which we have already engaged in preliminary dialogue with carriers on contract negotiations.  Our renewal strategy is to renew or extend all agreements to new multi-year terms in order to provide continued certainty around contractual affiliate revenues at TV One.  While we have had success in our most recent negotiations, we cannot assure you that TV One will be able to renew all of its affiliation agreements on commercially reasonable terms, or at all.  The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our content, which may adversely affect our revenues from subscriber fees and our ability to sell national and local advertising time. Further, new internet based content viewing options may impact upon our negotiations and/or our content distribution model.

TV One’s success is dependent upon audience acceptance of its content, which is difficult to predict.

Television content production is inherently a risky business because the revenues derived from the production and distribution of a television program and the licensing of rights to the associated intellectual property, depend primarily upon the public’s level of acceptance, which is difficult to predict. The commercial success of a television program also depends upon the quality and acceptance of other competing programs in the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that TV One receives. Poor ratings can lead to a reduction in pricing and advertising revenues. Consequently, low public acceptance of TV One’s content may have an adverse effect on TV One’s results of operations. Further, recent competitive network launches, such as the networks launched by Oprah Winfrey (OWN™), Sean Combs (REVOLT TV™) and Magic Johnson (ASPIRE™), could increase competition for audience and programming (original or syndicated) which could take away from our audience share and ratings and thus have an adverse effect on TV One’s results of operations.

If we are unable to enter into an asset backed lending facility, our substantial leverage could result in liquidity constraints, which could require us to seek additional sources of capital to fund our operations and service our indebtedness.

As of March 31, 2015, after giving effect to recent transactions to acquire certain membership interests in TV One and refinance certain of our existing indebtedness, our total outstanding debt would have been approximately $1,047 million. After giving effect to the recent transactions, we no longer have access to a revolving credit facility, which will require us to fund all working capital needs with cash from the balance sheet or cash flow from operations until we are able to enter into a proposed asset backed lending facility (“ABL Facility”) or otherwise finance our working capital needs. If we are unable to enter into an ABL Facility on terms that we consider reasonable, we may be required to take strong measures to conserve liquidity, such as curtailing business development activities and suspending the pursuit of our business strategy. See Note 10 – Subsequent Events, in the notes to the consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

May 4, 2015

