Form 10-Q
period 2015-06-30
RADIO ONE, INC.
filed 2015-08-07
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer   ☐     Accelerated filer   ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Class A Common Stock, $.001 Par Value	2,123,698
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	41,951,850

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	continued fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt at favorable interest rates or upon other favorable terms or finance other strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate, particularly our largest markets (Atlanta, Baltimore, Houston and Washington, DC) that could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given fluctuations in the economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules, and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and new content distribution platforms and technologies;

•	the impact of our acquisitions, dispositions, and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2014, filed February 17, 2015, as updated in our Current Report on Form 10-Q, for the quarter ended March 31, 2015, filed May 4, 2015.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$119,821	$108,414	$225,584	$219,486
OPERATING EXPENSES:
Programming and technical	31,425	33,920	65,882	69,192
Selling, general and administrative, including stock-based compensation of $49 and $5, and $177 and $10, respectively	41,531	33,450	76,068	74,068
Corporate selling, general and administrative, including stock-based compensation of $1,149 and $60, and $2,602 and $100, respectively	13,098	9,458	25,186	19,539
Depreciation and amortization	8,980	9,236	18,068	18,506
Total operating expenses	95,034	86,064	185,204	181,305
Operating income	24,787	22,350	40,380	38,181
INTEREST INCOME	28	81	35	134
INTEREST EXPENSE	20,019	19,255	39,264	41,118
LOSS ON RETIREMENT OF DEBT	7,091	—	7,091	5,679
OTHER EXPENSE (INCOME), net	437	(21)	285	45
(Loss) income before provision for income taxes and noncontrolling interests in income of subsidiaries	(2,732)	3,197	(6,225)	(8,527)
PROVISION FOR INCOME TAXES	9,942	8,605	18,472	17,183
CONSOLIDATED NET LOSS	(12,674)	(5,408)	(24,697)	(25,710)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	365	5,408	6,831	10,289
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,039)	$(10,816)	$(31,528)	$(35,999)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.27)	$(0.23)	$(0.66)	$(0.76)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	48,062,991	47,465,653	47,840,082	47,453,414

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands)

CONSOLIDATED NET LOSS	$(12,674)	$(5,408)	$(24,697)	$(25,710)
NET CHANGE IN UNREALIZED (LOSS) GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	(1)	34	115	154
COMPREHENSIVE LOSS	(12,675)	(5,374)	(24,582)	(25,556)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	365	5,408	6,831	10,289
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,040)	$(10,782)	$(31,413)	$(35,845)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,467	$67,781
Trade accounts receivable, net of allowance for doubtful accounts of $5,578 and $3,975, respectively	99,608	96,426
Prepaid expenses	5,969	6,910
Current portion of content assets	29,151	25,615
Other current assets	3,142	5,185
Total current assets	198,337	201,917
CONTENT ASSETS, net	44,023	42,715
PROPERTY AND EQUIPMENT, net	30,644	30,977
GOODWILL	275,937	275,355
RADIO BROADCASTING LICENSES	666,797	666,797
LAUNCH ASSETS, net	1,183	2,640
OTHER INTANGIBLE ASSETS, net	153,405	167,651
OTHER ASSETS	13,771	3,642
Total assets	$1,384,097	$1,391,694
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,754	$6,602
Accrued interest	20,670	12,226
Accrued compensation and related benefits	10,127	8,729
Current portion of content payables	17,366	15,043
Other current liabilities	13,958	16,124
Current portion of long-term debt	2,625	3,829
Total current liabilities	70,500	62,553
LONG-TERM DEBT, net of current portion and original issue discount	1,020,948	809,615
CONTENT PAYABLES, net of current portion	10,744	14,579
OTHER LONG-TERM LIABILITIES	30,466	21,076
DEFERRED TAX LIABILITIES, net	270,732	252,463
Total liabilities	1,403,390	1,160,286

REDEEMABLE NONCONTROLLING INTERESTS	11,223	10,836

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,146,698 and 2,249,809 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,928,850 and 42,102,352 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	42	42
Accumulated other comprehensive loss	—	(115)
Additional paid-in capital	987,835	1,006,635
Accumulated deficit	(1,019,200)	(987,672)
Total stockholders’ (deficit) equity	(31,315)	18,898
Noncontrolling interest	799	201,674
Total (deficit) equity	(30,516)	220,572
Total liabilities, redeemable noncontrolling interests and equity	$1,384,097	$1,391,694

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	(In Thousands)
BALANCE, as of December 31, 2014	$—	$2	$3	$3	$42	$(115)	$1,006,635	$(987,672)	$201,674	$220,572
Consolidated net (loss) income	—	—	—	—	—	—	—	(31,528)	6,053	(25,475)
Net change in unrealized loss on investment activities	—	—	—	—	—	115	—	—	—	115
Conversion of 103,111 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Acquisition of additional membership interest in TV One	—	—	—	—	—	—	(20,547)	—	(201,189)	(221,736)
Repurchase of 345,293 shares of Class D common stock	—	—	—	—	—	—	(1,423)	—	—	(1,423)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(5,739)	(5,739)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	391	—	—	391
Stock-based compensation expense	—	—	—	—	—	—	2,779	—	—	2,779
BALANCE, as of June 30, 2015	$—	$2	$3	$3	$42	$—	$987,835	$(1,019,200)	$799	$(30,516)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(24,697)	$(25,710)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	18,068	18,506
Amortization of debt financing costs	2,387	2,366
Amortization of content assets	23,221	21,683
Amortization of launch assets	1,457	4,984
Deferred income taxes	18,269	17,042
Stock-based compensation	2,779	110
Loss on retirement of debt	7,091	5,679
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(1,957)	4,106
Prepaid expenses and other assets	2,471	1,574
Other assets	773	1,259
Accounts payable	(848)	(440)
Accrued interest	8,444	6,826
Accrued compensation and related benefits	1,398	(4,660)
Income taxes payable	(210)	(844)
Other liabilities	(873)	(2,433)
Payments for content assets	(29,645)	(24,794)
Net cash flows provided by operating activities	28,128	25,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,510)	(3,356)
Cost method investment	(5,000)	—
Purchase of additional membership interest in TV One	(209,864)	—
Proceeds from sales of investment securities	3,524	26
Purchases of investment securities	(591)	(901)
Proceeds from sale of assets held for sale	—	225
Acquisition of station and broadcasting assets	—	(7,140)
Net cash flows used in investing activities	(216,441)	(11,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	—	(327,034)
Premium paid on repayment of long-term debt	(827)	(1,554)
Proceeds from 2015 Credit Facility	350,000	—
Proceeds from debt issuance	350,000	335,000
Repurchase of common stock	(1,423)	—
Repayment of credit facility	(368,532)	(2,999)
Repayment of TV One senior secured notes	(119,000)	—
Debt refinancing costs and original issue discount	(23,480)	(4,472)
Payment of dividends to noncontrolling interest members of TV One	(5,739)	(9,831)
Proceeds from exercise of stock options	—	125
Net cash flows provided by (used in) financing activities	180,999	(10,765)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,314)	3,343
CASH AND CASH EQUIVALENTS, beginning of period	67,781	56,676
CASH AND CASH EQUIVALENTS, end of period	$60,467	$60,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,606	$31,797
Income taxes, net	$330	$885

NON-CASH FINANCIAL AND INVESTING ACTIVITIES:
Note payable incurred as part of purchase of additional membership interest in TV One	$11,872	$—

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 99.6% ownership interest in TV One, LLC (“TV One”) an African-American targeted cable television network (See Note 2 – Acquisitions and Dispositions); our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind (as defined in Note 2 – Acquisitions and Dispositions), News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente. In May 2014, the Company agreed to invest a minimum of $5 million up to a maximum of $40 million in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in the second half of 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic. On April 10, 2015, the Company made its minimum $5 million investment associated with MGM National Harbor and accounted for this investment on a cost basis.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television (See Note 7 – Segment Information).

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

Financial instruments as of June 30, 2015, and December 31, 2014, consisted of cash and cash equivalents, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2015, and December 31, 2014, except for the Company’s outstanding senior subordinated and secured notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $335.0 million and fair value of approximately $306.5 million and $294.8 million as of June 30, 2015, and December 31, 2014, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes that were due in March 2016 and paid off in April 2015, were classified as Level 3 instruments at December 31, 2014, since they were not market traded financial instruments. In April 2015, we entered into a series of transactions to refinance certain portions of our debt and to finance our acquisition of Comcast’s membership interest in TV One. Our new 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $346.5 million as of June 30, 2015. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. Our new $350.0 million senior secured credit facility (the “2015 Credit Facility) had a carrying value of approximately $350.0 million and fair value of approximately $356.1 million as of June 30, 2015. Our new senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) is classified as Level 3 since it is not a market traded financial instrument. See Note 4 – Long-Term Debt for further description of our new credit facilities and outstanding notes.

(d)	Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $7.1 million and $8.0 million for the three months ended June 30, 2015 and 2014, respectively. Agency and outside sales representative commissions were approximately $13.6 million and $15.3 million for the six months ended June 30, 2015 and 2014, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting, on non-radio station branded but Company owned websites. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party’s reported revenue.

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were $3.6 million and $3.2 million for the three months ended June 30, 2015 and 2014, respectively. Agency and outside sales representative commissions were approximately $7.2 million and $6.6 million for the six months ended June 30, 2015 and 2014, respectively.

(e)	Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Launch support amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the affiliate, and any excess amortization is recorded as launch support amortization expense. The initial weighted-average amortization period for launch support assets is approximately 10.9 years at June 30, 2015, and December 31, 2014. The remaining weighted-average amortization period for launch support assets is 0.8 years and 0.9 years as of June 30, 2015, and December 31, 2014, respectively. For the three and six months ended June 30, 2015, launch support asset amortization of $577,000 and approximately $1.5 million, respectively, was recorded as a reduction to revenue. For the three and six months ended June 30, 2014, launch support asset amortization of approximately $2.5 million and $5.0 million, respectively, was recorded as a reduction to revenue.

(f)	Barter Transactions

In certain instances, the Company provides advertising time in exchange for programming content and certain services. The Company accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2015 and 2014, barter transaction revenues were $577,000 and $868,000, respectively. For the six months ended June 30, 2015 and 2014, barter transaction revenues were approximately $1.1 million and $1.7 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $520,000 and $827,000 and $57,000 and $41,000, for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $1.1 million and $1.6 million and $95,000 and $81,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
	(In Thousands)
Numerator:
Net loss attributable to common stockholders	$(13,039)	$(10,816)	$(31,528)	$(35,999)
Denominator:
Denominator for basic net loss per share - weighted average outstanding shares	48,062,991	47,465,653	47,840,082	47,453,414
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Denominator for diluted net loss per share - weighted-average outstanding shares	48,062,991	47,465,653	47,840,082	47,453,414

Net loss attributable to common stockholders per share – basic and diluted	$(0.27)	$(0.23)	$(0.66)	$(0.76)

All stock options and restricted stock awards were excluded from the diluted calculation for the three and six months ended June 30, 2015 and 2014, respectively, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
	(Unaudited)
	(In Thousands)

Stock options	3,367	3,367	4,183	4,183
Restricted stock awards	1,861	2,228	177	181

(h)	Fair Value Measurements

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

As of June 30, 2015, and December 31, 2014, respectively, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2015
Liabilities subject to fair value measurement:
Incentive award plan (a)	$1,044	$—	$—	$1,044
Employment agreement award (b)	19,455	—	—	19,455
Total	$20,499	$—	$—	$20,499

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$11,223	$—	$—	$11,223

As of December 31, 2014
Assets subject to fair value measurement:
Corporate debt securities (d)	$805	$805	$—	$—
Government sponsored enterprise mortgage-backed securities (d)	102	—	102	—
Mutual funds (d)	2,004	2,004	—	—
Total	$2,911	$2,809	$102	$—

Liabilities subject to fair value measurement:
Incentive award plan (a)	$1,044	$—	$—	$1,044
Employment agreement award (b)	17,993	—	—	17,993
Total	$19,037	$—	$—	$19,037

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,836	$—	$—	$10,836

(a)  These balances are measured based on the estimated enterprise fair value of TV One as determined by a combination of a discounted cash flow analysis and the value used in connection with the Comcast Buyout (as defined in Note 2 – Acquisitions and Dispositions). Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis.

(b)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a combination of a discounted cash flow analysis and the value used in connection with the Comcast Buyout, as defined in Note 2 – Acquisitions and Dispositions), and an assessment of the probability that the Employment Agreement will be renewed and contain the award. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(c)   The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

(d) Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015 and 2014:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2014	$1,044	$17,993	$10,836
Net income attributable to noncontrolling interests	—	—	778
Change in fair value	—	1,462	(391)
Balance at June 30, 2015	$1,044	$19,455	$11,223

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(1,462)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2013	$2,114	$13,688	$11,999
Distribution	(1,370)	—	—
Net loss attributable to noncontrolling interests	—	—	(54)
Change in fair value	188	1,503	(897)
Balance at June 30, 2014	$932	$15,191	$11,048

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(188)	$(1,503)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and six months ended June 30, 2015 and 2014.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of June 30, 2015	As of December 31, 2014	As of June 30, 2014
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.4%	10.4%	10.6%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.4%	10.4%	10.6%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	1.5%	1.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the six months ended June 30, 2015, June 30, 2014, and, therefore, were reported at carrying value as opposed to fair value.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has early adopted ASU 2015-03 during the three months ended June 30, 2015, resulting in approximately $8.3 million of net debt issuance costs presented as a direct deduction to the Company's long-term debt in the consolidated balance sheet as of June 30, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

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

(k)	Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights to this programming. The license periods granted in these contracts generally run from one year to perpetuity. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing.

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended June 30, 2015 and 2014. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the six months ended June 30, 2015, and recorded $58,000 additional amortization expense as a result of evaluating its contracts for recoverability for the six months ended June 30, 2014. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(l)	Derivatives

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

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement Award”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at June 30, 2015, and December 31, 2014, to be approximately $19.5 million and $18.0 million, respectively, and accordingly, adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.1 million and $550,000 for the three months ended June 30, 2015, and 2014, respectively and was approximately $1.5 million for each of the six months ended June 30, 2015, and 2014, respectively.

The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

2.  ACQUISITIONS AND DISPOSITIONS:

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”), similar in operation to a local marketing agreement (“LMA”), whereby, we have made available, for a fee, air time on this station to another party. On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for its remaining station in Boston.  The TBA has a three-year term, and at the conclusion of the TBA, the Company’s remaining Boston station is contracted to be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC. As a result, that station’s radio broadcasting license was classified as a long-term other asset as of June 30, 2015, and December 31, 2014, and is being amortized through the anticipated conveyance date.

On October 20, 2011, we entered into a TBA with WGPR, Inc. (“WGPR”). Pursuant to the TBA, beginning October 24, 2011, we began to broadcast programs produced, owned or acquired by Radio One on WGPR’s Detroit radio station, WGPR-FM. We pay certain operating costs of WGPR-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The original term of the TBA was through December 31, 2014; however, in September 2014, we entered into an amendment to the TBA to extend the term of the TBA through December 31, 2019. Under the terms of the TBA, WGPR has also granted us certain rights of first negotiation and first refusal with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the TBA.

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

On December 17, 2014, the Company acquired certain assets of GG Digital, Inc., including the website and brand Global Grind (“Global Grind”), and for accounting purposes this was considered a business acquisition. The Global Grind website and brand was subsequently integrated into Interactive One. Total consideration paid was approximately $2.0 million. The Company’s purchase accounting to reflect the fair value of assets acquired consisted of approximately $440,000 to content, approximately $1.2 million to goodwill, $314,000 to brand, $38,000 to mobile software application and $10,000 to trademarks, trade names and domain names.

On April 17, 2015, the Company used the net proceeds from its issuance of its 2022 Notes, along with the 2015 Credit Facility and Comcast Note, to refinance certain indebtedness and finance the previously announced purchase of the membership interests of an affiliate of Comcast Corporation (“Comcast”) in TV One (the “Comcast Buyout”). In connection with the Comcast Buyout, the Company acquired the additional membership interest in TV One for approximately $221.7 million which consisted of approximately $211.1 million in cash paid at closing with a subsequent favorable working capital adjustment of approximately $1.3 million and the issuance of the Comcast Note in the amount of approximately $11.9 million. The Company now owns a 99.6% interest in TV One.

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

Valuation of Broadcasting Licenses

During the second quarter of 2015, the total market revenue growth for certain markets in which we operate was below that used in our 2014 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015. There was no impairment identified as part of this testing. During the first and second quarters of 2014, the total market revenue growth for certain markets in which we operate was below that used in our 2013 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2014, and June 30, 2014. There was no impairment identified as part of this testing. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessments for the quarters ended June 30, 2015 and 2014.

Radio Broadcasting	June 30,	October 1,	June 30,
Licenses	2015 (a)	2014	2014 (a)

Pre-tax impairment charge (in millions)	$—	$—	$—

Discount Rate	9.5%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.3% – 0.9%	0.3% – 1.0%	1.5% - 2.2%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 2.0%	1.0% – 2.0%	2.0%
Mature Market Share Range	6.9% – 25.2%	6.9% – 25.2%	6.4% – 26.9%
Operating Profit Margin Range	30.9% – 48.5%	30.0% – 48.4%	34.8% - 47.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second quarter of 2015, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2015. Similarly, during the first and second quarters of 2014, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim impairment analysis for certain radio market reporting units as of June 30, 2014 and March 31, 2014. No goodwill impairment was identified during the three or six months ended June 30, 2015 and 2014. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessments for the quarters ended June 30, 2015 and 2014.

Goodwill (Radio Market	June 30,	October 1,	June 30,
Reporting Units)	2015 (a)	2014	2014 (a)

Pre-tax impairment charge (in millions)	$–	$–	$–

Discount Rate	9.5%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.7%	0.3% – 1.0%	1.3% - 1.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	2.0%	1.0% - 2.0%	1.5% - 2.0%
Mature Market Share Range	7.4%	7.2% - 19.5%	7.8% - 9.5%
Operating Profit Margin Range	37.0%	26.4% - 52.2%	27.9% - 34.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill Valuation Results

The table below presents the Company’s goodwill carrying values for its four reportable segments.

	Goodwill Carrying Balances
	As of		As of
Reporting Unit	December 31, 2014	Increase (Decrease)	June 30, 2015
		(In thousands)

Radio Broadcasting Segment	$73,535	$—	$73,535

Reach Media Segment	14,354	—	14,354

Internet Segment	22,422	582	23,004

Cable Television Segment	165,044	—	165,044

Total	$275,355	$582	$275,937

The increase to the Internet reporting unit’s goodwill carrying value for the six months ended June 30, 2015, relates to an adjustment of the Company’s purchase accounting related to Global Grind.

4.  LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Senior bank term debt	$—	$368,532
2015 Credit Facility	350,000	—
9.25% Senior Subordinated Notes due February 2020	335,000	335,000
7.375% Senior Secured Notes due April 2022	350,000	—
Comcast Note due April 2019	11,872	—
10% Senior Secured TV One Notes due March 2016	—	119,000
Total debt	1,046,872	822,532
Less: current portion of long-term debt	2,625	3,829
Less: original issue discount	23,299	9,088
Long-term debt, net	$1,020,948	$809,615

2022 Notes and Current Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015 and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, commencing on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, that guarantee any of its new $350.0 million senior secured credit facility (the “2015 Credit Facility”) entered into concurrently with the closing of the Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was 4.78% for the three months ended June 30, 2015. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015.

In connection with the closing of the financing transactions, the Company and the guarantor parties thereto entered into a Fourth Supplemental Indenture to the indenture governing the 2020 Notes. Pursuant to this Fourth Supplemental Indenture, TV One, which previously did not guarantee the 2020 Notes, became a guarantor under the 2020 Notes indentures. In addition, the provisions contained in the Third Supplemental Indenture previously disclosed in the Company’s Current Report on Form 8-K, filed April 1, 2015, which permitted the Company to complete the transactions became operative. The closing of the financing transactions caused a “Triggering Event” (as defined in the 2020 Notes Indenture) under the 2020 Notes Indenture and, as a result, the 2020 Notes became an unsecured obligation of the Company and the subsidiary guarantors and rank equal in right of payment with the Company’s other senior indebtedness.

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its existing senior secured credit facility, refinance $119.0 million in outstanding indebtedness of TV One and TV One Capital Corp. (“Capital Corp.”), finance the previously announced Comcast Buyout and pay the related accrued interest, premiums, fees and expenses associated therewith.

The 2015 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.25 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior leverage ratio of no greater than:

▪	5.85 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(c)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2015, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of June 30, 2015		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$137.5

Pro Forma Last Twelve Months Interest Expense (In millions)	$74.7

Senior Debt (In millions)	$641.0

Interest Coverage
Covenant EBITDA / Interest Expense	1.84	x	1.25	x	0.59	x

Senior Leverage
Senior Secured Debt / Covenant EBITDA	4.66	x	5.85	x	1.19	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

Covenant EBITDA – EBITDA adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of June 30, 2015, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of June 30, 2015, the Company had outstanding approximately $350.0 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company has early adopted ASU 2015-03 during the three months ended June 30, 2015, resulting in approximately $8.3 million of net debt issuance costs presented as a direct deduction to the Company's long-term debt in the consolidated balance sheet as of June 30, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

2011 Credit Facilities

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

Finally, beginning with the quarter ending March 31, 2015, the Second Amendment implemented certain changes to the financial covenants the Company was required to comply with in order to remain in compliance with the terms of the 2011 Credit Agreement.  As noted above, the Company used the net proceeds from the private offering, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, as amended. The Company recorded a loss on retirement of debt of approximately $7.1 million for the three months ended June 30, 2015. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

The 2011 Credit Agreement, as amended on December 19, 2012 and January 21, 2015, contained affirmative and negative covenants that the Company was required to comply with. In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios did not include the operating results or related debt of TV One, but rather included our proportionate share of cash dividends received from TV One for periods presented.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans was payable quarterly and interest on LIBOR loans was payable monthly or quarterly. The base rate was equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement was between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for the first quarter of 2015 prior to the refinancing. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December.

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

During the three and six months ended June 30, 2015, the Company repaid approximately $367.6 million and $368.5 million, respectively, under the 2011 Credit Agreement, as amended. During the three and six months ended June 30, 2014, the Company repaid approximately $2.0 million and $3.0 million, respectively, under the 2011 Credit Agreement, as amended. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company did not make an excess cash flow payment in April 2015. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

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

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of June 30, 2015, the Company had $335.0 million of our 2020 Notes outstanding. During the six months ended June 30, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes bore interest at 10.0% per annum, which was payable monthly, and the entire principal amount was due on March 15, 2016. In connection with the closing of the financing transactions on April 17, 2015, the TV One senior secured notes were repaid.

Comcast Note

The Company also has outstanding our new senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast. The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, 2020 Notes and the Company’s obligations under the 2015 Credit Facility.

Future scheduled minimum principal payments of debt as of June 30, 2015, are as follows:

	Comcast Note due April 2019	2015 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)

July – December 2015	$—	$2,625	$—	$—	$2,625
2016	—	3,500	—	—	3,500
2017	—	3,500	—	—	3,500
2018	—	340,375	—	—	340,375
2019	11,872	—	—	—	11,872
2020	—	—	335,000	—	335,000
2021 and thereafter	—	—	—	350,000	350,000
Total Debt	$11,872	$350,000	$335,000	$350,000	$1,046,872

5.  INCOME TAXES:

The Company recorded tax expense of approximately $18.5 million on a pre-tax loss from continuing operations of approximately $6.2 million for the six months ended June 30, 2015, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the six months ended June 30, 2015, in accordance with ASC 740-270, “Interim Reporting.”

As of June 30, 2015, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2015, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

On April 17, 2015, the Company purchased Comcast’s membership interest in TV One (See Note 2 – Acquisitions and Dispositions) which resulted in approximately $196.7 million of tax basis increase for the assets acquired. The increased ownership of TV One and the resulting increase in the tax basis of the assets, resulted in an adjustment to the deferred tax liability (“DTL”) related to the indefinite-lived assets of TV One. The Company evaluated the DTL and determined that a portion will not reverse within the requisite period and cannot be offset against the deferred tax assets.

6.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In January 2013, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s Board of Directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of June 30, 2015, the Company had $57,000 remaining between the two authorizations with respect to its Class A and Class D common stock. In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee’s or other recipient’s tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three and six months ended June 30, 2015, the Company did not repurchase any Class A Common Stock and executed a Stock Vest Tax Repurchase of 345,293 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $4.12 per share. During the three and six months ended June 30, 2014, the Company did not repurchase any Class A Common Stock or Class D Common Stock.

 Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, a further amendment to the Amended and Restated 2009 Stock Plan. This further amendment increased the authorized plan shares remaining available for grant to 8,250,000 shares of Class D common stock. As of June 30, 2015, 8,231,230 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended June 30, 2015 and 2014, was approximately $1.2 million and $65,000, respectively, and for the six months ended June 30, 2015 and 2014, was approximately $2.8 million and $110,000, respectively.

The Company did not grant stock options during the six months ended June 30, 2015, or during the six months ended June 30, 2014.

Transactions and other information relating to stock options for the three months ended June 30, 2015, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,737,000	$3.12	5.18	$629,440
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	370,000	$12.65
Balance as of June 30, 2015	3,367,000	$2.07	5.22	$4,264,271
Vested and expected to vest at June 30, 2015	3,269,000	$2.05	5.09	$4,223,278
Unvested at June 30, 2015	812,000	$2.75	9.27	$340,898
Exercisable at June 30, 2015	2,555,000	$1.86	3.93	$3,923,373

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended June 30, 2015, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2015. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and six months ended June 30, 2015. The number of options that were exercised during the three and six months ended June 30, 2014 was 92,040. The number of options that vested during the three and six months ended June 30, 2015, were 293,338. The number of options that vested during the three and six months ended June 30, 2014, were 75,300.

As of June 30, 2015, approximately $2.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 12.1 months. The stock option weighted-average fair value per share was $1.40 at June 30, 2015.

The Company granted 68,680 shares of restricted stock during the three and six months ended June 30, 2015. Each of the five non-executive directors received 13,736 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2015. As noted above, during the year ended December 31, 2014, 2,424,000 restricted shares were issued to the Company’s Executives and LTIP participants. During the years ended December 31, 2014 and 2013, respectively, 56,050 and 109,645 shares of restricted stock were issued to the Company’s non-executive directors as a part of their 2013 and 2014 compensation packages. Each of the five non-executive directors received 11,210 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2014 and 21,929 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2013. All of the grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2015, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2014	2,535,000	$2.78
Grants	69,000	$3.64
Vested	(958,000)	$2.77
Forfeited/cancelled/expired	(50,000)	$2.75
Unvested at June 30, 2015	1,596,000	$2.82

The vested portion of restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2015, approximately $4.8 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 12.3 months.

7.  SEGMENT INFORMATION:

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

Detailed segment data for the three and six month periods ended June 30, 2015 and 2014, is presented in the following tables:

	Three Months Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$53,243	$55,773
Reach Media	18,315	10,099
Internet	4,516	5,909
Cable Television	45,594	37,984
Corporate/Eliminations/Other	(1,847)	(1,351)
Consolidated	$119,821	$108,414

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$32,993	$32,781
Reach Media	16,278	10,343
Internet	5,205	5,756
Cable Television	25,572	23,409
Corporate/Eliminations/Other	6,006	4,539
Consolidated	$86,054	$76,828

Depreciation and Amortization:
Radio Broadcasting	$1,169	$1,283
Reach Media	268	286
Internet	473	606
Cable Television	6,542	6,532
Corporate/Eliminations/Other	528	529
Consolidated	$8,980	$9,236

Operating income (loss):
Radio Broadcasting	$19,081	$21,709
Reach Media	1,769	(530)
Internet	(1,162)	(453)
Cable Television	13,480	8,043
Corporate/Eliminations/Other	(8,381)	(6,419)
Consolidated	$24,787	$22,350

	June 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$813,528	$807,760
Reach Media	38,348	36,376
Internet	32,071	33,375
Cable Television	477,729	464,661
Corporate/Eliminations/Other	22,421	49,522
Consolidated	$1,384,097	$1,391,694

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$98,212	$105,408
Reach Media	29,022	26,815
Internet	10,260	12,353
Cable Television	91,327	77,678
Corporate/Eliminations/Other	(3,237)	(2,768)
Consolidated	$225,584	$219,486

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$63,922	$64,715
Reach Media	24,980	26,921
Internet	10,915	12,046
Cable Television	55,361	49,800
Corporate/Eliminations/Other	11,958	9,317
Consolidated	$167,136	$162,799

Depreciation and Amortization:
Radio Broadcasting	$2,325	$2,591
Reach Media	532	577
Internet	1,112	1,232
Cable Television	13,046	13,074
Corporate/Eliminations/Other	1,053	1,032
Consolidated	$18,068	$18,506

Operating income (loss):
Radio Broadcasting	$31,965	$38,102
Reach Media	3,510	(683)
Internet	(1,767)	(925)
Cable Television	22,920	14,804
Corporate/Eliminations/Other	(16,248)	(13,117)
Consolidated	$40,380	$38,181

 8. COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2015, and as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.5 million and $2.4 million for the three month periods ended June 30, 2015 and 2014, respectively, and approximately $5.0 million and $4.7 million for the six month periods ended June 30, 2015 and 2014, respectively.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or shares of registered Class D common stock of Radio One, at the discretion of Radio One.

9.  SUBSEQUENT EVENTS:

On July, 22, 2015, TV One executed an extension of its cable television affiliation agreement with AT&T U-verse.

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

Interactive One derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages)  are delivered, when “click through” purchases are made or leads are generated, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily based on fixed contractual monthly fees or as a share of the third party’s reported revenue.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Percentage of net revenue generated by radio broadcasting segment	44.4%	51.4%	43.5%	48.0%

Percentage of net revenue generated by Reach Media segment	15.3%	9.3%	12.9%	12.2%

Percentage of net revenue generated by internet segment	3.8%	5.5%	4.5%	5.6%

Percentage of net revenue generated by cable television segment	38.1%	35.0%	40.5%	35.4%

Percentage of net revenue generated by corporate/eliminations	(1.5)%	(1.2)%	(1.4)%	(1.3)%

Reach’s Media’s net revenue increased for the quarter ended June 30, 2015, compared to the same period in 2014 due primarily to the timing of the “Tom Joyner Fantastic Voyage” which was held in the first quarter of 2014 and held in the second quarter of 2015. National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart shows net revenue generated from our core radio business as a percentage of consolidated net revenue. In addition, it shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	45.0%	52.0%	44.1%	48.5%

Percentage of core radio business generated from local advertising	60.2%	63.8%	62.2%	63.5%

Percentage of core radio business generated from national advertising, including network advertising	31.4%	30.4%	31.7%	30.6%

The following charts show our net revenue (and sources) and adjusted net revenue (and sources) for the three and six month periods ended June 30, 2015:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(Unaudited)
Net Revenue:
Radio Advertising	$56,109	$59,787	$(3,678)	-6.2%
Political Advertising	449	796	(347)	-43.6%
Digital Advertising	5,811	7,199	(1,388)	-19.3%
Cable Television Advertising	20,608	18,131	2,477	13.7%
Cable Television Affiliate Fees	24,975	19,667	5,308	27.0%
Event Revenues & Other	11,869	2,834	9,035	318.8%

Net Revenue (as reported)	$119,821	$108,414	$11,407	10.5%

Adjusted for timing change of Fantastic Voyage and Women's Empowerment. The reconciliation of Adjusted Net Revenue to Net Revenue is as follows:

Radio Advertising	$56,109	$59,787	$(3,678)	-6.2%
Political Advertising	449	796	(347)	-43.6%
Digital Advertising	5,811	7,199	(1,388)	-19.3%
Cable Television Advertising	20,608	18,131	2,477	13.7%
Cable Television Affiliate Fees	24,975	19,667	5,308	27.0%
Event Revenues & Other	11,869	10,882	987	9.1%

Adjusted Net Revenue	119,821	116,462	3,359	2.9%

Timing adjustment related to promotional events	-	(8,048)	8,048	-100.0%

Net Revenue (as reported)	$119,821	$108,414	$11,407	10.5%

Adjusted Net Revenue consists of gross revenue, net of local and national agency and outside sales representative commissions, net of a timing adjustment related to promotional events.

	Six Months Ended June 30,
	2015	2014	$ Change
	(Unaudited)

Radio Advertising	$107,393	$114,081	$(6,688)	-5.9%
Political Advertising	505	1,156	(651)	-56.3%
Digital Advertising	13,002	14,858	(1,856)	-12.5%
Cable Television Advertising	41,815	37,420	4,395	11.7%
Cable Television Affiliate Fees	49,386	39,848	9,538	23.9%
Event Revenues & Other	13,483	12,123	1,360	11.2%

Adjusted Net Revenue	$225,584	$219,486	$6,098	2.8%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except margin data)
	(Unaudited)
Net revenue	$119,821	$108,414	$225,584	$219,486
Station operating income	46,914	41,049	83,811	76,236
Station operating income margin	39.2%	37.9%	37.2%	34.7%
Consolidated net loss attributable to common stockholders	$(13,039)	$(10,816)	$(31,528)	$(35,999)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, unaudited)
Consolidated net loss attributable to common stockholders	$(13,039)	$(10,816)	$(31,528)	$(35,999)
Add back non-station operating income items included in consolidated net loss:
Interest income	(28)	(81)	(35)	(134)
Interest expense	20,019	19,255	39,264	41,118
Provision for income taxes	9,942	8,605	18,472	17,183
Corporate selling, general and administrative, excluding stock-based compensation	11,949	9,398	22,584	19,439
Stock-based compensation	1,198	65	2,779	110
Loss on retirement of debt	7,091	—	7,091	5,679
Other expense (income), net	437	(21)	285	45
Depreciation and amortization	8,980	9,236	18,068	18,506
Noncontrolling interests in income of subsidiaries	365	5,408	6,831	10,289
Station operating income	$46,914	$41,049	$83,811	$76,236

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(13,039)	$(10,816)	$(31,528)	$(35,999)
Add back non-station operating income items included in consolidated net loss:
Interest income	(28)	(81)	(35)	(134)
Interest expense	20,019	19,255	39,264	41,118
Provision for income taxes	9,942	8,605	18,472	17,183
Depreciation and amortization	8,980	9,236	18,068	18,506
EBITDA	$25,874	$26,199	$44,241	$40,674
Stock-based compensation	1,198	65	2,779	110
Loss on retirement of debt	7,091	—	7,091	5,679
Other expense (income), net	437	(21)	285	45
Noncontrolling interests in income of subsidiaries	365	5,408	6,831	10,289
Employment Agreement Award and incentive plan award expenses*	1,094	632	1,462	1,691
Adjusted EBITDA	$36,059	$32,283	$62,689	$58,488

* The Company modified the definition of Adjusted EBITDA during 2014 for the inclusion of Employment Agreement Award and incentive plan award expenses. All prior periods have been reclassified to conform to current period presentation.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 (In thousands)

	Three Months Ended June 30,
	2015	2014	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$119,821	$108,414	$11,407	10.5%
Operating expenses:
Programming and technical, excluding stock-based compensation	31,425	33,920	(2,495)	(7.4)
Selling, general and administrative, excluding stock-based compensation	41,482	33,445	8,037	24.0
Corporate selling, general and administrative, excluding stock-based compensation	11,949	9,398	2,551	27.1
Stock-based compensation	1,198	65	1,133	1,743.1
Depreciation and amortization	8,980	9,236	(256)	(2.8)
Total operating expenses	95,034	86,064	8,970	10.4
Operating income	24,787	22,350	2,437	10.9
Interest income	28	81	(53)	(65.4)
Interest expense	20,019	19,255	764	4.0
Loss on retirement of debt	7,091	—	7,091	100.0
Other expense (income), net	437	(21)	(458)	(2,181.0)
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(2,732)	3,197	(5,929)	(185.5)
Provision for income taxes	9,942	8,605	1,337	15.5
Consolidated net loss	(12,674)	(5,408)	(7,266)	(134.4)
Net income attributable to noncontrolling interests	365	5,408	(5,043)	(93.3)
Net loss attributable to common stockholders	$(13,039)	$(10,816)	$(2,223)	(20.6)%

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$119,821	$108,414	$11,407	10.5%

During the three months ended June 30, 2015, we recognized approximately $119.8 million in net revenue compared to approximately $108.4 million during the same period in 2014. These amounts are net of agency and outside sales representative commissions, which were approximately $7.1 million during the three months ended June 30, 2015, compared to approximately $8.0 million for the comparable period in 2014 with continued declines in net revenue in our four largest markets. Net revenues from our radio broadcasting segment for the quarter ended June 30, 2015, decreased 4.5% from the same period in 2014. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh which no longer participate in Miller Kaplan) decreased 1.6% in total revenues. We experienced net revenue growth in certain markets (most significantly in our Dallas, Philadelphia, Raleigh and St. Louis markets); however, this growth was offset by declines in other markets (with our Atlanta, Baltimore, Columbus, Detroit, Houston, Indianapolis and Washington D.C. markets experiencing the most significant declines). Reach Media’s net revenues increased 81.4% in the second quarter 2015, compared to the same period in 2014, primarily attributable to the timing of the “Tom Joyner Fantastic Voyage” which took place during the second quarter of 2015 versus being held during the first quarter of 2014. The event generated revenue of approximately $8.6 million for Reach Media during the second quarter of 2015. Adjusting for the timing difference for the “Tom Joyner Fantastic Voyage,” Reach Media’s revenue increased 9.6% for the quarter ended June 30, 2015, compared to the same period in 2014. This increase was primarily due to higher revenues generated from the “Tom Joyner Fantastic Voyage” in 2015 compared to 2014. We recognized approximately $45.6 million of revenue from our cable television segment during the three months ended June 30, 2015, compared to approximately $38.0 million for the same period in 2014, the increase due primarily from higher advertising demand and an increase in subscriber rates for certain affiliates. Finally, net revenues for our internet business decreased 23.6% for the three months ended June 30, 2015, compared to the same period in 2014 due to a decline in alliance revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$31,425	$33,920	$(2,495)	(7.4)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The decrease in programming and technical expenses for the quarter ended June 30, 2015, compared to the same period in 2014 is due primarily to Reach Media’s decrease in talent compensation as a result of renegotiated contracts. Talent compensation costs at Reach Media decreased by approximately $1.9 million for the three months ended June 30, 2015, compared to the same period in 2014.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$41,482	$33,445	$8,037	24%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increased expense for the three months ended June 30, 2015, compared to the same period in 2014 was due primarily to timing of Reach Media’s “Tom Joyner Fantastic Voyage,” held during the second quarter of 2015 and the first quarter of 2014. Reach Media incurred approximately $7.5 million of selling, general and administrative expenses associated with the event.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$11,949	$9,398	$2,551	27.1%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in corporate expenses was due to an increase in our radio broadcasting and cable segments. The radio broadcasting segment generated an increase of approximately $866,000 primarily due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the Employment Agreement Award element in his employment agreement. Our cable television segment generated an increase in expense of approximately $1.4 million primarily due to an increase in allowance for doubtful accounts and management compensation for the three months ended June 30, 2015 compared to the same period in 2014.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$1,198	$65	$1,133	1,743.1%

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

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$8,980	$9,236	$(256)	(2.8)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2015, was due to the completion of useful lives for certain assets.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$20,019	$19,255	$764	4.0%

Interest expense increased to approximately $20.0 million for the quarter ended June 30, 2015, compared to approximately $19.3 million for the same period in 2014. On April 17, 2015, the Company’s 2011 Credit Agreement, as amended, and TV One notes were paid off, with balances of $367.6 million and $119.0 million, respectively. The payoffs were achieved by the Company entering into its new $350.0 million 2015 Credit Facility, issuing the 2022 Notes in an aggregate principal amount of $350.0 million and the Comcast Note in the aggregate principal amount of approximately $11.9 million.

Loss on retirement of debt

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$7,091	$—	$7,091	100.0%

The loss on retirement of debt of approximately $7.1 million for the three months ended June 30, 2015, was due to the retirement of the 2011 Credit Agreement, as amended, and payoff of the TV One Notes during the first quarter. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

Provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$9,942	$8,605	$1,337	15.5%

For the three months ended June 30, 2015, and 2014 the provision for income taxes was approximately $9.9 million and $8.6 million, respectively, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. The Comcast Buyout and the tax related effects resulted in an increase in the indefinite-lived intangible assets and the associated DTL.

Noncontrolling interests in income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2015	2014
$365	$5,408	$(5,043)	(93.3)%

The decrease in noncontrolling interests in income of subsidiaries is due primarily to a change in ownership percentage of TV One.

Other Data

Station operating income

Station operating income increased to approximately $46.9 million for the three months ended June 30, 2015, compared to approximately $41.0 million for the comparable period in 2014, an increase of $5.9 million or 14.3%. This increase was primarily due to higher Reach Media and our cable segment operating income for the three months ended June 30, 2015, versus the same period in 2014. Reach Media generated approximately $3.2 million of station operating income during the quarter ended June 30, 2015, compared to $875,000 during the quarter ended June 30, 2014, primarily due to the timing of the “Tom Joyner Fantastic Voyage” held during the second quarter of 2015, as well as a decrease in talent compensation as a result of renegotiated contracts. Our cable segment generated approximately $23.5 million of station operating income during the quarter ended June 30, 2015, compared to $16.4 million during the quarter ended June 30, 2014, with the increase due primarily to greater advertising demand and an increase in subscriber rates for certain affiliates. These increases in station operating income were partially offset by a decrease in radio broadcasting segment station operating income. The decrease from the radio broadcasting segment was due primarily to continued declines in net revenue in our four largest markets.

Station operating income margin

Station operating income margin increased to 39.2% for the three months ended June 30, 2015, from 37.9% for the comparable period in 2014. The margin increase was primarily attributable to Reach Media’s higher station operating margin of 17.3% for the three months ended June 30, 2015, compared to 8.7% for the three months ended June 30, 2014, primarily due to the timing of the “Tom Joyner Fantastic Voyage” held during the second quarter of 2015, as well as a decrease in talent compensation as a result of renegotiated contracts. The margin increase was also attributable to the cable television segment’s higher station operating margin of 51.6% for the three months ended June 30, 2015, compared to 35.0% for the three months ended June 30, 2014, primarily due to increased revenue, as noted above. These increases were partially offset by our radio broadcasting segment lower station operating income noted above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014 (In thousands)

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$225,584	$219,486	$6,098	2.8%
Operating expenses:
Programming and technical, excluding stock-based compensation	65,882	69,192	(3,310)	(4.8)
Selling, general and administrative, excluding stock-based compensation	75,891	74,058	1,833	2.5
Corporate selling, general and administrative, excluding stock-based compensation	22,584	19,439	3,145	16.2
Stock-based compensation	2,779	110	2,669	2,426.4
Depreciation and amortization	18,068	18,506	(438)	(2.4)
Total operating expenses	185,204	181,305	3,899	2.2
Operating income	40,380	38,181	2,199	5.8
Interest income	35	134	(99)	(73.9)
Interest expense	39,264	41,118	(1,854)	(4.5)
Loss on retirement of debt	7,091	5,679	1,412	24.9
Other expense (income), net	285	45	240	533.3
Loss before provision for income taxes, and noncontrolling interests in income of subsidiaries	(6,225)	(8,527)	2,302	27.0
Provision for income taxes	18,472	17,183	1,289	7.5
Consolidated net loss	(24,697)	(25,710)	1,013	3.9
Net income attributable to noncontrolling interests	6,831	10,289	(3,458)	(33.6)
Net loss attributable to common stockholders	$(31,528)	$(35,999)	$4,471	12.4%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$225,584	$219,486	$6,098	2.8%

During the six months ended June 30, 2015, we recognized approximately $225.6 million in net revenue compared to approximately $219.5 million during the same period in 2014. These amounts are net of agency and outside sales representative commissions, which were approximately $13.6 million during the six months ended 2015, compared to approximately $15.3 million during the same period in 2014. Net revenues from our radio broadcasting segment for the six months ended June 30, 2015, decreased 6.8% from the same period in 2014, primarily to continued declines in net revenue in our four largest markets. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 2.9% in total revenues. We experienced net revenue growth in certain markets (most significantly in our Dallas, Philadelphia and St. Louis markets); however, this growth was offset by declines in other markets (with our Atlanta, Baltimore, Columbus, Houston, Indianapolis and Washington, DC markets experiencing the most significant net revenue declines). Reach Media’s net revenues increased 8.2% in the six months ended June 30, 2015, compared to the same period in 2014, due primarily to better performance at the annual promotional event. We recognized approximately $91.3 million and $77.7 million of revenue from our cable television segment during the six months ended June 30, 2015, and 2014, respectively, due primarily from higher advertising demand and an increase in rates for certain affiliates. Net revenue for our internet business decreased 16.9% for the six months ended June 30, 2015, compared to the same period in 2014, due to decreases in alliance revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$65,882	$69,192	$(3,310)	(4.8)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The decreased expense for the six months ended June 30, 2015, compared to the same period in 2014 is primarily due to our radio broadcasting and Reach Media segments, which partially offsets an increase in expenses from our cable television segment. The decrease in expenses from our radio broadcasting segment is primarily due to lower employee compensation costs associated with format changes in our Houston market. The decrease in programming and technical expenses from our Reach Media segment is due to a decrease in talent compensation as a result of renegotiated contracts of approximately $3.9 million. Approximately $32.2 million of our consolidated programming and technical operating expenses were incurred by TV One for the six months ended June 30, 2015, versus approximately $29.7 million for the same period in 2014. Of this total amount incurred by TV One, approximately $25.7 million and $24.6 million, respectively, relates specifically to program content expense. The increase in program content expense was a result of certain series and movie premieres for which there were no similar events in the comparable periods in 2014. In addition, TV One incurred higher research costs during the six months ended June 30, 2015 compared to the same period in 2014.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$75,891	$74,058	$1,833	2.5%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The majority of the increase in selling, general and administrative expenses is from our Reach Media segment’s annual promotional event, the “Tom Joyner Fantastic Voyage.” That event generated expenses of approximately $7.5 million during the second quarter of 2015 and generated expenses of approximately $5.8 million during the first quarter of 2014.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$22,584	$19,439	$3,145	16.2%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the Employment Agreement Award element in his employment agreement. In addition, there were higher management employee compensation costs and allowance for doubtful accounts at our cable television segment.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$2,779	$110	$2,669	2,426.4%

On September 30, 2014, the Compensation Committee of the Board of Directors of the Company approved the principal terms of new employment agreements for each of the Company’s named executive officers which included the granting of 2,014,000 restricted shares and 1,105,000 stock options effective October 6, 2014, under an LTIP. Also effective October 6, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the Company’s LTIP. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for which awards are expected to vest.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$18,068	$18,506	$(438)	(2.4)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2015, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$39,264	$41,118	$(1,854)	(4.5)%

Interest expense decreased to approximately $39.3 million for the six months ended June 30, 2015, compared to approximately $41.1 million for the same period in 2014. On April 17, 2015, the Company’s 2011 Credit Agreement, as amended, and TV One notes were paid off, with balances of $367.6 million and $119.0 million, respectively. The payoffs were achieved by the Company entering into its new $350.0 million 2015 Credit Facility, issuing the 2022 Notes in an aggregate principal amount of $350.0 million and the Comcast Note in the aggregate principal amount of approximately $11.9 million.

Loss on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$7,091	$5,679	$1,412	24.9%

The loss on retirement of debt of approximately $7.1 million for the six months ended June 30, 2015, was due to the retirement of the 2011 Credit Agreement and payoff of the TV One Notes during the first quarter. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions. The loss on retirement of debt of approximately $5.7 million for the six months ended June 30, 2014, was due to the retirement of the 2016 Notes during the first quarter. This amount included a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

Provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$18,472	$17,183	$1,289	7.5%

For the six months ended June 30, 2015 and 2014, the provision for income taxes was approximately $18.5 million and $17.2 million, respectively, primarily related to the DTL for indefinite-lived intangible assets. The Comcast Buyout and tax related effects resulted in an increase in the indefinite-lived intangible assets and the associated DTL.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2015	2014
$6,831	$10,289	$(3,458)	(33.6)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to a change in ownership percentage of TV One.

Other Data

Station operating income

Station operating income increased to approximately $83.8 million for the six months ended June 30, 2015, compared to approximately $76.2 million for the comparable period in 2014, an increase of $7.6 million or 9.9%. This increase was due to higher station operating income at our Reach Media and cable television segments, partially offset by a decrease of station operating income at our radio broadcasting segment. Reach Media generated approximately $6.4 million of station operating income during the six months ended June 30, 2015, compared to $2.3 million during the six months ended June 30, 2014, with the increase due primarily to lower programming and technical expenses associated with a decrease in talent compensation as a result of renegotiated contracts. TV One generated approximately $42.4 million of station operating income during the six months ended June 30, 2015, compared to $31.8 million during the six months ended June 30, 2014, with the increase due primarily to increased advertising and affiliate revenues. The radio broadcasting segment generated approximately $34.4 million of station operating income during the six months ended June 30, 2015, compared to $40.7 million during the six months ended June 30, 2014, with the decrease due primarily to net revenue declines at four of our largest markets.

Station operating income margin

Station operating income margin increased to 37.2% for the six months ended June 30, 2015, from 34.7% for the comparable period in 2014. The margin increase was primarily attributable to TV One’s and Reach Media’s greater operating income noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

2022 Notes and Current Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015 and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, commencing on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, that guarantee any of its new $350.0 million senior secured credit facility (the “2015 Credit Facility”) entered into concurrently with the closing of the Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was 4.78% for the three months ended June 30, 2015. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015.

In connection with the closing of the financing transactions, the Company and the guarantor parties thereto entered into a Fourth Supplemental Indenture to the indenture governing the 2020 Notes. Pursuant to this Fourth Supplemental Indenture, TV One, which previously did not guarantee the 2020 Notes, became a guarantor under the 2020 Notes indentures. In addition, the provisions contained in the Third Supplemental Indenture previously disclosed in the Company’s Current Report on Form 8-K, filed April 1, 2015, which permitted the Company to complete the transactions became operative. The closing of the financing transactions caused a “Triggering Event” (as defined in the 2020 Notes Indenture) under the 2020 Notes Indenture and, as a result, the 2020 Notes became an unsecured obligation of the Company and the subsidiary guarantors and rank equal in right of payment with the Company’s other senior indebtedness.

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its existing senior secured credit facility, refinance $119.0 million in outstanding indebtedness of TV One and TV One Capital Corp. (“Capital Corp.”), finance the previously announced purchase of the membership interests of an affiliate of Comcast Corporation (“Comcast”) in TV One (the “Comcast Buyout”) and pay the related accrued interest, premiums, fees and expenses associated therewith.

The 2015 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.25 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior leverage ratio of no greater than:

▪	5.85 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(c)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2015, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of June 30, 2015		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$137.5

Pro Forma Last Twelve Months Interest Expense (In millions)	$74.7

Senior Debt (In millions)	$641.0

Interest Coverage
Covenant EBITDA / Interest Expense	1.84	x	1.25	x	0.59	x

Senior Leverage
Senior Secured Debt / Covenant EBITDA	4.66	x	5.85	x	1.19	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

Covenant EBITDA – EBITDA adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of June 30, 2015, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of June 30, 2015, the Company had outstanding approximately $350.0 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. The Company has early adopted ASU 2015-03 during the three months ended June 30, 2015, resulting in approximately $8.3 million of net debt issuance costs presented as a direct deduction to the Company's long-term debt in the consolidated balance sheet as of June 30, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

2011 Credit Facilities

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

Finally, beginning with the quarter ending March 31, 2015, the Second Amendment implemented certain changes to the financial covenants the Company was required to comply with in order to remain in compliance with the terms of the 2011 Credit Agreement.  As noted above, the Company used the net proceeds from the private offering, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, as amended. The Company recorded a loss on retirement of debt of approximately $7.1 million for the three months ended June 30, 2015. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

The 2011 Credit Agreement, as amended on December 19, 2012 and January 21, 2015, contained affirmative and negative covenants that the Company was required to comply with. In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios did not include the operating results or related debt of TV One, but rather included our proportionate share of cash dividends received from TV One for periods presented.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans was payable quarterly and interest on LIBOR loans was payable monthly or quarterly. The base rate was equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement was between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for the first quarter of 2015 prior to the refinancing. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December.

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

During the three and six months ended June 30, 2015, the Company repaid approximately $367.6 million and $368.5 million, respectively, under the 2011 Credit Agreement, as amended. During the three and six months ended June 30, 2014, the Company repaid approximately $2.0 million and $3.0 million, respectively, under the 2011 Credit Agreement, as amended. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company did not make an excess cash flow payment in April 2015. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

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

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Issuer's other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts currently outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of June 30, 2015, the Company had $335.0 million of our 2020 Notes outstanding. During the six months ended June 30, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011. The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes bore interest at 10.0% per annum, which was payable monthly, and the entire principal amount was due on March 15, 2016. In connection with the closing of the financing transactions on April 17, 2015, the TV One senior secured notes were repaid.

Comcast Note

The Company also has outstanding our new senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast. The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, 2020 Notes and the Company’s obligations under the 2015 Credit Facility.

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2015:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

2015 Credit Facility, net of original issue discount (at variable rates)(1)	$336.3	4.78%
9.25% Senior Subordinated Notes, net of original issue discount (fixed rate)	$331.4	9.25%
7.375% Senior Secured Notes, net of original issue discount (fixed rate)	$343.9	7.375%
Comcast Note due April 2019 (fixed rate)	$11.9	10.47%

(1)	Subject to variable Libor plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2015 and 2014:

	2015	2014
	(In thousands)
Net cash flows provided by operating activities	$28,128	$25,254
Net cash flows used in investing activities	$(216,441)	$(11,146)
Net cash flows provided by (used in) financing activities	$180,999	$(10,765)

Net cash flows provided by operating activities were approximately $28.1 million and $25.3 million for the six months ended June 30, 2015 and 2014, respectively. Cash flow from operating activities for the six months ended June 30, 2015, increased from the prior period primarily due to the impact of increases in various accrued liabilities.

Net cash flows used in investing activities were approximately $216.4 million and $11.1 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $4.5 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively. Proceeds from sales of investment securities were approximately $3.5 million and $26,000 for the six months ended June 30, 2015 and 2014, respectively. Purchases of investment securities were $591,000 and $901,000 for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, the Company paid approximately $209.9 million to purchase the additional membership interest in TV One and paid approximately $5.0 million for the cost method investment in MGM. During the six months ended June 30, 2014, the Company paid approximately $7.1 million to complete the acquisition of Gaffney.

Net cash flows provided by financing activities were approximately $181.0 million compared to net cash flows used in financing activities of approximately $10.8 million for the six months June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the Company repaid approximately $368.5 million and $330.0 million, respectively, in outstanding debt. In addition, during the six months ended June 30, 2015, the Company repaid approximately $119.0 million in TV One senior secured notes. During the six months ended June 30, 2015, we borrowed approximately $350.0 million in 7.375% Senior Secured Notes due 2022 and approximately $350.0 million in new 2015 Credit Facility. During the six months ended June 30, 2014, we borrowed approximately $335.0 million in 9.25% Senior Subordinated Notes due 2020. During the six months ended June 30, 2015 and 2014, respectively, we paid debt costs of approximately $23.5 million and $4.5 million. During the six months ended June 30, 2015, we repurchased approximately $1.4 million of our Class D Common Stock. TV One paid approximately $5.7 million and $9.8 million in dividends to noncontrolling interest shareholders for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, the Company paid a net premium of $827,000 associated with the call premium to refinance the credit facility. The Company paid a net premium of approximately $1.6 million during the six months ended June 30, 2014 to retire the 2016 Notes.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2015, we had approximately $666.8 million in broadcast licenses and $275.9 million in goodwill, which totaled $942.7 million, and represented approximately 68.1% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three or six months ended June 30, 2015 or 2014.

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

Valuation of Broadcasting Licenses

During the second quarter of 2015, the total market revenue growth for certain markets in which we operate was below that used in our 2014 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015. There was no impairment identified as part of this testing. During the first and second quarters of 2014, the total market revenue growth for certain markets in which we operate was below that used in our 2013 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2014, and June 30, 2014. There was no impairment identified as part of this testing. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessments for the quarters ended June 30, 2015 and 2014.

Radio Broadcasting	June 30,	October 1,	June 30,
Licenses	2015 (a)	2014	2014 (a)

Pre-tax impairment charge (in millions)	$—	$—	$—

Discount Rate	9.5%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.3% – 0.9%	0.3% – 1.0%	1.5% - 2.2%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 2.0%	1.0% – 2.0%	2.0%
Mature Market Share Range	6.9% – 25.2%	6.9% – 25.2%	6.4% – 26.9%
Operating Profit Margin Range	30.9% – 48.5%	30.0% – 48.4%	34.8% - 47.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second quarter of 2015, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2015. Similarly, during the first and second quarters of 2014, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim impairment analysis for certain radio market reporting units as of June 30, 2014 and March 31, 2014. No goodwill impairment was identified during the three or six months ended June 30, 2015 and 2014. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessments for the quarters ended June 30, 2015 and 2014.

Goodwill (Radio Market	June 30,	October 1,	June 30,
Reporting Units)	2015 (a)	2014	2014 (a)

Pre-tax impairment charge (in millions)	$–	$–	$–

Discount Rate	9.5%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.7%	0.3% – 1.0%	1.3% - 1.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	2.0%	1.0% - 2.0%	1.5% - 2.0%
Mature Market Share Range	7.4%	7.2% - 19.5%	7.8% - 9.5%
Operating Profit Margin Range	37.0%	26.4% - 52.2%	27.9% - 34.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has early adopted ASU 2015-03 during the three months ended June 30, 2015, resulting in approximately $8.3 million of net debt issuance costs presented as a direct deduction to the Company's long-term debt in the consolidated balance sheet as of June 30, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank term debt as part of our 2015 Credit Facility in the amount of $350.0 million that matures on December 31, 2018. We also have outstanding $335.0 million in our 9.25% Senior Subordinated Notes due February 2020 and $350.0 million in our 7.375% Senior Secured Notes due April 2022. Finally, we also have outstanding our new senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast. The note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019. See “Liquidity and Capital Resources” and Note 4 – Long-Term Debt, in the notes to the consolidated financial statements.

 Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2015, and as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.5 million and $2.4 million for the three month periods ended June 30, 2015 and 2014, respectively, and approximately $5.0 million and $4.7 million for the six month periods ended June 30, 2015 and 2014, respectively.

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

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or shares of registered Class D common stock of Radio One, at the discretion of Radio One.

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Remainder of 2015	2016	2017	2018	2019	2020 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$15,494	$30,988	$30,988	$30,988	$30,988	$338,443	$477,889
7.375% Senior Secured Notes(1)	12,906	25,813	25,813	25,813	25,813	409,154	525,312
Credit facilities(2)	10,306	20,097	19,930	357,512	—	—	407,845
Other operating contracts / agreements(3)	39,913	29,182	15,611	1,986	511	19,732	106,935
Operating lease obligations	5,235	10,400	9,695	6,210	5,183	18,188	54,911
Senior Unsecured Note(4)	622	1,243	1,243	1,243	12,086	—	16,437
Total	$84,476	$117,723	$103,280	$423,752	$74,581	$785,517	$1,589,329

(1)	Includes interest obligations based on current effective interest rate on senior subordinated and secured notes outstanding as of June 30, 2015.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2015.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating and investment agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents our new senior unsecured promissory note issued on April 17, 2015 in the aggregate principal amount of approximately $11.9 million due to Comcast. The note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”), and updated in our Current Report on Form 10-Q for the quarter ended March 31, 2015, filed May 4, 2015, which could materially affect our business, financial condition or future results. The risks described in our 2014 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

August 7, 2015

