Form 10-Q
period 2015-09-30
RADIO ONE, INC.
filed 2015-11-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer   ☐     Accelerated filer   ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Class A Common Stock, $.001 Par Value	2,121,198
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	41,979,350

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$115,893	$112,171	$341,477	$331,657
OPERATING EXPENSES:
Programming and technical	32,785	36,520	98,667	105,712
Selling, general and administrative, including stock-based compensation of $82 and $5, and $259 and $15, respectively	41,004	37,011	117,072	111,079
Corporate selling, general and administrative, including stock-based compensation of $934 and $56, and $3,536 and $156, respectively	12,190	9,901	37,376	29,440
Depreciation and amortization	8,277	9,179	26,345	27,685
Impairment of long-lived assets	14,545	—	14,545	—
Total operating expenses	108,801	92,611	294,005	273,916
Operating income	7,092	19,560	47,472	57,741
INTEREST INCOME	33	40	68	174
INTEREST EXPENSE	20,356	19,350	59,620	60,468
LOSS ON RETIREMENT OF DEBT	—	—	7,091	5,679
OTHER EXPENSE (INCOME), net	(39)	(29)	246	16
(Loss) income before provision for income taxes and noncontrolling interests in income of subsidiaries	(13,192)	279	(19,417)	(8,248)
PROVISION FOR INCOME TAXES	4,439	9,037	22,911	26,220
CONSOLIDATED NET LOSS	(17,631)	(8,758)	(42,328)	(34,468)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	514	4,462	7,345	14,751
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,145)	$(13,220)	$(49,673)	$(49,219)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.38)	$(0.28)	$(1.04)	$(1.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	48,220,262	47,601,371	47,963,763	47,502,733

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
	(In thousands)

CONSOLIDATED NET LOSS	$(17,631)	$(8,758)	$(42,328)	$(34,468)
NET CHANGE IN UNREALIZED (LOSS) GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	—	(25)	115	129
COMPREHENSIVE LOSS	(17,631)	(8,783)	(42,213)	(34,339)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	514	4,462	7,345	14,751
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,145)	$(13,245)	$(49,558)	$(49,090)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,158	$67,781
Trade accounts receivable, net of allowance for doubtful accounts of $6,426 and $3,975, respectively	100,329	96,426
Prepaid expenses	6,741	6,910
Current portion of content assets	31,018	25,615
Other current assets	4,023	5,185
Total current assets	201,269	201,917
CONTENT ASSETS, net	41,464	42,715
PROPERTY AND EQUIPMENT, net	30,028	30,977
GOODWILL	261,392	275,355
RADIO BROADCASTING LICENSES	666,797	666,797
LAUNCH ASSETS, net	1,260	2,640
OTHER INTANGIBLE ASSETS, net	147,307	167,651
OTHER ASSETS	13,771	3,642
Total assets	$1,363,288	$1,391,694
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,623	$6,602
Accrued interest	15,932	12,226
Accrued compensation and related benefits	11,744	8,729
Current portion of content payables	14,743	15,043
Other current liabilities	18,820	16,124
Current portion of long-term debt	2,625	3,829
Total current liabilities	67,487	62,553
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	1,021,322	809,615
CONTENT PAYABLES, net of current portion	8,547	14,579
OTHER LONG-TERM LIABILITIES	27,757	21,076
DEFERRED TAX LIABILITIES, net	275,075	252,463
Total liabilities	1,400,188	1,160,286

REDEEMABLE NONCONTROLLING INTERESTS	10,725	10,836

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,123,698 and 2,249,809 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,976,850 and 42,102,352 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	42	42
Accumulated other comprehensive loss	—	(115)
Additional paid-in capital	988,822	1,006,635
Accumulated deficit	(1,037,345)	(987,672)
Total stockholders’ (deficit) equity	(48,473)	18,898
Noncontrolling interest	848	201,674
Total (deficit) equity	(47,625)	220,572
Total liabilities, redeemable noncontrolling interests and equity	$1,363,288	$1,391,694

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Deficit)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	(In Thousands)
BALANCE, as of December 31, 2014	$—	$2	$3	$3	$42	$(115)	$1,006,635	$(987,672)	$201,674	$220,572
Consolidated net (loss) income	—	—	—	—	—	—	—	(49,673)	6,102	(43,571)
Net change in unrealized loss on investment activities	—	—	—	—	—	115	—	—	—	115
Conversion of 126,111 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Acquisition of additional membership interest in TV One	—	—	—	—	—	—	(20,538)	—	(201,189)	(221,727)
Repurchase of 345,293 shares of Class D common stock	—	—	—	—	—	—	(1,423)	—	—	(1,423)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(5,739)	(5,739)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	353	—	—	353
Stock-based compensation expense	—	—	—	—	—	—	3,795	—	—	3,795
BALANCE, as of September 30, 2015	$—	$2	$3	$3	$42	$—	$988,822	$(1,037,345)	$848	$(47,625)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(42,328)	$(34,468)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	26,345	27,685
Amortization of debt financing costs	3,635	3,490
Amortization of content assets	36,270	34,551
Amortization of launch assets	2,050	7,446
Deferred income taxes	22,612	25,911
Impairment of long-lived assets	14,545	—
Stock-based compensation	3,795	171
Loss on retirement of debt	7,091	5,679
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(3,903)	4,126
Prepaid expenses and other assets	1,062	746
Other assets	773	1,403
Accounts payable	(2,979)	572
Accrued interest	3,706	(1,351)
Accrued compensation and related benefits	3,015	(4,394)
Income taxes payable	(333)	(780)
Other liabilities	2,338	(3,004)
Payments for content assets	(46,843)	(37,394)
Net cash flows provided by operating activities	30,851	30,389
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,005)	(4,615)
Purchase of cost method investment	(5,000)	—
Purchase of additional membership interest in TV One	(209,855)	—
Proceeds from sales of investment securities	3,524	482
Purchases of investment securities	(591)	(909)
Payment of launch support	(670)	—
Proceeds from sale of assets held for sale	—	225
Acquisition of station and broadcasting assets	—	(7,140)
Net cash flows used in investing activities	(218,597)	(11,957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	—	(327,034)
Premium paid on repayment of long-term debt	(827)	(1,554)
Proceeds from 2015 Credit Facility	350,000	—
Proceeds from debt issuance	350,000	335,000
Repurchase of common stock	(1,423)	—
Repayment of credit facilities	(369,407)	(3,967)
Repayment of TV One senior secured notes	(119,000)	—
Debt refinancing costs and original issue discount	(23,480)	(4,472)
Payment of dividends to noncontrolling interest members of TV One	(5,739)	(18,126)
Payment of dividends to noncontrolling interest members of Reach Media	(1,001)	—
Proceeds from exercise of stock options	—	125
Net cash flows provided by (used in) financing activities	179,123	(20,028)
DECREASE IN CASH AND CASH EQUIVALENTS	(8,623)	(1,596)
CASH AND CASH EQUIVALENTS, beginning of period	67,781	56,676
CASH AND CASH EQUIVALENTS, end of period	$59,158	$55,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$52,216	$58,137
Income taxes, net	$333	$1,002

NON-CASH FINANCIAL AND INVESTING ACTIVITIES:
Note payable incurred as part of purchase of additional membership interest in TV One	$11,872	$—

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

(c)  Financial Instruments

Financial instruments as of September 30, 2015, and December 31, 2014, consisted of cash and cash equivalents, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2015, and December 31, 2014, except for the Company’s outstanding senior subordinated and secured notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $335.0 million and fair value of approximately $286.4 million and $294.8 million as of September 30, 2015, and December 31, 2014, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes that were due in March 2016 and paid off in April 2015, were classified as Level 3 instruments at December 31, 2014, since they were not market traded financial instruments. In April 2015, we entered into a series of transactions to refinance certain portions of our debt and to finance our acquisition of Comcast’s membership interest in TV One. Our new 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $330.8 million as of September 30, 2015. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. Our new $350.0 million senior secured credit facility (the “2015 Credit Facility) had a carrying value of approximately $349.1 million and fair value of approximately $354.9 million as of September 30, 2015. As a part of our acquisition of Comcast’s membership interest in TV One, we issued a new senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”). The Comcast Note is classified as Level 3 since it is not a market traded financial instrument. See Note 4 – Long-Term Debt for further description of our new credit facilities and outstanding notes.

(d)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $6.5 million and $7.1 million for the three months ended September 30, 2015 and 2014, respectively. Agency and outside sales representative commissions were approximately $19.1 million and $20.9 million for the nine months ended September 30, 2015 and 2014, respectively.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were approximately $4.2 million and $3.3 million for the three months ended September 30, 2015 and 2014, respectively. Agency and outside sales representative commissions were approximately $11.4 million and $9.9 million for the nine months ended September 30, 2015 and 2014, respectively.

(e) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Launch support amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the affiliate, and any excess amortization is recorded as launch support amortization expense. The initial weighted-average amortization period for launch support assets is approximately 10.9 years at September 30, 2015, and December 31, 2014. The remaining weighted-average amortization period for launch support assets is 5.3 years and 0.9 years as of September 30, 2015, and December 31, 2014, respectively. For the three and nine months ended September 30, 2015, launch support asset amortization of $594,000 and approximately $2.1 million, respectively, was recorded as a reduction to revenue. For the three and nine months ended September 30, 2014, launch support asset amortization of approximately $2.5 million and $7.5 million, respectively, was recorded as a reduction to revenue.

(f)  Barter Transactions

In certain instances, the Company provides advertising time in exchange for programming content and certain services. The Company accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2015 and 2014, barter transaction revenues were $599,000 and $867,000, respectively. For the nine months ended September 30, 2015 and 2014, barter transaction revenues were approximately $1.7 million and $2.6 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $552,000 and $826,000 and $47,000 and $41,000, for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $1.6 million and $2.5 million and $142,000 and $122,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
	(In Thousands)
Numerator:
Net loss attributable to common stockholders	$(18,145)	$(13,220)	$(49,673)	$(49,219)
Denominator:
Denominator for basic net loss per share - weighted average outstanding shares	48,220,262	47,601,371	47,963,763	47,502,733
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Denominator for diluted net loss per share - weighted-average outstanding shares	48,220,262	47,601,371	47,963,763	47,502,733

Net loss attributable to common stockholders per share – basic and diluted	$(0.38)	$(0.28)	$(1.04)	$(1.04)

All stock options and restricted stock awards were excluded from the diluted calculation for the three and nine months ended September 30, 2015 and 2014, respectively, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
	(Unaudited)
	(In Thousands)

Stock options	3,417	3,417	2,680	2,680
Restricted stock awards	1,671	2,062	118	160

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

As of September 30, 2015, and December 31, 2014, respectively, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2015
Liabilities subject to fair value measurement:
Incentive award plan (a)	$1,123	$—	$—	$1,123
Employment agreement award (b)	20,337	—	—	20,337
Total	$21,460	$—	$—	$21,460

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,725	$—	$—	$10,725

As of December 31, 2014
Assets subject to fair value measurement:
Corporate debt securities (d)	$805	$805	$—	$—
Government sponsored enterprise mortgage-backed securities (d)	102	—	102	—
Mutual funds (d)	2,004	2,004	—	—
Total	$2,911	$2,809	$102	$—

Liabilities subject to fair value measurement:
Incentive award plan (a)	$1,044	$—	$—	$1,044
Employment agreement award (b)	17,993	—	—	17,993
Total	$19,037	$—	$—	$19,037

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,836	$—	$—	$10,836

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

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2015 and 2014:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2014	$1,044	$17,993	$10,836
Dividends paid to noncontrolling interests	—	—	(1,001)
Net income attributable to noncontrolling interests	—	—	1,243
Change in fair value	79	2,344	(353)
Balance at September 30, 2015	$1,123	$20,337	$10,725

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(79)	$(2,344)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2013	$2,114	$13,688	$11,999
Distribution	(1,370)	—	—
Net loss attributable to noncontrolling interests	—	—	(9)
Change in fair value	188	2,049	(3,437)
Balance at September 30, 2014	$932	$15,737	$8,553

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(188)	$(2,049)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and nine months ended September 30, 2015 and 2014.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of September 30, 2015	As of December 31, 2014	As of September 30, 2014
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.4%	10.4%	10.4%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.4%	10.4%	10.4%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.5%	12.0%	12.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	1.5%	1.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the nine months ended September 30, 2014, and, therefore, were reported at carrying value as opposed to fair value. During the three and nine months ended September 30, 2015, the Company identified a triggering event to perform a goodwill interim impairment analysis on the Interactive One reporting unit. Based on preliminary calculations, the Company recorded an estimated goodwill impairment charge related to Interactive One of approximately $14.5 million. The Company expects to finalize the step two impairment analysis and record an adjustment to the preliminary amounts during the fourth quarter of 2015.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has early adopted ASU 2015-03 during the nine months ended September 30, 2015, resulting in approximately $7.8 million of net debt issuance costs presented as a direct deduction to the Company's long-term debt in the consolidated balance sheet as of September 30, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded $501,000 additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended September 30, 2015, and did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended September 30, 2014. The Company recorded $501,000 additional amortization expense as a result of evaluating its contracts for recoverability for the nine months ended September 30, 2015, and recorded $58,000 additional amortization expense as a result of evaluating its contracts for recoverability for the nine months ended September 30, 2014. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

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

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement Award”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at September 30, 2015, and December 31, 2014, to be approximately $20.3 million and $18.0 million, respectively, and accordingly, adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $882,000 and $546,000 for the three months ended September 30, 2015, and 2014, respectively and was approximately $2.3 million and $2.0 million for the nine months ended September 30, 2015, and 2014, respectively.

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

2.  ACQUISITIONS AND DISPOSITIONS:

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”), similar in operation to a local marketing agreement (“LMA”), whereby, we have made available, for a fee, air time on this station to another party. On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for its remaining station in Boston.  The TBA has a three-year term, and at the conclusion of the TBA, the Company’s remaining Boston station is contracted to be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC. As a result, that station’s radio broadcasting license was classified as a long-term other asset as of September 30, 2015, and December 31, 2014, and is being amortized through the anticipated conveyance date.

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

On December 17, 2014, the Company acquired certain assets of GG Digital, Inc., including the website and brand Global Grind (“Global Grind”), and for accounting purposes this was considered a business combination. The Global Grind website and brand was subsequently integrated into Interactive One. Total consideration paid was approximately $2.0 million. The Company’s purchase accounting to reflect the fair value of assets acquired consisted of approximately $440,000 to content, approximately $1.2 million to goodwill, $314,000 to brand, $38,000 to mobile software application and $10,000 to trademarks, trade names and domain names.

On April 17, 2015, the Company used the net proceeds from its issuance of its 2022 Notes, along with the 2015 Credit Facility and Comcast Note, to refinance certain indebtedness and finance the purchase of the membership interests of an affiliate of Comcast Corporation (“Comcast”) in TV One (the “Comcast Buyout”). In connection with the Comcast Buyout, the Company acquired the additional membership interest in TV One for approximately $221.7 million which consisted of approximately $211.1 million in cash paid at closing with a subsequent favorable working capital adjustment of approximately $1.3 million and the issuance of the Comcast Note in the amount of approximately $11.9 million. The Company now owns a 99.6% interest in TV One.

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

Valuation of Broadcasting Licenses

During the second and third quarters of 2015, the total market revenue growth for certain markets in which we operate was below that used in our 2014 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015, and September 30, 2015. There was no impairment identified as part of this testing. Similarly, during the first, second and third quarters of 2014, the total market revenue growth for certain markets in which we operate was below that used in our 2013 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2014, June 30, 2014, and September 30, 2015. There was no impairment identified as part of that testing. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessments for the quarters ended September 30, 2015 and 2014.

Radio Broadcasting	September 30,	October 1,	September 30,
Licenses	2015 (a)	2014	2014 (a)

Pre-tax impairment charge (in millions)	$—	$—	$—

Discount Rate	9.5%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.3% – 0.5%	0.3% – 1.0%	0.4% – 1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%	1.0% – 2.0%	1.5% – 2.0%
Mature Market Share Range	9.8% – 14.3%	6.9% – 25.2%	6.4% – 26.9%
Operating Profit Margin Range	31.7%	30.0% – 48.4%	31.1% – 47.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second and third quarters of 2015, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2015 and September 30, 2015. Similarly, during the first, second and third quarters of 2014, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim impairment analysis for certain radio market reporting units as of March 31, 2014, June 30, 2014 and September 30, 2014. No goodwill impairment was identified during the three or nine months ended September 30, 2015 and 2014. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessments for the quarters ended September 30, 2015 and 2014.

Goodwill (Radio Market	September 30,	October 1,	September 30,
Reporting Units)	2015 (a)	2014	2014 (a)

Pre-tax impairment charge (in millions)	$–	$–	$–

Discount Rate	9.5%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.4% – 0.7%	0.3% – 1.0%	0.0% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 2.0%	1.0% – 2.0%	1.0% – 2.0%
Mature Market Share Range	7.4% – 14.8%	7.2% – 19.5%	7.1% – 19.8%
Operating Profit Margin Range	26.4% – 38.7%	26.4% – 52.2%	28.4% – 56.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the third quarter of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Interactive One’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Interactive One for the interim assessment at September 30, 2015. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of our interim assessment, based on preliminary calculations, the Company recorded an estimated goodwill impairment charge of approximately $14.5 million during the quarter ended September 30, 2015. The Company expects to finalize the step two impairment analysis and record any adjustments to the preliminary amount during the fourth quarter of 2015.

September 30,
Internet Segment Goodwill	2015

Preliminary Impairment charge (in millions)	$14.5

Discount Rate	14.0%
Year 1 Revenue Growth Rate	9.6%
Long-term Revenue Growth Rate (Year 10)	2.5%
Operating Profit Margin Range	4.5% – 23.9%

During the third quarter of 2014, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Reach Media’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the interim assessment at September 30, 2014. When compared to the discount rates used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of our interim assessment, the Company concluded no impairment for the Reach Media goodwill value had occurred.

September 30,
Reach Media Segment Goodwill	2014

Pre-tax impairment charge (in millions)	$—

Discount Rate	12.0%
Year 1 Revenue Growth Rate	1.5%
Long-term Revenue Growth Rate Range	0.1 – 2.0%
Operating Profit Margin Range	10.0 – 14.9%

Goodwill Valuation Results

The table below presents the Company’s goodwill carrying values for its four reportable segments.

	Goodwill Carrying Balances
	As of			As of
Reporting Unit	December 31, 2014	Increase	(Decrease)	September 30, 2015
	(In thousands)

Radio Broadcasting Segment	$73,535	$—	$—	$73,535

Reach Media Segment	14,354	—	—	14,354

Internet Segment	22,422	582	(14,545)	8,459

Cable Television Segment	165,044	—	—	165,044

Total	$275,355	$582	$(14,545)	$261,392

The increase to the Internet reporting unit’s goodwill carrying value for the nine months ended September 30, 2015, relates to an adjustment of the Company’s purchase accounting related to Global Grind. The decrease to the Internet reporting unit’s goodwill carrying value for the nine months ended September 30, 2015, relates to an estimated impairment charge as described above.

4.  LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)

Senior bank term debt (2011 Credit Facilities)	$—	$368,532
2015 Credit Facility	349,125	—
9.25% Senior Subordinated Notes due February 2020	335,000	335,000
7.375% Senior Secured Notes due April 2022	350,000	—
Comcast Note due April 2019	11,872	—
10% Senior Secured TV One Notes due March 2016	—	119,000
Total debt	1,045,997	822,532
Less: current portion of long-term debt	2,625	3,829
Less: original issue discount and issuance costs	22,050	9,088
Long-term debt, net	$1,021,322	$809,615

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

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was 4.79% for the three months ended September 30, 2015. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the three and nine months ended September 30, 2015, the Company repaid $875,000 under the 2015 Credit Facility.

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

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its existing senior secured credit facility, refinance $119.0 million in outstanding indebtedness of TV One and TV One Capital Corp., finance the previously announced Comcast Buyout and pay the related accrued interest, premiums, fees and expenses associated therewith.

The 2015 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.25 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior leverage ratio of no greater than:

▪	5.85 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(c)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of September 30, 2015, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of September 30, 2015		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$136.4

Pro Forma Last Twelve Months Interest Expense (In millions)	$74.7

Senior Debt (In millions)	$641.5

Interest Coverage
Covenant EBITDA / Interest Expense	1.83	x	1.25	x	0.58	x

Senior Leverage
Senior Secured Debt / Covenant EBITDA	4.70	x	5.85	x	1.15	x

EBITDA - Earnings before interest, taxes, depreciation and amortization
Covenant EBITDA – EBITDA adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of September 30, 2015, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of September 30, 2015, the Company had outstanding approximately $349.1 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company has early adopted ASU 2015-03 during the nine months ended September 30, 2015, resulting in approximately $7.8 million of net debt issuance costs presented as a direct deduction to the Company's long-term debt in the consolidated balance sheet as of September 30, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

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

Finally, beginning with the quarter ending March 31, 2015, the Second Amendment implemented certain changes to the financial covenants the Company was required to comply with in order to remain in compliance with the terms of the 2011 Credit Agreement.  As noted above, the Company used the net proceeds from the private offering, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, as amended. The Company recorded a loss on retirement of debt of approximately $7.1 million for the nine months ended September 30, 2015. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

During nine months ended September 30, 2015, the Company repaid approximately $368.5 million under the 2011 Credit Agreement, as amended. During the three and nine months ended September 30, 2014, the Company repaid approximately $1.0 million and $4.0 million, respectively, under the 2011 Credit Agreement, as amended. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company did not make an excess cash flow payment in April 2015. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

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

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of September 30, 2015, the Company had $335.0 million of our 2020 Notes outstanding. During the nine months ended September 30, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

Future scheduled minimum principal payments of debt as of September 30, 2015, are as follows:

	Comcast Note due April 2019	2015 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)

October – December 2015	$—	$875	$—	$—	$875
2016	—	3,500	—	—	3,500
2017	—	3,500	—	—	3,500
2018	—	341,250	—	—	341,250
2019	11,872	—	—	—	11,872
2020	—	—	335,000	—	335,000
2021 and thereafter	—	—	—	350,000	350,000
Total Debt	$11,872	$349,125	$335,000	$350,000	$1,045,997

5.  INCOME TAXES:

The Company recorded tax expense of approximately $22.9 million on a pre-tax loss from continuing operations of approximately $19.4 million for the nine months ended September 30, 2015, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the nine months ended September 30, 2015, in accordance with ASC 740-270, “Interim Reporting.”

As of September 30, 2015, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2015, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

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

6.  STOCKHOLDERS’ EQUITY:

 Stock Repurchase Program

In January 2013, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “January 2013 Repurchase Authorization”). Under the January 2013 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $2.0 million worth of its Class A and/or Class D common stock. Subsequently, in May 2013, the Company’s Board of Directors authorized a further $1.5 million worth of stock repurchases (the “May 2013 Repurchase Authorization”). Thus, the aggregate amount authorized between the January 2013 Repurchase Authorization and the May 2013 Repurchase Authorization was $3.5 million. As of September 30, 2015, the Company had $57,000 remaining between the two authorizations with respect to its Class A and Class D common stock. In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee’s or other recipient’s tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the nine months ended September 30, 2015, the Company did not repurchase any Class A Common Stock and executed a Stock Vest Tax Repurchase of 345,293 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $4.12 per share. During the three months ended September 30, 2015, and the three and nine months ended September 30, 2014, the Company did not repurchase any Class A Common Stock or Class D Common Stock.

Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, a further amendment to the Amended and Restated 2009 Stock Plan. This further amendment increased the authorized plan shares remaining available for grant to 8,250,000 shares of Class D common stock. As of September 30, 2015, 8,156,320 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Peter Thompson, Executive Vice President and Chief Financial Officer was awarded 350,000 restricted shares of the Company’s Class D common stock with 200,000 shares vesting on April 20, 2015, and with the remaining shares vesting in equal 75,000 share tranches on December 31, 2015 and December 31, 2016, and stock options to purchase 225,000 shares of the Company’s Class D common stock vesting in equal 112,500 share tranches on December 31, 2015 and December 31, 2016.

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

Stock-based compensation expense for the three months ended September 30, 2015 and 2014, was approximately $1.0 million and $61,000, respectively, and for the nine months ended September 30, 2015 and 2014, was approximately $3.8 million and $171,000, respectively.

The Company granted 50,000 stock options during the three and nine months ended September 30, 2015. The Company did not grant stock options during the three and nine months ended September 30, 2014.

These fair values were derived using the Black-Scholes Model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Average risk-free interest rate	1.84%	—	1.84%	—
Expected dividend yield	0.00%	—	0.00%	—
Expected lives	6.00 Years	—	6.00 Years
Expected volatility	80.8%	—	80.8%	—

Transactions and other information relating to stock options for the nine months ended September 30, 2015, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,737,000	$3.12	5.18	$629,440
Grants	50,000	$2.43
Exercised	—	$—
Forfeited/cancelled/expired	370,000	$12.65
Balance as of September 30, 2015	3,417,000	$2.08	5.04	$1,594,382
Vested and expected to vest at September 30, 2015	3,312,000	$2.06	4.91	$1,594,382
Unvested at September 30, 2015	862,000	$2.73	9.07	$—
Exercisable at September 30, 2015	2,555,000	$1.86	3.68	$1,594,382

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended September 30, 2015, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2015. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and nine months ended September 30, 2015. The number of options that were exercised during the three and nine months ended September 30, 2014 was 92,000. No options vested during the three months ended September 30, 2015, and 293,338 options vested during the nine months ended September 30, 2015. No options vested during the three months ended September 30, 2014, and 75,300 options vested during the nine months ended September 30, 2014.

As of September 30, 2015, approximately $1.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 9.8 months. The stock option weighted-average fair value per share was $1.40 at September 30, 2015.

The Company granted 25,000 shares of restricted stock during the three months ended September 30, 2015, and 93,680 shares of restricted stock during the nine months ended September 30, 2015. Each of the five non-executive directors received 13,736 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2015. As noted above, during the year ended December 31, 2014, 2,424,000 restricted shares were issued to the Company’s Executives and LTIP participants. During the years ended December 31, 2014 and 2013, respectively, 56,050 and 109,645 shares of restricted stock were issued to the Company’s non-executive directors as a part of their 2013 and 2014 compensation packages. Each of the five non-executive directors received 11,210 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2014 and 21,929 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2013. All of the grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2015, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2014	2,535,000	$2.78
Grants	94,000	$3.32
Vested	(958,000)	$2.77
Forfeited/cancelled/expired	(50,000)	$2.75
Unvested at September 30, 2015	1,621,000	$2.81

The vested portion of restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2015, approximately $4.0 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 9.8 months.

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

Detailed segment data for the three and nine month periods ended September 30, 2015 and 2014, is presented in the following tables:

	Three Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$50,880	$54,498
Reach Media	13,486	13,618
Internet	5,503	5,822
Cable Television	47,571	39,488
Corporate/Eliminations/Other	(1,547)	(1,255)
Consolidated	$115,893	$112,171

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$31,375	$32,478
Reach Media	11,061	13,306
Internet	5,427	5,372
Cable Television	31,987	27,095
Corporate/Eliminations/Other	6,129	5,181
Consolidated	$85,979	$83,432

Depreciation and Amortization:
Radio Broadcasting	$1,145	$1,241
Reach Media	(394)	285
Internet	446	598
Cable Television	6,554	6,523
Corporate/Eliminations/Other	526	532
Consolidated	$8,277	$9,179

Impairment of long-lived assets:
Radio Broadcasting	$—	$—
Reach Media	—	—
Internet	14,545	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$14,545	$—

Operating income (loss):
Radio Broadcasting	$18,360	$20,779
Reach Media	2,819	27
Internet	(14,915)	(148)
Cable Television	9,030	5,870
Corporate/Eliminations/Other	(8,202)	(6,968)
Consolidated	$7,092	$19,560

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$813,924	$807,760
Reach Media	37,601	36,376
Internet	17,410	33,375
Cable Television	442,765	464,661
Corporate/Eliminations/Other	51,588	49,522
Consolidated	$1,363,288	$1,391,694

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$149,093	$159,906
Reach Media	42,508	40,433
Internet	15,763	18,175
Cable Television	138,898	117,166
Corporate/Eliminations/Other	(4,785)	(4,023)
Consolidated	$341,477	$331,657

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$95,297	$97,194
Reach Media	36,041	40,227
Internet	16,342	17,417
Cable Television	87,348	76,895
Corporate/Eliminations/Other	18,087	14,498
Consolidated	$253,115	$246,231

Depreciation and Amortization:
Radio Broadcasting	$3,469	$3,832
Reach Media	137	862
Internet	1,559	1,830
Cable Television	19,600	19,597
Corporate/Eliminations/Other	1,580	1,564
Consolidated	$26,345	$27,685

Impairment of long-lived assets:
Radio Broadcasting	$—	$—
Reach Media	—	—
Internet	14,545	—
Cable Television	—	—
Corporate/Eliminations/Other	—	—
Consolidated	$14,545	$—

Operating income (loss):
Radio Broadcasting	$50,327	$58,880
Reach Media	6,330	(656)
Internet	(16,683)	(1,072)
Cable Television	31,950	20,674
Corporate/Eliminations/Other	(24,452)	(20,085)
Consolidated	$47,472	$57,741

 8. COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2015, and as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.7 million and $2.3 million for the three month periods ended September 30, 2015 and 2014, respectively, and approximately $7.7 million and $7.1 million for the nine month periods ended September 30, 2015 and 2014, respectively.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

9.  SUBSEQUENT EVENTS:

On October 19, 2015, the Company announced that David Kantor has been named Chief Executive Officer of the radio broadcasting segment, reporting to Alfred C. Liggins, III, who continues as President and Chief Executive Officer of the Company. Christopher Wegmann, President of the Company’s local radio broadcasting segment, will maintain his role and report to Mr. Kantor. The announcement was reported on the Company’s Current Report on Form 8-K filed October 22, 2015.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014

Percentage of net revenue generated by radio broadcasting segment	43.9%	48.6%	43.7%	48.2%

Percentage of net revenue generated by Reach Media segment	11.6%	12.1%	12.4%	12.2%

Percentage of net revenue generated by internet segment	4.8%	5.2%	4.6%	5.5%

Percentage of net revenue generated by cable television segment	41.0%	35.2%	40.7%	35.3%

Percentage of net revenue generated by corporate/eliminations	(1.3)%	(1.1)%	(1.4)%	(1.2)%

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	44.4%	49.2%	44.2%	48.8%

Percentage of core radio business generated from local advertising	61.6%	63.5%	62.0%	63.5%

Percentage of core radio business generated from national advertising, including network advertising	33.5%	32.0%	32.3%	31.1%

The following charts show our net revenue (and sources) for the three and nine month periods ended September 30, 2015:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(Unaudited)

Net Revenue:
Radio Advertising	$55,579	$60,197	$(4,618)	-7.7%
Political Advertising	413	461	(48)	-10.4%
Digital Advertising	6,857	7,130	(273)	-3.8%
Cable Television Advertising	22,069	19,481	2,588	13.3%
Cable Television Affiliate Fees	25,502	19,942	5,560	27.9%
Event Revenues & Other	5,473	4,960	513	10.3%

Net Revenue (as reported)	$115,893	$112,171	$3,722	3.3%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(Unaudited)

Net Revenue:
Radio Advertising	$162,972	$174,274	$(11,302)	-6.5%
Political Advertising	918	1,621	(703)	-43.4%
Digital Advertising	19,859	21,988	(2,129)	-9.7%
Cable Television Advertising	63,884	56,901	6,983	12.3%
Cable Television Affiliate Fees	74,888	59,790	15,098	25.3%
Event Revenues & Other	18,956	17,083	1,873	11.0%

Net Revenue (as reported)	$341,477	$331,657	$9,820	3.0%

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

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative, expenses, stock-based compensation, impairment of long-lived assets and loss on retirement of debt, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, station operating income is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of station operating income may not be comparable to similarly titled measures of other companies as our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except margin data)
	(Unaudited)

Net revenue	$115,893	$112,171	$341,477	$331,657
Station operating income	42,186	38,645	125,997	114,881
Station operating income margin	36.4%	34.5%	36.9%	34.6%
Consolidated net loss attributable to common stockholders	$(18,145)	$(13,220)	$(49,673)	$(49,219)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, unaudited)
Consolidated net loss attributable to common stockholders	$(18,145)	$(13,220)	$(49,673)	$(49,219)
Add back non-station operating income items included in consolidated net loss:
Interest income	(33)	(40)	(68)	(174)
Interest expense	20,356	19,350	59,620	60,468
Provision for income taxes	4,439	9,037	22,911	26,220
Corporate selling, general and administrative, excluding stock-based compensation	11,256	9,845	33,840	29,284
Stock-based compensation	1,016	61	3,795	171
Loss on retirement of debt	—	—	7,091	5,679
Other (income) expense, net	(39)	(29)	246	16
Depreciation and amortization	8,277	9,179	26,345	27,685
Noncontrolling interests in income of subsidiaries	514	4,462	7,345	14,751
Impairment of long-lived assets	14,545	—	14,545	—
Station operating income	$42,186	$38,645	$125,997	$114,881

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(18,145)	$(13,220)	$(49,673)	$(49,219)
Add back non-station operating income items included in consolidated net loss:
Interest income	(33)	(40)	(68)	(174)
Interest expense	20,356	19,350	59,620	60,468
Provision for income taxes	4,439	9,037	22,911	26,220
Depreciation and amortization	8,277	9,179	26,345	27,685
EBITDA	$14,894	$24,306	$59,135	$64,980
Stock-based compensation	1,016	61	3,795	171
Loss on retirement of debt	—	—	7,091	5,679
Other (income) expense, net	(39)	(29)	246	16
Noncontrolling interests in income of subsidiaries	514	4,462	7,345	14,751
Employment Agreement Award and incentive plan award expenses*	961	546	2,423	2,237
Impairment of long-lived assets	14,545	—	14,545	—
Adjusted EBITDA	$31,891	$29,346	$94,580	$87,834

* The Company modified the definition of Adjusted EBITDA during 2014 for the inclusion of Employment Agreement Award and incentive plan award expenses. All prior periods have been reclassified to conform to current period presentation.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 (In thousands)

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$115,893	$112,171	$3,722	3.3%
Operating expenses:
Programming and technical, excluding stock-based compensation	32,785	36,520	(3,735)	(10.2)
Selling, general and administrative, excluding stock-based compensation	40,922	37,006	3,916	10.6
Corporate selling, general and administrative, excluding stock-based compensation	11,256	9,845	1,411	14.3
Stock-based compensation	1,016	61	955	*
Depreciation and amortization	8,277	9,179	(902)	(9.8)
Impairment of long-lived assets	14,545	—	14,545	100.0
Total operating expenses	108,801	92,611	16,190	17.5
Operating income	7,092	19,560	(12,468)	(63.7)
Interest income	33	40	(7)	(17.5)
Interest expense	20,356	19,350	1,006	5.2
Other income, net	39	29	10	34.5
(Loss) income before provision for income taxes and noncontrolling interests in income of subsidiaries	(13,192)	279	(13,471)	*
Provision for income taxes	4,439	9,037	(4,598)	(50.9)
Consolidated net loss	(17,631)	(8,758)	(8,873)	(101.3)
Net income attributable to noncontrolling interests	514	4,462	(3,948)	(88.5)
Net loss attributable to common stockholders	$(18,145)	$(13,220)	$(4,925)	(37.3)%

* Not meaningful

Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$115,893	$112,171	$3,722	3.3%

During the three months ended September 30, 2015, we recognized approximately $115.9 million in net revenue compared to approximately $112.2 million during the same period in 2014. These amounts are net of agency and outside sales representative commissions, which were approximately $7.1 million during the three months ended September 30, 2015, compared to approximately $7.9 million for the comparable period in 2014. Net revenues from our radio broadcasting segment for the quarter ended September 30, 2015, decreased 6.6% from the same period in 2014. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh which no longer participate in Miller Kaplan) decreased 2.3% in total revenues. We experienced net revenue growth in certain markets (most significantly in our Cleveland, Dallas, Philadelphia, and St. Louis markets); however, this growth was offset by declines in other markets (with our Atlanta, Baltimore, Detroit, Columbus, Houston, Indianapolis and Washington D.C. markets experiencing the most significant declines). Reach Media’s net revenues decreased slightly by $132,000 and 1.0% during the three months ended September 30, 2015, compared to the same period in 2014. We recognized approximately $47.6 million of revenue from our cable television segment during the three months ended September 30, 2015, compared to approximately $39.5 million for the same period in 2014, the increase due primarily from greater advertising demand and an increase in subscriber rates for certain affiliates. Finally, net revenues for our internet business decreased 5.5% for the three months ended September 30, 2015, compared to the same period in 2014 due to a decline in alliance revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$32,785	$36,520	$(3,735)	(10.2)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The decrease in programming and technical expenses for the three months ended September 30, 2015, compared to the same period in 2014 was driven primarily by our radio broadcasting and Reach Media segments. The radio broadcasting segment generated a decrease of approximately $1.0 million for the three months ended September 30, 2015, compared to the same period in 2014, due primarily to lower employee compensation costs associated with format changes in our Houston market. The decrease in programming and technical expenses from our Reach Media segment is due to a decrease of approximately $2.0 million in talent compensation as a result of renegotiated contracts.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$40,922	$37,006	$3,916	10.6%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increased expense for the three months ended September 30, 2015, compared to the same period in 2014 was due primarily to higher marketing and promotional expenses to advertise and promote a new original program in addition to higher employee compensation costs at our cable television segment.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$11,256	$9,845	$1,411	14.3%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in corporate expenses was due primarily to higher management employee compensation costs and allowance for doubtful accounts at our cable television segment.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$1,016	$61	$955	*	%

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

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$8,277	$9,179	$(902)	(9.8)%

The decrease in depreciation and amortization expense for the three months ended September 30, 2015, was due to the completion of useful lives for certain assets.

Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$14,545	$—	$14,545	100.0%

During the quarter ended September 30, 2015, the Company identified a triggering event to perform a goodwill interim impairment analysis on the Interactive One reporting unit. Based on preliminary calculations, the Company recorded an estimated goodwill impairment charge related to Interactive One of approximately $14.5 million during the quarter ended September 30, 2015. The Company expects to finalize the step two impairment analysis and record any adjustments to the preliminary amount during the fourth quarter of 2015.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$20,356	$19,350	$1,006	5.2%

Interest expense increased to approximately $20.4 million for the quarter ended September 30, 2015, compared to approximately $19.4 million for the same period in 2014. On April 17, 2015, the Company’s 2011 Credit Agreement, as amended, and TV One notes were paid off, with balances of $367.6 million and $119.0 million, respectively. The payoffs were achieved by the Company entering into its new $350.0 million 2015 Credit Facility, issuing the 2022 Notes in an aggregate principal amount of $350.0 million and the Comcast Note in the aggregate principal amount of approximately $11.9 million.

Provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$4,439	$9,037	$(4,598)	(50.9)%

For the three months ended September 30, 2015, and 2014, the provision for income taxes was approximately $4.4 million and $9.0 million, respectively, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. The decrease of approximately $4.6 million was due to the completion of tax amortization from previously acquired indefinite-lived intangible assets and due to provision to return adjustments from the 2014 income tax returns.

Noncontrolling interests in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2015	2014
$514	$4,462	$(3,948)	(88.5)%

The decrease in noncontrolling interests in income of subsidiaries is due primarily to a change in ownership percentage of TV One.

Other Data

Station operating income

Station operating income increased to approximately $42.2 million for the three months ended September 30, 2015, compared to approximately $38.6 million for the comparable period in 2014, an increase of $3.5 million or 9.2%. This increase was primarily due to higher station operating income from our Reach Media and cable segments for the three months ended September 30, 2015, versus the same period in 2014. Reach Media generated approximately $3.2 million of station operating income during the three months ended September 30, 2015, compared to approximately $1.5 million during the three months ended September 30, 2014. The increase is primarily due to lower talent compensation as a result of renegotiated contracts. Our cable segment generated approximately $18.7 million of station operating income during the quarter ended September 30, 2015, compared to $14.0 million during the three months ended September 30, 2014, with the increase due primarily from greater advertising demand and an increase in affiliate sales. These increases in station operating income from our Reach Media and cable television segments were partially offset by a decrease of approximately $2.5 million in radio broadcasting segment station operating income. The decrease from the radio broadcasting segment was due primarily to continued declines in net revenue from our radio markets.

Station operating income margin

Station operating income margin increased to 36.4% for the three months ended September 30, 2015, from 34.5% for the comparable period in 2014. The margin increase was primarily attributable to TV One’s and Reach Media’s greater operating income noted above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014 (In thousands)

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$341,477	$331,657	$9,820	3.0%
Operating expenses:
Programming and technical, excluding stock-based compensation	98,667	105,712	(7,045)	(6.7)
Selling, general and administrative, excluding stock-based compensation	116,813	111,064	5,749	5.2
Corporate selling, general and administrative, excluding stock-based compensation	33,840	29,284	4,556	15.6
Stock-based compensation	3,795	171	3,624	2,119.3
Depreciation and amortization	26,345	27,685	(1,340)	(4.8)
Impairment of long-lived assets	14,545	—	14,545	100.0
Total operating expenses	294,005	273,916	20,089	7.3
Operating income	47,472	57,741	(10,269)	(17.8)
Interest income	68	174	(106)	(60.9)
Interest expense	59,620	60,468	(848)	(1.4)
Loss on retirement of debt	7,091	5,679	1,412	24.9
Other expense, net	246	16	230	1,437.5
(Loss) income before provision for income taxes, and noncontrolling interests in income of subsidiaries	(19,417)	(8,248)	(11,169)	(135.4)
Provision for income taxes	22,911	26,220	(3,309)	(12.6)
Consolidated net loss	(42,328)	(34,468)	(7,860)	(22.8)
Net income attributable to noncontrolling interests	7,345	14,751	(7,406)	(50.2)
Net loss attributable to common stockholders	$(49,673)	$(49,219)	$(454)	(0.9)%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$341,477	$331,657	$9,820	3.0%

During the nine months ended September 30, 2015, we recognized approximately $341.5 million in net revenue compared to approximately $331.7 million during the same period in 2014. These amounts are net of agency and outside sales representative commissions, which were approximately $20.7 million during the nine months ended September 30, 2015, compared to approximately $23.1 million during the same period in 2014. Net revenues from our radio broadcasting segment for the nine months ended September 30, 2015, decreased 6.8% from the same period in 2014, primarily to continued declines in net revenue in our four largest markets. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 2.7% in total revenues. We experienced net revenue growth in certain markets (most significantly in our Dallas, Philadelphia and St. Louis markets); however, this growth was offset by declines in other markets (with our Atlanta, Baltimore, Columbus, Detroit, Houston, Indianapolis and Washington, DC markets experiencing the most significant net revenue declines). Reach Media’s net revenues increased 5.1% in the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to better performance at the annual promotional event. We recognized approximately $138.9 million and $117.2 million of revenue from our cable television segment during the nine months ended September 30, 2015, and 2014, respectively, with the increase due primarily from greater advertising demand and an increase in affiliate sales. Net revenue for our internet business decreased 13.3% for the nine months ended September 30, 2015, compared to the same period in 2014, due to decreases in alliance revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$98,667	$105,712	$(7,045)	(6.7)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The decreased expense for the nine months ended September 30, 2015, compared to the same period in 2014 is due primarily from lower expenses at our radio broadcasting and Reach Media segments. These decreases are partially offset by an increase in expenses from our cable television segment. Our radio broadcasting segment generated a decrease of approximately $2.1 million for the nine months ended September 30, 2015, compared to the same period in 2014, as there were lower employee compensation costs associated with format changes in our Houston market. Our Reach Media segment generated a decrease of approximately $6.9 million for the nine months ended September 30, 2015, compared to the same period in 2014, with the decrease due to a reduction in talent compensation as a result of renegotiated contracts. Approximately $48.3 million of our consolidated programming and technical operating expenses were incurred by our cable broadcasting segment for the nine months ended September 30, 2015, versus approximately $46.3 million for the same period in 2014. Of this total amount incurred by our cable broadcasting segment, approximately $40.9 million and $39.0 million, respectively, relates specifically to program content expense. The increase in program content expense was a result of certain new series and movie premieres.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$116,813	$111,064	$5,749	5.2%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in selling, general and administrative expenses was due primarily from our Reach Media and cable television segments. Commensurate with the increase in revenue, Reach Media incurred higher costs associated with its annual promotional event. Our cable television segment incurred an increase in marketing and promotional expense to advertise and promote certain programs in addition to higher employee compensation costs.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$33,840	$29,284	$4,556	15.6%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Our cable television segment generated the majority of the increase in corporate expenses due primarily to higher management employee compensation costs and an increase in the allowance for doubtful accounts.

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$3,795	$171	$3,624	2,119.3%

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

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$26,345	$27,685	$(1,340)	(4.8)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2015, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$14,545	$—	$14,545	100.0%

During the nine months ended September 30, 2015, the Company identified a triggering event to perform a goodwill interim impairment analysis on the Interactive One reporting unit. Based on preliminary calculations, the Company recorded an estimated goodwill impairment charge related to Interactive One of approximately $14.5 million during the nine months ended September 30, 2015. The Company expects to finalize the step two impairment analysis and record any adjustments to the preliminary amount during the fourth quarter of 2015.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$59,620	$60,468	$(848)	(1.4)%

Interest expense decreased to approximately $59.6 million for the nine months ended September 30, 2015, compared to approximately $60.5 million for the same period in 2014. On April 17, 2015, the Company’s 2011 Credit Agreement, as amended, and TV One notes were paid off, with balances of $367.6 million and $119.0 million, respectively. The payoffs were achieved by the Company entering into its new $350.0 million 2015 Credit Facility, issuing the 2022 Notes in an aggregate principal amount of $350.0 million and the Comcast Note in the aggregate principal amount of approximately $11.9 million.

Loss on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$7,091	$5,679	$1,412	24.9%

The loss on retirement of debt of approximately $7.1 million for the nine months ended September 30, 2015, was due to the retirement of the 2011 Credit Agreement and payoff of the TV One Notes during the first quarter. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions. The loss on retirement of debt of approximately $5.7 million for the nine months ended September 30, 2014, was due to the retirement of the 2016 Notes. This amount included a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

Provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$22,911	$26,220	$(3,309)	(12.6)%

For the nine months ended September 30, 2015 and 2014, the provision for income taxes was approximately $22.9 million and $26.2 million, respectively, primarily related to the DTL for indefinite-lived intangible assets. The net decrease of approximately $3.3 million was primarily due to the completion of tax amortization from previously acquired indefinite-lived intangible assets and due to provision to return adjustments from the 2014 income tax returns, which was partially offset by an increase in expense from the Comcast Buyout and tax related effects.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2015	2014
$7,345	$14,751	$(7,406)	(50.2)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to a change in ownership percentage of TV One.

 Other Data

Station operating income

Station operating income increased to approximately $126.0 million for the nine months ended September 30, 2015, compared to approximately $114.9 million for the comparable period in 2014, an increase of $11.1 million or 9.7%. This increase was due to higher station operating income at our Reach Media and cable television segments, partially offset by a decrease of station operating income at our radio broadcasting segment. Reach Media generated approximately $9.6 million of station operating income during the nine months ended September 30, 2015, compared to $3.8 million during the nine months ended September 30, 2014, with the increase due primarily to lower programming and technical expenses associated with a decrease in talent compensation as a result of renegotiated contracts. TV One generated approximately $61.1 million of station operating income during the nine months ended September 30, 2015, compared to $45.8 million during the nine months ended September 30, 2014, with the increase due primarily to increased advertising and affiliate revenues. The radio broadcasting segment generated approximately $54.0 million of station operating income during the nine months ended September 30, 2015, compared to $62.7 million during the nine months ended September 30, 2014, with the decrease due primarily to continued net revenue declines at four of our largest markets.

Station operating income margin

Station operating income margin increased to 36.9% for the nine months ended September 30, 2015, from 34.6% for the comparable period in 2014. The margin increase was primarily attributable to TV One’s and Reach Media’s greater operating income noted above.

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

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was 4.79% for the three months ended September 30, 2015. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the three and nine months ended September 30, 2015, the Company repaid $875,000 under the 2015 Credit Facility.

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

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its existing senior secured credit facility, refinance $119.0 million in outstanding indebtedness of TV One and TV One Capital Corp., finance the previously announced Comcast Buyout and pay the related accrued interest, premiums, fees and expenses associated therewith.

The 2015 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.25 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior leverage ratio of no greater than:

▪	5.85 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(c)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of September 30, 2015, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of September 30, 2015		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$136.4

Pro Forma Last Twelve Months Interest Expense (In millions)	$74.7

Senior Debt (In millions)	$641.5

Interest Coverage
Covenant EBITDA / Interest Expense	1.83	x	1.25	x	0.58	x

Senior Leverage
Senior Secured Debt / Covenant EBITDA	4.70	x	5.85	x	1.15	x

EBITDA - Earnings before interest, taxes, depreciation and amortization
Covenant EBITDA – EBITDA adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of September 30, 2015, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of September 30, 2015, the Company had outstanding approximately $349.1 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company has early adopted ASU 2015-03 during the nine months ended September 30, 2015, resulting in approximately $7.8 million of net debt issuance costs presented as a direct deduction to the Company's long-term debt in the consolidated balance sheet as of September 30, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

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

Finally, beginning with the quarter ending March 31, 2015, the Second Amendment implemented certain changes to the financial covenants the Company was required to comply with in order to remain in compliance with the terms of the 2011 Credit Agreement.  As noted above, the Company used the net proceeds from the private offering, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, as amended. The Company recorded a loss on retirement of debt of approximately $7.1 million for the nine months ended September 30, 2015. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

During the nine months ended September 30, 2015, the Company repaid approximately $368.5 million under the 2011 Credit Agreement, as amended. During the three and nine months ended September 30, 2014, the Company repaid approximately $1.0 million and $4.0 million, respectively, under the 2011 Credit Agreement, as amended. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company did not make an excess cash flow payment in April 2015. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

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

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of September 30, 2015, the Company had $335.0 million of our 2020 Notes outstanding. During the nine months ended September 30, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2015:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

2015 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$336.3	4.83%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	$331.6	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	$344.2	7.375%
Comcast Note due April 2019 (fixed rate)	$11.9	10.47%

(1)	Subject to variable Libor plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(In thousands)

Net cash flows provided by operating activities	$30,851	$30,389
Net cash flows used in investing activities	$(218,597)	$(11,957)
Net cash flows provided by (used in) financing activities	$179,123	$(20,028)

Net cash flows provided by operating activities were approximately $30.9 million and $30.4 million for the nine months ended September 30, 2015 and 2014, respectively.

      Net cash flows used in investing activities were approximately $218.6 million and $12.0 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $6.0 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively. Proceeds from sales of investment securities were approximately $3.5 million and $482,000 for the nine months ended September 30, 2015 and 2014, respectively. Purchases of investment securities were $591,000 and approximately $2.4 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the Company paid approximately $209.9 million to purchase the additional membership interest in TV One and paid approximately $5.0 million for the cost method investment in MGM. During the nine months ended September 30, 2014, the Company paid approximately $7.1 million to complete the acquisition of Gaffney.

     Net cash flows provided by financing activities were approximately $179.1 million compared to net cash flows used in financing activities of approximately $20.0 million for the nine months September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the Company repaid approximately $369.4 million and $331.0 million, respectively, in outstanding debt. In addition, during the nine months ended September 30, 2015, the Company repaid approximately $119.0 million in TV One senior secured notes. During the nine months ended September 30, 2015, we borrowed approximately $350.0 million in 7.375% Senior Secured Notes due 2022 and approximately $350.0 million in new 2015 Credit Facility. During the nine months ended September 30, 2014, we borrowed approximately $335.0 million in 9.25% Senior Subordinated Notes due 2020. During the nine months ended September 30, 2015 and 2014, respectively, we paid debt costs of approximately $23.5 million and $4.5 million. During the nine months ended September 30, 2015, we repurchased approximately $1.4 million of our Class D Common Stock. TV One paid approximately $5.7 million and $9.8 million in dividends to noncontrolling interest shareholders for the nine months ended September 30, 2015 and 2014, respectively. Reach Media paid approximately $1.0 million in dividends to noncontrolling interest shareholders for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company paid a net premium of $827,000 associated with the call premium to refinance the credit facility. The Company paid a net premium of approximately $1.6 million during the nine months ended September 30, 2014 to retire the 2016 Notes.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2015, we had approximately $666.8 million in broadcast licenses and $261.4 million in goodwill, which totaled $928.2 million, and represented approximately 68.1% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded an estimated impairment charge of approximately $14.5 million related to Interactive One goodwill for the three and nine months ended September 30, 2015. We did not record any impairment charges for the nine months ended September 30, 2014.

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

Valuation of Broadcasting Licenses

During the second and third quarters of 2015, the total market revenue growth for certain markets in which we operate was below that used in our 2014 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015, and September 30, 2015. There was no impairment identified as part of this testing. Similarly, during the first, second and third quarters of 2014, the total market revenue growth for certain markets in which we operate was below that used in our 2013 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2014, June 30, 2014, and September 30, 2015. There was no impairment identified as part of that testing. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessments for the quarters ended September 30, 2015 and 2014.

Radio Broadcasting	September 30,	October 1,	September 30,
Licenses	2015 (a)	2014	2014 (a)

Pre-tax impairment charge (in millions)	$—	$—	$—

Discount Rate	9.5%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.3% – 0.5%	0.3% – 1.0%	0.4% – 1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%	1.0% – 2.0%	1.5% – 2.0%
Mature Market Share Range	9.8% – 14.3%	6.9% – 25.2%	6.4% – 26.9%
Operating Profit Margin Range	31.7%	30.0% – 48.4%	31.1% – 47.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second and third quarters of 2015, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2015 and September 30, 2015. Similarly, during the first, second and third quarters of 2014, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim impairment analysis for certain radio market reporting units as of March 31, 2014, June 30, 2014 and September 30, 2014. No goodwill impairment was identified during the three or nine months ended September 30, 2015 and 2014. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessment as of October 1, 2014, and interim impairment assessments for the quarters ended September 30, 2015 and 2014.

Goodwill (Radio Market	September 30,	October 1,	September 30,
Reporting Units)	2015 (a)	2014	2014 (a)

Pre-tax impairment charge (in millions)	$–	$–	$–

Discount Rate	9.5%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.4% – 0.7%	0.3% – 1.0%	0.0% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 2.0%	1.0% – 2.0%	1.0% – 2.0%
Mature Market Share Range	7.4% – 14.8%	7.2% – 19.5%	7.1% – 19.8%
Operating Profit Margin Range	26.4% – 38.7%	26.4% – 52.2%	28.4% – 56.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the third quarter of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Interactive One’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Interactive One for the interim assessment at September 30, 2015. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of our interim assessment, based on preliminary calculations, the Company recorded an estimated goodwill impairment charge of approximately $14.5 million during the quarter ended September 30, 2015. The Company expects to finalize the step two impairment analysis and record any adjustments to the preliminary amount during the fourth quarter of 2015.

September 30,
Internet Segment Goodwill	2015

Impairment charge (in millions)	$14.5

Discount Rate	14.0%
Year 1 Revenue Growth Rate	9.6%
Long-term Revenue Growth Rate (Year 10)	2.5%
Operating Profit Margin Range	4.5% – 23.9%

During the third quarter of 2014, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Reach Media’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the interim assessment at September 30, 2014. When compared to the discount rates used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of our interim assessment, the Company concluded no impairment for the Reach Media goodwill value had occurred.

September
30,
Reach Media Segment Goodwill	2014

Pre-tax impairment charge (in millions)	$—

Discount Rate	12.0%
Year 1 Revenue Growth Rate	1.5%
Long-term Revenue Growth Rate Range	0.1 – 2.0%
Operating Profit Margin Range	10.0 – 14.9%

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company has early adopted ASU 2015-03 during the nine months ended September 30, 2015, resulting in approximately $7.8 million of net debt issuance costs presented as a direct deduction to the Company's long-term debt in the consolidated balance sheet as of September 30, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

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

 Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which expire beginning December 31, 2015, and as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.7 million and $2.3 million for the three month periods ended September 30, 2015 and 2014, respectively, and approximately $7.7 million and $7.1 million for the nine month periods ended September 30, 2015 and 2014, respectively.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2015:

	Payments Due by Period
Contractual Obligations	Remainder of 2015	2016	2017	2018	2019	2020 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$7,747	$30,988	$30,988	$30,988	$30,988	$338,443	$470,142
7.375% Senior Secured Notes(1)	6,453	25,813	25,813	25,813	25,813	409,154	518,859
Credit facilities(2)	5,149	20,097	19,930	357,512	—	—	402,688
Other operating contracts / agreements(3)	21,699	35,404	16,481	2,469	602	17,462	94,117
Operating lease obligations	2,668	10,423	9,719	6,235	5,240	18,723	53,008
Senior Unsecured Note(4)	311	1,243	1,243	1,243	12,086	—	16,126
Total	$44,027	$123,968	$104,174	$424,260	$74,729	$783,782	$1,554,940

(1)	Includes interest obligations based on current effective interest rate on senior subordinated and secured notes outstanding as of September 30, 2015.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2015.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating and investment agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents our new senior unsecured promissory note issued on April 17, 2015, in the aggregate principal amount of approximately $11.9 million due to Comcast. The note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2015, the Company had letters of credit totaling $1.0 million under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 9, 2015

