Form 10-K
period 2015-12-31
RADIO ONE, INC.
filed 2016-03-14
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 7, 2016
Class A Common Stock, $.001 par value	2,091,712
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,928,906
Class D Common Stock, $.001 par value	41,726,713

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2015, was approximately $99.1 million.

1

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2015

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

The term “station operating income” is also used throughout this report.  “Station operating income” consists of net loss or income before depreciation and amortization, corporate expenses, stock-based compensation, equity in income or loss of affiliated company, income taxes, noncontrolling interests in income of subsidiaries, interest expense, impairment of long-lived assets, other income or expense, gain or loss on retirement of debt, and income or loss from discontinued operations, net of tax. Station operating income is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).  Nevertheless, we believe station operating income is a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our radio stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our fixed assets, income taxes, investments, debt financings, gain or loss on retirement of debt, corporate overhead, stock-based compensation, impairment of long-lived assets and income or losses from asset sales.  Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other radio broadcasting companies as it includes results from all four of our reportable segments (radio broadcasting, Reach Media, internet and cable television). Station operating income does not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Unless otherwise indicated:

•	we obtained total radio industry revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we obtained audience share and ranking information from Nielsen Audio, Inc. (“Nielsen”, formerly Arbitron Inc.); and

•	we derived historical market statistics and market revenue share percentages from data published by Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey (“BIA”), a media and telecommunications advisory services firm.

Cautionary Note Regarding Forward-Looking Statements

This document, and the documents incorporated by reference into this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking” statements including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results, or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations, or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties, and factors include (in no particular order), but are not limited to:

•	economic sluggishness and volatility, credit and equity market unpredictability, employment outlook uncertainties and continued fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to finance other strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) that could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given fluctuations in the economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and new content distribution platforms and technologies;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Radio One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Radio One,” “the Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2015, we owned and/or operated 56 broadcast stations located in 16 of the top 33 urban markets in the United States. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 99.6% controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind (as defined in the notes to the consolidated financial statements in Note 2 – Acquisitions and Dispositions), News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente. In May 2014, the Company agreed to invest a minimum of $5 million up to a maximum of $40 million in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in late 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

Beginning November 1, 2012, our Columbus, Ohio radio station, WJKR-FM (The Jack, 98.9 FM) was made the subject of an LMA, and, on February 15, 2013, the Company sold that station’s assets.  The results from operations of this station for the year ended December 31, 2013, has been classified as discontinued operations in the accompanying consolidated financial statements.

As of June 2011, our remaining Boston radio station was made the subject of a TBA whereby, similar in operation to an LMA, we have made available, for a fee, air time on this station to another party. In December 2013, we renegotiated the terms of the TBA, which now expires December 1, 2016, at which time the station will be conveyed. As a result, that station’s radio broadcasting license was classified as an other current asset as of December 31, 2015 and 2014, and is being amortized through the anticipated conveyance date.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television.

Our Stations and Markets

The table below provides information about our radio stations and the markets in which we owned or operated as of December 31, 2015.

	Radio One			Market Data
Market	Number of Stations(1)		Entire Audience Four Book Average Audience Share(2)	Ranking by Size of African-American Population Persons 12+(3)	Estimated Fall 2015 Metro Population Persons 12+
	FM	AM			Total (millions)	African- American %
Atlanta	4	-	13.6	2	4.6	33.6
Washington, DC	3	2	10.5	4	4.9	26.7
Houston	3	-	12.8	5	5.5	17.4
Philadelphia	3	-	7.8	6	4.6	20.5
Dallas	2	-	5.4	7	5.8	16.0
Detroit	3	1	10.2	8	3.8	22.0
Baltimore	2	2	14.8	11	2.4	28.8
Charlotte	3	-	12.4	13	2.2	22.6
St. Louis	2	-	9.7	16	2.3	18.6
Cleveland	2	2	12.4	18	1.8	19.9
Raleigh-Durham	4	-	17.1	19	1.5	22.7
Boston(5)	-	1	N/A	20	4.2	7.5
Richmond(4)	4	1	21.1	21	1.0	30.2
Columbus	4	-	7.1	26	1.6	16.0
Indianapolis	3	1	14.3	28	1.5	16.1
Cincinnati	2	1	6.9	34	1.8	12.6
Total	44	11

(1)	WDNI-CD (formerly WDNI-LP), the low power television station that we operate in Indianapolis is not included in this table and constitutes the 56th broadcast station.
(2)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2015 Nielsen Survey.
(3)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2015.
(4)	Richmond is the only market in which we operate using the diary methodology of audience measurement.
(5)	We retain ownership of a station in Boston; however, that station is the subject of a TBA and is not operated by us. Therefore, we do not subscribe to Nielsen for our Boston market.

The African-American Market Opportunity

 We believe that urban-oriented media primarily targeting African-Americans continues as an attractive opportunity for the following reasons:

African Americans Remain Heavy Consumers of Media. While radio is a maturing industry, radio consumption among African-Americans remains high. A recent survey indicates that 91% of all African-Americans — 31 million people —- tune into radio each week. On average, African-Americans listen to more radio relative to the total population at all age levels but particularly in the youngest and Baby Boomer age ranges. African-Americans aged 12-17 listen to an average of over 11% more hours of radio per month than does the total 12-17 population. Further, African-Americans aged 50-64 listen to an average of over 9% more hours of radio per month than the total 50-64 population. Indeed, African-Americans listen to the radio on average more than any other ethnic group, with African-Americans on average having more than 60 hours of radio listening time per month. Critical to advertisers, in the top 50 designated market areas, radio reaches on average each month 94% of African-Americans with a household income of $75,000 or more and 93% of African-Americans who are college graduates. (Source: “African-American Consumers: The Untold Story”, The Nielsen Company 2015.) African-Americans are also heavily engaged viewers of television - watching an average of nearly 52 hours per week. (Source: “Nielsen Total Audience Report, Quarter 1, 2015). Indeed, networks focused specifically on reaching the African-American audience, such as TV One, produce programming that accounts for 76% of the top 25 indexing programs for African-American adults. (Source: “Powerful, Growing, Influential. The African-American Consumer, 2014 Report,” Nielsen and Essence, 2014.)

Steady African-American Population Growth. From 2000 to 2014, the nation’s African-American population grew at a 35% greater rate than the total population, and at more than double the 8.2% growth rate of the white population. By 2019, the nation’s African-American population is expected to increase 6%, exceeding the 4.4% growth expected of the general U.S. population by that year. By 2060, the African-American population will increase from 45.7 million to 74.5 million, and by that year African-Americans are expected to comprise almost 18% of the total U.S. population. (Source: “African-American Consumers: The Untold Story”, The Nielsen Company 2015.)

High African-American Geographic Concentration. An analysis of the African-American population shows a high degree of geographic concentration. Indeed, according to recent census data, about 60% of African-Americans live in 10 states. The 10 states with the largest African-American populations in 2014 were New York (3.8 million), Texas (3.6 million), Florida (3.6 million), Georgia (3.3 million), California (3.0 million), North Carolina (2.3 million), Illinois (2.0 million), Maryland (1.9 million), Virginia (1.8 million) and Ohio (1.6 million). (Source:   U.S. Census Bureau 2014 Estimate). The practical implication of these findings is that a multi-media strategy within these pockets of geographic concentration can have a proportionately much more meaningful reach towards the African-American population than towards non-African-American U.S. populations. Indeed, the markets in which we operate radio stations are home in aggregate to 27% of the total African-American population. (Source:  U.S. Census Bureau 2014 Estimate).

Higher African-American Income Growth. The economic status of African-Americans has improved at an above-average rate over the past two decades. African-American buying power is expected to increase to over $1.3 trillion by 2017. In 2013, the nation’s share of total buying power that was African-American was 8.6%, up from 8.2% in 2000 and from 7.5% in 1990. African-American consumers’ share of the nation’s total buying power will rise to 8.8% in 2018, accounting for almost nine cents out of every dollar that is spent. (Source: “The Multicultural Economy 2013,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2013.) For the most recent available year (2013), African-American median household income increased 2.3% over the prior year compared to a 0.3% increase across total households. The percentage of African-American households that earned more than $50,000 per year increased from 30% in 2005 to 36% in 2013 and the percentage of African-American households that earned more than $75,000 per year increased from 15% in 2005 to 20% in 2013. But perhaps most impressive, between the years 2005 and 2013, the income bracket with the largest percentage increase for African-Americans occurred in households earning over $200,000 per year. The number of African-American households earning over $200,000 per year increased 138% in that timeframe compared with an increase of 74% for all households. (Source: U.S. Census, American Community Survey, 2014 Report.) Growth in African-American household income is anticipated to continue to increase at an outsize rate as a relatively larger portions of African-American join the workforce for the first time or move up from entry level jobs. This is particularly likely given the significantly younger median age of African-Americans, since this suggests that proportionately fewer African-Americans have reached their peak earning years. Further, African-Americans are increasingly educated. Indeed, the percentage of African-American high school graduates who enroll in college jumped to 70.9% for 2014 graduates from 59.3% in 2013, a rate that exceeded the 2014 67.3% college enrollment rate for non-Hispanic white high school graduates and the 68.4% enrollment rate for the total population. (Source: U.S. Bureau of Labor Statistics, 2013-2014.)

Growing Influence of African-American Culture. The African-American population, on average, is younger than the average for the total U.S. population, with an average age of 31.4 years, compared to 39 years for the non-Hispanic White population and 37.7 years for the total population. Almost 30% of the African-American population is under the age of 18. Because of their relative youth and role as avid consumers African-Americans are also key influencers and creators of pop culture. (Source: “African-American Consumers: The Untold Story”, The Nielsen Company 2015.) Other demographic segments perceive Blacks as a driving force for popular culture: 73% of whites and 67% of Hispanics believe African-Americans influence mainstream American culture. (Source: “Resilient, Receptive and Relevant: The African-American Consumer,” Nielsen, 2013.) Further, we believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of politics, music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries have embraced this urbanization trend in their products as well as in their advertising messages. Indeed, African-American celebrities are among the most well-known, influential personalities and trendsetter across the entertainment landscape. In music, Beyonce is one of the top three trendsetting artists in the pop genre, Will Smith is the third most widely recognized actor in film, Oprah Winfrey is viewed as the most influential media personality in television and Michael Jordan is the highest marketable celebrity in all of sports. (Source: Nielsen Entertainment, N-Score 2015.)

Growth in Advertising Targeting the African-American Market. We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within a mature domestic market. African-American consumers have behavior patterns distinguishable from those of the general market population. For example, African-Americans as a group are, relative to the total population, heavier consumers of media and shop more frequently. (Source: “Resilient, Receptive and Relevant: The African-American Consumer,” Nielsen, 2013.) We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand African-American consumers, and to relate to them with messages that are relevant to their community. These advertisers are accomplishing this by visibly and consistently engaging the African-American consumer, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty. Using multiple platforms to reach African-American consumers is an effective marketing strategy as 62% of Blacks are likely to feel advertising content accessed via mobile phones and devices is useful. Fifty-three percent agreed that TV ads provided useful information about new products and services, while the respective percentages of Blacks that felt advertising accessed via other media was useful (newspapers (47%), magazines (46%), radio (39%), and internet (38%)) was similar to the percentages for the general population. (Source: “Powerful, Growing, Influential. The African-American Consumer, 2014 Report,” Nielsen and Essence, 2014.) In 2013, $2.6 billion was spent with media focused on African-American audiences, on cable television, national magazines, network television, spot radio, and syndicated television. This represented a 7 percent growth over 2012, compared to a 2% increase in overall advertising spending. While this growth in spending was a positive sign, it should be noted that this amount was only 2.6% of the total $69.3 billion companies spent advertising on these media platforms in 2013. (Source: “Powerful, Growing, Influential. The African-American Consumer, 2014 Report,” Nielsen and Essence, 2014.)

Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings. African-American households outnumber each other ethnic (non-white) category of households as far as the number of households that reported using the internet. (Source: U.S. Census Bureau, May 2013, “Computer and Internet Use in the United States.”) The same factors driving increases in African-American buying power, such as improvements in education, incomes, and employment, are also increasing African-American internet usage. Further, African-Americans are heavy smartphone owners and users. Smartphone penetration is 83% among Black consumers compared to 75% for non-Hispanic Whites. African-American use the internet for many purposes, including entertainment, sports, dating, personal advancement and commerce. (Source: “African-American Consumers: The Untold Story”, The Nielsen Company 2015.)

Business Strategy

Radio Station Portfolio Optimization. Within our core radio business, our portfolio management strategy is to make select acquisitions of radio stations, primarily in markets where we already have a presence, and to divest stations which are no longer strategic in nature. Depending on market conditions, we may divest stations that do not have an urban format or stations located in smaller markets or markets where the African-American population is smaller, on a relative basis, than other markets in which we operate. Further, given market conditions, changes in ratings methodologies and economic and demographic shifts, from time to time, we may reprogram some of our stations in underperforming segments of certain markets. However, our core franchise remains targeted toward the African-American and/or urban listener and consumer. Through our portfolio management strategy, we are continually looking for opportunities to upgrade the performance of existing radio stations through reprogramming or by strengthening their signals to reach a larger number of potential listeners.

Investment in Complementary Businesses. We continue to invest in complementary businesses in the media and entertainment industry. The primary focus of these investments will be on businesses that provide entertainment and information content to African-American and urban consumers. In April 2015, we increased our ownership interest in TV One, a cable television network targeting African-Americans, to 99.6% by buying the stake of our former partner Comcast Corporation (the remaining 0.4% being held by employees). In December 2014, we acquired certain assets of GG Digital, Inc., including the website and brand Global Grind. The Global Grind website and brand have been integrated into our online operations, as part of Interactive One, which includes the largest social networking site by members primarily targeted at African-Americans. Further, in May 2014, the Company agreed to invest in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in late 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic. The consolidation of Reach Media, TV One and Global Grind into our operations and our investment in MGM National Harbor are consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers. We believe that our unique position as a diversified media company focused on the African-American consumer provides us with a competitive advantage in these new businesses.

Top 50 African-American Radio Markets in the United States

The table below notes the top 50 African-American radio markets in the United States. The bold text indicates markets where we own and/or operate radio stations. Population estimates are for 2015 and are based upon data provided by Nielsen.

		African-	Percentage of
		American	the Overall
		Population	Population
Rank	Market	(Persons 12+)	(Persons 12+)
		(In thousands)
1	New York	2,757	16.9%
2	Atlanta	1,563	33.6%
3	Chicago	1,352	17.0%
4	Washington, DC	1,295	26.7%
5	Houston-Galveston	963	17.4%
6	Philadelphia	938	20.5%
7	Dallas-Ft. Worth	928	16.0%
8	Detroit	838	22.0%
9	Los Angeles	821	7.2%
10	Miami-Ft. Lauderdale-Hollywood	820	20.7%
11	Baltimore	691	28.8%
12	Memphis	513	45.8%
13	Charlotte-Gastonia-Rock Hill	498	22.6%
14	San Francisco	448	6.8%
15	Norfolk-Virginia Beach-Newport News	436	31.1%
16	St. Louis	434	18.6%
17	New Orleans	393	31.5%
18	Cleveland	354	19.9%
19	Raleigh-Durham	342	22.7%
20	Boston	319	7.5%
21	Richmond	311	30.2%
22	Tampa-St. Petersburg-Clearwater	302	11.7%
23	Orlando	291	16.5%
24	Greensboro-Winston-Salem-High Point	285	22.5%
25	Birmingham	271	29.6%
26	Columbus, OH	260	16.0%
27	Jacksonville	259	21.0%
28	Indianapolis	243	16.1%
29	Nassau-Suffolk (Long Island)	238	9.6%
30	Seattle-Tacoma	238	6.4%
31	Minneapolis-St. Paul	236	8.1%
32	Milwaukee-Racine	232	15.5%
33	Nashville	230	16.4%
34	Cincinnati	228	12.6%
35	Kansas City	228	13.3%
36	West Palm Beach-Boca Raton	216	17.4%
37	Las Vegas	210	11.8%
38	Baton Rouge	207	33.6%
39	Middlesex-Somerset-Union	202	13.6%
40	Phoenix	201	5.7%
41	Jackson, MS	199	48.0%
42	Columbia, SC	197	33.4%
43	Hudson Valley	191	12.6%
44	Riverside-San Bernardino	181	8.8%
45	Pittsburgh, PA	177	8.8%
46	Charleston, SC	166	26.2%
47	Greenville-Spartanburg	165	17.5%
48	Augusta, GA	164	34.7%
49	Louisville	157	15.2%
50	Sacramento	154	7.9%

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

Ownership and Syndication of Programming Content

To diversify our revenue base beyond the markets in which we physically operate, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of multi-media distribution assets or through distribution assets owned by others. If we distribute content through others, we are paid for providing this content or we receive advertising inventory which we monetize through our adverting sales. Our programming content efforts have included our investment in TV One and its related programming and the acquisition and development of our interactive brands including Global Grind, BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful. Our efforts also include the development and distribution of several syndicated radio shows, including the Tom Joyner Morning Show, the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show, and the DL Hughley Show. In addition to being broadcast on Radio One stations, our syndicated radio programming also was available on over 220 non-Radio One stations throughout the United States as of December 31, 2015.

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

We have created a national platform of radio stations and syndicated programming in some of the largest African-American consumer markets. Our radio platform together with our syndicated programming platform has the ability to reach approximately 20 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Given the high degree of geographic concentration among the African-American population, national advertisers find advertising on our radio stations an efficient and cost-effective way to reach this target audience. Through integrated sales efforts, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising inventory, and increasing the capacity utilization of our inventory and making our sales efforts more efficient. We have also created a dedicated online sales force as part of our internet segment. Our leading advertising products, custom marketing solutions, and integrated inventory opportunities provide our advertising customers a unique vehicle to reach online African-American consumers at scale. To allow marketers to reach our audience across all of our platforms (radio, television, and online) in an efficient way, we offer “One Solution”, a cross-platform/brand sales and marketing effort which allows top tier advertisers to take full advantage of our complete suite of offerings through a one-stop shop approach that has the potential to reach approximately 80 percent of African-Americans in the United States.

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

Our Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations as of December 31, 2015. Market population data and revenue rank data are from BIA/Kelsey “Investing in Radio Market Report”, 2015 Fourth Edition. Audience share and audience rank data are based on Nielsen Surveys unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations. We do not operate the station we own in the Boston market; thus, it is not reflected on this table.

					Audience	Audience	Share in	Rank in
	2015 Metro	Year		Target Age	Share in 12+	Rank in 12+	Target	Target
Market	Population	Acquired	Format	Demographic	Demographic	Demographic	Demographic	Demographic
Atlanta	8
WPZE-FM		2004	Contemporary Inspirational	25-54	4.2	11	3.3	14
WHTA-FM		2002	Urban Contemporary	18-34	4.2	11	7.1	2
WAMJ-FM		1999	Urban AC	25-54	4.5	7	4.7	8
WUMJ-FM		1999	Urban AC	25-54	*	*	*	*

Washington, DC	7
WKYS-FM		1995	Urban Contemporary	18-34	3.7	11	8.3	2
WMMJ-FM		1987	Urban AC	25-54	3.9	8	3.1	14
WPRS-FM		2008	Contemporary Inspirational	25-54	2.9	15	2.4	15
WOL-AM		1980	News/Talk	35-64	0.0	n/a	n/a	n/a
WYCB-AM		1998	Gospel	25-54	0.0	n/a	n/a	n/a

Philadelphia	9
WPPZ-FM		1997	Contemporary Inspirational	25-54	1.9	18	1.7	19
WPHI-FM		2000	Urban Contemporary	18-34	2.4	17	3.5	14
WRNB-FM		2004	Urban AC	25-54	3.5	12	3.7	13

Houston	6
KMJQ-FM		2000	Urban AC	25-54	6.4	2	5.7	5
KBXX-FM		2000	Urban Contemporary	18-34	4.7	7	8.3	1
KROI-FM		2004	News	25-54	1.7	23	2.2	19

Detroit	12
WGPR-FM		(1)	Urban Contemporary	18-34	3.0	15	6.0	4
WDMK-FM		1998	Urban AC	25-54	4.4	10	4.1	12
WPZR-FM		1998	Contemporary Inspirational	25-54	2.5	17	2.8	16
WCHB-AM		1998	News/Talk	35-64	0.3	29	0.3	30

Dallas	5
KBFB-FM		2000	Urban Contemporary	18-34	3.1	12	4.7	5
KSOC-FM		2001	Urban AC	25-54	2.3	18	2.7	17

Baltimore	21
WERQ-FM		1993	Urban Contemporary	18-34	7.0	2	12.1	1
WWIN-FM		1992	Urban AC	25-54	6.5	4	6.1	4
WOLB-AM		1993	News/Talk	35-64	0.1	49
WWIN-AM		1992	Gospel	35-64	0.4	39	0.4	38

Charlotte	24
WPZS-FM		2004	Contemporary Inspirational	25-54	3.3	13	2.6	16
WOSF-FM		2014	Urban AC/Urban Oldies	25-54	5.1	7	5.3	8
WQNC-FM		2004	Contemporary Inspirational	25-54	1.7	18	2.9	11

St. Louis	22
WFUN-FM		1999	Urban AC	25-54	5.2	5	4.5	12
WHHL-FM		2006	Urban Contemporary	18-34	4.5	13	9.0	2

Cleveland	31
WENZ-FM		1999	Urban Contemporary	18-34	4.6	10	9.7	2
WERE-AM		2000	News/Talk	35-64
WZAK-FM		2000	Urban AC	25-54	6.9	4	5.2	10
WJMO-AM		1999	Contemporary Inspirational	25-54	0.9	21	1.0	20

					Audience	Audience	Share in	Rank in
	2015 Metro	Year		Target Age	Share in 12+	Rank in 12+	Target	Target
Market	Population	Acquired	Format	Demographic	Demographic	Demographic	Demographic	Demographic
Raleigh-Durham	40
WQOK-FM		2000	Urban Contemporary	18-34	5.6	7	10.6	2
WFXK-FM		2000	Urban AC	25-54	***	***	***	***
WFXC-FM		2000	Urban AC	25-54	6.6	4	5.9	6
WNNL-FM		2000	Contemporary Inspirational	25-54	4.9	9	5.0	8

Richmond(2)	54
WCDX-FM		2001	Urban Contemporary	18-34	5.7	5	11.4	2
WPZZ-FM		1999	Contemporary Inspirational	25-54	6.0	4	5.7	5
WKJS-FM		2001	Urban AC	25-54	9.1	1	8.9	1
WKJM-FM		2001	Urban AC	25-54	****	****	****	****
WTPS-AM		2001	News/Talk	35-64	0.3	28	0.3	27

Columbus	37
WCKX-FM		2001	Urban Contemporary	18-34	3.3	13	5.7	5
WBMO-FM		2001	Urban AC	25-54	3.8	10	2.9	13
WXMG-FM		(3)	Urban Contemporary	25-54
WJYD-FM		(3)	Contemporary Inspirational	25-54

Indianapolis(4)	38
WHHH-FM		2000	Rhythmic CHR	18-34	4.5	12	7.5	3
WTLC-FM		2000	Urban AC	25-54	5.3	8	5.0	8
WNOW-FM		2000	Pop/CHR	18-34	3.4	15	5.0	9
WTLC-AM		2001	Contemporary Inspirational	25-54	1.1	19	1.2	20

Cincinnati	30
WIZF-FM		2001	Urban Contemporary	18-34	4.0	10	8.0	3
WOSL-FM		2006	Urban AC	25-54	2.6	14	2.2	15
WDBZ-AM		2007	News/Talk	35-64	0.3	32	0.3	33

AC—refers to Adult Contemporary

CHR—refers to Contemporary Hit Radio

R&B—refers to Rhythm and Blues

Pop—refers to Popular Music

*	Simulcast with WAMJ-FM
**	Simulcast with WPZS-FM
***	Simulcast with WFXC-FM
****	Simulcast with WKJS-FM

(1)	Station was operating under a TBA as of December 31, 2014. The TBA expires December 31, 2019.

(2)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

(3)	WXMG-FM and WJYD-FM began broadcasting under an LMA November 19, 2015: thus, ratings are not available. On February 3, 2016, the Company completed the acquisition of these stations.

(4)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

Radio Advertising Revenue

For the year ended December 31, 2015, approximately 44.3% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 61.8% of our net revenue from our core radio business for the year ended December 31, 2015, was generated from the sale of local advertising and 33.3% from sales to national advertisers, including network advertising. Effective, January 1, 2013, we consolidated our syndication network programming within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales, and revenue related to sponsored events, management fees and other revenue.

Advertising rates charged by radio stations are based primarily on:

•	a radio station’s audience share within the demographic groups targeted by the advertisers;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply and demand for radio advertising time.

A radio station’s listenership is measured by the Portable People MeterTM (the “PPMTM”) system or diary ratings surveys, both of which estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience growth, set advertising rates and adjust programming. Advertising rates are generally highest during the morning and afternoon commuting hours.

Strategic Diversification and Other Sources of Revenue

We have expanded our operations to include other media forms that are complementary to our core radio business. In December 2014, we acquired certain assets of GG Digital, Inc., including the website and brand Global Grind. The Global Grind website and brand have been integrated into our online operations as part of Interactive One, which includes the largest social networking site by members primarily targeted at African-Americans. Interactive One derives revenue from advertising services on non-radio station branded websites, and studio services where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations which provide top-tier third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndicated radio shows, including the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2015, the Tom Joyner Morning Show was broadcast on 94 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media operates www.BlackAmericaWeb.com, an African-American targeted website and also operates the Tom Joyner Family Reunion and various other special event-related activities.

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. In April 2011, we increased our ownership interest in TV One to 50.9% giving us a controlling interest in the network. Since April 2011, our ownership in TV One has increased to approximately 99.6% after redemptions of certain management interests and, most recently, through our acquisition of Comcast’s interest in April 2015.

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

Our internet segment competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as Yahoo!TM, GoogleTM, and MicrosoftTM and social networking sites such as FacebookTM and traditional media companies, which are increasingly offering their own internet products and services. The Internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation by the FCC and other federal agencies of ownership, programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:

•	assigns frequency bands for radio broadcasting;

•	determines the particular frequencies, locations, operating power, interference standards, and other technical parameters for radio broadcast stations;

•	issues, renews, revokes and modifies radio broadcast station licenses;

•	imposes annual regulatory fees and application processing fees to recover its administrative costs;

•	establishes technical requirements for certain transmitting equipment to restrict harmful emissions;

•	adopts and implements regulations and policies that affect the ownership, operation, program content, employment, and business practices of radio broadcast stations; and

•	has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

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

Congress, the FCC and, in some cases, local jurisdictions, are considering or may in the future consider and adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to increase record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to rules relating to political broadcasting, including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, political advertising rates and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine, and other alcoholic beverages;

•	revised rules and policies regarding the regulation of the broadcast of indecent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	legislation that would provide for the payment of sound recording royalties to artists, musicians or record companies whose music is played on terrestrial radio stations; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

Radio One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we own the license as of December 31, 2015. Stations which we do not own as of December 31, 2015, but operate under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station’s antenna and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station.

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT in Meters	Operating Frequency	Expiration Date of FCC License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2020
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2020
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2020
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2020

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2019
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2019
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2019
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2019
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2019

Philadelphia	WPPZ-FM(1)	1997	A	0.27	338.0	103.9 MHz	8/1/2022
	WRNB-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2022
	WPHI-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2022

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2021
	KBXX-FM	2000	C	95.0	585.0	97.9 MHz	8/1/2021
	KROI-FM	2004	C1	21.36	526	92.1 MHz	8/1/2021

Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2020
	WCHB-AM	1998	B	50.0	N/A	1200 kHz	10/1/2020
	WPZR-FM	1998	B	50.0	152.0	102.7 MHz	10/1/2020

Dallas	KBFB-FM	2000	C	99.0	574	97.9 MHz	8/1/2021
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2021

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2019
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2019
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2019
	WERQ-FM	1993	B	37.0	173.0	92.3 MHz	10/1/2019

Charlotte	WQNC-FM	2000	C3	10.5	154.0	92.7 MHz	12/1/2019
	WPZS-FM	2004	A	5.2	107.0	100.9 MHz	12/1/2019
	WOSF-FM	2014	C1	51.0	395.0	105.3 MHz	12/1/2019

St. Louis	WFUN-FM	1999	C3	10.5	155.0	95.5 MHz	12/1/2020
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2021

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2020
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2020
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2020
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2020

Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2019
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2019
	WFXC-FM	2000	C3	8.0	146.0	107.1 MHz	12/1/2019
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2019

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2019
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2019
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2019
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2019
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2019

Boston	WILD-AM	2001	D	4.8	N/A	1090 kHz	4/1/2022

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2020
	WBMO-FM	2001	A	6.0	99.0	106.3 MHz	10/1/2020

Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2020
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2020
	WNOW-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2020
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2020

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2020
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2020
	WOSL-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2020

(1)	WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.

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

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens or by any entity that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. entities. The Communications Act prohibits indirect foreign ownership or control through a parent company of the licensee of more than 25% if the FCC determines the public interest will be served by the refusal or revocation of such license.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before this 25% limit may be exceeded, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments, or foreign business entities. In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In October 2015, the FCC proposed rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and solicited public comment on related matters, such as revising the methodology that broadcasters may use to assess their compliance with the 25% limit.

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

Programming and Operations.  The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating its responsiveness. The FCC considers complaints from viewers or listeners about a broadcast station’s programming, and the station is required to maintain letters and emails it receives from the public regarding station operation on public file for three years.  In January 2016, the FCC adopted rules requiring that radio stations post and maintain their public inspection files online.  The rules require that stations upload their files into an FCC-maintained database that will display the contents of each station’s file to the public.  Moreover, the FCC has proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.  Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Employees

As of December 31, 2015, we employed 962 full-time employees and 344 part-time employees. Our employees are not unionized.

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

We may not be able to maintain compliance with the covenants contained in our senior credit facility. If economic conditions do not continue to improve, deteriorate, or other adverse factors outside our control arise, our operations could be negatively impacted, which could prevent us from maintaining compliance with our debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, we would implement remedial measures (as we have done in the past), which could include, but not be limited to, operating cost and capital expenditure reductions and deferrals. In addition, we could implement further de-leveraging actions, which may include, but not be limited to, other debt repayments, subject to our available liquidity and contractual ability to make such repayments and/or debt refinancings and amendments.

We have historically incurred net losses which could continue into the future.

We have historically reported net losses in our consolidated statements of operations, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, interest expenses (both cash and non-cash), net losses incurred for discontinued operations, and revenue declines caused by weakened advertising demand resulting from the current economic environment. For the years ended December 31, 2015, 2014 and 2013, we experienced net losses of approximately $74.0 million, $62.7 million and $62.0 million, respectively. These results have had a negative impact on our financial condition and could be exacerbated given the current economic climate. If these trends continue in the future, they could have a material adverse effect on our financial condition.

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

Media and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which can change quickly and are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict.

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

For the year ended December 31, 2015, approximately 44.3% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operate radio stations accounted for approximately 51.7% of our radio station net revenue for the year ended December 31, 2015. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 24.6% of our total consolidated net revenue for the year ended December 31, 2015. Revenue from the operations of Reach Media, along with revenue from four of the 15 markets in which we operate radio stations, accounted for approximately 34.8% of our total consolidated net revenue for the year ended December 31, 2015. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations.

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

We are pursuing a strategy of acquiring and investing in other forms of media or entertainment that complement our core radio business in an effort to grow and diversify our business and revenue streams. This strategy depends on our ability to find suitable opportunities and obtain acceptable financing. Negotiating transactions and integrating an acquired business could result in significant costs, including significant use of management’s time and resources. Further, such acquisitions or investments could involve the incurrence of substantial additional indebtedness.

Our diversification strategy partially depends on our ability to identify attractive opportunities at reasonable prices and to divest properties that are no longer strategic to our business. Further, entering new businesses may subject us to additional risk factors. Some of the material risks that could hinder our ability to implement this strategy include:

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

Continued growth in our internet advertising business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services may require significant time and costs. If we cannot continue to develop and improve our advertising products and services or if prices for our advertising products and services decrease, our internet advertising revenues could be adversely affected.

More individuals are using devices other than personal and laptop computers to access and use the internet, and, if we cannot make our products and services available and attractive to consumers via these alternative devices, our internet advertising revenues could be adversely affected.

Internet users are increasingly accessing and using the internet through mobile tablets and smartphones. In order for consumers to access and use our products and services via these devices, we must ensure that our products and services are technologically compatible with such devices. If we cannot effectively make our products and services available on these devices, fewer internet consumers may access and use our products and services and our advertising revenue may be negatively affected.

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

As of December 31, 2015, we had approximately $643.2 million in broadcast licenses and $258.3 million in goodwill, which totaled $901.5 million, and represented approximately 67.0% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded impairment charges against radio broadcasting licenses and goodwill of approximately $41.2 million for the year ended December 31, 2015.

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

For the second and third quarters in 2015, and for the first, second and third quarters in 2014 and 2013, the total market revenue growth for certain markets in which we operate was below that used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of each quarter-end date. We recorded an impairment charge of approximately $23.6 million related to our Cincinnati, Columbus, Dallas, Houston, Philadelphia, Raleigh and St. Louis radio broadcasting licenses as part of our annual impairment testing as of October 1, 2015. Finally, the Company also recorded an impairment charge of approximately $3.1 million related to our Cincinnati goodwill balance as part of our annual impairment testing as of October 1, 2015. The remaining radio broadcasting licenses that were tested during 2015 were not impaired. There was no impairment identified as part of this testing in 2014. We recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, we recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, the Company recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired. There were no impairment indicators present for any of our other radio broadcasting licenses. During the third and fourth quarters of 2015, the Company identified triggering events to perform a goodwill interim impairment analysis on the Interactive One reporting unit. The Company recorded a goodwill impairment charge related to Interactive One of approximately $14.5 million during the third quarter of 2015. There was no impairment identified during the fourth quarter of 2015 related to Interactive One. For the years ended December 31, 2015, 2014 and 2013, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $41.2 million, $0 and $14.9 million, respectively.

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

As of December 31, 2015, our Chairperson and her son, our President and CEO, collectively held approximately 95% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting upon Radio One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debtholders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Radio One.

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

Risks Related to Our Ownership of TV One

We may not realize all of the expected benefits from our ownership of TV One.

We believe that our ownership of TV One will provide us with a number of benefits, including helping us realize our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers. Our ability to realize the anticipated benefits of our TV One ownership will depend on TV One’s success. If our management of TV One is not executed effectively, it could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of our ownership may have a material adverse effect on our results of operations.

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

TV One is dependent upon the maintenance of affiliation agreements with cable and direct broadcast distributors for its revenues, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such distributors. The loss of one or more of these arrangements could reduce the distribution of TV One’s programming services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscribers and associated subscriber fees. In addition, consolidation among cable distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect TV One’s ability to maintain or obtain distribution for its network programming on favorable or commercially reasonable terms, or at all. TV One has yet to renew certain of its affiliation agreements. The results of the remaining renewals could have a material adverse effect on TV One’s revenues and results and operations. We cannot assure you that TV One will be able to renew its remaining affiliation agreements on commercially reasonable terms, or at all. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our content, which may adversely affect our revenues from subscriber fees and our ability to sell national and local advertising time.

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

The FCC has in the past vigorously enforced its indecency rules against the broadcast industry. See “Risks Related to Regulation-Increased enforcement by the FCC of its indecency rules against the broadcast industry could adversely affect our business operations.” Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement, or other expansion took place and was found to be constitutional, some of TV One’s content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

Our President and Chief Executive Officer has an interest in TV One that may conflict with your interests.

We have an employment agreement with our President and Chief Executive Officer, Mr. Alfred C. Liggins, III. The employment agreement provides, among other things, that in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of our aggregate investment in TV One (the “Employment Agreement Award”). Our obligation to pay the award was triggered only after our recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. Mr. Liggins’ rights to the Employment Agreement Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment (but similar rights could be included in the terms of a new employment agreement). As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities.

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

	High	Low
2015
First Quarter	$3.20	$1.50
Second Quarter	$4.11	$3.01
Third Quarter	$3.47	$2.20
Fourth Quarter	$2.46	$1.58

2014
First Quarter	$5.60	$4.07
Second Quarter	$4.90	$3.78
Third Quarter	$4.99	$2.92
Fourth Quarter	$2.78	$1.37

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2015
First Quarter	$3.21	$1.49
Second Quarter	$4.12	$3.16
Third Quarter	$3.45	$2.13
Fourth Quarter	$2.46	$1.55

2014
First Quarter	$5.54	$4.06
Second Quarter	$4.93	$3.75
Third Quarter	$4.95	$2.90
Fourth Quarter	$2.76	$1.38

STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class A shares)

Performance since December 31, 2009

Source: FactSet, Factiva

Note 1 - Peer group includes Emmis Communications Corp., Entercom Communications Corp., Saga Communications Inc., Cumulus Media Inc. and Salem Communications Corp.

STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class D shares)

Performance since December 31, 2009

Source: FactSet, Factiva

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

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of February 11, 2016, there were approximately 1,584 holders of Radio One’s Class A Common Stock, two holders of Radio One’s Class B Common Stock, three holders of Radio One’s Class C Common Stock, and approximately 1,834 holders of Radio One’s Class D Common Stock.

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

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share data)
Statements of Operations (1):
Net revenue	$450,861	$441,387	$448,700	$424,573	$364,297
Programming and technical expenses including stock-based compensation	134,410	141,689	138,021	135,974	115,106
Selling, general and administrative expenses including stock-based compensation	149,811	142,454	145,261	137,843	126,513
Corporate selling, general and administrative expenses including stock-based compensation	53,907	43,257	39,700	40,457	37,850
Depreciation and amortization	35,355	36,822	37,870	38,777	37,142
Impairment of long-lived assets	41,211	—	14,880	313	22,331
Operating income	36,167	77,165	72,968	71,209	25,355
Interest expense (2)	79,936	79,444	88,951	90,549	87,766
Gain on investment of affiliated company (3)	—	—	—	—	146,879
Loss on retirement of debt	(7,091)	(5,679)	—	—	(7,743)
Equity in income of affiliated company	—	—	—	—	3,287
Other (expense) income, net	(216)	32	307	(1,357)	(324)
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(51,076)	(7,926)	(15,676)	(20,697)	79,688
Provision for income taxes	15,058	34,814	28,719	33,235	66,686
(Loss) income from continuing operations	(66,134)	(42,740)	(44,395)	(53,932)	13,002
Income (loss) from discontinued operations, net of tax	—	—	885	(184)	(99)
Consolidated net (loss) income	(66,134)	(42,740)	(43,510)	(54,116)	12,903
Noncontrolling interests in income of subsidiaries	7,888	19,930	18,471	12,749	10,014
Consolidated net (loss) income applicable to common stockholders	$(7,4022)	$(62,670)	$(61,981)	$(66,865)	$2,889

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(1.54)	$(1.32)	$(1.30)	$(1.33)	$0.06
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.02	(0.00)	(0.00)
Net (loss) income applicable to common stockholders per share	$(1.54)	$(1.32)	$(1.28)	$(1.34)*	$0.06

Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(1.54)	$(1.32)	$(1.30)	$(1.33)	$0.06
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.02	(0.00)	(0.00)
Net (loss) income applicable to common stockholders per share	$(1.54)	$(1.32)	$(1.28)	$(1.34)*	$0.06)

*Per share amounts do not add due to rounding

Balance Sheet Data (4):
Cash and cash equivalents	$67,376	$67,781	$56,676	$57,255	$35,939
Intangible assets, net	1,042,956	1,112,443	1,137,762	1,191,013	1,226,696
Total assets	1,346,524	1,391,694	1,405,100	1,447,445	1,473,216
Total debt (including current portion)	1,024,337	813,444	806,380	805,968	795,638
Total liabilities	1,407,062	1,160,286	1,108,126	1,080,094	1,042,275
Total (deficit) equity	(71,824)	220,572	284,975	354,498	410,598

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions and dispositions during the periods covered.

(2)	Interest expense includes non-cash interest, such as the accretion of principal, local marketing agreement (“LMA”) fees, time brokerage agreement (“TBA”) fees, the amortization of discounts on debt and the amortization of deferred financing costs.
(3)	The Company recognized an after-tax gain of approximately $146.9 million during the second quarter of 2011 associated with our acquisition of the controlling ownership interest in TV One.
(4)	During 2015, the Company early adopted Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) and adjusted its balance sheets to present net debt issuance costs as a direct reduction to the Company's long-term debt. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt in the consolidated balance sheets above.

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$41,752	$53,920	$37,029	$45,447	$31,606
Investing activities	(219,261)	(15,100)	(6,073)	(8,044)	55,800
Financing activities	177,104	(27,715)	(31,535)	(16,087)	(60,659)
Other Data:
Cash interest expense (1)	$69,934	$68,536	$83,612	$73,307	$56,072
Capital expenditures	7,339	5,537	9,194	12,485	9,445

(1)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

For the year ended December 31, 2015, consolidated net revenue increased approximately 2.1% compared to the year ended December 31, 2014. Given the recent and gradual recovery seen in the advertising environments, we project our 2016 business results will improve and compare favorably to that of 2015. Our strategy for 2016 will be to continue to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our multimedia strategy.

The state of the economy, competition from digital audio players, the internet, cable television and satellite radio, among other new media outlets, audio and video streaming on the internet, and consumers’ increased focus on mobile applications, are some of the reasons our core radio business has seen slow or negative growth over the past few years. In addition to making overall cutbacks, advertisers continue to shift their advertising budgets away from traditional media such as newspapers, broadcast television and radio to these new media outlets. Internet companies have evolved from being large sources of advertising revenue for radio companies to being significant competitors for radio advertising dollars. While these dynamics present significant challenges for companies that are focused solely in the radio industry, through our online properties, which includes our radio websites, Interactive One and other online verticals, as well as our cable television business, we are poised to provide advertisers and creators of content with a multifaceted way to reach African-American consumers.

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

Interactive One derives its revenue from advertising services. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

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

Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndicated radio shows, including the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website.  Additionally, Reach Media operates various other event-related activities.

Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing.

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Years Ended December 31,
	2015	2014	2013

Radio broadcasting segment	43.8%	48.3%	49.6%

Reach Media segment	12.1%	11.9%	12.7%

Internet segment	4.7%	5.5%	5.7%

Cable television segment	40.8%	35.6%	33.3%

Corporate/eliminations	(1.4)%	(1.3)%	(1.3)%

The following chart shows net revenue generated from our core radio business as a percentage of consolidated net revenue. The downward trend is consistent with our strategic diversification strategy. In addition, it shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Years Ended December 31,
	2015	2014	2013

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	44.3%	48.8%	50.2%

Percentage of core radio business generated from local advertising	61.8%	62.7%	65.9%

Percentage of core radio business generated from national advertising, including network advertising	33.3%	33.0%	30.4%

National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$218,727	$233,116	$(14,389)	(6.2)%
Political Advertising	2,090	3,890	(1,800)	(46.3)%
Digital Advertising	26,310	29,113	(2,803)	(9.6)%
Cable Television Advertising	83,086	76,792	6,294	8.2%
Cable Television Affiliate Fees	100,222	79,654	20,568	25.8%
Event Revenues & Other	20,426	18,822	1,604	8.5%

Net Revenue (as reported)	$450,861	$441,387	$9,474	2.1%

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

We generally incur marketing and promotional expenses to increase and maintain our audiences. However, because Nielsen reports ratings either monthly or quarterly, depending on the particular market, any changed ratings and the effect on advertising revenue tends to lag behind both the reporting of the ratings and the incurrence of advertising and promotional expenditures.

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, loss on retirement of debt, employment agreement and incentive plan award expenses, severance related costs, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

 The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except margin data)

Net revenue	$450,861	$441,387	$448,700
Station operating income	167,007	157,381	165,461
Station operating income margin	37.0%	35.7%	36.9%
Net loss applicable to common stockholders	(74,022)	(62,670)	(61,981)

The reconciliation of net loss to station operating income is as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)

Net loss applicable to common stockholders, as reported	$(74,022)	$(62,670)	$(61,981)
Add back non-station operating income items included in net loss:
Interest income	(102)	(366)	(245)
Interest expense	80,038	79,810	89,196
Provision for income taxes	15,058	34,814	28,719
Corporate selling, general and administrative, excluding stock-based compensation	49,167	41,800	39,552
Stock-based compensation	5,107	1,594	191
Loss on retirement of debt	7,091	5,679	—
Other expense (income), net	216	(32)	(307)
Depreciation and amortization	35,355	36,822	37,870
Noncontrolling interests in income of subsidiaries	7,888	19,930	18,471
Impairment of long-lived assets	41,211	—	14,880
Income discontinued operations, net of tax	—	—	(885)
Station operating income	$167,007	$157,381	$165,461

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss applicable to common stockholders, as reported	$(74,022)	$(62,670)	$(61,981)
Interest income	(102)	(366)	(245)
Interest expense	80,038	79,810	89,196
Provision for income taxes	15,058	34,814	28,719
Depreciation and amortization	35,355	36,822	37,870
EBITDA	$56,327	$88,410	$93,559
Stock-based compensation	5,107	1,594	191
Loss on retirement of debt	7,091	5,679	—
Other expense (income), net	216	(32)	(307)
Noncontrolling interests in income of subsidiaries	7,888	19,930	18,471
Impairment of long-lived assets	41,211	—	14,880
Employment Agreement and incentive plan award expenses	4,884	4,606	2,301
Severance related costs*	2,746	1,201	1,233
Income from discontinued operations, net of tax	—	—	(885)
Adjusted EBITDA	$125,470	$121,388	$129,443

* The Company has modified the definition of Adjusted EBITDA during 2015 for the inclusion of severance related costs. All prior periods have been reclassified to conform to current period presentation.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2015	2014

Statements of Operations:
Net revenue	$450,861	$441,387	$9,474	2.1%
Operating expenses:
Programming and technical, excluding stock-based compensation	134,410	141,689	(7,279)	(5.1)
Selling, general and administrative, excluding stock-based compensation	149,444	142,317	7,127	5.0
Corporate selling, general and administrative, excluding stock-based compensation	49,167	41,800	7,367	17.6
Stock-based compensation	5,107	1,594	3,513	220.4
Depreciation and amortization	35,355	36,822	(1,467)	(4.0)
Impairment of long-lived assets	41,211	—	41,211	100.0
Total operating expenses	414,694	364,222	50,472	13.9
Operating income	36,167	77,165	(40,998)	(53.1)
Interest income	102	366	(264)	(72.1)
Interest expense	80,038	79,810	228	0.3
Loss on retirement of debt	7,091	5,679	1,412	24.9
Other expense (income), net	216	(32)	(248)	(775.0)
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(51,076)	(7,926)	(43,150)	(544.4)
Provision for income taxes	15,058	34,814	(19,756)	(56.7)
Net loss	(66,134)	(42,740)	(23,394)	(54.7)
Noncontrolling interests in income of subsidiaries	7,888	19,930	(12,042)	(60.4)
Net loss attributable to common stockholders	$(74,022)	$(62,670)	$(11,352)	(18.1)%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2015	2014
$450,861	$441,387	$9,474	2.1%

During the year ended December 31, 2015, we recognized approximately $450.9 million in net revenue compared to approximately $441.4 million during the year ended December 31, 2014. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the year ended December 31, 2015, decreased 7.3% from the same period in 2014, primarily to continued declines in net revenue in our four largest markets. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 2.4% in total revenues for the year ended December 31, 2015, made up of a decrease of 3.3% in local revenues and a decrease of 5.0% in national revenues, partially offset by an increase of 4.3% in digital revenues. We experienced net revenue growth most significantly in our Dallas, Philadelphia and St. Louis markets, however, this growth was countered by declines in other markets, with our Atlanta, Baltimore, Columbus, Detroit, Houston, Indianapolis, and Washington DC markets experiencing the most significant declines. Net revenue for our Reach Media segment increased 4.3% versus 2014, due primarily to better performance at an annual promotional event. We recognized approximately $183.6 million and $157.1 million of revenue from our cable television segment during the years ended December 31, 2015, and 2014, respectively, with the increase due to higher advertising demand and an increase in subscriber rates for certain affiliates. Our internet segment generated approximately $21.2 million in net revenue for the year ended December 31, 2015, compared to approximately $24.3 million during 2014, a decrease of 13%, due to decreases in alliance revenues.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2015	2014
$134,410	$141,689	$(7,279)	(5.1)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the year ended December 31, 2015, compared to the same period in 2014 is due primarily from lower expenses in our radio broadcasting and Reach Media segments. These decreases are partially offset by an increase in expenses from our cable television segment. Our radio broadcasting segment generated a decrease of approximately $2.3 million for the year ended December 31, 2015, compared to the same period in 2014, as there were lower employee compensation costs associated with format changes in our Houston market. Our Reach Media segment generated a decrease of approximately $8.6 million for the year ended December 31, 2015, compared to the same period in 2014, with the decrease due to a reduction in talent compensation as a result of renegotiated contracts. Approximately $67.3 million of our consolidated programming and technical operating expenses were incurred by our cable broadcasting segment for the year ended December 31, 2015, versus approximately $64.3 million for the same period in 2014. Of this total amount incurred by our cable broadcasting segment, approximately $57.8 million and $54.6 million, respectively, relates specifically to program content expense. The increase in program content expense was a result of certain new series and movie premieres.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2015	2014
$149,444	$142,317	$7,127	5.0%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in selling, general and administrative expenses for the year ended December 31, 2015, compared to the same period in 2014, was driven primarily by our Reach Media and cable television segments. Commensurate with the increase in revenue, Reach Media incurred higher costs associated with its annual promotional event. Our cable television segment generated an increase of approximately $5.5 million, primarily due to marketing and promotional expenses to advertise and promote certain programs in addition to higher employee compensation costs.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2015	2014
$49,167	$41,800	$7,367	17.6%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement. Our cable television segment also generated an increase in corporate expenses due primarily to higher management employee compensation costs and an increase in the allowance for doubtful accounts.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2015	2014
$5,107	$1,594	$3,513	220.4%

On September 30, 2014, the Compensation Committee of the Board of Directors of the Company approved the principal terms of new employment agreements for each of the Company’s named executive officers which included the granting of restricted shares and stock options effective October 6, 2014, under a long-term incentive plan (“LTIP”). Also effective October 6, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the LTIP. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for which awards are expected to vest. The increase in stock-based compensation for the year ended December 31, 2015, compared to the same period in 2014 is primarily due to a full year’s impact of the actions taken above.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2015	2014
$35,355	$36,822	$(1,467)	(4.0)%

The decrease in depreciation and amortization expense for the year ended December 31, 2015, was due to the completion of amortization for certain intangible assets and the completion of useful lives for certain assets.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2015	2014
$41,211	$—	$41,211	100.0%

The impairment of long-lived assets for the year ended December 31, 2015, was related to a non-cash impairment charge recorded to reduce the carrying value of our internet segment’s goodwill and a non-cash impairment charge recorded to reduce the carrying value of our Cincinnati market goodwill and several radio broadcasting licenses. There was no impairment of long-lived assets for the year ended December 31, 2014.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2015	2014
$80,038	$79,810	$228	0.3%

Despite increased debt balances, interest expense remained relatively flat for the year ended December 31, 2015, compared to the same period in 2014 due to a lower overall effective rate in 2015. On April 17, 2015, the Company’s 2011 Credit Agreement, as amended, and TV One Notes were paid off, with balances of $367.6 million and $119.0 million, respectively. The payoffs were achieved by the Company entering into its new $350.0 million 2015 Credit Facility, issuing the 2022 Notes in an aggregate principal amount of $350.0 million and the Comcast Note in the aggregate principal amount of approximately $11.9 million. The terms 2011 Credit Agreement, TV One Notes, 2015 Credit Facility, 2022 Notes and Comcast Note are all defined below in “Liquidity and Capital Resources.”

Loss on retirement of debt

Year Ended December 31,		Increase/(Decrease)
2015	2014
$7,091	$5,679	$1,412	24.9%

The loss on retirement of debt of approximately $7.1 million for the year ended December 31, 2015, was due to the retirement of the 2011 Credit Agreement and payoff of the TV One Notes during the second quarter. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions. The loss on retirement of debt of approximately $5.7 million for the year ended December 31, 2014, was due to the retirement of the 2016 Notes. This amount included a write-off of approximately $4.1 million of previously capitalized debt financing costs and approximately $1.6 million associated with the net premium paid to retire the 2016 Notes.

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2015	2014
$15,058	$34,814	$(19,756)	(56.7)%

During the year ended December 31, 2015, the provision for income taxes decreased to approximately $15.1 million compared to approximately $34.8 million for the year ended December 31, 2014. The decrease in tax provision was primarily due to the impairment of long-lived intangible assets and completion of tax amortization from previously acquired indefinite-lived intangible assets, which reduced the deferred tax liabilities (“DTLs”) and related deferred tax expense. For the year ended December 31, 2015, the income tax provision consisted of deferred tax expense of approximately $14.5 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $572,000. For the year ended December 31, 2014, the income tax provision consisted of deferred tax expense of approximately $34.3 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $558,000. The Company continued to maintain a full valuation allowance for its net deferred tax assets (“DTAs”). We do not consider DTLs related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

The tax provision and offsetting valuation allowance resulted in an effective tax rate of (29.5)% and (439.2)% for the years ended December 31, 2015 and 2014, respectively. The annual effective tax rate for Radio One in 2015 and 2014 primarily reflects the change in DTLs associated with the tax amortization of indefinite-lived intangible assets.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2015	2014
$7,888	$19,930	$(12,042)	(60.4)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to our increased ownership percentage of TV One.

Other Data

Station operating income

Station operating income increased to approximately $167.0 million for the year ended December 31, 2015, compared to approximately $157.4 million for the year ended December 31, 2014, an increase of approximately $9.6 million or 6.1%. This increase was primarily due to higher station operating income from our Reach Media and cable television segments, partially offset by a decrease of station operating income at our radio broadcasting segment. Reach Media generated approximately $13.3 million of station operating income during the year ended December 31, 2015, compared to approximately $6.5 million during the year ended December 31, 2014, an increase of $6.8 million. The increase was due primarily to lower programming and technical expenses association with a decrease in talent compensation as a result of certain renegotiated contracts. TV One generated approximately $78.7 million of station operating income for the year ended December 31, 2015, compared to approximately $60.7 million for the year ended December 31, 2014, an increase of $18.0 million, with the increase due primarily to increased advertising and affiliate revenues. The radio broadcasting segment generated approximately $72.9 million of station operating income during the year ended December 31, 2015, compared to $86.3 million during the year ended December 31, 2014, with the decrease due primarily to continued net revenue declines at four of our largest markets.

Station operating income margin

Station operating income margin increased to 37.0% for the year ended December 31, 2015, from 35.7% for 2014. The margin increase was primarily attributable to TV One’s and Reach Media’s greater operating income as described above.

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

During the year ended December 31, 2014, we recognized approximately $441.4 million in net revenue compared to approximately $448.7 million during the year ended December 31, 2013. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the year ended December 31, 2014, decreased 4.3% from the same period in 2013, primarily due to declines in our four largest markets. In two of our largest markets, there were additions of direct competitors. Based on reports prepared by Miller Kaplan, the radio markets we operated in (excluding Richmond, the sole market in which we did not participate in Miller Kaplan in 2014) decreased 1.6% in total revenues for the year ended December 31, 2014, made up of a decrease of 4.9% in local revenues, partially offset by an increase of 0.9% in national revenues, and an increase of 9.8% in digital revenues. We experienced net revenue growth most significantly in our Charlotte, Dallas and Detroit markets, however, this growth was countered by declines in other markets, with our Atlanta, Baltimore, Houston, Philadelphia, Richmond and Washington DC markets experiencing the most significant declines. Net revenue for our Reach Media segment decreased 7.4% versus 2013, due to a mix of customer turnover and lower rates. We recognized approximately $157.1 million and $149.5 million of revenue from our cable television segment during the years ended December 31, 2014 and 2013, respectively, with the increase due to higher advertising demand and an increase in subscriber rates for certain affiliates. Our internet segment generated approximately $24.3 million in net revenue for the year ended December 31, 2014, compared to approximately $25.6 million during 2013, a decrease of 5.1%, due to a decrease in direct revenues.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2014	2013
$141,689	$138,021	$3,668	2.7%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. Approximately $64.3 million of our consolidated programming and technical operating expenses were incurred by TV One for the year ended December 31, 2014, compared to approximately $61.0 million for 2013. Of this total amount incurred by TV One, approximately $54.6 million and $51.8 million for the years ended December 31, 2014 and 2013, respectively, relates specifically to content amortization. The increase in TV One content amortization was a result of an increased investment in original programming as well as incremental acquisitions. In addition, the cable television segment generated greater music royalties as well as higher travel and entertainment expenses for the year ended December 31, 2014, compared to 2013.

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

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due primarily to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the Employment Agreement Award.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2014	2013
$1,594	$191	$1,403	734.6%

On September 30, 2014, the Compensation Committee of the Board of Directors of the Company approved the principal terms of new employment agreements for each of the Company’s named executive officers which included the granting of restricted shares and stock options effective October 6, 2014, under a LTIP. Also effective October 6, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the LTIP. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for which awards are expected to vest.

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

During the year ended December 31, 2014, the provision for income taxes increased to approximately $34.8 million compared to approximately $28.7 million for the year ended December 31, 2013. The increase in tax provision was due to the impairment of long-lived intangible assets that reduced the DTLs and related deferred tax expense for 2013. For the year ended December 31, 2014, the income tax provision consisted of deferred tax expense of approximately $34.3 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $558,000. For the year ended December 31, 2013, the income tax provision consisted of deferred tax expense of approximately $27.3 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $1.4 million. The reduction of current tax expense was primarily attributable to certain state restructuring activities. The Company continued to maintain a full valuation allowance for its net DTAs. We do not consider DTLs related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, other debt or equity financing.

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, commencing on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, that guarantee any of its new $350.0 million senior secured credit facility (the “2015 Credit Facility”) entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 4.80% for 2015. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the year ended December 31, 2015, the Company repaid approximately $1.8 million under the 2015 Credit Facility.

In connection with the closing of the financing transactions, the Company and the guarantor parties thereto entered into a Fourth Supplemental Indenture to the indenture governing the 2020 Notes (as defined below). Pursuant to this Fourth Supplemental Indenture, TV One, which previously did not guarantee the 2020 Notes, became a guarantor under the 2020 Notes indentures. In addition, the closing of the financing transactions caused a “Triggering Event” (as defined in the 2020 Notes Indenture) and as a result, the 2020 Notes became an unsecured obligation of the Company and the subsidiary guarantors and rank equal in right of payment with the Company’s other senior indebtedness.

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility to refinance its 2011 Credit Agreement, refinance the TV One Notes and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

The 2015 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.25 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior leverage ratio of no greater than:

▪	5.85 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

 (c)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2015, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of December 31, 2015		Covenant Limit		Excess Coverage
Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$126.6

Pro Forma Last Twelve Months Interest Expense (In millions)	$74.7

Senior Debt (In millions)	$632.3

Interest Coverage
Covenant EBITDA / Interest Expense	1.69	x	1.25	x	0.44	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.99	x	5.85	x	0.86	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of December 31, 2015, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of December 31, 2015, the Company had outstanding approximately $348.3 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2015, 2014 and 2013 was approximately $4.9 million, $4.6 million and $5.3 million, respectively.

2011 Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund a past obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matured on March 31, 2016, and a $25.0 million revolving loan facility that matured on March 31, 2015. Borrowings under the 2011 Credit Agreement were subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the 2011 Credit Agreement could be used for working capital, capital expenditures made in the ordinary course of business, a common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

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

The 2011 Credit Agreement, as amended on December 19, 2012, and January 21, 2015, contained affirmative and negative covenants with which the Company was required to comply, including financial covenants. In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios did not include the operating results or related debt of TV One, but rather included our proportionate share of cash dividends received from TV One for periods presented.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2015, the Company had letters of credit totaling $908,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

During the year ended December 31, 2015, the Company repaid approximately $368.5 million under the 2011 Credit Agreement, as amended. During the year ended December 31, 2014, the Company repaid approximately $4.9 million under the 2011 Credit Agreement, as amended. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company did not make an excess cash flow payment in April 2015. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

As noted above, the Company used the net proceeds from the private offering of the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, as amended. The Company recorded a loss on retirement of debt of approximately $7.1 million for the year ended December 31, 2015. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

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

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of December 31, 2015, the Company had $335.0 million of our 2020 Notes outstanding. During the year ended December 31, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011 (“TV One Notes”). The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes bore interest at 10.0% per annum, which was payable monthly, and the entire principal amount was due on March 15, 2016. In connection with the closing of the financing transactions on April 17, 2015, the TV One Notes were repaid.

Comcast Note

The Company also has outstanding our new senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, 2020 Notes and the Company’s obligations under the 2015 Credit Facility.

The 2022 Notes are the Company’s senior secured obligations and rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2015 Credit Facility and the Company’s 2020 Notes.  The 2022 Notes and related guarantees are equally and ratably secured by the same collateral securing the 2015 Credit Facility and any other parity lien debt issued after the issue date of the 2022 Notes, including any additional notes issued under the Indenture, but are effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 2022 Notes. Collateral includes substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor. Finally, the Company also has the Comcast Note which is a general but senior unsecured obligation of the Company.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2015:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$336.3	5.11%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	331.8	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	344.3	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable Libor plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2015 and 2014:

	2015	2014
	(In thousands)

Net cash flows provided by operating activities	$41,752	$53,920
Net cash flows used in investing activities	(219,261)	(15,100)
Net cash flows provided by (used in) financing activities	177,104	(27,715)

Net cash flows provided by operating activities were approximately $41.8 million and $53.9 million for the years ended December 31, 2015 and 2014, respectively. Cash flow from operating activities for the year ended December 31, 2015, decreased from the prior year primarily due to higher cash payments for content assets during the year ended December 31, 2015, compared to the same period in 2014. In addition, operating cash flow decreased due to an increase in the accounts receivable balance, due primarily to higher revenues in our cable television segment. These decreases in operating cash flows were partially offset by increased bonus accruals.

Net cash flows used in investing activities were approximately $219.3 million and $15.1 million for the years ended December 31, 2015 and 2014, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $7.3 million and $5.5 million for the years ended December 31, 2015 and 2014, respectively. Proceeds from sales of investment securities were approximately $3.5 million and $482,000 for the years ended December 31, 2015 and 2014, respectively. Purchases of investment securities were $591,000 and $930,000 for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company paid approximately $209.9 million to purchase the additional membership interest in TV One and paid approximately $5.0 million for the cost method investment in MGM. During the year ended December 31, 2014, the Company paid approximately $9.1 million to complete various acquisitions.

Net cash flows provided by financing activities were approximately $177.1 million compared to net cash flows used in financing activities of approximately $27.7 million for the years ended December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the Company repaid approximately $370.3 million and $332.0 million respectively, in outstanding debt. In addition, during the year ended December 31, 2015, the Company repaid approximately $119.0 million in TV One Notes. During the year ended December 31, 2015, we borrowed approximately $350.0 million in 2022 Notes and approximately $350.0 million in our new 2015 Credit Facility. During the year ended December 31, 2014, we borrowed approximately $335.0 million in 2020 Notes. During the year ended December 31, 2015 and 2014, respectively, we paid debt refinancing costs of approximately $23.5 million and $4.7 million. During the year ended December 31, 2015, we repurchased approximately $1.4 million of our Class D Common Stock. TV One paid approximately $5.9 million and $24.6 million in dividends to noncontrolling interest shareholders for the year ended December 31, 2015 and 2014, respectively. Reach Media paid approximately $2.0 million in dividends to noncontrolling interest shareholders for the year ended December 31, 2015. During the year ended December 31, 2015, the Company paid a net premium of $827,000 associated with the call premium to refinance the credit facility. Finally, during the year ended December 31, 2014, the Company paid a net premium of approximately $1.6 million to retire the 2016 Notes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted ASU 2015-17 in the fourth quarter of 2015 on a retroactive basis and included the current portion of deferred tax liabilities within the noncurrent portion of deferred tax liabilities within our consolidated balance sheets. However, we did not adjust our prior period consolidated balance sheet as a result of the adoption of this ASU as the impact was immaterial.

In February 2015, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is a new lease standard that amends lease accounting. ASU 2016-02 will require lessees to recognize a lease asset and lease liability for leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for stock options and restricted stock grants in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense, less estimated forfeitures, ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that previously recorded. Compensation expense for restricted stock grants is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for restricted stock grants is recognized ratably during the vesting period.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2015, we had approximately $643.2 million in broadcast licenses and $258.3 million in goodwill, which totaled $901.5 million, and represented approximately 67.0% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 31, 2015, 2014 and 2013, we recorded impairment charges against radio broadcasting licenses and goodwill, collectively, of approximately $41.2 million, $0 and $14.9 million, respectively. Significant impairment charges have been an on-going trend experienced by media companies in general, and are not unique to us.

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to assist us in estimating the fair value of our radio broadcasting licenses and reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one of our 16 geographical markets.  Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) estimated future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2015 annual impairment assessment, consisting of each of the 16 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if a two-step process is required. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to attribute the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

 As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2015 were reasonable.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing performed where an impairment charge was recorded since October 2013.

Radio Broadcasting	October 1,	October 1,	October 1,
Licenses	2015	2014	2013

Impairment charge (in millions)	$23.6	$—	$—

Discount Rate	9.5%	9.5%	10.0%
Year 1 Market Revenue Growth Rate Range	0.7% – 2.2%	0.3% – 1.0%	0.0% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	1.0% – 2.0%	1.0% – 2.0%
Mature Market Share Range	7.0% – 25.8%	6.9% – 25.2%	6.4% – 26.9%
Mature Operating Profit Margin Range	30.5% – 50.4%	30.0% – 48.4%	30.8% – 47.8%

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2015 (a)	2014 (a)	2013 (a)

Impairment charge (in millions)	$3.1	$—	$—

Discount Rate	9.5%	9.5%	10.0%
Year 1 Market Revenue Growth Rate Range	(9.0)% – 23.3%	0.3% – 1.0%	0.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	1.0% - 2.0%	1.0% - 2.0%
Mature Market Share Range	8.0% - 19.1%	7.2% - 19.5%	7.1% - 19.8%
Mature Operating Profit Margin Range	25.6% - 53.3%	26.4% - 52.2%	28.4% - 56.4%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments since October 2013. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on the on-air personality Tom Joyner. As a result of our interim, annual and year-end assessments, the Company concluded that goodwill was not impaired.

	October 1,	October 1,	October 1,
Reach Media Segment Goodwill	2015	2014	2013

Impairment charge (in millions)	$—	$—	$—

Discount Rate	11.5%	12.0%	13.0%
Year 1 Revenue Growth Rate	(0.6)%	1.5%	1.5%
Long-term Revenue Growth Rate (Year 5)	1.5%	1.9%	2.1%
Operating Profit Margin Range	14.0% – 15.7%	10.0% – 14.9%	11.5% - 21.5%

Below are some of the key assumptions used in the income approach model for determining the fair value of our internet reporting unit since October 2013. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. During the third and fourth quarters of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be impairment indicators. The Company reduced its operating cash flow projections and assumptions from the prior year based on Interactive One’s actual results which did not meet budget. As a result of our interim assessment for the third quarter of 2015, the Company recorded a goodwill impairment charge of approximately $14.5 million. As a result of the testing performed during the fourth quarter of 2015, the Company concluded that no further impairment to the carrying value of goodwill had occurred.

	October 1,	September 30,	October 1,	October 1,
Internet Segment Goodwill	2015	2015	2014	2013

Impairment charge (in millions)	$—	$14.5	$—	$—

Discount Rate	14.0%	14.0%	13.5%	14.5%
Year 1 Revenue Growth Rate	5.3%	5.3%	11.8%	10.0%
Long-term Revenue Growth Rate (Years 6 – 10)	2.6 - 4.4%	2.6 - 4.4%	2.7% - 6.5%	2.8% - 6.2%
Operating Profit Margin Range	4.5% - 23.9%	4.5% - 23.9%	9.1% - 25.6%	5.4% - 24.8%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2013. As a result of the testing performed in 2015, 2014 and 2013, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,	October 1,
Cable Television Segment Goodwill	2015	2014	2013

Impairment charge (in millions)	$—	$—	$—

Discount Rate	10.8%	10.4%	10.8%
Year 1 Revenue Growth Rate	7.1%	11.5%	12.1%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.7% - 4.2%	2.7% - 4.7%	2.8% - 4.7%
Operating Profit Margin Range	37.6% - 38.7%	29.8% - 36.1%	30.6% - 35.7%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 19 reporting units. The other seven remaining reporting units had no goodwill carrying value balances as of December 31, 2015.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2015 were reasonable.

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

We had a total goodwill carrying value of approximately $258.3 million across 12 of our 19 reporting units as of December 31, 2015. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For five of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/(Decline) Rate That Would Result in a Step 2 Test (a)
6	0.5%	Impairment not likely
16	1.5%	Impairment not likely
2	1.5%	Impairment not likely
19	1.5%	Impairment not likely
21	3.0%	Impairment not likely
1	1.5%	0.8%
4	1.5%	(0.6)%
13	1.5%	(1.1)%
11	1.0%	(3.5)%
18	2.5%	(5.2)%
12	1.0%	(5.5)%
10	1.5%	(7.0)%

(a)	The long-term cash flow growth/(decline) rate that would result in failing Step 1 of the goodwill impairment test applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

 Several of the licenses in our units of accounting have limited or no excess of fair values over their respective carrying values. As set forth in the table below, as of October 1, 2015, we appraised the radio broadcasting licenses at a fair value of approximately $758.0 million, which was in excess of the $643.2 million carrying value by $114.8 million, or 17.8%. After the impairment charges were recorded for the year ended December 31, 2015, the fair values of the licenses exceeded or equaled the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future. The Company’s remaining Boston radio station’s broadcasting license is classified as an other current asset and is not included in the table below.

	Radio Broadcasting Licenses
	As of
	October 1, 2015	October 1, 2015	Excess
Unit of Accounting (a)	Carrying Values ("CV")	Fair Values ("FV")	FV vs. CV	% FV Over CV
	(In thousands)
Unit of Accounting 2	$3,086	$54,818	$51,732	1,676.3%
Unit of Accounting 7	15,871	15,871	—	—%
Unit of Accounting 5	16,100	16,100	—	—%
Unit of Accounting 4	16,142	17,278	1,136	7.0%
Unit of Accounting 14	20,434	21,253	819	4.0%
Unit of Accounting 15	20,736	20,736	—	—%
Unit of Accounting 11	21,135	21,796	661	3.1%
Unit of Accounting 6	22,642	24,654	2,012	8.9%
Unit of Accounting 9	34,270	35,304	1,034	3.0%
Unit of Accounting 13	47,846	47,846	—	—%
Unit of Accounting 12	49,663	49,663	—	—%
Unit of Accounting 16	52,965	100,527	47,562	89.8%
Unit of Accounting 8	62,015	62,015	—	—%
Unit of Accounting 1	93,394	103,247	9,853	10.5%
Unit of Accounting 10	166,940	166,940	—	—%
Total	$643,239	$758,048	$114,809	17.8%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

The following table presents a sensitivity analysis showing the impact on our impairment testing resulting from: (i) a 100 basis point decrease in industry or reporting unit growth rates; (ii) a 100 basis point decrease in cash flow margins; (iii) a 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of broadcasting licenses and reporting units.

Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2015
	Broadcasting Licenses	Goodwill (a)
(In millions)

Impairment charge recorded:
Radio Market Reporting Units	$23.6	$3.1
Radio Syndication Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Internet Reporting Unit	-	14.5
Total Impairment Recorded	$23.6	$17.6

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry long-term growth rates	$27.0	$2.5
A 100 basis point decrease in cash flow margin in the projection period	$10.4	$-
A 100 basis point increase in the applicable discount rate	$66.5	$9.9
A 5% reduction in the fair value of broadcasting licenses and reporting units	$20.4	$1.8
A 10% reduction in the fair value of broadcasting licenses and reporting units	$44.8	$7.6

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Internet Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

(a)	Could require the Company to perform a Step 2 impairment analysis if these hypothetical changes would result in a failure of the Step 1 goodwill impairment test. Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions.

Impairment of Intangible Assets Excluding Goodwill, Radio Broadcasting Licenses and Other Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, radio broadcasting licenses and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future discounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2015 and 2014 and determined no impairment charges were necessary. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

Revenue Recognition

Within our radio broadcasting and Reach Media segments, we recognize revenue for broadcast advertising when the commercial is broadcast and we report revenue net of agency and outside sales representative commissions in accordance with ASC 605, “Revenue Recognition.”   When applicable, agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, advertisers remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to us.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue from advertising services on non-radio station branded but Company owned websites. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

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

Uncertain Tax Positions

To address the exposures of uncertain tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2015, we had approximately $4.0 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

The Company maintains a full valuation allowance for its deferred tax assets (“DTAs”), primarily attributable to net operating losses (“NOLs”), as we determined that it is more likely than not that the DTAs will not be realized. The Company reached this determination based on its cumulative loss position and the uncertainty of future taxable income. Consistent with such realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges on certain indefinite-lived intangibles for the years ended December 31, 2015, 2014 and 2013.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2015 and 2014, was approximately $11.3 million and $10.8 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

Fair Value Measurements

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument. According to the Employment Agreement, executed in April 2008, the CEO is eligible to receive an award (the “Employment Agreement Award”) amount equal to 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award was triggered only after the Company’s recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause.  As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

The Company estimated the fair value of the award as of December 31, 2015, at approximately $20.9 million and, accordingly, recorded compensation expense and a liability for that amount. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Acquired content is generally amortized based on the greater of usage of the program or term of license.

The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights to this programming (commissioned programming). Content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated advertising and affiliate revenues for the current period represent in relation to the estimated remaining total lifetime revenues.

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that will be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

Capital and Commercial Commitments

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2015 Credit Facility in the amount of $350.0 that matures on December 31, 2018. We also have outstanding $335.0 million in our 2020 Notes and $350.0 million in our 2022 Notes. Finally, we also have outstanding our new senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. The note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019. See “Liquidity and Capital Resources.”

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

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations, which will expire as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $10.3 million, $9.2 million and $9.2 million, during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	2016	2017	2018	2019	2020	2021 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$30,988	$30,988	$30,988	$30,988	$30,988	$307,456	$462,396
7.375% Senior Subordinated Notes(1)	25,813	25,813	25,813	25,813	25,813	383,341	512,406
Credit facilities(2)	21,206	21,027	358,598	—	—	—	400,831
Other operating contracts/agreements(3)	71,845	29,533	9,233	2,903	280	20,829	134,623
Operating lease obligations	10,904	10,068	6,277	5,355	4,615	14,775	51,994
Comcast Note	1,243	1,243	1,243	12,086	—	—	15,815
Total	$161,999	$118,672	$432,152	$77,145	$61,696	$726,401	$1,578,065

(1)	Includes interest obligations based on effective interest rates on senior subordinated and secured notes outstanding as of December 31, 2015.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2015.

(3)	Includes employment contracts, (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2015, the Company had letters of credit totaling $908,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2015, our exposure related to market risk had not changed materially since December 31, 2014.

The 2015 Credit Facility bears interest, at our option, on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase two percentage points above the current rates at December 31, 2015, our interest expense on the term portion of the credit facility would increase approximately $7.0 million on an annual basis.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 9.25% senior subordinated notes at December 31, 2015 was approximately $258.0 million, and the carrying amount was $335.0 million. The estimated fair value of our 7.375% senior secured notes at December 31, 2015 was approximately $311.5 million, and the carrying amount was $350.0 million. The estimated fair value of the Comcast Note approximates carrying value. The estimated fair value of our 9.25% Senior Subordinated Notes at December 31, 2014 was approximately $294.8 million, and the carrying amount was $335.0 million.

 The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 9.25% senior subordinated notes from approximately $258.0 million to $281.4 million at December 31, 2015.  The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 7.375% senior secured notes from approximately $311.5 million to $354.2 million at December 31, 2015.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part IV, Item 15 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

(c) Changes in internal control over financial reporting

During the year ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of September 21, 2000, of the Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).
3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
3.3	Certificate of Conversion of Bell Broadcasting Company into Bell Broadcasting Company LLC*
3.4	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.8	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.11	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Bylaws of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.17	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Certificate of Conversion of Radio One Cable Holdings, Inc.to Radio One Cable Holdings, LLC. (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.19	Certificate of Conversion of formation of Radio One Cable Holdings, LLC. (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.20	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Limited Liability Company Agreement of Radio One Cable Holdings, LLC. (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.22	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.26	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.27	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.28	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.29	Certificate of Incorporation of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Bylaws of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.34	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.44	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.45	Certificate of Formation of IO Acquisition Sub, LLC (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.46	Limited Liability Company Agreement of IO Acquisition Sub, LLC (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.47	Certificate of Formation of Radio One Urban Network Holdings, LLC (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.48	Limited Liability Company Agreement of Radio One Urban Network Holdings, LLC (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.49	Certificate of Formation of Radio One Entertainment Holdings, LLC (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.50	Limited Liability Company Agreement of Radio One Entertainment Holdings, LLC (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.51	Certificate of Conversion of Gaffney Broadcasting, LLC (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.52	Certificate of Incorporation of Reach Media, Inc. (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.53	Bylaws of Reach Media, Inc. (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
3.54	Certificate of Formation of RO One Solution, LLC*
4.1	Indenture, dated as of April 17, 2015, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 7.375% Senior Secured Notes due 2022 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 23, 2015).
4.2	Indenture, dated as of February 10, 2014, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 9.25% Senior Subordinated Notes due 2020 (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2014).
4.3	Supplemental Indenture dated as of April 30, 2014, among Gaffney Broadcasting, Incorporated, a subsidiary of Radio One, Inc., Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed May 9, 2014).

4.4	Second Supplemental Indenture dated as of February 13, 2015, among Radio One Urban Network Holdings, LLC, a Delaware limited liability company, IO Acquisition Sub, LLC, a Delaware limited liability company, each a subsidiary of Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture. (incorporated by reference to Radio One’s Annual Report on Form 10K, filed February 17, 2015).
4.5

Third Supplemental Indenture dated as of March 26, 2015 (this “Supplemental Indenture”), by and between Radio One, Inc., a Delaware corporation (the “Company”), the Other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 1, 2015).

4.6

Fourth Supplemental Indenture dated as of April 17, 2015, among TV One, LLC, Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 23, 2015).

10.1	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.2	Credit Agreement, dated April 17, 2015, by and among Radio One Inc., Various Lenders and Jefferies Finance LLC, as administrative agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 23, 2015).
10.3	Pledge Agreement, dated April 17, 2015, made by Radio One, Inc. and certain Subsidiaries and Jefferies Finance LLC*
10.4	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.5	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated October 9, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed November 4, 2014).
10.6	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.7	Terms of Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III approved September 30, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2014).
10.8	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.9	Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 30, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2014).
10.10	Employment Agreement between Radio One, Inc. and Linda. J. Vilardo dated as of October 15, 2015 (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 26, 2015).
21.1	Subsidiaries of Radio One, Inc.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL.* *Indicates document filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2016.

Radio One, Inc.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 14, 2016.

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

Report of Independent Registered Public Accounting Firm

Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited Radio One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Radio One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Radio One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 14, 2016

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Radio One, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 14, 2016

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014 (as adjusted)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,376	$67,781
Trade accounts receivable, net of allowance for doubtful accounts of $6,899 and $3,975, respectively	105,184	96,426
Prepaid expenses	7,650	6,910
Current portion of content assets	28,638	25,615
Other current assets	4,711	5,185
Total current assets	213,559	201,917
CONTENT ASSETS, net	48,244	42,715
PROPERTY AND EQUIPMENT, net	29,278	30,977
GOODWILL	258,284	275,355
RADIO BROADCASTING LICENSES	643,239	666,797
LAUNCH ASSETS, net	665	2,640
OTHER INTANGIBLE ASSETS, net	140,768	167,651
OTHER ASSETS	12,487	3,642
Total assets	$1,346,524	$1,391,694
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,464	$6,602
Accrued interest	17,366	12,226
Accrued compensation and related benefits	12,929	8,729
Current portion of content payables	14,998	15,043
Other current liabilities	26,149	16,124
Current portion of long-term debt	3,500	3,829
Total current liabilities	83,406	62,553
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	1,020,837	809,615
CONTENT PAYABLES, net of current portion	6,885	14,579
OTHER LONG-TERM LIABILITIES	29,034	21,076
DEFERRED TAX LIABILITIES, net	266,900	252,463
Total liabilities	1,407,062	1,160,286

REDEEMABLE NONCONTROLLING INTERESTS	11,286	10,836

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2015 and 2014	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,103,907 and 2,249,809 shares issued and outstanding as of December 31, 2015 and 2014, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2015 and 2014	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of December 31, 2015 and 2014	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 42,096,641 and 42,102,352 shares issued and outstanding as of December 31, 2015 and 2014, respectively	42	42
Accumulated other comprehensive loss	—	(115)
Additional paid-in capital	983,847	1,006,635
Accumulated deficit	(1,055,721)	(987,672)
Total stockholders’ (deficit) equity	(71,824)	18,898
Noncontrolling interest	—	201,674
Total (deficit) equity	(71,824)	220,572
Total liabilities, redeemable noncontrolling interests and equity	$1,346,524	$1,391,694

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except share data)

NET REVENUE	$450,861	$441,387	$448,700
OPERATING EXPENSES:
Programming and technical	134,410	141,689	138,021
Selling, general and administrative, including stock-based compensation of $367, $137 and $43, respectively	149,811	142,454	145,261
Corporate selling, general and administrative, including stock-based compensation of $4,740, $1,457, and $148, respectively	53,907	43,257	39,700
Depreciation and amortization	35,355	36,822	37,870
Impairment of long-lived assets	41,211	—	14,880
Total operating expenses	414,694	364,222	375,732
Operating income	36,167	77,165	72,968
INTEREST INCOME	102	366	245
INTEREST EXPENSE	80,038	79,810	89,196
LOSS ON RETIREMENT OF DEBT	7,091	5,679	—
OTHER EXPENSE (INCOME), net	216	(32)	(307)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and income from discontinued operations, net of tax	(51,076)	(7,926)	(15,676)
PROVISION FOR INCOME TAXES	15,058	34,814	28,719
Net loss from continuing operations	(66,134)	(42,740)	(44,395)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	885
CONSOLIDATED NET LOSS	(66,134)	(42,740)	(43,510)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,888	19,930	18,471
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(74,022)	$(62,670)	$(61,981)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(1.54)	$(1.32)	$(1.30)
Discontinued operations	0.00	0.00	0.02
Net loss attributable to common stockholders	$(1.54)	$(1.32)	$(1.28)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	48,027,888	47,525,726	48,370,195

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The Years Ended December 31,
	2015	2014	2013
	(In thousands)

CONSOLIDATED NET LOSS	$(66,134)	$(42,740)	$(43,510)
NET CHANGE IN UNREALIZED GAIN (LOSS) ON INVESTMENT ACTIVITIES	115	98	(111)
COMPREHENSIVE LOSS	(66,019)	(42,642)	(43,621)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,888	19,930	18,471
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(73,907)	$(62,572)	$(62,092)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND

NONCONTROLLING INTEREST

For The Years Ended December 31, 2013, 2014 and 2015

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	(In thousands)
BALANCE, as of December 31, 2012	$—	$3	$3	$3	$41	$(102)	$1,006,873	$(863,021)	$210,698	$354,498
Consolidated net loss	—	—	—	—	—	—	—	(61,981)	17,807	(44,174)
Net change in unrealized loss on investment activities, net of taxes	—	—	—	—	—	(111)	—	—	—	(111
Stock-based compensation expense	—	—	—	—	—	—	191	—	—	191
Repurchase of 32,669 shares of Class A common stock	—	—	—	—	—	—	(71)	—	—	(71
Repurchase of 2,630,574 shares of Class D common stock	—	—	—	—	(2)	—	(5,396)	—	—	(5,398)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	1,519	—	—	1,519
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(21,479)	(21,479)
BALANCE, as of December 31, 2013	$—	$3	$3	$3	$39	$(213)	$1,003,116	$(925,002)	$207,026	$284,975
Consolidated net loss	—	—	—	—	—	—	—	(62,670)	19,291	(43,379)
Net change in unrealized gain on investment activities, net of taxes	—	—	—	—	—	98	—	—	—	98
Stock-based compensation expense	—	—	—	—	2	—	1,592	—	—	1,594
Conversion of 324,482 shares of Class A common stock to Class D common stock	—	(1)	—	—	1	—	—	—	—	—
Conversion of 192,142 shares of Class C common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	1,802	—	—	1,802
Exercise of options for 92,040 shares of common stock	—	—	—	—	—	—	125	—	—	125
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(24,643)	(24,643)
BALANCE, as of December 31, 2014	$—	$2	$3	$3	$42	$(115)	$1,006,635	$(987,672)	$201,674	$220,572
Consolidated net loss	—	—	—	—	—	—	—	(74,022)	6,149	(67,873)
Net change in unrealized gain on investment activities, net of taxes	—	—	—	—	—	115	—	—	—	115
Stock-based compensation expense	—	—	—	—	—	—	5,107	—	—	5,107
Conversion of 145,902 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Acquisition of additional membership interest in TV One *	—	—	—	—	—	—	(25,760)	5,973	(201,940)	(221,727)
Repurchase of 345,293 shares of Class D common stock	—	—	—	—	—	—	(1,423)	—	—	(1,423)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(712)	—	—	(712)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(5,883)	(5,883)
BALANCE, as of December 31, 2015	$—	$2	$3	$3	$42	$—	$983,847	$(1,055,721)	$—	$(71,824)

The accompanying notes are an integral part of these consolidated financial statements.

* This entry includes the correction of an immaterial prior period error of approximately $5.9 million, reducing both accumulated deficit and noncontrolling interest. The error derived from the use of an incorrect noncontrolling interest percentage when calculating the gain on our previously held interest in affiliated company upon consolidation of TV One on April 14, 2011.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net loss	$(66,134)	$(42,740)	$(43,510)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	35,355	36,822	37,870
Amortization of debt financing costs	4,901	4,623	5,347
Amortization of content assets	50,858	47,086	50,412
Amortization of launch assets	2,645	9,913	9,967
Deferred income taxes	14,486	34,256	27,308
Impairment of long-lived assets	41,211	—	14,880
Stock-based compensation	5,107	1,594	191
Loss on retirement of debt	7,091	5,679	—
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	(8,758)	1,897	(16,340)
Prepaid expenses and other assets	(779)	(1,426)	(1,482)
Other assets	1,267	943	145
Accounts payable	1,862	(691)	1,859
Accrued interest	5,140	6,395	(18)
Accrued compensation and related benefits	4,200	(5,226)	2,790
Income taxes payable	79	(572)	893
Other liabilities	10,639	1,123	150
Payments for content assets	(66,748)	(45,756)	(52,596)
Payment of launch support	(670)	—	—
Net cash flows used in operating activities from discontinued operations	—	—	(837)
Net cash flows provided by operating activities	41,752	53,920	37,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,339)	(5,537)	(9,194)
Purchase of cost method investment	(5,000)	—	—
Purchase of additional membership interest in TV One	(209,855)	—	—
Proceeds from sale of assets held for sale	—	225	—
Proceeds from sales of investment securities	3,524	482	1,665
Purchases of investment securities	(591)	(930)	(2,544)
Purchase of intangible assets	—	(200)	—
Proceeds from sale of discontinued operations	—	—	4,000
Cash paid for acquisitions	—	(9,140)	—
Net cash flows used in investing activities	(219,261)	(15,100)	(6,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	350,000	335,000	—
Proceeds from 2015 Credit Facility	350,000	—	—
Debt refinancing costs and original issue discount	(23,480)	(4,685)	—
Premium paid on repayment of long-term debt	(827)	(1,554)	—
Payment of dividends to noncontrolling interest members of TV One	(5,883)	(24,643)	(21,479)
Payment of dividends to noncontrolling interest members of Reach Media	(2,001)	—	—
Repayment of senior subordinated notes	—	(327,034)	(747)
Repayment of credit facilities	(370,282)	(4,924)	(3,840)
Repayment of TV One senior secured notes	(119,000)	—	—
Proceeds from exercise of stock options	—	125	—
Repurchase of common stock	(1,423)	—	(5,469
Net cash flows provided by (used in) financing activities	177,104	(27,715)	(31,535)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(405)	11,105	(579)
CASH AND CASH EQUIVALENTS, beginning of year	67,781	56,676	57,255
CASH AND CASH EQUIVALENTS, end of year	$67,376	$67,781	$56,676

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$69,934	$68,536	$83,612
Income taxes	$346	$1,016	$513
NON-CASH FINANCIAL AND INVESTING ACTIVITIES:
Note payable incurred as part of purchase of additional membership interest in TV One	$11,872	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Radio One,” the “Company”, “we” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 56 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 99.6% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind (as defined in Note 2 – Acquisitions and Dispositions), News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente. In May 2014, the Company agreed to invest a minimum of $5 million up to a maximum of $40 million in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in late 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic. On April 10, 2015, the Company made its minimum $5 million investment and accounted for this investment on a cost basis.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television. (See Note 15 – Segment Information.)

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

(f) Goodwill and Indefinite-Lived Intangible Assets (Primarily Radio Broadcasting Licenses)

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Radio broadcasting license impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third-party valuation firm, we test for radio broadcasting license impairment at the unit of accounting level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about projected revenue growth, future operating margins, discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also relying primarily on the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities in accordance with ASC 805-10, “Business Combinations.” We then perform a market-based analysis by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing the total of the estimated fair values of our reporting units to the market capitalization of the Company. Any excess of carrying value of the reporting unit’s goodwill balance over its respective implied goodwill is written off as a charge to operations.

(g)  Impairment of Long-Lived Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future discounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2015 and 2014 and concluded that no impairment to the carrying value of these assets was required.

(h)  Financial Instruments

Financial instruments as of December 31, 2015 and 2014, consisted of cash and cash equivalents, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2015 and 2014, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes that are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $335.0 million and fair value of approximately $258.0 million and $294.8 million as of December 31, 2015 and December 31, 2014, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company’s 10% Senior Secured TV One Notes that were due in March 2016 and paid off in April 2015, were classified as Level 3 instruments at December 31, 2014, since they were not market traded financial instruments. In April 2015, we entered into a series of transactions to refinance certain portions of our debt and to finance our acquisition of Comcast’s membership interest in TV One. Our new 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $311.5 million as of December 31, 2015. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. Our new $350.0 million senior secured credit facility (the “2015 Credit Facility) had a carrying value of approximately $348.3 million and fair value of approximately $353.0 million as of December 31, 2015. The fair values of the 2015 Credit Facility, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. As a part of our acquisition of Comcast’s membership interest in TV One, we issued a new senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”). The fair value of the Comcast Note was approximately $11.9 million as of December 31, 2015. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. See Note 9 – Long-Term Debt for further description of our new credit facilities and outstanding notes.

 (i)  Derivative Financial Instruments

The Company recognizes all derivatives at fair value in the consolidated balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. (See Note 8 – Derivative Instruments.)

(j)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast, and the revenue is reported net of agency and outside sales representative commissions, in accordance with ASC 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $27.5 million, $30.8 million and $32.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue from advertising services on non-radio station branded but Company owned websites. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. For our cable television segment, agency and outside sales representative commissions were approximately $15.1 million, $14.4 million and $13.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate.

 (k) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. TV One paid $670,000 of launch support for the year ended December 31, 2015 and made no payments during the years ended December 31, 2014 and 2013. The weighted-average amortization period for launch support was approximately 10.9 years as of each of December 31, 2015, and 2014. The remaining weighted-average amortization period for launch support is 8.9 years and 0.9 years as of December 31, 2015, and 2014, respectively. For the years ended December 31, 2015 and 2014, launch support asset amortization of approximately $2.6 million and $9.9 million, respectively, was recorded as a reduction of revenue.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2015	2014
	(In thousands)
Launch assets	$726	$37,746
Less: Accumulated amortization	(61)	(35,106)
Launch assets, net	$665	$2,640

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2016 through 2020 is as follows:

(In thousands)
2016	$81
2017	$81
2018	$70
2019	$70
2020	$70

(l)  Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2015, 2014 and 2013, barter transaction revenues were approximately $2.3 million, $3.2 million and $2.6 million, respectively. Additionally, for the years ended December 31, 2015, 2014 and 2013, barter transaction costs were reflected in programming and technical expenses of approximately $2.2 million, $3.1 million and $2.4 million, respectively, and selling, general and administrative expenses of approximately $197,000, $162,000 and $169,000, respectively.

(m)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(n)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for continuing operations, for the years ended December 31, 2015, 2014 and 2013, were approximately $19.7 million, $16.9 million and $17.4 million, respectively. Advertising and promotional expenses related to discontinued operations were not significant.

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

(p)  Stock-Based Compensation

The Company accounts for stock-based compensation for stock options and restricted stock grants in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. Compensation expense for restricted stock grants is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for restricted stock grants is recognized ratably during the vesting period. (See Note 11 – Stockholders’ Equity.)

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

The radio broadcasting segment consists of all radio broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities in addition to other syndicated radio shows including the Rickey Smiley Morning Show, the Yolanda Adams Morning Show, the Russ Parr Morning Show and the DL Hughley Show.  The internet segment includes the results of our online business, which includes websites from all of our business divisions. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

No single customer accounted for over 10% of our consolidated net revenues during any of the years ended December 31, 2015, 2014 and 2013.

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

All stock options and restricted stock awards were excluded from the diluted calculation for the years ended December 31, 2015, 2014 and 2013, respectively, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Stock options	3,712	3,737	4,300
Restricted stock awards	2,064	2,575	160

(s)  Discontinued Operations

For those businesses where management has committed to a plan to divest or discontinue operations, and for which disposition is probable within the next 12 months, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The fair values are estimated using accepted valuation techniques such as a discounted cash flow model, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, revenues, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made. However, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the consolidated financial statements.

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

As of December 31, 2015 and 2014, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2015
Liabilities subject to fair value measurement:
Incentive award plan (a)	$1,506	$—	$—	$1,506
Employment agreement award (b)	20,915	—	—	20,915
Total	$22,421	$—	$—	$22,421

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$11,286	$—	$—	$11,286
As of December 31, 2014
Assets subject to fair value measurement:
Corporate debt securities (d)	$805	$805	$—	$—
Government sponsored enterprise mortgage-backed securities (d)	102	—	102	—
Mutual funds (d)	2,004	2,004	—	—
Total	$2,911	$2,809	$102	$—

Liabilities subject to fair value measurement:
Incentive award plan (a)	$1,044	$—	$—	$1,044
Employment agreement award (b)	17,993	—	—	17,993
Total	$19,037	$—	$—	$19,037

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,836	$—	$—	$10,836

(a) Balance is measured based on the estimated enterprise fair value of TV One as determined by a combination of a discounted cash flow analysis and the value used in connection with the Comcast Buyout (as defined in Note 2 – Acquisitions and Dispositions). Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis.

(b) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a combination of a discounted cash flow analysis and the value used in connection with the Comcast Buyout, as defined in Note 2 – Acquisitions and Dispositions), and an assessment of the probability that the Employment Agreement will be renewed and contain the award. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award was triggered only after the Company’s recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

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

There were no transfers in or out of Level 1, 2, or 3 during the year ended December 31, 2015. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2015:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2013	$2,114	$13,688	$11,999
Net income attributable to redeemable noncontrolling interests	—	—	639
Distribution	(1,370)	—	—
Change in fair value	300	4,305	(1,802)
Balance at December 31, 2014	$1,044	$17,993	$10,836
Dividends paid to redeemable noncontrolling interests	—	—	(2,001)
Net income attributable to redeemable noncontrolling interests	—	—	1,739
Distribution	—	(1,500)	—
Change in fair value	462	4,422	712
Balance at December 31, 2015	$1,506	$20,915	$11,286

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2015	$(462)	$(4,422)	$—

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at December 31, 2014	$(300)	$(4,305)	$—

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at December 31, 2013	$12	$(2,314)	$—

Losses included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the years ended December 31, 2015 and 2014.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant	As of December 31, 2015	As of December 31, 2014
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	10.8%	10.4%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.8%	10.4%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.8%	12.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.5%	1.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company recorded an impairment charge of approximately $41.2 million for the year ended December 31, 2015, related to goodwill and radio broadcasting licenses. The Company concluded that these assets were not impaired at December 31, 2014, and, therefore, were reported at carrying value as opposed to fair value.

As of December 31, 2015, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $258.3 million and $643.2 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2015, the Company recorded impairment charges totaling approximately $41.2 million related to our Cincinnati, Columbus, Dallas, Houston, Philadelphia, Raleigh and St. Louis radio broadcasting licenses and Cincinnati market and Interactive One goodwill balances. We performed Step 2 impairment tests related to our goodwill balances. For the year ended December 31, 2013, the Company recorded impairment charges totaling approximately $14.9 million related to our Boston, Philadelphia, Cincinnati and Cleveland radio broadcasting licenses. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

(w) Investments

Investment Securities

Investments consisted primarily of corporate fixed maturity securities and mutual funds.

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

(x) Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Acquired content is generally amortized based on the greater of usage of the program or term of license.

The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). Content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated advertising and affiliate revenues for the current period represent in relation to the estimated remaining total lifetime revenues.

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company recorded additional amortization expense of $804,000 and $58,000 as a result of evaluating its contracts for recoverability for the years ended December 31, 2015 and 2014, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(y) Impact of Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted ASU 2015-17 in the fourth quarter of 2015 on a retroactive basis and included the current portion of deferred tax liabilities within the noncurrent portion of deferred tax liabilities within our consolidated balance sheets. However, we did not adjust our prior period consolidated balance sheet as a result of the adoption of this ASU as the impact was immaterial.

In February 2015, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is a new lease standard that amends lease accounting. ASU 2016-02 will require lessees to recognize a lease asset and lease liability for leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

(z) Related Party Transactions

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, as of December 31, 2015, the Foundation and Limited owed $3,000 and $11,000 to Reach Media, respectively. As of December 31, 2014, the Foundation and Limited owed $3,000 and $113,000 to Reach Media, respectively.

Reach Media operates the Tom Joyner Fantastic Voyage, a fund raising event for the Foundation. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to Reach Media. The fee is up to the first $1.0 million after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 50% to Reach Media of any excess over $1.25 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues; Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales.

For the year ended December 31, 2015, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $8.7 million, $7.5 million, and $1.2 million, respectively; for the year ended December 31, 2014, approximately $6.6 million, $5.7 million, and $900,000, respectively; for the year ended December 31, 2013, approximately $7.2 million, $6.0 million, and $1.2 million, respectively. As of December 31, 2015 and 2014, the Foundation owed Reach Media approximately $1.2 million and $0, respectively under the agreement, for operations on the next sailing.

2.  ACQUISITIONS AND DISPOSITIONS:

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”), similar in operation to a local marketing agreement (“LMA”), whereby, we have made available, for a fee, air time on this station to another party. On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for its remaining station in Boston.  The TBA has a three-year term, and at the conclusion of the TBA, the Company’s remaining Boston station will be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC. As a result, that station’s radio broadcasting license was classified as a short-term other asset as of December 31, 2015 and a long-term other asset as of December 31, 2014, and is being amortized through the anticipated conveyance date.

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

 In November 2012, one of our Columbus, Ohio radio stations, operating under the call letters WJKR-FM (The Jack, 98.9 FM) was made the subject of an LMA with Salem Media of Ohio, Inc., a subsidiary of Salem Communications (“Salem”). On February 15, 2013, the Company closed on the sale of the assets of WJKR-FM to Salem.  The Company sold the assets of WJKR for $4.0 million and recognized a gain on the sale of $893,000 during the year ended December 31, 2013. The remaining assets and liabilities of the Columbus station have been classified as discontinued operations as of December 31, 2013, and the results from operations of this station for the year ended December 31, 2013, has been classified as discontinued operations in the accompanying consolidated financial statements.

On February 27, 2014, the Company completed the acquisition of Gaffney Broadcasting, Incorporated (“Gaffney”), which consisted of an AM and FM station (WOSF-FM) in the Charlotte market.  Total consideration paid for the two stations was approximately $7.7 million, which included a deposit that was paid in a prior period. In connection with the acquisition, the Company added Gaffney as a party to the agreements governing its outstanding notes and its senior credit facility.  At the February 27, 2014 acquisition date, the AM station assets were classified as assets held for sale in the amount of $225,000. On March 31, 2014, the AM station assets held for sale were sold for $225,000. The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $426,000 to fixed assets, $7.0 million to radio broadcasting licenses, $2.7 million to goodwill (not deductible for tax purposes), $44,000 to other definite-lived intangible assets and $2.7 million to deferred tax liabilities.

On December 17, 2014, the Company acquired certain assets of GG Digital, Inc., including the website and brand Global Grind (“Global Grind”), and for accounting purposes this was considered a business combination. The Global Grind website and brand was subsequently integrated into Interactive One. Total consideration paid was approximately $2.0 million. The Company’s purchase accounting to reflect the fair value of assets acquired consisted of approximately $440,000 to content, approximately $1.2 million to goodwill (not deductible for tax purposes), $314,000 to brand, $38,000 to mobile software application and $10,000 to trademarks, trade names and domain names.

On April 17, 2015, the Company used the net proceeds from its issuance of its 2022 Notes, along with the 2015 Credit Facility and Comcast Note, to refinance certain indebtedness and finance the purchase of the membership interests of an affiliate of Comcast Corporation (“Comcast”) in TV One (the “Comcast Buyout”). In connection with the Comcast Buyout, the Company acquired all of Comcast’s membership interest in TV One for approximately $221.7 million which consisted of approximately $211.1 million in cash paid at closing with a subsequent favorable working capital adjustment of approximately $1.3 million and the issuance of the Comcast Note in the amount of approximately $11.9 million. The Company now owns a 99.6% interest in TV One. The Comcast Buyout was treated as an equity transaction in accordance with ASC 810-45-23, as the Company already had control of TV One.

On November 12, 2015, the Company entered into a two-station LMA with Wilks Broadcasting Group for 95.5 FM-WZOH and 107.1 FM-WHOK. We believe this LMA represents a variable interest entity (“VIE”) which we are not the primary beneficiary based on the fact that we do not have the power to direct the activities of the VIE that most significantly impacts its economic performance. The Company also entered into an asset purchase agreement to acquire the stations. This acquisition doubles the size of the previously two-station urban music cluster in Columbus, Ohio. See Note 16 – Subsequent Events.

3.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2015	2014	Useful Lives
	(In thousands)
Land and improvements	$3,777	$3,777	—
Buildings	1,554	1,554	31 years
Transmitters and towers	41,317	39,837	7-15 years
Equipment	55,767	54,034	3-7 years
Furniture and fixtures	9,369	8,997	6 years
Software and web development	22,411	20,918	3 years
Leasehold improvements	24,133	23,228	Lease Term
Construction-in-progress	152	919	—
	158,480	153,264
Less: Accumulated depreciation and amortization	(129,202)	(122,287)
Property and equipment, net	$29,278	$30,977

Repairs and maintenance costs are expensed as incurred.

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2015, 2014 and 2013, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $41.2 million, $0 and $14.9 million, respectively.

2015 Interim Impairment Testing

For the second and third quarters in 2015, the total market revenue growth for certain markets in which we operate was below that used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015 and September 30, 2015. There was no impairment identified as part of this testing. During the third and fourth quarters of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Upon review of the results of this testing, the Company recorded a goodwill impairment charge of approximately $14.5 million during the quarter ended September 30, 2015, and no further impairment was identified during the fourth quarter of 2015.

2015 Annual Impairment Testing

We completed our 2015 annual impairment assessment as of October 1, 2015. Our 2015 annual impairment testing indicated the carrying values for our goodwill attributable to Reach Media, TV One and Interactive One were not impaired. The Company recorded an impairment charge of approximately $23.6 million related to our Cincinnati, Columbus, Dallas, Houston, Philadelphia, Raleigh and St. Louis radio broadcasting licenses and approximately $3.1 million related to Cincinnati market goodwill.

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

2014 Annual Impairment Testing

We completed our 2014 annual impairment assessment as of October 1, 2014. Our 2014 annual impairment testing indicated the carrying values for our radio broadcasting licenses, radio market goodwill and goodwill attributable to Reach Media, TV One and Interactive One were not impaired.

2013 Interim Impairment Testing

During 2013, the total market revenue growth for certain markets in which we operate was below that used in our 2012 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain market’s radio broadcasting licenses, which we performed as of March 31, 2013, June 30, 2013 and September 30, 2013. The Company recorded an impairment charge of approximately $1.4 million related to our Cincinnati FCC radio broadcasting licenses during the first quarter of 2013. In addition, the Company recorded an impairment charge of approximately $9.8 million related to our Philadelphia, Cincinnati and Cleveland radio broadcasting licenses during the second quarter of 2013. Finally, the Company recorded an impairment charge of approximately $3.7 million related to our Boston and Cleveland radio broadcasting licenses during the third quarter of 2013. The remaining radio broadcasting licenses that were tested during 2013 were not impaired. Due to the fact that there were impairment charges recognized for certain FCC licenses during 2013, we deemed to that to be a goodwill impairment indicator and, as such, we performed an interim analysis for certain radio markets’ goodwill as of June 30, 2013, and September 30, 2013. There was no goodwill impairment recorded as a result of these interim analyses. There were no interim impairment indicators identified for any of our other reporting units during 2013.

2013 Annual Impairment Testing

We completed our 2013 annual impairment assessment as of October 1, 2013. Our 2013 annual impairment testing indicated the carrying values for our radio broadcasting licenses, radio market goodwill and goodwill attributable to Reach Media, TV One and Interactive One were not impaired.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to assist us with estimating the fair value of our radio broadcasting licenses. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one of our 16 geographical markets.  Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) estimated future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing performed where an impairment charge was recorded since October 2013. The Company recorded an impairment charge of approximately $23.6 million related to our Cincinnati, Columbus, Dallas, Houston, Philadelphia, Raleigh and St. Louis radio broadcasting licenses during the year ended December 31, 2015. We did not identify any radio broadcasting license impairment during the year ended December 31, 2014, and recorded an impairment charge of approximately $14.9 million during the year ended December 31, 2013.

Radio Broadcasting	October 1,	October 1,	October 1,
Licenses	2015	2014	2013

Impairment charge (in millions)	$23.6	$—	$—

Discount Rate	9.5%	9.5%	10.0%
Year 1 Market Revenue Growth Rate Range	0.7% – 2.2%	0.3% – 1.0%	0.0% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	1.0% – 2.0%	1.0% – 2.0%
Mature Market Share Range	7.0% – 25.8%	6.9% – 25.2%	6.4% – 26.9%
Mature Operating Profit Margin Range	30.5% – 50.4%	30.0% – 48.4%	30.8% – 47.8%

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $643.2 million as of December 31, 2015. The units of accounting reflected in the table below are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of		As of
Unit of Accounting	December 31, 2014	Increase (Decrease)	December 31, 2015
	(In thousands )
Unit of Accounting 2	$3,086	$–	$3,086
Unit of Accounting 4	16,142	–	16,142
Unit of Accounting 5	16,687	(587)	16,100
Unit of Accounting 7	16,165	(294)	15,871
Unit of Accounting 14	20,434	–	20,434
Unit of Accounting 15	20,886	(150)	20,736
Unit of Accounting 11	21,135	–	21,135
Unit of Accounting 9	34,270	–	34,270
Unit of Accounting 6	22,642	–	22,642
Unit of Accounting 16	52,965	–	52,965
Unit of Accounting 13	52,556	(4,710)	47,846
Unit of Accounting 8	66,715	(4,700)	62,015
Unit of Accounting 12	50,179	(516)	49,663
Unit of Accounting 1	93,394	–	93,394
Unit of Accounting 10	179,541	(12,601)	166,940
Total	$666,797	$(23,558)	$643,239

Our licenses expire at various dates through August 1, 2022.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2015 annual impairment assessment, consisting of each of the 16 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit.

We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units. The Company recorded an impairment charge of approximately $3.1 million related to our Cincinnati goodwill and an impairment charge of approximately $14.5 million related to our Interactive One goodwill during the year ended December 31, 2015. We did not identify any goodwill impairment during the years ended December 31, 2014 and 2013.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all annual impairment assessments performed since October 2013.

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2015 (a)	2014 (a)	2013 (a)

Impairment charge (in millions)	$3.1	$—	$—

Discount Rate	9.5%	9.5%	10.0%
Year 1 Market Revenue Growth Rate Range	(9.0)% – 23.3%	0.3% – 1.0%	0.0% -2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	1.0% - 2.0%	1.0% - 2.0%
Mature Market Share Range	8.0% - 19.1%	7.2% - 19.5%	7.1% - 19.8%
Mature Operating Profit Margin Range	25.6% - 53.3%	26.4% - 52.2%	28.4% - 56.4%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments since October 2013. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on the on-air personality Tom Joyner. As a result of our impairment assessments, the Company concluded that goodwill was not impaired.

	October 1,	October 1,	October 1,
Reach Media Segment Goodwill	2015	2014	2013

Impairment charge (in millions)	$—	$—	$—

Discount Rate	11.5%	12.0%	13.0%
Year 1 Revenue Growth Rate	(0.6)%	1.5%	1.5%
Long-term Revenue Growth Rate (Year 5)	1.5%	1.9%	2.1%
Operating Profit Margin Range	14.0% – 15.7%	10.0% – 14.9%	11.5% - 21.5%

Below are some of the key assumptions used in the income approach model for determining the fair value of our internet reporting unit since October 2013. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. During the third and fourth quarters of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be impairment indicators. The Company reduced its operating cash flow projections and assumptions from the prior year based on Interactive One’s actual results which did not meet budget. As a result of our interim assessment for the third quarter of 2015, the Company recorded a goodwill impairment charge of approximately $14.5 million. As a result of the testing performed during the fourth quarter of 2015, the Company concluded that no further impairment to the carrying value of goodwill had occurred.

	October 1,	September 30,	October 1,	October 1,
Internet Segment Goodwill	2015	2015	2014	2013

Impairment charge (in millions)	$—	$14.5	$—	$—

Discount Rate	14.0%	14.0%	13.5%	14.5%
Year 1 Revenue Growth Rate	5.3%	5.3%	11.8%	10.0%
Long-term Revenue Growth Rate (Years 6 - 10)	2.6 - 4.4%	2.6 - 4.4%	2.7% - 6.5%	2.8% - 6.2%
Operating Profit Margin Range	4.5% - 23.9%	4.5% - 23.9%	9.1% - 25.6%	5.4% - 24.8%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2013. As a result of the testing performed in 2015, 2014 and 2013, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,	October 1,
Cable Television Segment Goodwill	2015	2014	2013

Impairment charge (in millions)	$—	$—	$—

Discount Rate	10.8%	10.4%	10.8%
Year 1 Revenue Growth Rate	7.1%	11.5%	12.1%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.7% - 4.2%	2.7% - 4.7%	2.8% - 4.7%
Operating Profit Margin Range	37.6% - 38.7%	29.8% - 36.1%	30.6% - 35.7%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 19 reporting units. The other seven remaining reporting units had no goodwill carrying value balances as of December 31, 2015.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments during 2015 and 2014:

	Radio Broadcasting Segment	Reach Media Segment	Internet Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$152,151	$30,468	$21,816	$165,044	$369,479
Accumulated impairment losses	(81,328)	(16,114)	—	—	(97,442)
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Net goodwill at December 31, 2013	$70,823	$14,354	$21,816	$165,044	$272,037
Gross goodwill	$152,151	$30,468	$21,816	$165,044	$369,479
Accumulated impairment losses	(81,328)	(16,114)	—	—	(97,442)
Additions	2,712	—	606	—	3,318
Impairments	—	—	—	—	—
Net goodwill at December 31, 2014	$73,535	$14,354	$22,422	$165,044	$275,355
Gross goodwill	$154,862	$30,468	$22,422	$165,044	$372,797
Accumulated impairment losses	(81,328)	(16,114)	—	—	(97,442)
Additions	—	—	582	—	582
Impairments	(3,108)	—	(14,545)	—	(17,653)
Net goodwill at December 31, 2015	$70,427	$14,354	$8,459	$165,044	$258,284

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2015 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

				Remaining
				Weighted-
				Average
				Period
	As of December 31,			of
	2015	2014	Period of Amortization	Amortization
	(In thousands)
Trade names	$17,344	$17,344	2-5 Years	3.2 Years
Intellectual property	9,531	9,531	4-10 Years	1.9 Years
Affiliate agreements	178,986	178,986	8 Years	3.3 Years
Acquired income leases	44	44	3-9 Years	2.7 Years
Advertiser agreements	44,871	44,871	2-12 Years	7.3 Years
Favorable office and transmitter leases	2,097	2,097	2-60 Years	41.1 Years
Brand names	2,853	2,983	10 Years	9.1 Years
Brand names - unamortized	39,690	39,690	Indefinite	—
Other intangibles	606	1,053	1-5 Years	1.5 Years
	296,022	296,599
Less: Accumulated amortization	(155,254)	(128,948)
Other intangible assets, net	$140,768	$167,651		3.8 Years

Amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 was approximately $26.3 million, $27.1 million and $27.7 million, respectively.

The Company’s affiliation agreements have expiration dates ranging from December 2017 to January 2025.

The following table presents the Company’s estimate of amortization expense for the years 2016 through 2020 for intangible assets:

(In thousands)
2016	$26,147
2017	$26,013
2018	$25,904
2019	$10,045
2020	$3,519

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  CONTENT ASSETS:

The gross value and accumulated amortization of content assets is as follows:

	As of December 31,
	2015	2014	Period of Amortization
	(In thousands)
Produced content assets:
Completed	$194,035	$144,151
In-production	14,897	10,862
Licensed content assets acquired:
Acquired	65,799	82,216
Content assets, at cost	274,731	237,229	1-5 Years
Less: Accumulated amortization	(197,849)	(168,899)
Content assets, net	76,882	68,330
Current portion	(28,638)	(25,615)
Noncurrent portion	$48,244	$42,715

Produced content assets include certain unamortized costs that will not be 80% amortized within three years from December 31, 2015, totaling approximately $10.9 million. Approximately 74.5% of these unamortized costs are expected to be amortized within three years from December 31, 2015. The remaining balance of these costs will be amortized during the year ending December 31, 2019.

Future estimated content amortization expense related to agreements entered into as of December 31, 2015, for years 2016 through 2020 is as follows:

(In thousands)
2016	$28,638
2017	$18,484
2018	$10,276
2019	$3,707
2020	$661

Future estimated content amortization expense is not included for in-production content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2015, are as follows:

(In thousands)
2016	$33,339
2017	$15,734
2018	$8,052
2019	$2,385

6.  INVESTMENTS:

The company liquidated its investment portfolio during 2015. As of December 31, 2014, the Company’s investments (short-term and long-term) consist of the following:

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

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2014
Corporate debt securities	$374	$(1)	$—	$—	$(1)
Mutual funds	—	—	2,004	(131)	(131)
Total investments	$374	$(1)	$2,004	$(131)	$(132)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. The Company has analyzed the unrealized losses on the 23 securities that were in an unrealized loss position as of December 31, 2014, and believe that they do not meet the criteria for an other than temporary impairment.

A primary objective in the management of the fixed maturity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities, as well as tax considerations. Sales will generally produce realized gains or losses. Available-for-sale securities were sold as follows:

	Year Ended December 31,
	2015	2014
	(In thousands)
Proceeds from sales	$3,524	$482
Gross realized gains	19	—
Gross realized losses	133	4

7.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2015	2014
	(In thousands)
Deferred revenue	$7,491	$5,957
Deferred barter revenue	1,049	1,471
Deferred rent	646	643
Employment Agreement Award	1,898	1,458
Incentive award plan	1,506	—
Accrued national representative fees	708	718
Accrued miscellaneous taxes	428	563
Income taxes payable	642	475
Tenant allowance	230	346
Other current liabilities	11,551	4,493
Other current liabilities	$26,149	$16,124

8.  DERIVATIVE INSTRUMENTS:

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award as of December 31, 2015 and 2014, at approximately $20.9 million and $18.0 million, respectively. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement was recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the years ended December 31, 2015, 2014 and 2013.

The Company’s obligation to pay the Employment Agreement Award was triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new Employment Agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2015	2014
	(In thousands)
Senior bank term debt (2011 Credit Facilities)	$—	$368,532
2015 Credit Facility	348,250	—
9.25% Senior Subordinated Notes due February 2020	335,000	335,000
7.375% Senior Secured Notes due April 2022	350,000	—
Comcast Note due April 2019	11,872	—
10% Senior Secured TV One Notes due March 2016	—	119,000
Total debt	1,045,122	822,532
Less: current portion of long-term debt	3,500	3,829
Less: original issue discount and issuance costs	20,785	9,088
Long-term debt, net	$1,020,837	$809,615

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, commencing on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, that guarantee any of its new $350.0 million senior secured credit facility (the “2015 Credit Facility”) entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 4.80% for 2015. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the year ended December 31, 2015, the Company repaid approximately $1.8 million under the 2015 Credit Facility.

In connection with the closing of the financing transactions, the Company and the guarantor parties thereto entered into a Fourth Supplemental Indenture to the indenture governing the 2020 Notes (as defined below). Pursuant to this Fourth Supplemental Indenture, TV One, which previously did not guarantee the 2020 Notes, became a guarantor under the 2020 Notes indentures. In addition, the closing of the financing transactions caused a “Triggering Event” (as defined in the 2020 Notes Indenture) and, as a result, the 2020 Notes became an unsecured obligation of the Company and the subsidiary guarantors and rank equal in right of payment with the Company’s other senior indebtedness.

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, refinance the TV One Notes, and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

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

 (c)   limitations on:

▪ liens;
▪ sale of assets;
▪ payment of dividends; and
▪ mergers.

As of December 31, 2015, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of December 31, 2015		Covenant Limit		Excess Coverage
Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$126.6

Pro Forma Last Twelve Months Interest Expense (In millions)	$74.7

Senior Debt (In millions)	$632.3

Interest Coverage
Covenant EBITDA / Interest Expense	1.69	x	1.25	x	0.44	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.99	x	5.85	x	0.86	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of December 31, 2015, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of December 31, 2015, the Company had outstanding approximately $348.3 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The retrospective application of ASU 2015-03 decreased other intangible assets and long-term debt by approximately $6.9 million in the consolidated balance sheet as of December 31, 2014. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2015, 2014 and 2013 was approximately $4.9 million, $4.6 million and $5.3 million, respectively.

2011 Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund a past obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matured on March 31, 2016, and a $25.0 million revolving loan facility that matured on March 31, 2015. Borrowings under the 2011 Credit Agreement were subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the 2011 Credit Agreement could be used for working capital, capital expenditures made in the ordinary course of business, a common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

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

 The 2011 Credit Agreement, as amended on December 19, 2012, and January 21, 2015, contained affirmative and negative covenants with which the Company was required to comply, including financial covenants. In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios did not include the operating results or related debt of TV One, but rather included our proportionate share of cash dividends received from TV One for periods presented.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2015, the Company had letters of credit totaling $908,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

During the year ended December 31, 2015, the Company repaid approximately $368.5 million under the 2011 Credit Agreement, as amended. During the year ended December 31, 2014, the Company repaid approximately $4.9 million under the 2011 Credit Agreement, as amended. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. According to the terms of the Credit Agreement, as amended, the Company did not make an excess cash flow payment in April 2015. According to the terms of the Credit Agreement, as amended, the Company made an excess cash flow payment of approximately $1.1 million during April 2014.

As noted above, the Company used the net proceeds from the private offering of the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, as amended. The Company recorded a loss on retirement of debt of approximately $7.1 million for the year ended December 31, 2015. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

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

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, commencing on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of December 31, 2015, the Company had $335.0 million of our 2020 Notes outstanding. During the year ended December 31, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011 (“TV One Notes”). The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes bore interest at 10.0% per annum, which was payable monthly, and the entire principal amount was due on March 15, 2016. In connection with the closing of the financing transactions on April 17, 2015, the TV One Notes were repaid.

Comcast Note

The Company also has outstanding our new senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, 2020 Notes and the Company’s obligations under the 2015 Credit Facility.

The 2022 Notes are the Company’s senior secured obligations and rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2015 Credit Facility and the Company’s 2020 Notes.  The 2022 Notes and related guarantees are equally and ratably secured by the same collateral securing the 2015 Credit Facility and any other parity lien debt issued after the issue date of the 2022 Notes, including any additional notes issued under the Indenture, but are effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 2022 Notes. Collateral includes substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor. Finally, the Company also has the Comcast Note which is a general but senior unsecured obligation of the Company.

Future scheduled minimum principal payments of debt as of December 31, 2015, are as follows:

	Comcast Note due April 2019	2015 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
2016	$—	$3,500	$—	$—	$3,500
2017	—	3,500	—	—	3,500
2018	—	341,250	—	—	341,250
2019	11,872	—	—	—	11,872
2020	—	—	335,000	—	335,000
2021 and thereafter	—	—	—	350,000	350,000
Total Debt	$11,872	$348,250	$335,000	$350,000	$1,045,122

10.  INCOME TAXES:

A reconciliation of the statutory federal income taxes to the recorded provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Statutory tax (@ 35% rate)	$(17,877)	$(2,775)	$(5,486)
Effect of state taxes, net of federal benefit	(3,437)	(719)	(189)
Effect of state rate and tax law changes	4,791	600	145
Other permanent items	198	206	214
Impairment of long-lived assets	6,103	—	—
Disallowed interest	—	799	5,632
Non-deductible officer’s compensation	3,021	2,369	1,453
Valuation allowance	23,170	35,951	42,845
Noncontrolling interest	(2,152)	(6,752)	(16,229)
NOL adjustments	—	4,724	—
Expiring NOLs and charitable carryovers	1,592	156	64
Forfeiture of stock-based compensation	189	61	512
Uncertain tax positions	(772)	153	—
Other	232	41	(242)
Provision for income taxes	$15,058	$34,814	$28,719

The components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Federal:
Current	$—	$—	$92
Deferred	15,161	31,402	21,084
State:
Current	572	558	1,319
Deferred	(675)	2,854	6,224
Provision for income taxes	$15,058	$34,814	$28,719

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax assets/(liabilities):
Allowance for doubtful accounts	$1,831	$1,315
Accruals	1,903	1,974
Fixed assets	734	901
Stock-based compensation	1,213	1,200
Net operating loss carryforwards	354,545	336,020
Charitable contribution carryforward	586	563
Prepaid expenses	(150)	(122)
Intangible assets	(223,576)	(209,278)
Partnership interests	(22,051)	(26,039)
Other	(349)	(531)
Valuation allowance	(381,586)	(358,416)
Net deferred tax liability	$(266,900)	$(252,413)

As of December 31, 2015, the Company had federal and state net operating loss (“NOL”) carryforward amounts of approximately $923.2 million and $713.9 million, respectively. The state NOLs are applied separately from the federal NOL as the Company generally files separate state returns for each subsidiary. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. The NOLs may be subject to limitation under Internal Revenue Code Section 382. The federal and state NOLs begin to expire as early as 2016, with the final expirations in 2035.

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company concluded it was more likely than not that the benefit from certain of its deferred tax assets (“DTAs”) would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs with deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that cannot be scheduled to reverse in the same requisite period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given the current total three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $381.6 million and $358.4 million as of December 31, 2015 and 2014, respectively.

The Company had unrecognized tax benefits of approximately $3.8 million related to state NOLs of approximately $52.0 million as of December 31, 2015.

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state NOL positions. As of December 31, 2015, the Company had unrecognized tax benefits of approximately $4.0 million, of which a net amount of approximately $2.6 million, if recognized, would impact the effective tax rate if there was no valuation allowance. The Company estimated a reduction of approximately $1.2 million of unrecognized tax benefits for the year ended December 31, 2015. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Accordingly, we recorded $22,000 of interest and penalties for the year ended December 31, 2015. The Company does not anticipate any significant increases or decreases to the total unrecognized tax benefits within the next twelve months subsequent to December 31, 2015. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
	(In thousands)

Balance as of January 1	$5,224	$5,071	$5,071
(Deductions) additions for tax positions related to current years	—	153	—
(Deductions) additions for tax positions related to prior years	(1,188)	—	—
Balance as of December 31	$4,036	$5,224	$5,071

As of December 31, 2015, the Company's previously open income tax examinations were closed without material adjustments. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2012 through 2015. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2011 through 2015. Prior years are open to the extent of the amount of the net operating loss from that year.

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

Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “December 2015 Repurchase Authorization”). Under the December 2015 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $3.5 million worth of its Class A and/or Class D common stock. As of December 31, 2015, the Company had $3.5 million remaining under the authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee’s or other recipient’s tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”).

During the year ended December 31, 2015, the Company did not repurchase any Class A Common Stock and executed a Stock Vest Tax Repurchase of 345,293 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $4.12 per share. During the year ended December 31, 2014, the Company did not repurchase any Class A common stock or Class D common stock. During the year ended December 31, 2013, the Company repurchased 2,630,574 shares of Class D common stock in the amount of approximately $5.4 million at an average price of $2.05 per share and 32,669 shares of Class A common stock in the amount of $71,000 at an average price of $2.17 per share. The shares repurchased during the year ended December 31, 2013, were repurchased under a prior authorization.

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

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, a further amendment to the Amended and Restated 2009 Stock Plan. This further amendment increased the authorized plan shares remaining available for grant to 8,250,000 shares of Class D common stock. As of December 31, 2015, 8,125,661 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Also on September 30, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the Company’s LTIP. The grants were effective October 6, 2014, and will vest in three installments, with the first installment of 33% vesting on April 6, 2015, and the second installment vesting on December 31, 2015. The remaining installment will vest on December 31, 2016.  Pursuant to the terms of the 2009 Stock Option and Restricted Stock Grant Plan, as amended and restated as of December 31, 2013, and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

On October 26, 2015, the Compensation Committee awarded David Kantor, Chief Executive Officer, Radio Division, 100,000 restricted shares of the Company’s Class D common stock, and stock options to purchase 300,000 shares of the Company’s Class D common stock. The grants were effective November 5, 2015, and will vest in approximately equal 1/3 tranches on November 5, 2016, November 5, 2017 and November 5, 2018.

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

Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, was approximately $5.1 million, $1.6 million and $191,000, respectively

The Company granted 350,000 and 1,105,000 stock options during the years ended December 31, 2015 and 2014, respectively. The Company did not grant any stock options during the year ended December 31, 2013. The per share weighted-average fair value of options granted during the years ended December 31, 2015 and 2014 was $1.51 and $2.40, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2015		2014		2013

Average risk-free interest rate	1.89%		1.94%		—
Expected dividend yield	0.00%		0.00%		—
Expected lives	6.38	years	6.00	years	—
Expected volatility	85.9%		121.1%		—

Transactions and other information relating to stock options for the years December 31, 2015, 2014 and 2013 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	4,630,000	$8.17	—	—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(330,000)	$17.43
Outstanding at December 31, 2013	4,300,000	$7.46	—	—
Grants	1,105,000	$2.75
Exercised	(92,000)	$1.36
Forfeited/cancelled/expired	(1,576,000)	$14.81
Outstanding at December 31, 2014	3,737,000	$3.12	5.18	$629,440
Grants	350,000	$2.10
Exercised	—	$—
Forfeited/cancelled/expired	(375,000)	$12.63
Outstanding at December 31, 2015	3,712,000	$2.06	5.20	$733,000
Vested and expected to vest at December 31, 2015	3,602,000	$2.05	5.08	$733,000
Unvested at December 31, 2015	756,000	$2.45	9.25	$—
Exercisable at December 31, 2015	2,956,000	$1.96	4.16	$733,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2015, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their in-the-money options on December 31, 2015. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the year ended December 31, 2015. The number of options that were exercised during the year ended December 31, 2014 was 92,000. There were no options exercised during the year ended December 31, 2013. The number of options that vested during the year ended December 31, 2015 was 699,169. The number of options that vested during the year ended December 31, 2014 was 75,300.

As of December 31, 2015, approximately $1.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years. The stock option weighted-average fair value per share was $1.41 at December 31, 2015.

The Company granted 193,680 and 2,480,050 shares, respectively, of restricted stock during the years ended December 31, 2015 and 2014. As noted above, during the year ended December 31, 2014, 2,424,000 restricted shares were issued to the Company’s Executives and other LTIP participants. During the years ended December 31, 2015 and 2014, respectively, 68,680 and 56,050 shares of restricted stock were issued to the Company’s non-executive directors as a part of their 2014 and 2015 compensation packages. Each of the five non-executive directors received 13,736 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2015. Each of the five non-executive directors received 11,210 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2014. Both of the grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2015, 2014 and 2013 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2012	82,000	$1.11
Grants	110,000	$2.28
Vested	(62,000)	$1.09
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2013	130,000	$2.11
Grants	2,480,000	$2.79
Vested	(75,000)	$1.99
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2014	2,535,000	$2.78
Grants	194,000	$2.66
Vested	(1,707,000)	$2.76
Forfeited/cancelled/expired	(69,000)	$3.06
Unvested at December 31, 2015	953,000	$2.76

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2015, approximately $3.4 million of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over the weighted-average period of 1.2 years.

12.   PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2015, 2014 and 2013.

13.  COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2019 through August 1, 2022. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations, which will expire as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $10.3 million, $9.2 million and $9.2 million, during the years ended December 31, 2015, 2014 and 2013, respectively.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 16 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets. The future rentals under non-cancelable leases as of December 31, 2015, are shown below.

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

	Operating Lease Payments	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2016	$10,904	$71,845
2017	10,068	29,533
2018	6,277	9,233
2019	5,355	2,903
2020	4,615	280
2021 and thereafter	14,775	20,829
Total	$51,994	$134,623

Of the total amount of other operating contracts and agreements included in the table above, approximately $87.9 million has not been recorded on the balance sheet as of December 31, 2015, as it does not meet recognition criteria. Approximately $37.6 million relates to certain commitments for content agreements for our cable television segment, approximately $29.7 million relates to employment agreements, and the remainder relates to other agreements.

Rent expense included in continuing operations for the years ended December 31, 2015, 2014 and 2013 was approximately $11.4 million, $10.9 million and $10.3 million, respectively.

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

 Letters of Credit

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2015, the Company had letters of credit totaling $908,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30(a)	December 31 (a)

	(In thousands, except share data)
2015:
Net revenue	$105,763	$119,821	$115,893	$109,384
Operating income (loss)	15,593	24,787	7,092	(11,305)
Net loss	(12,023)	(12,674)	(17,631)	(23,806)

Consolidated net loss attributable to common stockholders	(18,489)	(13,039)	(18,145)	(24,349)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income per share	$(0.39)	$(0.27)	$(0.38)	$(0.50)
Consolidated net (loss) income per share attributable to common stockholders	$(0.39)	$(0.27)	$(0.38)	$(0.50)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income per share	$(0.39)	$(0.27)	$(0.38)	$(0.50)
Consolidated net (loss) income per share attributable to common stockholders	$(0.39)	$(0.27)	$(0.38)	$(0.50)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic and diluted	47,608,038	48,062,991	48,220,262	48,220,262

(a)	The net loss from continuing operations for the quarters ended September 30, 2015 and December 31, 2015, includes approximately $14.5 million and $26.7 million, respectively of impairment charges.

	Quarters Ended
	March 31	June 30	September 30	December 31

	(In thousands, except share data)
2014:
Net revenue	$111,072	$108,414	$112,171	$109,730
Operating income	15,831	22,350	19,560	19,424
Net loss	(20,302)	(5,408)	(8,758)	(8,272)

Consolidated net loss attributable to common stockholders	(25,183)	(10,816)	(13,220)	(13,451)
BASIC NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss per share	$(0.53)	$(0.23)	$(0.28)	$(0.28)
Consolidated net loss per share attributable to common stockholders	$(0.53)	$(0.23)	$(0.28)	$(0.28)
DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss per share	$(0.53)	$(0.23)	$(0.28)	$(0.28)
Consolidated net loss per share attributable to common stockholders	$(0.53)	$(0.23)	$(0.28)	$(0.28)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic and diluted	47,441,175	47,465,653	47,601,371	47,608,038

	Quarters Ended
	March 31 (a)	June 30 (a)	September 30(a)	December 31

	(In thousands, except share data)
2013:
Net revenue	$99,112	$119,602	$118,391	$111,595
Operating income	15,455	18,330	21,795	17,388
Net loss from continuing operations	(13,305)	(8,555)	(8,904)	(13,631)
Income (loss) from discontinued operations	890	3	—	(8)
Consolidated net loss attributable to common stockholders	(18,106)	(14,214)	(13,221)	(16,440)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.38)	$(0.29)	$(0.28)	$(0.35)
Net (loss) income from discontinued operations per share	0.02	0.00	—	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(0.36)	$(0.29)	$(0.28)	$(0.35)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.38)	$(0.29)	$(0.28)	$(0.35)
Net (loss) income from discontinued operations per share	0.02	0.00	—	(0.00)
Consolidated net (loss) income per share attributable to common stockholders	$(0.36)	$(0.29)	$(0.28)	$(0.35)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic and diluted	49,861,964	48,737,941	47,443,031	47,441,175

(a)	The net loss from continuing operations for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 includes approximately $1.4 million, $9.8 million and $3.7 million, respectively of impairment charges.

 15.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of the results of operations of all radio markets. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities and operations of other syndicated shows. Effective, January 1, 2013, we consolidated our syndication network programming within Reach Media to leverage that platform to create the leading syndicated radio network targeted to the African-American audience. The internet segment includes the results of our online business, including the operations of Interactive One. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

Operating loss or income represents total revenues less operating expenses, depreciation and amortization, and impairment of long-lived assets. Intercompany revenue earned and expenses charged between segments are recorded at estimated fair value and eliminated in consolidation.

The accounting policies described in the summary of significant accounting policies in Note 1 – Organization and Summary of Significant Accounting Policies are applied consistently across the segments.

Detailed segment data for the years ended December 31, 2015, 2014 and 2013 is presented in the following table:

	For the Years Ended December 31,
	2015	2014	2013

	(In thousands)
Net Revenue:
Radio Broadcasting	$197,396	$213,037	$222,544
Reach Media	54,779	52,543	56,741
Internet	21,177	24,337	25,639
Cable Television	183,623	157,086	149,472
Corporate/Eliminations/Other*	(6,114)	(5,616)	(5,696)
Consolidated	$450,861	$441,387	$448,700

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$124,755	$126,842	$128,001
Reach Media	45,784	50,849	50,833
Internet	21,699	22,998	25,319
Cable Television	117,132	104,210	100,117
Corporate/Eliminations/Other	28,758	22,501	18,712
Consolidated	$338,128	$327,400	$322,982

Depreciation and Amortization:
Radio Broadcasting	$4,910	$5,039	$6,071
Reach Media	185	1,146	1,242
Internet	1,997	2,422	2,490
Cable Television	26,152	26,115	26,324
Corporate/Eliminations/Other	2,111	2,100	1,743
Consolidated	$35,355	$36,822	$37,870

Impairment of Long-Lived Assets:
Radio Broadcasting	$26,666	$—	$14,880
Reach Media	—	—	—
Internet	14,545	—	—
Cable Television	—	—	—
Corporate/Eliminations/Other	—	—	—
Consolidated	$41,211	$—	$14,880

Operating income (loss):
Radio Broadcasting	$41,065	$81,156	$73,592
Reach Media	8,810	548	4,666
Internet	(17,064)	(1,083)	(2,170)
Cable Television	40,339	26,761	23,031
Corporate/Eliminations/Other	(36,983)	(30,217)	(26,151)
Consolidated	$36,167	$77,165	$72,968

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(3,470)	$(3,159)	$(3,162)
Reach Media	(1,595)	(1,246)	(1,235)
Internet	(3,527)	(3,693)	(3,812)

Capital expenditures by segment are as follows: Radio Broadcasting	$5,021	$2,226	$4,641
Reach Media	209	176	163
Internet	1,337	1,323	1,797
Cable Television	281	301	282
Corporate/Eliminations/Other	491	1,511	2,311
Consolidated	$7,339	$5,537	9,194

	As of
	December 31, 2015	December 31, 2014 (as adjusted)
	(In thousands)
Total Assets:
Radio Broadcasting	$781,022	$807,760
Reach Media	36,989	36,376
Internet	18,427	33,375
Cable Television	445,660	464,661
Corporate/Eliminations/Other	64,426	49,522
Consolidated	$1,346,524	$1,391,694

16.  SUBSEQUENT EVENTS:

Since January 1, 2016, and through the date of this filing, the Company repurchased 382,123 shares of Class D common stock in the amount of $636,134 at an average price of $1.66 per share. As of March 4, 2016, the Company had approximately $3.4 million available under its repurchase authorizations.

On February 3, 2016, the Company paid approximately $2.0 million to complete the acquisition of WZOH-FM and WHOK-FM in Columbus, Ohio.

RADIO ONE, INC. AND SUBSIDIARIES

 SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014 and 2013

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2015	$3,975	$4,980	$—	$2,056	$6,899
2014	4,393	1,921	—	2,339	3,975
2013	3,631	2,124	—	1,362	4,393

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2015	$358,416	$24,762	$—	$1,592	$381,586
2014	322,465	36,107	—	156	358,416
2013	279,620	42,845	—	—	322,465

S-1