Form 10-Q
period 2016-03-31
RADIO ONE, INC.
filed 2016-05-06
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer   ☐     Accelerated filer   ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Class A Common Stock, $.001 Par Value	1,880,324
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	41,440,339

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic sluggishness and volatility, credit and equity market unpredictability, employment outlook uncertainties and continued fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to finance other strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) that could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given fluctuations in the economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and new content distribution platforms and technologies;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2015.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In thousands, except share data)
		(As Reclassified)

NET REVENUE	$109,088	$105,763
OPERATING EXPENSES:
Programming and technical	34,003	34,457
Selling, general and administrative, including stock-based compensation of $87 and $128, respectively	35,536	35,442
Corporate selling, general and administrative, including stock-based compensation of $685 and $1,453, respectively	12,059	11,183
Depreciation and amortization	8,682	9,088
Total operating expenses	90,280	90,170
Operating income	18,808	15,593
INTEREST INCOME	68	7
INTEREST EXPENSE	20,638	19,245
OTHER INCOME, net	(11)	(152)
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(1,751)	(3,493)
PROVISION FOR INCOME TAXES	1,775	8,530
CONSOLIDATED NET LOSS	(3,526)	(12,023)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	421	6,466
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,947)	$(18,489)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.08)	$(0.39)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	48,664,524	47,608,038

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In thousands)

CONSOLIDATED NET LOSS	$(3,526)	$(12,023)
NET CHANGE IN UNREALIZED GAIN ON INVESTMENT ACTIVITIES	—	116
COMPREHENSIVE LOSS	(3,526)	(11,907)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	421	6,466
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,947)	$(18,373)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,667	$67,376
Trade accounts receivable, net of allowance for doubtful accounts of $6,461 and $6,899, respectively	100,645	105,184
Prepaid expenses	9,737	7,650
Current portion of content assets	27,119	28,638
Other current assets	3,726	4,711
Total current assets	213,894	213,559
CONTENT ASSETS, net	48,873	48,244
PROPERTY AND EQUIPMENT, net	29,123	29,278
GOODWILL	258,284	258,284
RADIO BROADCASTING LICENSES	645,107	643,239
LAUNCH ASSETS, net	645	665
OTHER INTANGIBLE ASSETS, net	134,402	140,768
OTHER ASSETS	12,462	12,487
Total assets	$1,342,790	$1,346,524
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$8,666	$8,464
Accrued interest	16,075	17,366
Accrued compensation and related benefits	9,515	12,929
Current portion of content payables	12,018	14,998
Other current liabilities	29,739	26,149
Current portion of long-term debt	3,500	3,500
Total current liabilities	79,513	83,406
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	1,021,244	1,020,837
CONTENT PAYABLES, net of current portion	5,549	6,885
OTHER LONG-TERM LIABILITIES	31,854	29,034
DEFERRED TAX LIABILITIES, net	268,571	266,900
Total liabilities	1,406,731	1,407,062

REDEEMABLE NONCONTROLLING INTERESTS	12,084	11,286

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,969,712 and 2,103,907 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,840,159 and 42,096,641 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	42	42
Additional paid-in capital	983,593	983,847
Accumulated deficit	(1,059,668)	(1,055,721)
Total stockholders’ deficit	(76,025)	(71,824)
Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$1,342,790	$1,346,524

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
(In Thousands)
BALANCE, as of December 31, 2015	$—	$2	$3	$3	$42	$983,847	(1,055,721)	$(71,824)
Consolidated net loss	—	—	—	—	—	—	(3,947)	(3,947)
Repurchase of 390,677 shares of Class D common stock	—	—	—	—	—	(649)	—	(649)
Conversion of 134,195 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(377)	—	(377)
Stock-based compensation expense	—	—	—	—	—	772	—	772
BALANCE, as of March 31, 2016	$—	$2	$3	$3	$42	$983,593	(1,059,668)	$(76,025)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3,526)	$(12,023)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,682	9,088
Amortization of debt financing costs	1,282	1,164
Amortization of content assets	13,484	12,599
Amortization of launch assets	20	880
Deferred income taxes	1,671	8,530
Stock-based compensation	772	1,581
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	4,539	978
Prepaid expenses and other assets	(1,102)	(6,051)
Other assets	25	468
Accounts payable	202	955
Accrued interest	(1,291)	(7,747)
Accrued compensation and related benefits	(3,414)	(367)
Other liabilities	5,730	5,396
Payments for content assets	(16,910)	(14,975)
Net cash flows provided by operating activities	10,164	476
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,249)	(2,924)
Proceeds from sales of investment securities	—	3,035
Purchases of investment securities	—	(602)
Acquisition of station and broadcasting assets	(2,000)	—
Net cash flows used in investing activities	(3,249)	(491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(875)	(957)
Debt refinancing costs	(100)	(423)
Repurchase of common stock	(649)	—
Payment of dividends to noncontrolling interest members of TV One	—	(5,347)
Net cash flows used in financing activities	(1,624)	(6,727)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,291	(6,742)
CASH AND CASH EQUIVALENTS, beginning of period	67,376	67,781
CASH AND CASH EQUIVALENTS, end of period	$72,667	$61,039

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20,646	$25,764
Income taxes, net	$105	$54

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 56 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate as the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our 100.0% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind, News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente. In May 2014, the Company agreed to invest a minimum of $5 million up to a maximum of $40 million in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. Upon completion of the project, currently anticipated to be in late 2016, this investment will further diversify our platform in the entertainment industry while still focusing on our core demographic. On April 10, 2015, the Company made its minimum $5 million investment and accounted for this investment on a cost basis.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts. Where applicable, these financial statements have been identified as “As Reclassified.”

(c)	Financial Instruments

Financial instruments as of March 31, 2016, and December 31, 2015, consisted of cash and cash equivalents, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2016, and December 31, 2015, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $335.0 million as of each of March 31, 2016 and December 31, 2015, and fair value of approximately $231.2 million and $258.0 million as of March 31, 2016, and December 31, 2015, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million as of each of March 31, 2016 and December 31, 2015, and fair value of approximately $314.1 million and $311.5 million as of March 31, 2016, and December 31, 2015, respectively. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The $350.0 million senior secured credit facility (the “2015 Credit Facility) had a carrying value of approximately $347.4 million and $348.3 million as of March 31, 2016, and December 31, 2015, respectively, and fair value of approximately $343.9 million and $353.0 million as of March 31, 2016, and December 31, 2015, respectively. The fair values of the 2015 Credit Facility, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of March 31, 2016, and as of December 31, 2015. The fair value of the Comcast Note was approximately $11.9 million as of March 31, 2016 and December 31, 2015. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. See Note 5 – Long-Term Debt for further description of our credit facilities and outstanding notes.

(d)	Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast, and the revenue is reported net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $6.3 million and $6.5 million for the three months ended March 31, 2016 and 2015, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services on non-radio station branded but Company owned websites. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were approximately $4.2 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively.

(e)	Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Launch support amortization is recorded as a reduction to revenue. TV One did not pay any launch support during the three months ended March 31, 2016 or March 31, 2015. The weighted-average amortization period for launch support is approximately 9.3 years at each of March 31, 2016, and December 31, 2015. The remaining weighted-average amortization period for launch support is 8.6 years and 8.9 years as of March 31, 2016, and December 31, 2015, respectively. For the three month periods ended March 31, 2016, and 2015, launch asset amortization of $20,000 and $879,000, respectively, was recorded as a reduction of revenue.

(f)	Barter Transactions

For barter transactions, the Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2016 and 2015, barter transaction revenues were $608,000 and $564,000, respectively. Additionally, for the three months ended March 31, 2016 and 2015, barter transaction costs were reflected in programming and technical expenses of $567,000 and $523,000, respectively, and selling, general and administrative expenses of $41,000 and $41,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Numerator:
Net loss attributable to common stockholders	$(3,947)	$(18,489)
Denominator:
Denominator for basic net loss per share - weighted-average outstanding shares	48,664,524	47,608,038
Effect of dilutive securities:
Stock options and restricted stock	-	-
Denominator for diluted net loss per share - weighted-average outstanding shares	48,664,524	47,608,038

Net loss attributable to common stockholders per share -basic and diluted	$(0.08)	$(0.39)

All stock options and unvested restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2016 and 2015, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In thousands)

Stock options	3,656	3,725
Restricted stock awards	1,021	2,535

(h)	Fair Value Measurements

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

As of March 31, 2016, and December 31, 2015, the fair values of our financial assets and liabilities measured at fair value on a recurring basis categorized as follows:

	Total	Level 1	Level 2	Level 3
		(Unaudited)
		(In thousands)
As of March 31, 2016
Liabilities subject to fair value measurement:
Employment agreement award (a)	$23,181	$—	$—	$23,181
Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$12,084	$—	$—	$12,084
As of December 31, 2015
Liabilities subject to fair value measurement:
Incentive award plan (c)	$1,506	$—	$—	$1,506
Employment agreement award (a)	20,915	—	—	20,915
Total	$22,421	$—	$—	$22,421
Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$11,286	$—	$—	$11,286

(a)   Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award was triggered only after the Company’s recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(b)   The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

(c)   Balance is measured based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis.

There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2016. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015, respectively:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2015	$1,506	$20,915	$11,286
Net income attributable to noncontrolling interests	—	—	421
Distribution	(1,480)	—	—
Change in fair value	(26)	2,266	377
Balance at March 31, 2016	$—	$23,181	$12,084

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$26	$(2,266)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2014	$1,044	$17,993	$10,836
Net income attributable to noncontrolling interests	—	—	386
Change in fair value	—	368	447
Balance at March 31, 2015	$1,044	$18,361	$11,669

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(368)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2016 and 2015.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of March 31, 2016	As of December 31, 2015	As of March 31, 2015
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	N/A	10.8%	10.4%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	N/A	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.8%	10.8%	10.4%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	3.0%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.5%	11.8%	11.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.5%	1.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three months ended March 31, 2016, and March 31, 2015, and, therefore, were reported at carrying value as opposed to fair value.

(i)	Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. The Company is currently evaluating the impact ASU 2016-10 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $100,000 of debt issuance costs associated with its new line of credit arrangement.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which relates to the accounting for employee share-based payments. This standard provides updated guidance for the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification on the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. In evaluating its contracts for recoverability for the three months ended March 31, 2016, and March 31, 2015, the Company recognized an impairment and recorded additional amortization expense of approximately $1.9 million and $0, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company has accounted for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at March 31, 2016, and December 31, 2015, to be approximately $23.2 million and $20.9 million, respectively, and accordingly, adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $2.3 million and $368,000 for the quarters ended March 31, 2016 and 2015, respectively.

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

(m)	Related Party Transactions

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, as of March 31, 2016, the Foundation and Limited owed $3,000 and $2,000 to Reach Media, respectively. As of December 31, 2015, the Foundation and Limited owed $3,000 and $11,000 to Reach Media, respectively.

Reach Media operates the Tom Joyner Fantastic Voyage, a fund raising event for the Foundation. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburses the Company for all related expenses, and that the Foundation pays a fee plus a performance bonus to Reach Media. The fee is up to the first $1.0 million after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 50% to Reach Media of any excess over $1.25 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues; Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales.

As of March 31, 2016 and December 31, 2015, the Foundation owed Reach Media $630,000 and approximately $1.2 million, respectively under the agreement, for operations on the next cruise.

2.	ACQUISITIONS AND DISPOSITIONS:

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”), similar in operation to a local marketing agreement (“LMA”), whereby, we have made available, for a fee, air time on this station to another party. On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for its remaining station in Boston.  The TBA has a three-year term, and at the conclusion of the TBA, the Company’s remaining Boston station will be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC. As a result, that station’s radio broadcasting license was classified as a short-term other asset as of March 31, 2016, and December 31, 2015, and is being amortized through the anticipated conveyance date.

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

On April 17, 2015, the Company used the net proceeds from its issuance of its 2022 Notes, along with the 2015 Credit Facility and Comcast Note, to refinance certain indebtedness and finance the purchase of the membership interests of an affiliate of Comcast Corporation (“Comcast”) in TV One (the “Comcast Buyout”). In connection with the Comcast Buyout, the Company acquired all of Comcast’s membership interest in TV One for approximately $221.7 million which consisted of approximately $211.1 million in cash paid at closing with a subsequent favorable working capital adjustment of approximately $1.3 million and the issuance of the Comcast Note in the amount of approximately $11.9 million. As of April 17, 2015, the Company owned a 99.6% interest in TV One. The Comcast Buyout was treated as an equity transaction in accordance with ASC 810-45-23, as the Company already had control of TV One. TV One is now wholly-owned.

On November 12, 2015, the Company entered into a two-station LMA with Wilks Broadcasting Group for 95.5 FM-WZOH and 107.1 FM-WHOK. The stations are a variable interest entity (“VIE”) for which we were not the primary beneficiary based on the fact that we did not have the power to direct the activities of the VIE that most significantly impacted its economic performance. The Company also entered into an asset purchase agreement to acquire the stations. This acquisition doubles the size of the previously two-station urban music cluster in Columbus, Ohio. The Company completed the acquisition of the stations on February 3, 2016. Total consideration paid was approximately $2.0 million. The Company’s preliminary purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.9 million to radio broadcasting licenses, $957,000 to property and equipment, $84,000 to other intangible assets, offset by a lease liability of $909,000. The initial purchase price allocation is preliminarily based upon all information available to the Company at the present time and is subject to change. The Company continues to review the underlying assumptions and valuation techniques utilized to calculate the fair value of primarily the radio broadcasting licenses, property and equipment, and lease liability.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2016 or 2015.

Valuation of Goodwill

We did not identify any impairment indicators for the three months ended March 31, 2016 or 2015 at any of our four reportable segments.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Internet Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Net goodwill at March 31, 2016	$70,427	$14,354	$8,459	$165,044	$258,284

4.	INVESTMENTS:

The company liquidated its investment portfolio during 2015. Prior to liquidation of the portfolio, investments consisted primarily of corporate fixed maturity securities and mutual funds.

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

Three Months Ended March 31, 2015
(In thousands)

Proceeds from sales	$3,035
Gross realized gains	19
Gross realized losses	(121)

5.	LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
	(Unaudited)
	(In thousands)

2015 Credit Facility	$347,375	$348,250
9.25% Senior Subordinated Notes due February 2020	335,000	335,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	1,044,247	1,045,122
Less: current portion of long-term debt	3,500	3,500
Less: original issue discount and issuance costs	19,503	20,785
Long-term debt, net	$1,021,244	$1,020,837

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, that guarantee any of its new $350.0 million senior secured credit facility (the “2015 Credit Facility”) entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.11% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the three months ended March 31, 2016, the Company repaid $875,000 under the 2015 Credit Facility.

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

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, refinance the TV One Notes (as defined below), and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

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
▪ liens;
▪ sale of assets;
▪ payment of dividends; and
▪ mergers.

As of March 31, 2016, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of March 31, 2016, the Company had outstanding approximately $347.4 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended March 31, 2016 and 2015 was approximately $1.3 million and $1.2 million, respectively.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2016, the Company had letters of credit totaling $908,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 12.5%/15% Senior Subordinated Notes due May 2016 and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of March 31, 2016 and December 31, 2015, the Company had $335.0 million of 2020 Notes outstanding.

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

Comcast Note

The Company also has outstanding a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

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

Future scheduled minimum principal payments of debt as of March 31, 2016, are as follows:

	Comcast Note due April 2019	2015 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
April – December 2016	$—	$2,625	$—	$—	$2,625
2017	—	3,500	—	—	3,500
2018	—	341,250	—	—	341,250
2019	11,872	—	—	—	11,872
2020	—	—	335,000	—	335,000
2021 and thereafter	—	—	—	350,000	350,000
Total Debt	$11,872	$347,375	$335,000	$350,000	$1,044,247

6.	INCOME TAXES:

The Company recorded tax expense of approximately $1.8 million on a pre-tax loss from continuing operations of approximately $1.8 million for the three months ended March 31, 2016, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the three months ended March 31, 2016, in accordance with ASC 740-270, “Interim Reporting.”

As of March 31, 2016, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2016, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

7.	STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “December 2015 Repurchase Authorization”). Under the December 2015 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $3.5 million worth of its Class A and/or Class D common stock. On March 25, 2016, the Company’s Board of Directors reaffirmed the December 2015 Repurchase Authorization without any limitation on price. As of March 31, 2016, the Company had $3.4 million remaining under the authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee’s or other recipient’s tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended March 31, 2016, the Company executed a Stock Vest Tax Repurchase of 330,111 shares of Class D Common Stock in the amount of $568,000 at an average price of $1.72 per share. During the three months ended March 31, 2016, the Company did not repurchase any Class A common stock and repurchased 60,566 of Class D common stock in the amount of $81,000 at an average price of $1.34 per share. During the three months ended March 31, 2015, the Company did not repurchase any Class A common stock or Class D common stock.

Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, a further amendment to the Amended and Restated 2009 Stock Plan. This further amendment increased the authorized plan shares remaining available for grant to 8,250,000 shares of Class D common stock. As of March 31, 2016, 8,147,327 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended March 31, 2016 and 2015, was $772,000 and approximately $1.6 million, respectively.

The Company did not grant stock options during the three months ended March 31, 2016 and 2015, respectively.

Transactions and other information relating to stock options for the three months ended March 31, 2016, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,712,000	$2.06	5.20	$733,000
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	56,000	$3.27
Balance as of March 31, 2016	3,656,000	$2.04	4.96	$94,800
Vested and expected to vest at March 31, 2016	3,546,000	$2.03	4.83	$94,800
Unvested at March 31, 2016	756,000	$2.45	9.00	$—
Exercisable at March 31, 2016	2,900,000	$1.94	3.90	$94,800

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2016, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2016. This amount changes based on the fair market value of the Company’s stock. There were no options exercised and no options vested during the three months ended March 31, 2016 and 2015.

As of March 31, 2016, approximately $1.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 14 months. The stock option weighted-average fair value per share was $1.40 at March 31, 2016.

The Company did not grant shares of restricted stock during the three months ended March 31, 2016 and 2015. As noted above, during the year ended December 31, 2014, 2,424,000 restricted shares were issued to the Company’s Executives and other LTIP participants. During the years ended December 31, 2015 and 2014, respectively, 68,680 and 56,050 shares of restricted stock were issued to the Company’s non-executive directors as a part of their 2014 and 2015 compensation packages. Each of the five non-executive directors received 13,736 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2015. Each of the five non-executive directors received 11,210 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2014. Both of the grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2016, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2015	953,000	$2.76
Grants	—	$—
Vested	—	$—
Forfeited/cancelled/expired	22,000	$2.75
Unvested at March 31, 2016	931,000	$2.76

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2016, approximately $2.4 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 11 months.

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

Detailed segment data for the three months ended March 31, 2016 and 2015, is presented in the following tables:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$44,759	$44,969
Reach Media	10,970	10,707
Internet	5,420	5,744
Cable Television	49,483	45,733
Corporate/Eliminations/Other*	(1,544)	(1,390)
Consolidated	$109,088	$105,763

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$29,530	$31,535
Reach Media	8,784	8,701
Internet	5,212	5,710
Cable Television	30,976	29,789
Corporate/Eliminations/Other	7,096	5,347
Consolidated	$81,598	$81,082

Depreciation and Amortization:
Radio Broadcasting	$1,144	$1,156
Reach Media	42	263
Internet	444	640
Cable Television	6,553	6,504
Corporate/Eliminations/Other	499	525
Consolidated	$8,682	$9,088

Operating income (loss):
Radio Broadcasting	$14,085	$12,278
Reach Media	2,144	1,743
Internet	(236)	(606)
Cable Television	11,954	9,440
Corporate/Eliminations/Other	(9,139)	(7,262)
Consolidated	$18,808	$15,593

*	Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(282)	$(888)
Reach Media	(446)	(253)
Internet	(807)	(868)
TV One	(9)	—

Capital expenditures by segment are as follows:

Radio Broadcasting	$403	$2,183
Reach Media	117	176
Internet	462	404
Cable Television	108	46
Corporate/Eliminations/Other	159	115
Consolidated	$1,249	$2,924

	March 31, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$780,185	$781,022
Reach Media	41,522	36,989
Internet	17,196	18,427
Cable Television	441,276	445,660
Corporate/Eliminations/Other	62,611	64,426
Consolidated	$1,342,790	$1,346,524

9.	COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which will expire as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.6 million and $2.5 million during the three month periods ended March 31, 2016 and March 31, 2015, respectively. The Company does not anticipate any difficulties in renewing these agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2016, the Company had letters of credit totaling $908,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

As noted in our current report on From 8-K filed April 27, 2016 (the “April 27, 2016 8-K”), on April 21, 2016, the Company entered into a senior credit agreement governing an asset backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company.

At the Company’s election, the interest rate on borrowings under the ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the ABL Facility), plus (ii) the aggregate amount of all other reserves, if any, established by Administrative Agent.

All obligations under the ABL Facility are secured by first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, (iii) all other property which constitutes ABL Priority Collateral (as defined in the ABL Facility).  The obligations are also secured by all material subsidiaries of the Company.

The ABL Facility matures on the earliest of: the earlier to occur of (a) the date that is five (5) years from the effective date of the ABL Facility and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the "Term Loan Maturity Date" of the Company’s existing term loan, and (ii) the "Stated Maturity" of the Company’s existing notes.  As of the effective date of the ABL Facility, the "Term Loan Maturity Date" is December 31, 2018 and the "Stated Maturity" is April 15, 2022.

Finally, the ABL Facility is subject to the terms of the Intercreditor Agreement (as defined in the ABL Facility) by and among the Administrative Agent, the administrative agent for the secured parties under the Company’s term loan and the trustee and collateral trustee under the senior secured notes indenture.

A copy of the ABL Facility is attached as Exhibit 10.1 to the April 27, 2016 8-K. The above description of the material terms of the ABL Facility is qualified in its entirety by reference to such exhibit.

Since April 1, 2016, and through May 2, 2016, the Company repurchased 575,608 shares of Class D common stock in the amount of approximately $1.1 million at an average price of $1.86 per share.  As of May 2, 2016, the Company had approximately $2.3 million available under its repurchase authorizations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K, for the year ended December 31, 2015.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Three Months Ended March 31,
	2016	2015

Radio broadcasting segment	41.0%	42.5%

Reach Media segment	10.0%	10.1%

Internet segment	5.0%	5.4%

Cable television segment	45.4%	43.3%

Corporate/eliminations	(1.4)%	(1.3)%

The following chart shows net revenue generated from our core radio business as a percentage of consolidated net revenue. The downward trend is consistent with our strategic diversification strategy. In addition, it shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Three Months Ended March 31,
	2016	2015

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	41.0%	43.1%

Percentage of core radio business generated from local advertising	63.5%	64.6%

Percentage of core radio business generated from national advertising, including network advertising	33.7%	32.0%

National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$50,566	$51,284	$(718)	(1.4)%
Political Advertising	1,526	56	1,470	*
Digital Advertising	6,482	7,191	(709)	(9.9)
Cable Television Advertising	21,954	21,207	747	3.5
Cable Television Affiliate Fees	27,410	24,411	2,999	12.3
Event Revenues & Other	1,150	1,614	(464)	(28.7)
Net Revenue (as reported)	$109,088	$105,763	$3,325	3.1%

* Not meaningful

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

Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndicated radio shows, including the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website.  Additionally, Reach Media operates various other event-related activities.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except margin data)
		(As reclassified)

Net revenue	$109,088	$105,763
Station operating income	39,636	35,992
Station operating income margin	36.3%	34.0%
Consolidated net loss attributable to common stockholders	(3,947)	$(18,489)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
	(As reclassified)

Consolidated net loss attributable to common stockholders	$(3,947)	$(18,489)
Add back non-station operating income items included in consolidated net loss:
Interest income	(68)	(7)
Interest expense	20,638	19,245
Provision for income taxes	1,775	8,530
Corporate selling, general and administrative, excluding stock-based compensation	11,374	9,730
Stock-based compensation	772	1,581
Other income, net	(11)	(152)
Depreciation and amortization	8,682	9,088
Noncontrolling interests in income of subsidiaries	421	6,466
Station operating income	$39,636	$35,992

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(3,947)	$(18,489)
Add back non-station operating income items included in consolidated net loss:
Interest income	(68)	(7)
Interest expense	20,638	19,245
Provision for income taxes	1,775	8,530
Depreciation and amortization	8,682	9,088
EBITDA	$27,080	$18,367
Stock-based compensation	772	1,581
Other income, net	(11)	(152)
Noncontrolling interests in income of subsidiaries	421	6,466
Employment Agreement Award and incentive plan award expenses	2,239	368
Severance related costs*	231	475
Adjusted EBITDA	$30,732	$27,105

* The Company has modified the definition of Adjusted EBITDA during 2015 for the inclusion of severance related costs. All prior periods have been reclassified to conform to current period presentation.

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts. Where applicable, these financial statements have been identified as “As Reclassified.”

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 (In thousands)

	Three Months Ended March 31,
	2016	2015	Increase/(Decrease)
	(Unaudited)
		(As reclassified)

Statements of Operations:
Net revenue	$109,088	$105,763	$3,325	3.1%
Operating expenses:
Programming and technical, excluding stock-based compensation	34,003	34,457	(454)	(1.3)
Selling, general and administrative, excluding stock-based compensation	35,449	35,314	135	0.4
Corporate selling, general and administrative, excluding stock-based compensation	11,374	9,730	1,644	16.9
Stock-based compensation	772	1,581	(809)	(51.2)
Depreciation and amortization	8,682	9,088	(406)	(4.5)
Total operating expenses	90,280	90,170	110	0.1
Operating income	18,808	15,593	3,215	20.6
Interest income	68	7	61	871.4
Interest expense	20,638	19,245	1,393	7.2
Other income, net	(11)	(152)	(141)	(92.8)
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(1,751)	(3,493)	1,742	49.9
Provision for income taxes	1,775	8,530	(6,755)	(79.2)
Consolidated net loss	(3,526)	(12,023)	8,497	70.7
Net income attributable to noncontrolling interests	421	6,466	(6,045)	(93.5)
Net loss attributable to common stockholders	$(3,947)	$(18,489)	$14,542	78.7%

 Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2016	2015
$109,088	$105,763	$3,325	3.1%

During the three months ended March 31, 2016, we recognized approximately $109.1 million in net revenue compared to approximately $105.8 million during the same period in 2015. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment decreased 0.5% compared to the same period in 2015. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) increased 0.9% in total revenues. We experienced net revenue growth most significantly in our Charlotte, Cleveland, and Washington D.C. markets, with our Houston, Indianapolis and Philadelphia markets experiencing the most significant declines. We recognized approximately $49.5 million of revenue from our cable television segment during the three months ended March 31, 2016, compared to approximately $45.7 million for the same period in 2015, with increases in advertising sales and subscriber rates for certain affiliates. Net revenue from our Reach Media segment increased approximately $263,000 for the quarter ended March 31, 2016, compared to the same period in 2015. Our internet segment generated approximately $5.4 million in net revenue for the three months ended March 31, 2016, compared to approximately $5.7 million during 2015, a decrease of 5.6 % due to decreases in alliance revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2016	2015
$34,003	$34,457	$(454)	(1.3)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the period ended March 31, 2016, compared to the same period in 2015 is primarily due to a decrease in our internet segment due to a reduction in employee compensation and contract labor costs.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2016	2015
$35,449	$35,314	$135	0.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increased selling, general and administrative expenses for the three months ended March 31, 2016, compared to the same period in 2015 was primarily due to increases at our cable television and corporate segments, which was partially offset by decreases at our radio broadcasting and Reach Media segments.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2016	2015
$11,374	$9,730	$1,644	16.9%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2016	2015
$772	$1,581	$(809)	(51.2)%

The decrease in stock-based compensation for the three months ended March 31, 2016, compared to the same period in 2015 is primarily due to the vesting and cancellation of stock options for certain executive officers.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2016	2015
$8,682	$9,088	$(406)	(4.5)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2015, was due to the completion of useful lives for certain assets and the completion of amortization for certain intangible assets.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2016	2015
$20,638	$19,245	$1,393	7.2%

Interest expense increased to approximately $20.6 million for the three months ended March 31, 2016, compared to approximately $19.2 million for the same period in 2015. The primary driver of the increase in interest expense was higher debt balances, partially offset by lower interest rates.

Provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2016	2015
$1,775	$8,530	$(6,755)	(79.2)%

For the three months ended March 31, 2016, and 2015, the provision for income taxes was approximately $1.8 million and $8.5 million, respectively, primarily attributable to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. The decrease in tax provision was primarily due to the completion of tax amortization from previously acquired indefinite-lived intangible assets, which reduced the DTL and related deferred tax expense.

Noncontrolling interests in income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2016	2015
$421	$6,466	$(6,045)	(93.5)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to our increased ownership percentage of TV One, as TV One is now wholly-owned.

Other Data

Station operating income

Station operating income increased to approximately $39.6 million for the three months ended March 31, 2016, compared to approximately $36.0 million for the comparable period in 2015, an increase of approximately $3.6 million or 10.1%. The increase was primarily due to higher station operating income at our cable television and radio broadcasting segments. TV One generated approximately $21.0 million of station operating income during the quarter ended March 31, 2016, compared to $18.9 million during the quarter ended March 31, 2015, an increase of $2.1 million, with the increase primarily due to higher advertising sales and subscriber rates for certain affiliates. In addition, the radio broadcasting segment generated approximately $15.3 million of station operating income during the quarter ended March 31, 2016, compared to $13.5 million during the quarter ended March 31, 2015. The increase in station operating income in our radio broadcasting segment is primarily due to lower selling, general and administrative expenses.

Station operating income margin

Station operating income margin increased to 36.3% for the three months ended March 31, 2016, from 34.0% for the comparable period in 2015. The margin increase was primarily attributable to greater station operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, that guarantee any of its new $350.0 million senior secured credit facility (the “2015 Credit Facility”) entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.11% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the three months ended March 31, 2016, the Company repaid $875,000 under the 2015 Credit Facility.

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

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, refinance the TV One Notes (as defined below), and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

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
▪ liens;
▪ sale of assets;
▪ payment of dividends; and
▪ mergers.

As of March 31, 2016, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of March 31, 2016		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.72	x	1.25	x	0.47	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.86	x	5.85	x	0.99	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of March 31, 2016, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of March 31, 2016, the Company had outstanding approximately $347.4 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended March 31, 2016 and 2015 was approximately $1.3 million and $1.2 million, respectively.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2016, the Company had letters of credit totaling $908,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 12.5%/15% Senior Subordinated Notes due May 2016 and to pay the related accrued interest, premiums, fees and expenses associated therewith. As of March 31, 2016 and December 31, 2015, the Company had $335.0 million of 2020 Notes outstanding.

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

Comcast Note

The Company also has outstanding a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

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

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2016:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$336.4	5.11%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	332.0	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	344.5	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2016 and 2015, respectively:

	2016	2015
	(In thousands)
Net cash flows provided by operating activities	$10,164	$476
Net cash flows used in investing activities	$(3,249)	$(491)
Net cash flows used in financing activities	$(1,624)	$(6,727)

Net cash flows provided by operating activities were approximately $10.2 million and $476,000 for the three months ended March 31, 2016 and 2015, respectively. Net cash flow from operating activities for the three months ended March 31, 2016, increased from the prior year primarily because of improved collections of accounts receivable of approximately $3.6 million and a reduction in cash interest expense of approximately $5.1 million.

Net cash flows used in investing activities were approximately $3.2 million and $491,000 and for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $1.2 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively. Proceeds from sales of investment securities were approximately $3.0 million for the three months ended March 31, 2015, and purchases of investment securities were $602,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company paid approximately $2.0 million to complete the acquisition of our new Columbus stations.

Net cash flows used in financing activities were approximately $1.6 million and $6.7 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, we repaid $875,000 and $957,000, respectively, in outstanding debt. During the three months ended March 31, 2016 and 2015, respectively, we capitalized $100,000 and $423,000 of costs associated with our indebtedness. The amounts capitalized in 2016 relate to costs associated with our new line of credit arrangement. TV One paid approximately $5.3 million in dividends to noncontrolling interest shareholders for the quarter ended March 31, 2015. Finally, we repurchased $649,000 of our Class D Common Stock during the three months ended March 31, 2016.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2015, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2015.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2016, we had approximately $645.1 million in broadcast licenses and $258.3 million in goodwill, which totaled $903.4 million, and represented approximately 67.3% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three months ended March 31, 2016 and 2015.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2016 or 2015.

Valuation of Goodwill

We did not identify any impairment indicators for the three months ended March 31, 2016 or 2015 at any of our four reportable segments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its financial statements. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. The Company is currently evaluating the impact ASU 2016-10 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $100,000 of debt issuance costs associated with its new line of credit arrangement.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which relates to the accounting for employee share-based payments. This standard provides updated guidance for the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification on the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2015 Credit Facility in the amount of $350.0 million that matures on December 31, 2018. We also have outstanding $335.0 million in our 2020 Notes and we also have outstanding $350.0 million in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the agreement principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

 Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which will expire as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.6 million and $2.5 million, respectively, during the three month periods ended March 31, 2016 and March 31, 2015. The Company does not anticipate any difficulties in renewing these agreements.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 15 years.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2016:

	Payments Due by Period
Contractual Obligations	Remainder of 2016	2017	2018	2019	2020	2021 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$23,241	$30,988	$30.988	$30,988	$338,443	$–	$454,648
7.375% Senior Subordinated Notes(1)	19,359	25,813	25,813	25,813	25,813	383,341	505,952
Credit facilities(2)	16,044	21,130	358,700	–	–	–	395,874
Other operating contracts / agreements(3)	60,598	28,787	6,855	2,905	280	20,965	120,390
Operating lease obligations	8,307	11,069	7,373	6,545	5,821	19,342	58,457
Comcast Note	933	1,243	1,243	12,086	–	–	15,505
Total	$128,482	$119,030	$430,972	$78,337	$370,357	$423,648	$1,550,826

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes and secured notes outstanding as of March 31, 2016.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2016.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $76.4 million has not been recorded on the balance sheet as of March 31, 2016, as it does not meet recognition criteria. Approximately $31.5 million relates to certain commitments for content agreements for our cable television segment, approximately $25.8 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2016, the Company had letters of credit totaling $908,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Our exposure related to market risk has not changed materially since December 31, 2015.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2015 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson

Executive Vice President and

Chief Financial Officer

(Principal Accounting Officer)

May 6, 2016

