Form 10-Q
period 2016-06-30
RADIO ONE, INC.
filed 2016-08-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer   ☐     Accelerated filer   ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Class A Common Stock, $.001 Par Value	1,756,420
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	41,016,153

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic sluggishness and volatility, credit and equity market unpredictability, employment outlook uncertainties and continued fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to finance other strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets: Atlanta; Baltimore; Houston; and Washington, DC) that could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given fluctuations in the economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisition costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and new content distribution platforms and technologies;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2015.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In thousands, except share data)
		(As Reclassified)		(As Reclassified)

NET REVENUE	$122,719	$119,821	$231,807	$225,584
OPERATING EXPENSES:
Programming and technical	30,693	31,425	64,696	65,882
Selling, general and administrative, including stock-based compensation of $58 and $49, and $145 and $177, respectively	43,150	42,051	78,686	77,194
Corporate selling, general and administrative, including stock-based compensation of $707 and $1,149, and $1,392 and $2,602, respectively	12,585	12,578	24,644	24,060
Depreciation and amortization	8,572	8,980	17,254	18,068
Total operating expenses	95,000	95,034	185,280	185,204
Operating income	27,719	24,787	46,527	40,380
INTEREST INCOME	55	28	123	35
INTEREST EXPENSE	20,531	20,019	41,169	39,264
GAIN (LOSS) ON RETIREMENT OF DEBT	2,646	(7,091)	2,646	(7,091)
OTHER (INCOME) EXPENSE, net	(43)	437	(54)	285
Income (loss) before provision for income taxes and noncontrolling interests in income of subsidiaries	9,932	(2,732)	8,181	(6,225)
PROVISION FOR INCOME TAXES	2,183	9,942	3,958	18,472
CONSOLIDATED NET INCOME (LOSS)	7,749	(12,674)	4,223	(24,697)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	435	365	856	6,831
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,314	$(13,039)	$3,367	$(31,528)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.15	$(0.27)	$0.07	$(0.66)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.15	$(0.27)	$0.07	$(0.66)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,110,440	48,062,991	48,387,482	47,840,082
Diluted	49,279,142	48,062,991	49,561,381	47,840,082

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS )	$7,749	$(12,674)	$4,223	$(24,697)
NET CHANGE IN UNREALIZED (LOSS) GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	—	(1)	—	115
COMPREHENSIVE INCOME (LOSS )	7,749	(12,675)	4,223	(24,582)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	435	365	856	6,831
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,314	$(13,040)	$3,367	$(31,413)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,131	$67,376
Trade accounts receivable, net of allowance for doubtful accounts of $6,140 and $6,899, respectively	106,830	105,184
Prepaid expenses	7,269	7,650
Current portion of content assets	31,637	28,638
Other current assets	3,298	4,711
Total current assets	203,165	213,559
CONTENT ASSETS, net	74,545	48,244
PROPERTY AND EQUIPMENT, net	28,239	29,278
GOODWILL	258,284	258,284
RADIO BROADCASTING LICENSES	645,107	643,239
OTHER INTANGIBLE ASSETS, net	128,781	141,433
OTHER ASSETS	12,524	12,487
Total assets	$1,350,645	$1,346,524
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,923	$8,464
Accrued interest	16,704	17,366
Accrued compensation and related benefits	10,506	12,929
Current portion of content payables	24,821	14,998
Other current liabilities	25,148	26,149
Current portion of long-term debt	3,500	3,500
Total current liabilities	86,602	83,406
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	1,001,849	1,020,837
CONTENT PAYABLES, net of current portion	15,320	6,885
OTHER LONG-TERM LIABILITIES	32,723	29,034
DEFERRED TAX LIABILITIES, net	267,111	266,900
Total liabilities	1,403,605	1,407,062

REDEEMABLE NONCONTROLLING INTERESTS	12,431	11,286

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,780,420 and 2,103,907 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,611,571 and 42,096,641 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	41	42
Additional paid-in capital	983,376	983,847
Accumulated deficit	(1,048,816)	(1,055,721)
Total stockholders’ deficit	(65,391)	(71,824)
Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$1,350,645	$1,346,524

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’Deficit
	(In Thousands)
BALANCE, as of December 31, 2015	$—	$2	$3	$3	$42	$983,847	$(1,055,721)	$(71,824)
Consolidated net income	—	—	—	—	—	—	3,367	3,367
Tax impact of increased ownership of TV One	—	—	—	—	—	—	3,538	3,538
Repurchase of 966,285 shares of Class D common stock	—	—	—	—	(1)	(1,719)	—	(1,720)
Conversion of 323,487 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(289)	—	(289)
Stock-based compensation expense	—	—	—	—	—	1,537	—	1,537
BALANCE, as of June 30, 2016	$—	$2	$3	$3	$41	$983,376	$(1,048,816)	$(65,391)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$4,223	$(24,697)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	17,254	18,068
Amortization of debt financing costs	2,594	2,387
Amortization of content assets	23,404	23,221
Amortization of launch assets	40	1,457
Deferred income taxes	211	18,269
Stock-based compensation	1,537	2,779
(Gain) loss on retirement of debt	(2,646)	7,091
Tax impact of increased ownership of TV One	3,538	—
Effect of change in operating assets and liabilities:
Trade accounts receivable	(1,646)	(1,957)
Prepaid expenses and other current assets	1,004	2,471
Other assets	(37)	773
Accounts payable	(2,541)	(848)
Accrued interest	(662)	8,444
Accrued compensation and related benefits	(2,423)	1,398
Other liabilities	2,775	(1,083)
Payments for content assets	(34,446)	(29,645)
Net cash flows provided by operating activities	12,179	28,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,377)	(4,510)
Cost method investment	—	(5,000)
Purchase of additional membership interest in TV One	—	(209,864)
Proceeds from sales of investment securities	—	3,524
Purchases of investment securities	—	(591)
Acquisition of station and broadcasting assets	(2,000)	—
Net cash flows used in investing activities	(4,377)	(216,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium paid on repayment of long-term debt	—	(827)
Proceeds from 2015 Credit Facility	—	350,000
Proceeds from debt issuance	—	350,000
Repayment of 2020 Notes	(17,174)	—
Repurchase of common stock	(1,720)	(1,423)
Repayment of credit facility	(1,750)	(368,532)
Repayment of TV One senior secured notes	—	(119,000)
Debt refinancing costs and original issue discount	(403)	(23,480)
Payment of dividends to noncontrolling interest members of TV One	—	(5,739)
Net cash flows (used in) provided by financing activities	(21,047)	180,999
DECREASE IN CASH AND CASH EQUIVALENTS	(13,245)	(7,314)
CASH AND CASH EQUIVALENTS, beginning of period	67,376	67,781
CASH AND CASH EQUIVALENTS, end of period	$54,131	$60,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$39,236	$28,370
Income taxes, net	$457	$330

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable incurred as part of purchase of additional membership interest in TV One	$—	$11,872

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 56 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate as the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our ownership of TV One, LLC (“TV One”), an African-American targeted cable television network; our ownership of Interactive One, LLC (“Interactive One”), our wholly-owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind, News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente; and our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show. In May 2014, the Company agreed to invest a minimum of $5 million up to a maximum of $40 million in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. On April 10, 2015, the Company made its minimum $5 million investment and accounted for this investment on a cost basis. Upon completion of the project, currently anticipated to be in late 2016, we will make the remainder of this investment, which will further diversify our platform in the entertainment industry while still focusing on our core demographic.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K.

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

Financial instruments as of June 30, 2016, and December 31, 2015, consisted of cash and cash equivalents, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2016, and December 31, 2015, except for the Company’s outstanding senior subordinated notes, secured notes and senior secured credit facility. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $315.0 million as of June 30, 2016, and approximately $335.0 million as of December 31, 2015. The 2020 Notes had a fair value of approximately $283.5 million and $258.0 million as of June 30, 2016, and December 31, 2015, respectively. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million as of June 30, 2016, and December 31, 2015, and fair value of approximately $336.0 million and $311.5 million as of June 30, 2016, and December 31, 2015, respectively. The $350.0 million senior secured credit facility (the “2015 Credit Facility”) had a carrying value of approximately $346.5 million and $348.3 million as of June 30, 2016, and December 31, 2015, respectively, and fair value of approximately $344.8 million and $353.0 million as of June 30, 2016, and December 31, 2015, respectively. The fair values of the 2020 Notes, 2022 Notes and the 2015 Credit Facility, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of June 30, 2016, and December 31, 2015. The fair value of the Comcast Note was approximately $11.9 million as of June 30, 2016, and December 31, 2015. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. See Note 5 – Long-Term Debt for further description of our credit facilities and outstanding notes.

(d)	Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast, and the revenue is reported net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”.  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $7.3 million and $7.1 million for the three months ended June 30, 2016 and 2015, respectively. Agency and outside sales representative commissions were approximately $13.7 million and $13.6 million for the six months ended June 30, 2016 and 2015, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were $3.8 million and $3.6 million for the three months ended June 30, 2016 and 2015, respectively. Agency and outside sales representative commissions were approximately $8.0 million and $7.2 million for the six months ended June 30, 2016 and 2015, respectively.

(e)	Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Launch support amortization is recorded as a reduction to revenue. TV One did not incur any launch support fees during the six months ended June 30, 2016, or June 30, 2015. The weighted-average amortization period for launch support is approximately 9.3 years at each of June 30, 2016, and December 31, 2015. The remaining weighted-average amortization period for launch support is 8.4 years and 8.9 years as of June 30, 2016, and December 31, 2015, respectively. For the three and six months ended June 30, 2016, launch support asset amortization of $20,000 and $40,000, respectively, was recorded as a reduction to revenue. For the three and six months ended June 30, 2015, launch support asset amortization of $577,000 and approximately $1.5 million, respectively, was recorded as a reduction to revenue.

(f)	Barter Transactions

For barter transactions, the Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition”. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2016 and 2015, barter transaction revenues were $509,000 and $577,000, respectively. Additionally, for the three months ended June 30, 2016 and 2015, barter transaction costs were reflected in programming and technical expenses of $468,000 and $520,000, respectively, and selling, general and administrative expenses of $41,000 and $57,000, respectively. For each of the six months ended June 30, 2016 and 2015, barter transaction revenues were approximately $1.1 million. Additionally, for the six months ended June 30, 2016 and 2015, barter transaction costs were reflected in programming and technical expenses of approximately $1.0 million and $1.0 million, respectively, and selling, general and administrative expenses of $81,000 and $95,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
	(In Thousands)
Numerator:
Net income (loss) attributable to common stockholders	$7,314	$(13,039)	$3,367	$(31,528)
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	48,110,440	48,062,991	48,387,482	47,840,082
Effect of dilutive securities:
Stock options and restricted stock	1,168,702	—	1,173,899	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	49,279,142	48,062,991	49,561,381	47,840,082

Net income (loss) attributable to common stockholders per share – basic	$0.15	$(0.27)	$0.07	$(0.66)
Net income (loss) attributable to common stockholders per share –diluted	$0.15	$(0.27)	$0.07	$(0.66)

All stock options and restricted stock awards were excluded from the diluted calculation for the three and six months ended June 30, 2015, respectively, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(Unaudited)
	(In Thousands)
Stock options	3,367	3,367
Restricted stock awards	1,861	2,228

(h)	Fair Value Measurements

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

As of June 30, 2016, and December 31, 2015, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2016
Liabilities subject to fair value measurement:
Employment agreement award (a)	$25,294	$—	$—	$25,294

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$12,431	$—	$—	$12,431

As of December 31, 2015
Liabilities subject to fair value measurement:
Incentive award plan (c)	$1,506	$—	$—	$1,506
Employment agreement award (a)	20,915	—	—	20,915
Total	$22,421	$—	$—	$22,421

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$11,286	$—	$—	$11,286

(a)   Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award was triggered after the Company’s recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and payments are required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(b)   The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

(c)   Balance was measured based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis.

There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2016. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2016 and 2015, respectively:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2015	$1,506	$20,915	$11,286
Net income attributable to noncontrolling interests	—	—	856
Distribution	(1,480)	(423)	—
Change in fair value	(26)	4,802	289
Balance at June 30, 2016	$—	$25,294	$12,431

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$26	$(4,802)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2014	$1,044	$17,993	$10,836
Net income attributable to noncontrolling interests	—	—	778
Change in fair value	—	1,462	(391)
Balance at June 30, 2015	$1,044	$19,455	$11,223

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(1,462)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and six months ended June 30, 2016 and 2015.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of June 30, 2016	As of December 31, 2015	As of June 30, 2015
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	N/A	10.8%	10.4%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	N/A	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.5%	10.8%	10.4%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.0%	11.8%	12.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.5%	1.5%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the six months ended June 30, 2016 and 2015, and, therefore, were reported at carrying value as opposed to fair value.

(i)	Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its consolidated financial statements. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. The Company is currently evaluating the impact ASU 2016-10 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs were presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $403,000 of debt issuance costs for the six months ended June 30, 2016, associated with its new line of credit arrangement.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted ASU 2015-17 in the fourth quarter of 2015 on a retroactive basis and included the current portion of deferred tax liabilities within the noncurrent portion of deferred tax liabilities within our consolidated balance sheets. However, we did not adjust our prior period consolidated balance sheet as a result of the adoption of this ASU as the impact was immaterial.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is a new lease standard that amends lease accounting. ASU 2016-02 will require lessees to recognize a lease asset and lease liability for leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Acquired content is generally amortized based on the greater of usage of the program or term of the license.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the six months ended June 30, 2015. In evaluating its contracts for recoverability for the three and six months ended June 30, 2016, the Company recognized an impairment and recorded additional amortization expense of $0 and approximately $1.9 million, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives offered by state and local governments that are directly measured based on production activities are recorded as reductions in production costs.

(l)	Derivatives

The Company recognizes all derivatives at fair value in the consolidated balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation.

The Company has accounted for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at June 30, 2016, and December 31, 2015, to be approximately $25.3 million and $20.9 million, respectively, and accordingly, adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The current portion is calculated based on forecasted cash dividends to be received from TV One. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $2.5 million and $1.1 million for the three months ended June 30, 2016, and 2015, respectively, and was approximately $4.8 million and $1.5 million for the six months ended June 30, 2016, and 2015, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company’s recovery of the aggregate amount of its capital contribution in TV One and payments are only required upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new Employment Agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(m)	Related Party Transactions

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, as of June 30, 2016, the Foundation and Limited owed $4,000 and $2,000 to Reach Media, respectively. As of December 31, 2015, the Foundation and Limited owed $3,000 and $11,000 to Reach Media, respectively.

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

For the three and six months ended June 30, 2016, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $8.8 million, $7.8 million, and $1.0 million, respectively, and for the three and six months ended June 30, 2015, approximately $8.7 million, $7.5 million, and $1.2 million, respectively. The Fantastic Voyage took place during the second quarters of both 2016 and 2015. As of June 30, 2016 and December 31, 2015, the Foundation owed Reach Media approximately $133,000 and approximately $1.2 million, respectively under the agreement, for operations on the next cruise.

2.  ACQUISITIONS AND DISPOSITIONS:

As of June 2011, our sole Boston radio station was made the subject of a time brokerage agreement (“TBA”), similar in operation to a local marketing agreement (“LMA”), whereby, we have made available, for a fee, air time on this station to another party. On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for the station.  The TBA has a three-year term, and, at the conclusion of the TBA, the station will be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC. As a result, the station’s radio broadcasting license was classified as a short-term other asset as of June 30, 2016, and December 31, 2015, and is being amortized through the anticipated conveyance date.

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

On April 17, 2015, the Company used the net proceeds from its issuance of its 2022 Notes, along with the 2015 Credit Facility and Comcast Note, to refinance certain indebtedness and finance the purchase of all the membership interests of an affiliate of Comcast Corporation (“Comcast”) in TV One (the “Comcast Buyout”). In connection with the Comcast Buyout, the Company acquired all of Comcast’s membership interest in TV One for approximately $221.7 million which consisted of approximately $211.1 million in cash paid at closing with a subsequent favorable working capital adjustment of approximately $1.3 million and the issuance of the Comcast Note in the amount of approximately $11.9 million. As of April 17, 2015, the Company owned a 99.6% interest in TV One. The Comcast Buyout was treated as an equity transaction in accordance with ASC 810-45-23, as the Company already had control of TV One. TV One is now wholly-owned, as it has redeemed all management interests that were outstanding.

On November 12, 2015, the Company entered into a two-station LMA with Wilks Broadcasting Group for 95.5 FM-WZOH and 107.1 FM-WHOK. While under the LMA, the stations were a variable interest entity (“VIE”) for which we were not the primary beneficiary based on the fact that we did not have the power to direct the activities of the VIE that most significantly impacted its economic performance. The Company also entered into an asset purchase agreement to acquire the stations. This acquisition doubled the size of the previously two-station urban music cluster in Columbus, Ohio. The Company completed the acquisition of the stations on February 3, 2016, and as a result of the acquisition, the stations are no longer treated as a VIE. Total consideration paid was approximately $2.0 million. The Company’s preliminary purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.9 million to radio broadcasting licenses, $957,000 to property and equipment, $84,000 to other intangible assets, offset by a lease liability of $909,000. The initial purchase price allocation is preliminarily based upon all information available to the Company at the present time and is subject to change. The Company continues to review the underlying assumptions and valuation techniques utilized to calculate the fair value of primarily the radio broadcasting licenses, property and equipment, and lease liability.

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

Valuation of Broadcasting Licenses

During the second quarter of 2016, the total market revenue growth for certain markets in which we operate was below that used in our 2015 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2016. There was no impairment identified as part of this testing. During the second quarter of 2015, the total market revenue growth for certain markets in which we operate was below that used in our 2014 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended June 30, 2016 and 2015.

Radio Broadcasting	June 30,	June 30,
Licenses	2016 (a)	2015 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	0.3% – 0.5%	0.3% – 0.9%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.0%	1.0% – 2.0%
Mature Market Share Range	8.9% – 14.2%	6.9% – 25.2%
Operating Profit Margin Range	31.3% – 34.1%	30.9% – 48.5%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

We did not identify any impairment indicators for the three or six months ended June 30, 2016 at any of our four reportable segments. During the second quarter of 2015, we identified an impairment indicator at one of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2015. No goodwill impairment was identified during the six months ended June 30, 2015. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended June 30, 2015.

Goodwill (Radio Market	June 30,
Reporting Units)	2015 (a)

Pre-tax impairment charge (in millions)	$–

Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	0.7%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	2.0%
Mature Market Share Range	7.4%
Operating Profit Margin Range	37.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments:

	Radio Broadcasting Segment	Reach Media Segment	Internet Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Net goodwill at December 31, 2015 and June 30, 2016	$70,427	$14,354	$8,459	$165,044	$258,284

4.  INVESTMENTS:

The company liquidated its investment portfolio during 2015. Prior to liquidation of the portfolio, investments consisted primarily of corporate fixed maturity securities and mutual funds.

Debt securities were classified as “available-for-sale” and reported at fair value. Investment income was recognized when earned and reported net of investment expenses. Unrealized gains and losses were excluded from earnings and were reported as a separate component of accumulated other comprehensive income (loss) until realized, unless the losses were deemed to be other than temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, were included in the statements of operations. For purposes of computing realized gains and losses, the specific-identification method of determining cost was used.

Available-for-sale securities were sold as follows:

Six Months Ended June 30, 2015
(In thousands)

Proceeds from sales	$3,524
Gross realized gains	19
Gross realized losses	(133)

5.  LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands)

2015 Credit Facility	$346,500	$348,250
9.25% Senior Subordinated Notes due February 2020	315,000	335,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	1,023,372	1,045,122
Less: current portion of long-term debt	3,500	3,500
Less: original issue discount and issuance costs	18,023	20,785
Long-term debt, net	$1,001,849	$1,020,837

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due in April 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, that guarantee any of its new $350.0 million senior secured credit facility (the “2015 Credit Facility”) entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.14% for the three months ended June 30, 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the three and six months ended June 30, 2016, the Company repaid $875,000 and approximately $1.8 million, respectively, under the 2015 Credit Facility.

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

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, refinance the TV One Notes (as defined below), finance the buyout of membership interests of Comcast in TV One and to pay the related accrued interest, premiums, fees and expenses associated therewith.

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

 (c)   limitations on:

▪ liens;
▪ sale of assets;
▪ payment of dividends; and
▪ mergers.

As of June 30, 2016, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of June 30, 2016, the Company had outstanding approximately $346.5 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended June 30, 2016 and 2015 was approximately $1.3 million and $1.2 million, respectively. The amount of deferred financing costs included in interest expense for the six months ended June 30, 2016 and 2015 was approximately $2.6 million and $2.4 million, respectively.

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

On January 21, 2015, the Company entered into a second amendment to the 2011 Credit Agreement (the “Second Amendment”) with its lenders.  The provisions of the 2011 Credit Agreement relating to the call premium were revised by the Second Amendment to extend the call protection from April 1, 2015, until maturity.  The Second Amendment provided a call premium of 101.5% if the 2011 Credit Agreement were refinanced with proceeds from a notes offering and 100.5% if the 2011 Credit Agreement was refinanced with proceeds from any other repayment, including proceeds from a new term loan. The call premium was payable at the earlier of any refinancing or final maturity.

The 2011 Credit Agreement, as amended, contained affirmative and negative covenants with which the Company was required to comply, including financial covenants. In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios did not include the operating results or related debt of TV One, but rather included our proportionate share of cash dividends received from TV One for periods presented.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans was payable quarterly and interest on LIBOR loans was payable monthly or quarterly. The base rate was equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the one-month LIBOR Rate plus 1.00%.  The applicable margin on the 2011 Credit Agreement was between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for the first quarter of 2015 prior to the refinancing. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December.

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2016, the Company had letters of credit totaling $908,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 12.5%/15% Senior Subordinated Notes due May 2016 and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of June 30, 2016, and December 31, 2015, the Company had $315.0 million and $335.0 million, respectively, of 2020 Notes outstanding.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011 (“TV One Notes”). The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes accrued interest at 10.0% per annum, which was payable monthly, and the entire principal amount was due on March 15, 2016. In connection with the closing of the financing transactions on April 17, 2015, the TV One Notes were repaid.

Comcast Note

The Company also has outstanding a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of June 30, 2016, the Company does not have any borrowings outstanding on its ABL Facility.

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

Future scheduled minimum principal payments of debt as of June 30, 2016, are as follows:

	Comcast Note due April 2019	2015 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
July – December 2016	$—	$1,750	$—	$—	$1,750
2017	—	3,500	—	—	3,500
2018	—	341,250	—	—	341,250
2019	11,872	—	—	—	11,872
2020	—	—	315,000	—	315,000
2021 and thereafter	—	—	—	350,000	350,000
Total Debt	$11,872	$346,500	$315,000	$350,000	$1,023,372

6.  INCOME TAXES:

The Company recorded tax expense of approximately $4.0 million on pre-tax income from continuing operations of approximately $8.2 million for the six months ended June 30, 2016, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the six months ended June 30, 2016, in accordance with ASC 740-270, “Interim Reporting.”

As of June 30, 2016, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2016, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

7.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “December 2015 Repurchase Authorization”). Under the December 2015 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $3.5 million worth of its Class A and/or Class D common stock. On March 25, 2016, the Company’s Board of Directors reaffirmed the December 2015 Repurchase Authorization without any limitation on price. As of June 30, 2016, the Company had approximately $2.3 million remaining under the authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee’s or other recipient’s tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the six months ended June 30, 2016, the Company executed a Stock Vest Tax Repurchase of 330,111 shares of Class D Common Stock in the amount of $568,000 at an average price of $1.72 per share. During the three months ended June 30, 2016, the Company did not repurchase any Class A common stock and repurchased 575,608 shares of Class D common stock in the amount of approximately $1.1 million at an average price of $1.86 per share. During the six months ended June 30, 2016, the Company did not repurchase any Class A common stock and repurchased 636,174 shares of Class D common stock in the amount of approximately $1.2 million at an average price of $1.81 per share. During the three and six months ended June 30, 2015, the Company did not repurchase any Class A Common Stock and executed a Stock Vest Tax Repurchase of 345,293 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $4.12 per share.

Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, a further amendment to the Amended and Restated 2009 Stock Plan. This further amendment increased the authorized plan shares remaining available for grant to 8,250,000 shares of Class D common stock. As of June 30, 2016, 8,012,932 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended June 30, 2016 and 2015, was $765,000 and approximately $1.2 million, respectively, and for the six months ended June 30, 2016 and 2015, was approximately $1.5 million and $2.8 million, respectively.

The Company did not grant stock options during the six months ended June 30, 2016 or 2015.

Transactions and other information relating to stock options for the six months ended June 30, 2016, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,712,000	$2.06	5.20	$733,000
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(12,000)	$10.66
Balance as of June 30, 2016	3,700,000	$2.03	4.72	$4,712,000
Vested and expected to vest at June 30, 2016	3,589,000	$2.02	4.60	$4,632,000
Unvested at June 30, 2016	756,000	$2.45	8.75	$562,000
Exercisable at June 30, 2016	2,944,000	$1.93	3.68	$4,151,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended June 30, 2016, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2016. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and six months ended June 30, 2016. There were no options that vested during the three and six months ended June 30, 2016. There were no options exercised during the three and six months ended June 30, 2015. The number of options that vested during the three and six months ended June 30, 2015, were 293,338.

As of June 30, 2016, approximately $1.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 10.6 months. The stock option weighted-average fair value per share was $1.39 at June 30, 2016.

The Company granted 157,728 shares of restricted stock during the three and six months ended June 30, 2016. The Company granted 68,680 shares of restricted stock during the three and six months ended June 30, 2015. Each of the four non-executive directors received 18,182 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2016. Each of the five non-executive directors received 13,736 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2015. As noted above, during the year ended December 31, 2014, 2,424,000 restricted shares were issued to the Company’s Executives and other LTIP participants. During the years ended December 31, 2015 and 2014, respectively, 68,680 and 56,050 shares of restricted stock were issued to the Company’s non-executive directors as a part of their 2014 and 2015 compensation packages. All of the restricted stock grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2016, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2015	953,000	$2.76
Grants	158,000	$2.07
Vested	(50,000)	$4.01
Forfeited/cancelled/expired	(45,000)	$2.75
Unvested at June 30, 2016	1,016,000	$2.82

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2016, approximately $1.7 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 9.8 months.

8.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities and operations of other syndicated shows. The internet segment includes the results of our online business, including the operations of Interactive One. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the three and six months ended June 30, 2016 and 2015, is presented in the following tables:

	Three Months Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$53,135	$53,243
Reach Media	18,829	18,315
Internet	4,874	4,516
Cable Television	47,553	45,594
Corporate/Eliminations*	(1,672)	(1,847)
Consolidated	$122,719	$119,821

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$31,465	$33,513
Reach Media	16,609	16,278
Internet	5,118	5,205
Cable Television	26,316	25,572
Corporate/Eliminations	6,920	5,486
Consolidated	$86,428	$86,054

Depreciation and Amortization:
Radio Broadcasting	$1,077	$1,169
Reach Media	47	268
Internet	438	473
Cable Television	6,552	6,542
Corporate/Eliminations	458	528
Consolidated	$8,572	$8,980

Operating income (loss):
Radio Broadcasting	$20,593	$18,561
Reach Media	2,173	1,769
Internet	(682)	(1,162)
Cable Television	14,685	13,480
Corporate/Eliminations	(9,050)	(7,861)
Consolidated	$27,719	$24,787

* Includes Corporate network revenue in 2015. Intercompany revenue included in segment net revenues above is as follows:

Radio Broadcasting	$(311)	$(1,019)
Reach Media	(405)	(506)
Internet	(954)	(942)
TV One	(2)	—

Capital expenditures by segment are as follows:

Radio Broadcasting	$473	$953
Reach Media	106	46
Internet	254	387
Cable Television	33	74
Corporate/Eliminations	262	126
Consolidated	$1,128	$1,586

	June 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$785,897	$781,022
Reach Media	39,330	36,989
Internet	16,892	18,427
Cable Television	463,025	445,660
Corporate/Eliminations	45,501	64,426
Consolidated	$1,350,645	$1,346,524

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$97,894	$98,212
Reach Media	29,798	29,022
Internet	10,294	10,260
Cable Television	97,036	91,327
Corporate/Eliminations	(3,215)	(3,237)
Consolidated	$231,807	$225,584

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$60,995	$65,048
Reach Media	25,393	24,980
Internet	10,331	10,915
Cable Television	57,291	55,361
Corporate/Eliminations	14,016	10,832
Consolidated	$168,026	$167,136

Depreciation and Amortization:
Radio Broadcasting	$2,221	$2,325
Reach Media	89	532
Internet	881	1,112
Cable Television	13,105	13,046
Corporate/Eliminations	958	1,053
Consolidated	$17,254	$18,068

Operating income (loss):
Radio Broadcasting	$34,678	$30,839
Reach Media	4,316	3,510
Internet	(918)	(1,767)
Cable Television	26,640	22,920
Corporate/Eliminations	(18,189)	(15,122)
Consolidated	$46,527	$40,380

* Includes Corporate network revenue in 2015. Intercompany revenue included in segment net revenues above is as follows:

Radio Broadcasting	$(592)	$(1,907)
Reach Media	(852)	(759)
Internet	(1,761)	(1,810)
TV One	(10)	—

Capital expenditures by segment are as follows:

Radio Broadcasting	$1,834	$3,136
Reach Media	222	222
Internet	716	791
Cable Television	141	120
Corporate/Eliminations	421	241
Consolidated	$3,334	$4,510

9. COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which will expire as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.6 million and $2.5 million for the three month periods ended June 30, 2016 and 2015, respectively, and approximately $5.1 million and $5.0 million for the six month periods ended June 30, 2016 and 2015, respectively. The Company does not anticipate any difficulties in renewing these agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2016, the Company had letters of credit totaling $908,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

10.  SUBSEQUENT EVENTS:

Since July 1, 2016, and through August 5, 2016, the Company repurchased 619,418 shares of Class D common stock in the amount of approximately $1.9 million at an average price of $3.01 per share.  As of August 5, 2016, the Company had $483,000 available under its repurchase authorizations.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015

Radio broadcasting segment	43.3%	44.4%	42.2%	43.5%

Reach Media segment	15.3%	15.3%	12.9%	12.9%

Internet segment	4.0%	3.8%	4.4%	4.5%

Cable television segment	38.7%	38.0%	41.9%	40.5%

Corporate/eliminations	(1.3)%	(1.5)%	(1.4)%	(1.4)%

The following chart shows net revenue generated from our core radio business as a percentage of consolidated net revenue. The downward trend is consistent with our strategic diversification strategy. In addition, it shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	43.3%	45.0%	42.2%	44.1%

Percentage of core radio business generated from local advertising	59.9%	60.2%	61.6%	62.2%

Percentage of core radio business generated from national advertising, including network advertising	33.2%	30.7%	33.4%	30.8%

National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$56,068	$55,298	$770	1.4%
Political Advertising	852	449	403	89.8
Digital Advertising	6,027	5,811	216	3.7
Cable Television Advertising	20,170	20,608	(438)	(2.1)
Cable Television Affiliate Fees	27,403	24,975	2,428	9.7
Event Revenues & Other	12,199	12,680	(481)	(3.8)
Net Revenue (as reported)	$122,719	$119,821	$2,898	2.4%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$106,634	$106,582	$52	0.0%
Political Advertising	2,379	505	1,874	371.1
Digital Advertising	12,509	13,002	(493)	(3.8)
Cable Television Advertising	42,123	41,815	308	0.7
Cable Television Affiliate Fees	54,813	49,386	5,427	11.0
Event Revenues & Other	13,349	14,294	(945)	(6.6)
Net Revenue (as reported)	$231,807	$225,584	$6,223	2.8%

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

Expenses

Our significant expenses are: (i) employee salaries and commissions; (ii) programming expenses; (iii) marketing and promotional expenses; (iv) rental of premises for office facilities and studios; (v) rental of transmission tower space; (vi) music license royalty fees; and (vii) content amortization. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and, in certain markets, the programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies. In addition to salaries and commissions, major expenses for our internet business include membership traffic acquisition costs, software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with internet service provider (“ISP”) hosting services and other internet content delivery expenses. Major expenses for our cable television business include content acquisition and amortization, sales and marketing.

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, loss on retirement of debt, employment agreement and incentive plan award expenses, severance-related costs, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except margin data)
	(Unaudited)
	(As reclassified)		(As reclassified)

Net revenue	$122,719	$119,821	$231,807	$225,584
Station operating income	48,934	46,394	88,570	82,685
Station operating income margin	39.9%	38.7%	38.2%	36.7%
Consolidated net income (loss) attributable to common stockholders	$7,314	$(13,039)	$3,367	$(31,528)

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, unaudited)
	(As reclassified)		(As reclassified)

Consolidated net income (loss) attributable to common stockholders	$7,314	$(13,039)	$3,367	$(31,528)
Add back non-station operating income items included in consolidated net income (loss):
Interest income	(55)	(28)	(123)	(35)
Interest expense	20,531	20,019	41,169	39,264
Provision for income taxes	2,183	9,942	3,958	18,472
Corporate selling, general and administrative, excluding stock-based compensation	11,878	11,429	23,252	21,458
Stock-based compensation	765	1,198	1,537	2,779
(Gain) loss on retirement of debt	(2,646)	7,091	(2,646)	7,091
Other (income) expense, net	(43)	437	(54)	285
Depreciation and amortization	8,572	8,980	17,254	18,068
Noncontrolling interests in income of subsidiaries	435	365	856	6,831
Station operating income	$48,934	$46,394	$88,570	$82,685

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$7,314	$(13,039)	$3,367	$(31,528)
Add back non-station operating income items included in consolidated net income (loss):
Interest income	(55)	(28)	(123)	(35)
Interest expense	20,531	20,019	41,169	39,264
Provision for income taxes	2,183	9,942	3,958	18,472
Depreciation and amortization	8,572	8,980	17,254	18,068
EBITDA	$38,545	$25,874	$65,625	$44,241
Stock-based compensation	765	1,198	1,537	2,779
(Gain) loss on retirement of debt	(2,646)	7,091	(2,646)	7,091
Other (income) expense, net	(43)	437	(54)	285
Noncontrolling interests in income of subsidiaries	435	365	856	6,831
Employment Agreement Award and incentive plan award expenses	2,536	1,094	4,775	1,462
Severance-related costs*	341	370	573	845
Adjusted EBITDA	$39,933	$36,429	$70,666	$63,534

*	The Company has modified the definition of Adjusted EBITDA during 2015 for the inclusion of severance-related costs. All prior periods have been reclassified to conform to the current period presentation.

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts. Where applicable, these financial statements have been identified as “As Reclassified.”

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 (In thousands)

	Three Months Ended June 30,
	2016	2015	Increase/(Decrease)
	(Unaudited)
		(As reclassified)

Statements of Operations:
Net revenue	$122,719	$119,821	$2,898	2.4%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,693	31,425	(732)	(2.3)
Selling, general and administrative, excluding stock-based compensation	43,092	42,002	1,090	2.6
Corporate selling, general and administrative, excluding stock-based compensation	11,878	11,429	449	3.9
Stock-based compensation	765	1,198	(433)	(36.1)
Depreciation and amortization	8,572	8,980	(408)	(4.5)
Total operating expenses	95,000	95,034	(34)	(0.0)
Operating income	27,719	24,787	2,932	11.8
Interest income	55	28	27	96.4
Interest expense	20,531	20,019	512	2.6
Gain (loss) on retirement of debt	2,646	(7,091)	9,737	137.3
Other (income) expense, net	(43)	437	480	109.8
Income (loss) before provision for income taxes and noncontrolling interests in income of subsidiaries	9,932	(2,732)	12,664	463.5
Provision for income taxes	2,183	9,942	(7,759)	(78.0)
Consolidated net income (loss)	7,749	(12,674)	20,423	161.1
Net income attributable to noncontrolling interests	435	365	70	19.2
Net income (loss) attributable to common stockholders	$7,314	$(13,039)	$20,353	156.1%

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$122,719	$119,821	$2,898	2.4%

During the three months ended June 30, 2016, we recognized approximately $122.7 million in net revenue compared to approximately $119.8 million during the same period in 2015. These amounts are net of agency and outside sales representative commissions, which were approximately $7.3 million during the three months ended June 30, 2016, compared to approximately $7.1 million for the comparable period in 2015. Net revenues from our radio broadcasting segment for the quarter ended June 30, 2016, decreased 0.2% from the same period in 2015. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) increased 0.1% in total revenues. We experienced net revenue growth in eight of our radio markets (most significantly in Washington D.C., Charlotte and Cleveland); however, this growth was offset by declines in other markets (with Columbus, Philadelphia, Houston and Detroit experiencing the most significant declines). Reach Media’s net revenues increased 2.8% in the second quarter 2016, compared to the same period in 2015. The “Tom Joyner Fantastic Voyage” took place during the second quarters of 2016 and 2015 and generated revenue of approximately $8.8 million and $8.7 million, respectively for Reach Media. We recognized approximately $47.6 million of revenue from our cable television segment during the three months ended June 30, 2016, compared to approximately $45.6 million for the same period in 2015, the increase was primarily from an increase in subscriber rates for certain affiliates. Finally, net revenues for our internet business increased 7.9% for the three months ended June 30, 2016, compared to the same period in 2015 due to an increase in direct sales.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$30,693	$31,425	$(732)	(2.3)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses was primarily driven by our cable television segment, mostly due to lower payroll costs.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$43,092	$42,002	$1,090	2.6%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increased expense for the three months ended June 30, 2016, compared to the same period in 2015 was primarily driven by our cable television segment which incurred higher marketing and promotional expenses related to advertising and promoting new programs, which was partially offset by a decrease in selling, general and administrative expenses at our radio broadcasting segment due to lower research expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$11,878	$11,429	$449	3.9%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The net increase in corporate expenses was due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement. This increase was partially offset by a decrease in our cable television segment due to a decrease in the allowance for doubtful accounts.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$765	$1,198	$(433)	(36.1)%

The decrease in stock-based compensation for the three months ended June 30, 2016, compared to the same period in 2015 is primarily due to the vesting and cancellation of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$8,572	$8,980	$(408)	(4.5)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2016, was due to the completion of useful lives for certain assets and the completion of amortization for certain intangible assets.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$20,531	$20,019	$512	2.6%

Interest expense increased to approximately $20.5 million for the three months ended June 30, 2016, compared to approximately $20.0 million for the same period in 2015. The primary driver of the increase in interest expense was higher debt balances, partially offset by lower interest rates.

Gain (loss) on retirement of debt

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$2,646	$(7,091)	$9,737	137.3%

The gain on retirement of debt for the three months ended June 30, 2016, was due to the redemption of approximately $20 million of our 2020 Notes at a discount. The loss on retirement of debt of approximately $7.1 million for the three months ended June 30, 2015, was due to the retirement of the 2011 Credit Agreement, as amended, and payoff of the TV One Notes during the second quarter. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

Provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$2,183	$9,942	$(7,759)	(78.0)%

For the three months ended June 30, 2016 and 2015, the provision for income taxes was approximately $2.2 million and $9.9 million, respectively, primarily related to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. The change in taxes was primarily due to the completion of tax amortization from previously acquired indefinite-lived intangible assets.

Noncontrolling interests in income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2016	2015
$435	$365	$70	19.2%

The increase in noncontrolling interests in income of subsidiaries was due to greater net income generated by Reach Media.

Other Data

Station operating income

Station operating income increased to approximately $48.9 million for the three months ended June 30, 2016, compared to approximately $46.4 million for the comparable period in 2015, an increase of $2.5 million or 5.5%. Our radio broadcasting segment generated approximately $21.7 million of station operating income during the quarter ended June 30, 2016, compared to $19.8 million during the quarter ended June 30, 2015, primarily attributable to lower selling, general and administrative expenses, due to lower research expenses.

Station operating income margin

Station operating income margin increased to 39.9% for the three months ended June 30, 2016, from 38.7% for the comparable period in 2015. The margin increase was primarily attributable to our radio broadcasting segment’s higher station operating margin of 40.9% for the three months ended June 30, 2016, compared to 37.1% for the three months ended June 30, 2015, primarily due to lower selling, general and administrative expenses as noted above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015 (In thousands)

	Six Months Ended June 30,
	2016	2015	Increase/(Decrease)
	(Unaudited)
		(As reclassified)

Statements of Operations:
Net revenue	$231,807	$225,584	$6,223	2.8%
Operating expenses:
Programming and technical, excluding stock-based compensation	64,696	65,882	(1,186)	(1.8)
Selling, general and administrative, excluding stock-based compensation	78,541	77,017	1,524	2.0
Corporate selling, general and administrative, excluding stock-based compensation	23,252	21,458	1,794	8.4
Stock-based compensation	1,537	2,779	(1,242)	(44.7)
Depreciation and amortization	17,254	18,068	(814)	(4.5)
Total operating expenses	185,280	185,204	76	0.0
Operating income	46,527	40,380	6,147	15.2
Interest income	123	35	88	251.4
Interest expense	41,169	39,264	1,905	4.9
Gain (loss) on retirement of debt	2,646	(7,091)	9,737	137.3
Other (income) expense, net	(54)	285	339	118.9
Income (loss) before provision for income taxes, and noncontrolling interests in income of subsidiaries	8,181	(6,225)	14,406	231.4
Provision for income taxes	3,958	18,472	(14,514)	(78.6)
Consolidated net income (loss)	4,223	(24,697)	28,920	117.1
Net income attributable to noncontrolling interests	856	6,831	(5,975)	(87.5)
Net income (loss) attributable to common stockholders	$3,367	$(31,528)	$34,895	110.7%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$231,807	$225,584	$6,223	2.8%

During the six months ended June 30, 2016, we recognized approximately $231.8 million in net revenue compared to approximately $225.6 million during the same period in 2015. These amounts are net of agency and outside sales representative commissions, which were approximately $13.7 million during the six months ended June 30, 2016, compared to approximately $13.6 million during the same period in 2015. Net revenues from our radio broadcasting segment for the six months ended June 30, 2016, decreased 0.3% from the same period in 2015. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 0.5% in total revenues. We experienced net revenue growth in certain markets (most significantly in our Charlotte, Cleveland and Washington, DC markets); however, this growth was offset by declines in other markets (with our Columbus, Houston, Indianapolis and Philadelphia markets experiencing the most significant net revenue declines). Reach Media’s net revenues increased 2.7% for the six months ended June 30, 2016, compared to the same period in 2015, due primarily to greater advertising demand. We recognized approximately $97.0 million and $91.3 million of revenue from our cable television segment during the six months ended June 30, 2016, and 2015, respectively, due primarily to an increase in rates for certain affiliates. Net revenue for our internet business was flat for the six months ended June 30, 2016, compared to the same period in 2015.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$64,696	$65,882	$(1,186)	(1.8)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decreased expense for the six months ended June 30, 2016, compared to the same period in 2015 is primarily due to minor decreases in our radio broadcasting, internet and cable television segments.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$78,541	$77,017	$1,524	2.0%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The majority of the increase in selling, general and administrative expenses is primarily driven by our cable television segment which was partially offset by a decrease at our radio broadcasting segments. Our cable television segment generated greater selling, general and administrative expenses to advertise and promote certain programs. Our radio broadcasting segment generated lower talent fees, contract labor, payroll and research expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$23,252	$21,458	$1,794	8.4%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the Employment Agreement Award element in his employment agreement. This increase was partially offset by a decrease in our cable television segment due to a decrease in the allowance for doubtful accounts.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$1,537	$2,779	$(1,242)	(44.7)%

The decrease in stock-based compensation for the six months ended June 30, 2016, compared to the same period in 2015 is primarily due to the vesting and cancellation of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$17,254	$18,068	$(814)	(4.5)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2016, was due to the completion of useful lives for certain assets and the completion of amortization for certain intangible assets.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$41,169	$39,264	$1,905	4.9%

Interest expense increased to approximately $41.2 million for the six months ended June 30, 2016, compared to approximately $39.2 million for the same period in 2015. The primary driver of the increase in interest expense was higher debt balances, partially offset by lower interest rates.

Gain (loss) on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$2,646	$(7,091)	$9,737	137.3%

The gain on retirement of debt for the six months ended June 30, 2016, was due to the redemption of approximately $20 million of our 2020 Notes at a discount. The loss on retirement of debt of approximately $7.1 million for the six months ended June 30, 2015, was due to the retirement of the 2011 Credit Agreement and payoff of the TV One Notes during the second quarter. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

Provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$3,958	$18,472	$(14,514)	(78.6)%

For the six months ended June 30, 2016 and 2015, the provision for income taxes was approximately $4.0 million and $18.5 million, respectively, primarily related to the DTL for indefinite-lived intangible assets. The decrease in the provision for income taxes was primarily due to the completion of tax amortization from previously acquired indefinite-lived intangible assets.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2016	2015
$856	$6,831	$(5,975)	(87.5)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to our increased ownership percentage of TV One, as TV One is now wholly-owned.

Other Data

Station operating income

Station operating income increased to approximately $88.6 million for the six months ended June 30, 2016, compared to approximately $82.7 million for the comparable period in 2015, an increase of $5.9 million or 7.1%. This increase was due to higher station operating income at our each of our segments, with the largest increases coming from our radio broadcasting and cable television segments. TV One generated approximately $45.1 million of station operating income during the six months ended June 30, 2016, compared to $42.4 million during the six months ended June 30, 2015, with the increase due primarily to increased affiliate revenues. The radio broadcasting segment generated approximately $37.0 million of station operating income during the six months ended June 30, 2016, compared to $33.3 million during the six months ended June 30, 2015, with the increase primarily attributable to lower selling, general and administrative expenses due to lower research costs.

Station operating income margin

Station operating income margin increased to 38.2% for the six months ended June 30, 2016, compared to 36.7% for the comparable period in 2015. The margin increase was primarily attributable to greater operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due in April 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, that guarantee any of its new $350.0 million senior secured credit facility (the “2015 Credit Facility”) entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.14% for the three months ended June 30, 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the three and six months ended June 30, 2016, the Company repaid $875,000 and approximately $1.8 million, respectively, under the 2015 Credit Facility.

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

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance its 2011 Credit Agreement, refinance the TV One Notes (as defined below), finance the buyout of membership interests of Comcast in TV One and to pay the related accrued interest, premiums, fees and expenses associated therewith.

The 2015 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.25 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior leverage ratio of no greater than:

▪	5.85 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(c)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

 As of June 30, 2016, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of June 30, 2016		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.78	x	1.25	x	0.53	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.91	x	5.85	x	0.94	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of June 30, 2016, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of June 30, 2016, the Company had outstanding approximately $346.5 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended June 30, 2016 and 2015 was approximately $1.3 million and $1.2 million, respectively. The amount of deferred financing costs included in interest expense for the six months ended June 30, 2016 and 2015 was approximately $2.6 million and $2.4 million, respectively.

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

On January 21, 2015, the Company entered into a second amendment to the 2011 Credit Agreement (the “Second Amendment”) with its lenders.  The provisions of the 2011 Credit Agreement relating to the call premium were revised by the Second Amendment to extend the call protection from April 1, 2015, until maturity.  The Second Amendment provided a call premium of 101.5% if the 2011 Credit Agreement were refinanced with proceeds from a notes offering and 100.5% if the 2011 Credit Agreement was refinanced with proceeds from any other repayment, including proceeds from a new term loan. The call premium was payable at the earlier of any refinancing or final maturity.

The 2011 Credit Agreement, as amended, contained affirmative and negative covenants with which the Company was required to comply, including financial covenants. In accordance with the 2011 Credit Agreement, as amended, the calculations for the ratios did not include the operating results or related debt of TV One, but rather included our proportionate share of cash dividends received from TV One for periods presented.

Under the terms of the 2011 Credit Agreement, as amended, interest on base rate loans was payable quarterly and interest on LIBOR loans was payable monthly or quarterly. The base rate was equal to the greater of: (i) the prime rate; (ii) the Federal Funds Effective Rate plus 0.50%; or (iii) the one-month LIBOR Rate plus 1.00%.  The applicable margin on the 2011 Credit Agreement was between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. The average interest rate was 7.50% for the first quarter of 2015 prior to the refinancing. Quarterly installments of 0.25%, or $957,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December.

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2016, the Company had letters of credit totaling $908,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 12.5%/15% Senior Subordinated Notes due May 2016 and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of June 30, 2016, and December 31, 2015, the Company had $315.0 million and $335.0 million, respectively, of 2020 Notes outstanding.

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

TV One Senior Secured Notes

TV One issued $119.0 million in senior secured notes on February 25, 2011 (“TV One Notes”). The proceeds from the notes were used to purchase equity interests from certain financial investors and TV One management. The notes accrued interest at 10.0% per annum, which was payable monthly, and the entire principal amount was due on March 15, 2016. In connection with the closing of the financing transactions on April 17, 2015, the TV One Notes were repaid.

Comcast Note

The Company also has outstanding a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019.

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of June 30, 2016, the Company does not have any borrowings outstanding on its ABL Facility.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2016:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$336.4	5.14%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	312.4	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	344.7	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2016 and 2015:

	2016	2015
	(In thousands)

Net cash flows provided by operating activities	$12,179	$28,128
Net cash flows used in investing activities	$(4,377)	$(216,441)
Net cash flows (used in) provided by financing activities	$(21,047)	$180,999

Net cash flows provided by operating activities were approximately $12.2 million and $28.1 million for the six months ended June 30, 2016 and 2015, respectively. Cash flows from operating activities for the six months ended June 30, 2016, decreased from the prior period primarily due to additional payments for content assets and higher cash interest expense.

 Net cash flows used in investing activities were approximately $4.4 million and $216.4 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $2.4 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively. Proceeds from sales of investment securities were approximately $3.5 million for the six months ended June 30, 2015 and purchases of investment securities were $591,000 for the six months ended June 30, 2015. During the six months ended June 30, 2015, the Company paid approximately $209.9 million to purchase the additional membership interest in TV One and paid approximately $5.0 million for the cost method investment in MGM. During the six months ended June 30, 2016, the Company paid approximately $2.0 million to complete the acquisition of our new Columbus stations.

Net cash flows used in financing activities were approximately $21.0 million for the six months ended June 30, 2016, and net cash flows provided by financing activities were approximately $181.0 million for the six months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, the Company repaid approximately $1.8 million and $368.5 million, respectively, in outstanding debt. During the six months ended June 30, 2016, the Company repurchased approximately $17.2 million of our 2020 Notes. In addition, during the six months ended June 30, 2015, the Company repaid approximately $119.0 million in TV One senior secured notes. During the six months ended June 30, 2015, we borrowed approximately $350.0 million in 7.375% Senior Secured Notes due 2022 and approximately $350.0 million in new 2015 Credit Facility. During the six months ended June 30, 2016 and 2015, respectively, we capitalized $403,000 and approximately $23.5 million of costs associated with our indebtedness. The amounts capitalized in 2016 relate to costs associated with our new line of credit arrangement. During the six months ended June 30, 2016 and 2015, respectively, we repurchased approximately $1.7 million and $1.4 million of our Class D Common Stock. TV One paid approximately $5.7 million in dividends to noncontrolling interest shareholders for the six months ended June 30, 2015. During the six months ended June 30, 2015, the Company paid a net premium of $827,000 associated with the call premium to refinance the credit facility.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2016, we had approximately $645.1 million in broadcast licenses and $258.3 million in goodwill, which totaled $903.4 million, and represented approximately 66.9% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the six months ended June 30, 2016 and 2015, respectively.

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

Valuation of Broadcasting Licenses

During the second quarter of 2016, the total market revenue growth for certain markets in which we operate was below that used in our 2015 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2016. There was no impairment identified as part of this testing. During the second quarter of 2015, the total market revenue growth for certain markets in which we operate was below that used in our 2014 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended June 30, 2016 and 2015, respectively.

Radio Broadcasting	June 30,	June 30,
Licenses	2016 (a)	2015 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	0.3% – 0.5%	0.3% – 0.9%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.0%	1.0% – 2.0%
Mature Market Share Range	8.9% – 14.2%	6.9% – 25.2%
Operating Profit Margin Range	31.3% – 34.1%	30.9% – 48.5%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

We did not identify any impairment indicators for the three or six months ended June 30, 2016 at any of our four reportable segments. During the second quarter of 2015, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2015. No goodwill impairment was identified during the six months ended June 30, 2015. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended June 30, 2015.

Goodwill (Radio Market	June 30,
Reporting Units)	2015(a)

Pre-tax impairment charge (in millions)	$–

Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	0.7%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	2.0%
Mature Market Share Range	7.4%
Operating Profit Margin Range	37.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its consolidated financial statements. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. The Company is currently evaluating the impact ASU 2016-10 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs were presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $403,000 of debt issuance costs for the six months ended June 30, 2016, associated with its new line of credit arrangement.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We early adopted ASU 2015-17 in the fourth quarter of 2015 on a retroactive basis and included the current portion of deferred tax liabilities within the noncurrent portion of deferred tax liabilities within our consolidated balance sheets. However, we did not adjust our prior period consolidated balance sheet as a result of the adoption of this ASU as the impact was immaterial.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is a new lease standard that amends lease accounting. ASU 2016-02 will require lessees to recognize a lease asset and lease liability for leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2015 Credit Facility in the amount of $350.0 million that matures on December 31, 2018. We also have outstanding $315.0 million in our 2020 Notes and we also have outstanding $350.0 million in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the agreement principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

Royalty Agreements

The Company has entered into fixed and variable fee music license agreements with performance rights organizations, which will expire as late as December 31, 2016. In connection with all performance rights organization agreements, including American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), the Company incurred expenses of approximately $2.6 million and $2.5 million for the three month periods ended June 30, 2016 and 2015, respectively, and approximately $5.1 million and $5.0 million for the six month periods ended June 30, 2016 and 2015, respectively. The Company does not anticipate any difficulties in renewing these agreements.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2016:

	Payments Due by Period
Contractual Obligations	Remainder of 2016	2017	2018	2019	2020	2021 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$14,569	$29,138	$29,138	$29,138	$318,238	$–	$420,221
7.375% Senior Subordinated Notes(1)	12,906	25,813	25,813	25,813	25,813	383,341	499,499
Credit facilities(2)	11,592	21,130	358,700	–	–	–	391,422
Other operating contracts / agreements(3)	54,510	46,944	19,286	16,109	13,606	79,619	230,074
Operating lease obligations	5,535	11,139	7,445	6,619	5,895	19,498	56,131
Comcast Note	622	1,243	1,243	12,086	–	–	15,194
Total	$99,734	$135,407	$441,625	$89,765	$363,552	$482,458	$1,612,541

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes and secured notes outstanding as of June 30, 2016.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2016.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $159.9 million has not been recorded on the balance sheet as of June 30, 2016, as it does not meet recognition criteria. Approximately $22.1 million relates to certain commitments for content agreements for our cable television segment, approximately $24.6 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2016, the Company had letters of credit totaling $908,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

August 8, 2016

