Form 10-Q
period 2016-09-30
RADIO ONE, INC.
filed 2016-11-04
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer   ☐     Accelerated filer   ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2016
Class A Common Stock, $.001 Par Value	1,718,099
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	41,054,474

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(In thousands, except share data)
		(As Reclassified)		(As Reclassified)

NET REVENUE	$110,856	$115,893	$342,663	$341,477
OPERATING EXPENSES:
Programming and technical	32,093	32,785	96,789	98,667
Selling, general and administrative, including stock-based compensation of $49 and $82, and $194 and $259, respectively	35,855	41,462	114,541	118,656
Corporate selling, general and administrative, including stock-based compensation of $733 and $934, and $2,125 and $3,536, respectively	9,906	11,732	34,550	35,792
Depreciation and amortization	8,469	8,277	25,723	26,345
Impairment of long-lived assets	—	14,545	—	14,545
Total operating expenses	86,323	108,801	271,603	294,005
Operating income	24,533	7,092	71,060	47,472
INTEREST INCOME	51	33	174	68
INTEREST EXPENSE	20,319	20,356	61,488	59,620
GAIN (LOSS) ON RETIREMENT OF DEBT	—	—	2,646	(7,091)
OTHER (INCOME) EXPENSE, net	(22)	(39)	(76)	246
Income (loss) before provision for income taxes and noncontrolling interests in income of subsidiaries	4,287	(13,192)	12,468	(19,417)
PROVISION FOR INCOME TAXES	4,307	4,439	8,265	22,911
CONSOLIDATED NET (LOSS) INCOME	(20)	(17,631)	4,203	(42,328)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	403	514	1,259	7,345
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(423)	$(18,145)	$2,944	$(49,673)

BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income attributable to common stockholders	$(0.01)	$(0.38)	$0.06	$(1.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,481,004	48,220,262	48,066,267	47,963,763
Diluted	47,481,004	48,220,262	49,240,165	47,963,763

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(In thousands)

CONSOLIDATED NET (LOSS) INCOME	$(20)	$(17,631)	$4,203	$(42,328)
NET CHANGE IN UNREALIZED GAIN ON INVESTMENT ACTIVITIES, NET OF TAX	—	—	—	115
COMPREHENSIVE (LOSS) INCOME	(20)	(17,631)	4,203	(42,213)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	403	514	1,259	7,345
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(423)	$(18,145)	$2,944	$(49,558)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,174	$67,376
Trade accounts receivable, net of allowance for doubtful accounts of $6,743 and $6,899, respectively	101,393	105,184
Prepaid expenses	7,484	7,650
Current portion of content assets	33,193	28,638
Other current assets	3,986	4,711
Total current assets	218,230	213,559
CONTENT ASSETS, net	75,453	48,244
PROPERTY AND EQUIPMENT, net	25,720	29,278
GOODWILL	258,284	258,284
RADIO BROADCASTING LICENSES	645,107	643,239
OTHER INTANGIBLE ASSETS, net	122,198	141,433
OTHER ASSETS	14,537	12,487
Total assets	$1,359,529	$1,346,524
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,003	$8,464
Accrued interest	15,886	17,366
Accrued compensation and related benefits	11,600	12,929
Current portion of content payables	24,401	14,998
Other current liabilities	28,462	26,149
Current portion of long-term debt	3,500	3,500
Total current liabilities	88,852	83,406
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	1,002,283	1,020,837
CONTENT PAYABLES, net of current portion	18,450	6,885
OTHER LONG-TERM LIABILITIES	33,000	29,034
DEFERRED TAX LIABILITIES, net	271,006	266,900
Total liabilities	1,413,591	1,407,062

REDEEMABLE NONCONTROLLING INTERESTS	12,004	11,286

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,733,189 and 2,103,907 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,039,384 and 42,096,641 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	41	42
Additional paid-in capital	983,124	983,847
Accumulated deficit	(1,049,239)	(1,055,721)
Total stockholders’ deficit	(66,066)	(71,824)
Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$1,359,529	$1,346,524

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	(In Thousands, except share data)
BALANCE, as of December 31, 2015	$—	$2	$3	$3	$42	$983,847	$(1,055,721)	$(71,824)
Consolidated net income attributable to common stockholders	—	—	—	—	—	—	2,944	2,944
Tax impact of increased ownership of TV One	—	—	—	—	—	—	3,538	3,538
Repurchase of 1,585,703 shares of Class D common stock	—	—	—	—	(1)	(3,583)	—	(3,584)
Conversion of 370,718 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	541	—	541
Stock-based compensation expense	—	—	—	—	—	2,319	—	2,319
BALANCE, as of September 30, 2016	$—	$2	$3	$3	$41	$983,124	$(1,049,239)	$(66,066)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$4,203	$(42,328)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	25,723	26,345
Amortization of debt financing costs	3,924	3,635
Amortization of content assets	36,076	36,270
Amortization of launch assets	61	2,050
Deferred income taxes	4,106	22,612
Impairment of long-lived assets	—	14,545
Stock-based compensation	2,319	3,795
(Gain) loss on retirement of debt	(2,646)	7,091
Tax impact of increased ownership of TV One	3,538	—
Effect of change in operating assets and liabilities:
Trade accounts receivable	3,791	(3,903)
Prepaid expenses and other current assets	(295)	1,062
Other assets	212	773
Accounts payable	(3,461)	(2,979)
Accrued interest	(1,480)	3,706
Accrued compensation and related benefits	(1,329)	3,015
Other liabilities	6,772	2,005
Payment of launch support	—	(670)
Payments for content assets	(46,891)	(46,843)
Net cash flows provided by operating activities	34,623	30,181
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,021)	(6,005)
Cost method investment	—	(5,000)
Purchase of additional membership interest in TV One	—	(209,855)
Proceeds from sales of investment securities	—	3,524
Purchases of investment securities	—	(591)
Acquisition of station and broadcasting assets	(2,000)	—
Net cash flows used in investing activities	(6,021)	(217,927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Premium paid on repayment of long-term debt	—	(827)
Proceeds from 2015 Credit Facility	—	350,000
Proceeds from debt issuance	—	350,000
Repayment of 2020 Notes	(17,174)	—
Repurchase of common stock	(3,584)	(1,423)
Repayment of credit facility	(2,625)	(369,407)
Repayment of TV One senior secured notes	—	(119,000)
Debt refinancing costs and original issue discount	(421)	(23,480)
Payment of dividends to noncontrolling interest members of TV One	—	(5,739)
Payment of dividends to noncontrolling interest members of Reach Media	—	(1,001)
Net cash flows (used in) provided by financing activities	(23,804)	179,123
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,798	(8,623)
CASH AND CASH EQUIVALENTS, beginning of period	67,376	67,781
CASH AND CASH EQUIVALENTS, end of period	$72,174	$59,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$59,044	$52,213
Income taxes, net	$496	$333

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable incurred as part of purchase of additional membership interest in TV One	$—	$11,872

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 56 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate as the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our ownership of TV One, LLC (“TV One”), an African-American targeted cable television network; our ownership of Interactive One, LLC (“Interactive One”), our wholly-owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind, News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente; and our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show. In May 2014, the Company agreed to invest a minimum of $5 million up to a maximum of $40 million in MGM’s development of a world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland. On April 10, 2015, the Company made its minimum $5 million investment and accounted for this investment on a cost basis. Upon completion of the project, currently anticipated to be in December 2016, and satisfaction of final licensing requirements, we will make the remainder of this investment, which will further diversify our platform in the entertainment industry while still focusing on our core demographic.

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

Financial instruments as of September 30, 2016, and December 31, 2015, consisted of cash and cash equivalents, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2016, and December 31, 2015, except for the Company’s outstanding senior subordinated notes, secured notes and senior secured credit facility. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $315.0 million as of September 30, 2016, and approximately $335.0 million as of December 31, 2015. The 2020 Notes had a fair value of approximately $293.0 million and $258.0 million as of September 30, 2016, and December 31, 2015, respectively. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million as of September 30, 2016, and December 31, 2015, and fair value of approximately $353.5 million and $311.5 million as of September 30, 2016, and December 31, 2015, respectively. The $350.0 million senior secured credit facility (the “2015 Credit Facility”) had a carrying value of approximately $345.6 million and $348.3 million as of September 30, 2016, and December 31, 2015, respectively, and fair value of approximately $343.9 million and $353.0 million as of September 30, 2016, and December 31, 2015, respectively. The fair values of the 2020 Notes, 2022 Notes and the 2015 Credit Facility, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of September 30, 2016, and December 31, 2015. The fair value of the Comcast Note was approximately $11.9 million as of each of September 30, 2016, and December 31, 2015. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. See Note 5 – Long-Term Debt for further description of our credit facilities and outstanding notes.

(d)	Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast, and the revenue is reported net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”.  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $6.4 million and $6.5 million for the three months ended September 30, 2016 and 2015, respectively. Agency and outside sales representative commissions were approximately $19.0 million and $19.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were approximately $3.8 million and $4.2 million for the three months ended September 30, 2016 and 2015, respectively. Agency and outside sales representative commissions were approximately $11.8 million and $11.4 million for the nine months ended September 30, 2016 and 2015, respectively.

(e)	Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Launch support amortization is recorded as a reduction to revenue. TV One did not incur any launch support fees during the nine months ended September 30, 2016. TV One paid $670,000 of launch support for the nine months ended September 30, 2015. The weighted-average amortization period for launch support is approximately 10.9 years at each of September 30, 2016, and December 31, 2015. The remaining weighted-average amortization period for launch support is 8.2 years and 8.9 years as of September 30, 2016, and December 31, 2015, respectively. For the three and nine months ended September 30, 2016, launch support asset amortization of $20,000 and $61,000, respectively, was recorded as a reduction to revenue. For the three and nine months ended September 30, 2015, launch support asset amortization of $594,000 and approximately $2.1 million, respectively, was recorded as a reduction to revenue.

(f)	Barter Transactions

For barter transactions, the Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition”. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2016 and 2015, barter transaction revenues were $491,000 and $599,000, respectively. Additionally, for the three months ended September 30, 2016 and 2015, barter transaction costs were reflected in programming and technical expenses of $450,000 and $552,000, respectively, and selling, general and administrative expenses of $41,000 and $47,000, respectively. For the nine months ended September 30, 2016 and 2015, barter transaction revenues were approximately $1.6 million and $1.7 million, respectively. Additionally, for the nine months ended September 30, 2016 and 2015, barter transaction costs were reflected in programming and technical expenses of approximately $1.5 million and $1.6 million, respectively, and selling, general and administrative expenses of $122,000 and $142,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
	(In Thousands)
Numerator:
Net (loss) income attributable to common stockholders	$(423)	$(18,145)	$2,944	$(49,673)
Denominator:
Denominator for basic net (loss) income per share - weighted average outstanding shares	47,481,004	48,220,262	48,066,267	47,963,763
Effect of dilutive securities:
Stock options and restricted stock	—	—	1,173,898	—
Denominator for diluted net (loss) income per share - weighted-average outstanding shares	47,481,004	48,220,262	49,240,165	47,963,763

Net (loss) income attributable to common stockholders per share – basic	$(0.01)	$(0.38)	$0.06	$(1.04)
Net (loss) income attributable to common stockholders per share –diluted	$(0.01)	$(0.38)	$0.06	$(1.04)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended September 30, 2016 and 2015, and for the nine months ended September 30, 2015, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2015
	(Unaudited)
	(In Thousands)

Stock options	3,700	3,417	3,417
Restricted stock awards	1,117	1,671	2,062

(h)	Fair Value Measurements

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

As of September 30, 2016, and December 31, 2015, the fair values of our financial assets and liabilities measured on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2016
Liabilities subject to fair value measurement:
Employment agreement award (a)	$25,695	$—	$—	$25,695

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$12,004	$—	$—	$12,004

As of December 31, 2015
Liabilities subject to fair value measurement:
Incentive award plan (c)	$1,506	$—	$—	$1,506
Employment agreement award (a)	20,915	—	—	20,915
Total	$22,421	$—	$—	$22,421

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$11,286	$—	$—	$11,286

(a)   Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate pre-Comcast Buyout (as defined below) capital contribution in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award was triggered after the Company’s recovery of the aggregate amount of our pre-Comcast Buyout (as defined below) capital contribution in TV One, and payments are required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. As noted in our current report on Form 8-K filed October 6, 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

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

There were no transfers in or out of Level 1, 2, or 3 during the three or nine months ended September 30, 2016. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2016 and 2015, respectively:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2015	$1,506	$20,915	$11,286
Net income attributable to noncontrolling interests	—	—	1,259
Distribution	(1,480)	(1,049)	—
Change in fair value	(26)	5,829	(541)
Balance at September 30, 2016	$—	$25,695	$12,004

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$26	$(5,829)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2014	$1,044	$17,993	$10,836
Net income attributable to noncontrolling interests	—	—	1,243
Dividends paid to noncontrolling interests	—	—	(1,001)
Change in fair value	79	2,344	(353)
Balance at September 30, 2015	$1,123	$20,337	$10,725

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(79)	$(2,344)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and nine months ended September 30, 2016 and 2015.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of September 30, 2016	As of December 31, 2015	As of September 30, 2015
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	N/A *	10.8%	10.4%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	N/A *	3.0%	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.5%	10.8%	10.4%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	3.0%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	11.8%	11.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.5%	1.5%

* Final distribution related to the incentive award plan occurred during the first quarter of 2016.

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the nine months ended September 30, 2016 and 2015, and, therefore, were reported at carrying value as opposed to fair value.

(i)	Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its consolidated financial statements. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”) and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-11 and ASU 2016-12 provide additional clarification and implementation guidance on the previously issued ASU 2014-09. The Company is currently evaluating the impact ASU 2016-10, ASU 2016-11 and ASU 2016-12 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs were presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $421,000 of debt issuance costs for the nine months ended September 30, 2016, associated with its new line of credit arrangement.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will be effective for interim and annual reporting periods after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for annual periods after December 15, 2018. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Acquired content is generally amortized on a straight-line method over the term of the license which reflects the estimated usage. For certain content for which the pattern of usage is accelerated, amortization is based upon the actual usage.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. In evaluating its contracts for recoverability for the three and nine months ended September 30, 2016, the Company recognized an impairment and recorded additional amortization expense of $0 and approximately $1.9 million, respectively. In evaluating its contracts for recoverability for the three and nine months ended September 30, 2015, the Company recognized an impairment and recorded additional amortization expense of $501,000. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company has accounted for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at September 30, 2016, and December 31, 2015, to be approximately $25.7 million and $20.9 million, respectively, and accordingly, adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The current portion is calculated based on forecasted cash dividends to be received from TV One. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.0 million and $882,000 for the three months ended September 30, 2016, and 2015, respectively, and was approximately $5.8 million and $2.3 million for the nine months ended September 30, 2016, and 2015, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company’s recovery of the aggregate pre-Comcast Buyout (as defined below) capital contribution in TV One and payments are only required upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s pre-Comcast Buyout capital contribution in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new Employment Agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(m)	Related Party Transactions

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Under these arrangements, as of September 30, 2016 and December 31, 2015, the amounts owed to Reach Media were immaterial.

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

The Fantastic Voyage took place during the second quarters of both 2016 and 2015. For the nine months ended September 30, 2016, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $8.8 million, $7.8 million, and $1.0 million, respectively, and for the nine months ended September 30, 2015, approximately $8.7 million, $7.5 million, and $1.2 million, respectively. As of September 30, 2016 and December 31, 2015, the Foundation owed Reach Media approximately $1.1 million and $1.2 million, respectively, under the agreement, for operations on the next cruise.

2.  ACQUISITIONS AND DISPOSITIONS:

As of June 2011, our sole Boston radio station was made the subject of a time brokerage agreement (“TBA”), similar in operation to a local marketing agreement (“LMA”), whereby, we have made available, for a fee, air time on this station to another party. On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for the station.  The TBA has a three-year term, and, at the conclusion of the TBA, the station will be conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC. As a result, the station’s radio broadcasting license was classified as a short-term other asset as of September 30, 2016, and December 31, 2015, and is being amortized through the anticipated conveyance date.

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

On June 15, 2016, the Company acquired a translator with the call sign W231BI licensed to Utica, New York (the “Translator”) for $40,000 from Educational Media Foundation.  On July 25, 2016, the Company entered into a sale agreement with Beasley Media Group, Inc. (“Beasley”) for the sale of the Translator for $400,000.  The Company completed the sale to Beasley on October 21, 2016.

During the quarter ended September 30, 2016, the Company entered into a letter of intent to sell certain land, towers and equipment to a third party which the Company expects to close in the next twelve months. The closing of the transaction is subject to certain customary conditions, including execution of a definitive agreement.  The identified assets have been classified as held for sale in the consolidated balance sheet at September 30, 2016. The combined net carrying value of $2.3 million for the assets held for sale is included in other assets in the Company’s consolidated balance sheet at September 30, 2016. The estimated fair value of the assets to be disposed of are in excess of their carrying value.

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

Valuation of Broadcasting Licenses

During the second and third quarters of 2016, the total market revenue growth for certain markets in which we operate was below that used in our 2015 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2016, and September 30, 2016. There was no impairment identified as part of this testing. During the second and third quarters of 2015, the total market revenue growth for certain markets in which we operate was below that used in our 2014 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015, and September 30, 2015. There was no impairment identified as part of this testing. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended September 30, 2016 and 2015.

Radio Broadcasting	September 30,	September 30,
Licenses	2016 (a)	2015 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	0.3% – 0.5%	0.3% – 0.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.0%	1.0% – 1.5%
Mature Market Share Range	8.9% – 14.2%	9.8% – 14.3%
Operating Profit Margin Range	31.3% – 34.1%	31.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the third quarter of 2016, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for that radio market’s goodwill as of September 30, 2016. During the second and third quarters of 2015, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for that radio market’s goodwill as of June 30, 2015 and September 30, 2015. No goodwill impairment was identified during the three or nine months ended September 30, 2016 and 2015. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2016 and 2015.

Goodwill (Radio Market	September 30,	September 30,
Reporting Units)	2016 (a)	2015 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	0.6%	0.4% – 0.7%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0%	1.0% – 2.0%
Mature Market Share Range	9.5%	7.4% – 14.8%
Operating Profit Margin Range	18.2% – 33.9%	26.4% – 38.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the third quarter of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Interactive One’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Interactive One for the interim assessment at September 30, 2015. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of our interim assessment, the Company recorded a goodwill impairment charge of approximately $14.5 million during the quarter ended September 30, 2015. There were no impairment indicators during the three or nine months ended September 30, 2016.

September 30,
Internet Segment Goodwill	2015

Pre-tax impairment charge (in millions)	$14.5

Discount Rate	14.0%
Year 1 Revenue Growth Rate	9.6%
Long-term Revenue Growth Rate (Year 10)	2.5%
Operating Profit Margin Range	4.5% – 23.9%

We did not identify any impairment indicators for the three or nine months ended September 30, 2016 and 2015, at our Reach Media or TV One reportable segments.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments:

	Radio Broadcasting Segment	Reach Media Segment	Internet Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Net goodwill at December 31, 2015 and September 30, 2016	$70,427	$14,354	$8,459	$165,044	$258,284

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

Available-for-sale securities were sold as follows:

Nine Months Ended September 30, 2015
(In thousands)

Proceeds from sales	$3,524
Gross realized gains	19
Gross realized losses	133

5.  LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands)

2015 Credit Facility	$345,625	$348,250
9.25% Senior Subordinated Notes due February 2020	315,000	335,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	1,022,497	1,045,122
Less: current portion of long-term debt	(3,500)	(3,500)
Less: original issue discount and issuance costs	(16,714)	(20,785)
Long-term debt, net	$1,002,283	$1,020,837

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

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.14% for the three months ended September 30, 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the three and nine months ended September 30, 2016, the Company repaid $875,000 and approximately $2.6 million, respectively, under the 2015 Credit Facility.

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

As of September 30, 2016, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of September 30, 2016, the Company had outstanding approximately $345.6 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended September 30, 2016 and 2015 was approximately $1.3 million and $1.2 million, respectively. The amount of deferred financing costs included in interest expense for the nine months ended September 30, 2016 and 2015 was approximately $3.9 million and $3.6 million, respectively.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2016, the Company had letters of credit totaling $933,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment is approximately $14.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 12.5%/15% Senior Subordinated Notes due May 2016 and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of September 30, 2016, and December 31, 2015, the Company had $315.0 million and $335.0 million, respectively, of 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of September 30, 2016, the Company does not have any borrowings outstanding on its ABL Facility.

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

The ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the ABL Facility and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the "Term Loan Maturity Date" of the Company’s existing term loan, and (ii) the "Stated Maturity" of the Company’s existing notes.  As of the effective date of the ABL Facility, the "Term Loan Maturity Date" is December 31, 2018, and the "Stated Maturity" is April 15, 2022.

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

Future scheduled minimum principal payments of debt as of September 30, 2016, are as follows:

	Comcast Note due April 2019	2015 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
October – December 2016	$—	$875	$—	$—	$875
2017	—	3,500	—	—	3,500
2018	—	341,250	—	—	341,250
2019	11,872	—	—	—	11,872
2020	—	—	315,000	—	315,000
2021 and thereafter	—	—	—	350,000	350,000
Total Debt	$11,872	$345,625	$315,000	$350,000	$1,022,497

6.  INCOME TAXES:

The Company recorded tax expense of approximately $8.3 million on pre-tax income from continuing operations of approximately $12.5 million for the nine months ended September 30, 2016, based on the actual effective tax rate for the current period. Because our income tax expense does not have a correlation to our pre-tax earnings, small changes in those earnings can have a significant impact on the income tax expense we recognize.  The Company continues to estimate a range of possible outcomes due to the proportion of deferred tax expense from indefinite-lived intangible assets over pre-tax earnings. As a result, we believe the actual effective tax rate best represents the estimated effective rate for the nine months ended September 30, 2016, in accordance with ASC 740-270, “Interim Reporting.”

As of September 30, 2016, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2016, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

7.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “December 2015 Repurchase Authorization”). Under the December 2015 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $3.5 million worth of its Class A and/or Class D common stock. On March 25, 2016, the Company’s Board of Directors reaffirmed the December 2015 Repurchase Authorization without any limitation on price, and on September 23, 2016 increased the authorization to $7.0 million. As of September 30, 2016, the Company had approximately $7.0 million remaining under the authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the nine months ended September 30, 2016, the Company executed a Stock Vest Tax Repurchase of 330,111 shares of Class D Common Stock in the amount of $568,000 at an average price of $1.72 per share. During the nine months ended September 30, 2015, the Company executed a Stock Vest Tax Repurchase of 345,293 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $4.12 per share. During the three months ended September 30, 2016, the Company did not repurchase any Class A common stock and repurchased 619,418 shares of Class D common stock in the amount of approximately $1.9 million at an average price of $3.01 per share. During the nine months ended September 30, 2016, the Company did not repurchase any Class A common stock and repurchased 1,255,592 shares of Class D common stock in the amount of approximately $3.0 million at an average price of $2.40 per share. During the three months ended September 30, 2015, the Company did not repurchase any Class A Common Stock or Class D Common Stock.

Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, a further amendment to the Amended and Restated 2009 Stock Plan. This further amendment increased the authorized plan shares remaining available for grant to 8,250,000 shares of Class D common stock. As of September 30, 2016, 8,012,932 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended September 30, 2016 and 2015, was $782,000 and approximately $1.0 million, respectively, and for the nine months ended September 30, 2016 and 2015, was approximately $2.3 million and $3.8 million, respectively.

The Company did not grant stock options during the nine months ended September 30, 2016. The Company granted 50,000 stock options during the three and nine months ended September 30, 2015.

Transactions and other information relating to stock options for the nine months ended September 30, 2016, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,712,000	$2.06	5.20	$733,000
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(12,000)	$10.66
Balance as of September 30, 2016	3,700,000	$2.03	4.47	$4,140,000
Vested and expected to vest at September 30, 2016	3,589,000	$2.02	4.34	$4,077,000
Unvested at September 30, 2016	756,000	$2.45	8.50	$441,000
Exercisable at September 30, 2016	2,944,000	$1.93	3.43	$3,699,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended September 30, 2016, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2016. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and nine months ended September 30, 2016. There were no options that vested during the three and nine months ended September 30, 2016. There were no options exercised during the three and nine months ended September 30, 2015. No options vested during the three months ended September 30, 2015, and 293,338 options vested during the nine months ended September 30, 2015.

As of September 30, 2016, $694,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 7.5 months. The stock option weighted-average fair value per share was $1.39 at September 30, 2016.

The Company did not grant shares of restricted stock during the three months ended September 30, 2016, and granted 157,728 shares of restricted stock during the nine months ended September 30, 2016. The Company granted 25,000 shares of restricted stock during the three months ended September 30, 2015, and 93,680 shares of restricted stock during the nine months ended September 30, 2015. Each of the four non-executive directors received 18,182 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2016. Each of the five non-executive directors received 13,736 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2015. As noted above, during the year ended December 31, 2014, 2,424,000 restricted shares were issued to the Company’s Executives and other LTIP participants. During the years ended December 31, 2015 and 2014, respectively, 68,680 and 56,050 shares of restricted stock were issued to the Company’s non-executive directors as a part of their 2014 and 2015 compensation packages. All of the restricted stock grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2016, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2015	953,000	$2.76
Grants	158,000	$2.07
Vested	(50,000)	$4.01
Forfeited/cancelled/expired	(45,000)	$2.75
Unvested at September 30, 2016	1,016,000	$2.81

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2016, approximately $1.2 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 6.8 months.

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

 Detailed segment data for the three and nine months ended September 30, 2016 and 2015, is presented in the following tables:

	Three Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$47,703	$50,880
Reach Media	12,530	13,486
Internet	5,374	5,503
Cable Television	46,822	47,571
Corporate/Eliminations*	(1,573)	(1,547)
Consolidated	$110,856	$115,893

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$27,768	$31,833
Reach Media	10,423	11,061
Internet	5,438	5,427
Cable Television	28,596	31,987
Corporate/Eliminations	5,629	5,671
Consolidated	$77,854	$85,979

Depreciation and Amortization:
Radio Broadcasting	$1,035	$1,145
Reach Media	59	(394)
Internet	417	446
Cable Television	6,559	6,554
Corporate/Eliminations	399	526
Consolidated	$8,469	$8,277

Impairment of long-lived assets:
Radio Broadcasting	$—	$—
Reach Media	—	—
Internet	—	14,545
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$—	$14,545

Operating income (loss):
Radio Broadcasting	$18,900	$17,902
Reach Media	2,048	2,819
Internet	(481)	(14,915)
Cable Television	11,667	9,030
Corporate/Eliminations	(7,601)	(7,744)
Consolidated	$24,533	$7,092

* Includes Corporate network revenue in 2015. Intercompany revenue included in segment net revenues above is as follows:

Radio Broadcasting	$(250)	$(801)
Reach Media	(430)	(433)
Internet	(882)	(933)
TV One	(12)	—

Capital expenditures by segment are as follows:

Radio Broadcasting	$740	$1,087
Reach Media	110	36
Internet	253	185
Cable Television	172	108
Corporate/Eliminations	369	79
Consolidated	$1,644	$1,495

	September 30, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$784,241	$781,022
Reach Media	42,270	36,989
Internet	16,663	18,427
Cable Television	461,626	445,660
Corporate/Eliminations	54,729	64,426
Consolidated	$1,359,529	$1,346,524

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$145,597	$149,093
Reach Media	42,328	42,508
Internet	15,668	15,763
Cable Television	143,858	138,898
Corporate/Eliminations*	(4,788)	(4,785)
Consolidated	$342,663	$341,477

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$88,762	$96,881
Reach Media	35,816	36,041
Internet	15,769	16,342
Cable Television	85,888	87,348
Corporate/Eliminations	19,645	16,503
Consolidated	$245,880	$253,115

Depreciation and Amortization:
Radio Broadcasting	$3,256	$3,469
Reach Media	148	137
Internet	1,299	1,559
Cable Television	19,664	19,600
Corporate/Eliminations	1,356	1,580
Consolidated	$25,723	$26,345

Impairment of long-lived assets:
Radio Broadcasting	$—	$—
Reach Media	—	—
Internet	—	14,545
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$—	$14,545

Operating income (loss):
Radio Broadcasting	$53,579	$48,743
Reach Media	6,364	6,330
Internet	(1,400)	(16,683)
Cable Television	38,306	31,950
Corporate/Eliminations	(25,789)	(22,868)
Consolidated	$71,060	$47,472

* Includes Corporate network revenue in 2015. Intercompany revenue included in segment net revenues above is as follows:

Radio Broadcasting	$(842)	$(2,708)
Reach Media	(1,281)	(1,192)
Internet	(2,643)	(2,743)
TV One	(22)	—

Capital expenditures by segment are as follows:

Radio Broadcasting	$2,574	$4,223
Reach Media	332	258
Internet	969	976
Cable Television	313	228
Corporate/Eliminations	790	320
Consolidated	$4,978	$6,005

9. COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”).  Our ASCAP and BMI licenses expire December 31, 2016. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with SESAC, ASCAP and BMI including the ASCAP and BMI licenses expiring December 31, 2016. The RMLC is currently in negotiations with ASCAP and BMI for license terms of January 1, 2017 through December 31, 2021.  The RMLC is in preparation for a binding rate arbitration with SESAC.  This arbitration will be completed by the end of the first calendar quarter of 2017 and the rate decision will have retroactive application to January 1, 2016.  In the interim, we continue payments to SESAC at the existing 2015 rates and, SESAC may not increase our fees for any reason prior to the rate arbitration decision being issued. In connection with all performance rights organization agreements, the Company incurred expenses of approximately $1.0 million and $2.7 million for the three month periods ended September 30, 2016 and 2015, respectively, and approximately $6.1 million and $7.7 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2016, the Company had letters of credit totaling $933,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

10.  SUBSEQUENT EVENTS:

On June 15, 2016, the Company acquired a translator with the call sign W231BI licensed to Utica, New York (the “Translator”) for $40,000 from Educational Media Foundation.  On July 25, 2016, the Company entered into a sale agreement with Beasley Media Group, Inc. (“Beasley”) for the sale of the Translator for $400,000.  The Company completed the sale to Beasley on October 21, 2016.

On November 3, 2016, during the course of its conference call to discuss its results for the third fiscal quarter of 2016, the Company announced that it would be changing its corporate name and that effective January 1, 2017, the Company would be called “Urban One, Inc.” to better reflect its multi-media platform.

During the quarter ended September 30, 2016, the Company entered into a letter of intent to sell certain land, towers and equipment to a third party which the Company expects to close in the next twelve months. The closing of the transaction is subject to certain customary conditions, including execution of a definitive agreement.  The identified assets have been classified as held for sale in the consolidated balance sheet at September 30, 2016. The combined net carrying value of $2.3 million for the assets held for sale is included in other assets in the Company’s consolidated balance sheet at September 30, 2016. The estimated fair value of the assets to be disposed of are in excess of their carrying value.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015

Radio broadcasting segment	43.0%	43.9%	42.5%	43.7%

Reach Media segment	11.3%	11.6%	12.3%	12.4%

Internet segment	4.8%	4.8%	4.6%	4.6%

Cable television segment	42.3%	41.0%	42.0%	40.7%

Corporate/eliminations	(1.4)%	(1.3)%	(1.4)%	(1.4)%

The following chart shows net revenue generated from our core radio business as a percentage of consolidated net revenue. The downward trend is consistent with our strategic diversification strategy. In addition, it shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	43.0%	44.4%	42.5%	44.2%

Percentage of core radio business generated from local advertising	62.9%	61.6%	62.0%	62.0%

Percentage of core radio business generated from national advertising, including network advertising	33.8%	32.7%	33.5%	31.5%

National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$52,475	$55,509	$(3,034)	(5.5)%
Political Advertising	477	413	64	15.5
Digital Advertising	6,343	6,857	(514)	(7.5)
Cable Television Advertising	20,831	22,069	(1,238)	(5.6)
Cable Television Affiliate Fees	25,822	25,502	320	1.3
Event Revenues & Other	4,908	5,543	(635)	(11.5)
Net Revenue (as reported)	$110,856	$115,893	$(5,037)	(4.3)%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$159,109	$162,091	$(2,982)	(1.8)%
Political Advertising	2,855	918	1,937	211.0
Digital Advertising	18,853	19,859	(1,006)	(5.1)
Cable Television Advertising	62,954	63,884	(930)	(1.5)
Cable Television Affiliate Fees	80,635	74,888	5,747	7.7
Event Revenues & Other	18,257	19,837	(1,580)	(8.0)
Net Revenue (as reported)	$342,663	$341,477	$1,186	0.3%

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

(b) Broadcast and internet operating income (formerly station operating income):  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative, expenses, stock-based compensation, impairment of long-lived assets and loss on retirement of debt, is commonly referred to in our industry as station operating income. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and therefore we now use the term broadcast and internet operating income. Broadcast and internet operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, broadcast and internet operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and internet operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and internet operating income is similar to our historic use of station operating income, however, reflects our more diverse business and, therefore, may not be similar to “station operating income” or other similarly titled measures used by other companies. Broadcast and internet operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Broadcast and internet operating income margin:  Broadcast and internet operating income margin represents broadcast and internet operating income as a percentage of net revenue. Broadcast and internet operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that broadcast and internet operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. Broadcast and internet operating margin includes results from all four segments (radio broadcasting, Reach Media, internet and cable television).

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement and incentive plan award expenses, severance-related costs, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except margin data)
	(Unaudited)
		(As reclassified)		(As reclassified)

Net revenue	$110,856	$115,893	$342,663	$341,477
Broadcast and internet operating income	42,957	41,728	131,527	124,413
Broadcast and internet operating income margin	38.8%	36.0%	38.4%	36.4%
Consolidated net (loss) income attributable to common stockholders	$(423)	$(18,145)	$2,944	$(49,673)

The reconciliation of net (loss) income to broadcast and internet operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, unaudited)
		(As reclassified)		(As reclassified)

Consolidated net (loss) income attributable to common stockholders	$(423)	$(18,145)	$2,944	$(49,673)
Add back non-broadcast and internet operating income items included in consolidated net (loss) income:
Interest income	(51)	(33)	(174)	(68)
Interest expense	20,319	20,356	61,488	59,620
Provision for income taxes	4,307	4,439	8,265	22,911
Corporate selling, general and administrative, excluding stock-based compensation	9,173	10,798	32,425	32,256
Stock-based compensation	782	1,016	2,319	3,795
(Gain) loss on retirement of debt	—	—	(2,646)	7,091
Other (income) expense, net	(22)	(39)	(76)	246
Depreciation and amortization	8,469	8,277	25,723	26,345
Noncontrolling interests in income of subsidiaries	403	514	1,259	7,345
Impairment of long-lived assets	—	14,545	—	14,545
Broadcast and internet operating income	$42,957	$41,728	$131,527	$124,413

The reconciliation of net (loss) income to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net (loss) income attributable to common stockholders, as reported	$(423)	$(18,145)	$2,944	$(49,673)
Add back non-broadcast and internet operating income items included in consolidated net (loss) income:
Interest income	(51)	(33)	(174)	(68)
Interest expense	20,319	20,356	61,488	59,620
Provision for income taxes	4,307	4,439	8,265	22,911
Depreciation and amortization	8,469	8,277	25,723	26,345
EBITDA	$32,621	$14,894	$98,246	$59,135
Stock-based compensation	782	1,016	2,319	3,795
(Gain) loss on retirement of debt	—	—	(2,646)	7,091
Other (income) expense, net	(22)	(39)	(76)	246
Noncontrolling interests in income of subsidiaries	403	514	1,259	7,345
Employment Agreement Award and incentive plan award expenses	1,027	961	5,802	2,423
Severance-related costs*	72	1,134	645	1,979
Impairment of long-lived assets	—	14,545	—	14,545
Adjusted EBITDA	$34,883	$33,025	$105,549	$96,559

*	The Company has modified the definition of Adjusted EBITDA for the inclusion of severance-related costs. All prior periods have been reclassified to conform to the current period presentation.

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on previously reported consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts. Where applicable, these financial statements have been identified as “As Reclassified.”

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 (In thousands)

	Three Months Ended September 30,
	2016	2015	Increase/(Decrease)
	(Unaudited)
		(As reclassified)

Statements of Operations:
Net revenue	$110,856	$115,893	$(5,037)	(4.3)%
Operating expenses:
Programming and technical, excluding stock-based compensation	32,093	32,785	(692)	(2.1)
Selling, general and administrative, excluding stock-based compensation	35,806	41,380	(5,574)	(13.5)
Corporate selling, general and administrative, excluding stock-based compensation	9,173	10,798	(1,625)	(15.0)
Stock-based compensation	782	1,016	(234)	(23.0)
Depreciation and amortization	8,469	8,277	192	2.3
Impairment of long-lived assets	—	14,545	(14,545)	(100.0)
Total operating expenses	86,323	108,801	(22,478)	(20.7)
Operating income	24,533	7,092	17,441	245.9
Interest income	51	33	18	54.5
Interest expense	20,319	20,356	(37)	(0.2)
Other income, net	22	39	(17)	(43.6)
Income (loss) before provision for income taxes and noncontrolling interests in income of subsidiaries	4,287	(13,192)	17,479	132.5
Provision for income taxes	4,307	4,439	(132)	(3.0)
Consolidated net (loss) income	(20)	(17,631)	17,611	99.9
Net income attributable to noncontrolling interests	403	514	(111)	(21.6)
Net (loss) income attributable to common stockholders	$(423)	$(18,145)	$17,722	97.7%

Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$110,856	$115,893	$(5,037)	(4.3)%

During the three months ended September 30, 2016, we recognized approximately $110.9 million in net revenue compared to approximately $115.9 million during the same period in 2015. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the quarter ended September 30, 2016, decreased 6.2% from the same period in 2015. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 3.0% in total revenues. We experienced net revenue growth most significantly in our Charlotte, Richmond and Washington D.C. markets; however, this growth was offset by declines in other markets (with Columbus, Detroit, Philadelphia, and Houston experiencing the most significant declines). Reach Media’s net revenues decreased 7.1% in the third quarter 2016, compared to the same period in 2015 due primarily to lower advertising and events revenue. We recognized approximately $46.8 million of revenue from our cable television segment during the three months ended September 30, 2016, compared to approximately $47.6 million for the same period in 2015, with the decrease primarily resulting from lower advertising sales. Finally, net revenues for our internet business decreased 2.3% for the three months ended September 30, 2016, compared to the same period in 2015 due primarily to decreases in alliance and indirect revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$32,093	$32,785	$(692)	(2.1)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decreased expense for the three months ended September 30, 2016, compared to the same period in 2015 is primarily due to lower music licensing costs in our radio broadcasting segment. The decrease in expense at our radio broadcasting segment was partially offset by an increase at our cable television segment.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$35,806	$41,380	$(5,574)	(13.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decreased expense for the three months ended September 30, 2016, compared to the same period in 2015 was primarily driven by our cable television and radio broadcasting segments. The cable television segment incurred higher marketing and promotional expenses in the prior period related to advertising and promoting a new original program, as well as higher employee compensation costs in the prior period. Our radio broadcasting segment’s lower expenses were driven by various cost cutting measures, including eliminating unprofitable events and lower contractual costs.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$9,173	$10,798	$(1,625)	(15.0)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The net decrease in corporate expenses was due primarily to lower compensation costs.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$782	$1,016	$(234)	(23.0)%

The decrease in stock-based compensation for the three months ended September 30, 2016, compared to the same period in 2015 is primarily due to the vesting and cancellation of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$8,469	$8,277	$192	2.3%

Depreciation and amortization expense increased to approximately $8.5 million compared to approximately $8.3 million for the three months ended September 30, 2015.

 Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$—	$14,545	$(14,545)	(100.0)%

During the quarter ended September 30, 2015, the Company identified a triggering event to perform an interim goodwill impairment analysis on the Interactive One reporting unit. The Company recorded a goodwill impairment charge related to Interactive One of approximately $14.5 million during the quarter ended September 30, 2015.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$20,319	$20,356	$(37)	(0.2)%

Interest expense decreased to approximately $20.3 million for the three months ended September 30, 2016, compared to approximately $20.4 million for the same period in 2015.

Provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$4,307	$4,439	$(132)	(3.0)%

For the three months ended September 30, 2016 and 2015, the provision for income taxes was approximately $4.3 million and $4.4 million, respectively, primarily related to the deferred tax liability (“DTL”) for indefinite-lived intangible assets. The change in taxes was primarily due to the completion of tax amortization from previously acquired indefinite-lived intangible assets and provision to return adjustments to the state effective rate.

Noncontrolling interests in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2016	2015
$403	$514	$(111)	(21.6)%

The decrease in noncontrolling interests in income of subsidiaries was due to lower net income generated by Reach Media.

Other Data

Broadcast and internet operating income

Broadcast and internet operating income increased to approximately $43.0 million for the three months ended September 30, 2016, compared to approximately $41.7 million for the comparable period in 2015, an increase of $1.2 million or 2.9%. Our cable television segment generated approximately $20.5 million of broadcast and internet operating income during the quarter ended September 30, 2016, compared to $18.7 million during the quarter ended September 30, 2015, primarily attributable to lower selling, general and administrative expenses, due to lower marketing and promotional expenses and lower compensation costs.

Broadcast and internet operating income margin

Broadcast and internet operating income margin increased to 38.8% for the three months ended September 30, 2016, from 36.0% for the comparable period in 2015. The margin increase was primarily attributable to our cable television segment’s higher broadcast and internet operating margin of 43.8% for the three months ended September 30, 2016, compared to 39.2% for the three months ended September 30, 2015, primarily due to lower selling, general and administrative expenses as noted above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015 (In thousands)

	Nine Months Ended September 30,
	2016	2015	Increase/(Decrease)
	(Unaudited)
		(As reclassified)

Statements of Operations:
Net revenue	$342,663	$341,477	$1,186	0.3%
Operating expenses:
Programming and technical, excluding stock-based compensation	96,789	98,667	(1,878)	(1.9)
Selling, general and administrative, excluding stock-based compensation	114,347	118,397	(4,050)	(3.4)
Corporate selling, general and administrative, excluding stock-based compensation	32,425	32,256	169	0.5
Stock-based compensation	2,319	3,795	(1,476)	(38.9)
Depreciation and amortization	25,723	26,345	(622)	(2.4)
Impairment of long-lived assets	—	14,545	(14,545)	(100.0)
Total operating expenses	271,603	294,005	(22,402)	(7.6)
Operating income	71,060	47,472	23,588	49.7
Interest income	174	68	106	155.9
Interest expense	61,488	59,620	1,868	3.1
Gain (loss) on retirement of debt	2,646	(7,091)	9,737	137.3
Other (income) expense, net	(76)	246	322	130.9
Income (loss) before provision for income taxes, and noncontrolling interests in income of subsidiaries	12,468	(19,417)	31,885	164.2
Provision for income taxes	8,265	22,911	(14,646)	(63.9)
Consolidated net income (loss)	4,203	(42,328)	46,531	109.9
Net income attributable to noncontrolling interests	1,259	7,345	(6,086)	(82.9)
Net income (loss) attributable to common stockholders	$2,944	$(49,673)	$52,617	105.9%
44

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$342,663	$341,477	$1,186	0.3%

During the nine months ended September 30, 2016, we recognized approximately $342.7 million in net revenue compared to approximately $341.5 million during the same period in 2015. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the nine months ended September 30, 2016, decreased 2.3% from the same period in 2015. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 0.7% in total revenues. We experienced net revenue growth in certain markets (most significantly in our Charlotte, Cleveland and Washington, DC markets); however, this growth was offset by declines in other markets (with our Columbus, Detroit, Houston, and Philadelphia markets experiencing the most significant net revenue declines). Reach Media’s net revenues decreased 0.4% for the nine months ended September 30, 2016, compared to the same period in 2015. We recognized approximately $143.9 million and $138.9 million of revenue from our cable television segment during the nine months ended September 30, 2016, and 2015, respectively, due primarily to an increase in rates for certain affiliates. Net revenue for our internet business decreased 0.6% for the nine months ended September 30, 2016, compared to the same period in 2015.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$96,789	$98,667	$(1,878)	(1.9)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decreased expense for the nine months ended September 30, 2016, compared to the same period in 2015 is primarily due to lower music licensing costs in our radio broadcasting segment.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$114,347	$118,397	$(4,050)	(3.4)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in selling, general and administrative expenses is primarily driven by our radio broadcasting segment. Our radio broadcasting segment’s lower expenses were driven by various cost cutting measures, including eliminating unprofitable events and lower contractual costs.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$32,425	$32,256	$169	0.5%

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

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$2,319	$3,795	$(1,476)	(38.9)%

The decrease in stock-based compensation for the nine months ended September 30, 2016, compared to the same period in 2015 is primarily due to the vesting and cancellation of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$25,723	$26,345	$(622)	(2.4)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2016, was due to the completion of useful lives for certain assets and the completion of amortization for certain intangible assets.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$—	$14,545	$(14,545)	(100.0)%

During the nine months ended September 30, 2015, the Company identified a triggering event to perform an interim goodwill impairment analysis on the Interactive One reporting unit. The Company recorded a goodwill impairment charge related to Interactive One of approximately $14.5 million during the nine months ended September 30, 2015.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$61,488	$59,620	$1,868	3.1%

Interest expense increased to approximately $61.5 million for the nine months ended September 30, 2016, compared to approximately $59.6 million for the same period in 2015. The primary driver of the increase in interest expense was higher debt balances, partially offset by lower interest rates.

Gain (loss) on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$2,646	$(7,091)	$9,737	137.3%

The gain on retirement of debt for the nine months ended September 30, 2016, was due to the redemption of approximately $20 million of our 2020 Notes at a discount. The loss on retirement of debt of approximately $7.1 million for the nine months ended September 30, 2015, was due to the retirement of the 2011 Credit Agreement and payoff of the TV One Notes during the second quarter. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

Provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$8,265	$22,911	$(14,646)	(63.9)%

For the nine months ended September 30, 2016 and 2015, the provision for income taxes was approximately $8.3 million and $22.9 million, respectively, primarily related to the DTL for indefinite-lived intangible assets. The decrease in the provision for income taxes was primarily due to the completion of tax amortization from previously acquired indefinite-lived intangible assets.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2016	2015
$1,259	$7,345	$(6,086)	(82.9)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to our increased ownership percentage of TV One, as TV One is now wholly-owned.

Other Data

Broadcast and internet operating income

Broadcast and internet operating income increased to approximately $131.5 million for the nine months ended September 30, 2016, compared to approximately $124.4 million for the comparable period in 2015, an increase of $7.1 million or 5.7%. This increase was due to higher broadcast and internet operating income, primarily at our radio broadcasting and cable television segments. TV One generated approximately $65.6 million of broadcast and internet operating income during the nine months ended September 30, 2016, compared to $61.1 million during the nine months ended September 30, 2015, with the increase due primarily to increased affiliate revenues. The radio broadcasting segment generated approximately $57.0 million of broadcast and internet operating income during the nine months ended September 30, 2016, compared to $52.4 million during the nine months ended September 30, 2015, with the increase primarily attributable to lower selling, general and administrative expenses due to the elimination of unprofitable events and lower contractual costs.

Broadcast and internet operating income margin

Broadcast and internet operating income margin increased to 38.4% for the nine months ended September 30, 2016, compared to 36.4% for the comparable period in 2015. The margin increase was primarily attributable to greater operating income as noted above.

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

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.14% for the three months ended September 30, 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the three and nine months ended September 30, 2016, the Company repaid $875,000 and approximately $2.6 million, respectively, under the 2015 Credit Facility.

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

The 2015 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(b)	maintaining a senior leverage ratio of no greater than:
▪	5.85 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(c)	limitations on:
▪	liens;

▪	sale of assets;

▪	payment of dividends; and

▪	mergers.

As of September 30, 2016, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of September 30, 2016		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.79	x	1.25	x	0.54	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.73	x	5.85	x	1.12	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of September 30, 2016, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of September 30, 2016, the Company had outstanding approximately $345.6 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended September 30, 2016 and 2015 was approximately $1.3 million and $1.2 million, respectively. The amount of deferred financing costs included in interest expense for the nine months ended September 30, 2016 and 2015 was approximately $3.9 million and $3.6 million, respectively.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2016, the Company had letters of credit totaling $933,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment is approximately $14.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 12.5%/15% Senior Subordinated Notes due May 2016 and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of September 30, 2016, and December 31, 2015, the Company had $315.0 million and $335.0 million, respectively, of 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of September 30, 2016, the Company does not have any borrowings outstanding on its ABL Facility.

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

The ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the ABL Facility and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the "Term Loan Maturity Date" of the Company’s existing term loan, and (ii) the "Stated Maturity" of the Company’s existing notes.  As of the effective date of the ABL Facility, the "Term Loan Maturity Date" is December 31, 2018, and the "Stated Maturity" is April 15, 2022.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2016:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$336.5	5.14%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	312.5	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	344.9	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2016 and 2015:

	2016	2015
	(In thousands)

Net cash flows provided by operating activities	$34,623	$30,181
Net cash flows used in investing activities	$(6,021)	$(217,927)
Net cash flows (used in) provided by financing activities	$(23,804)	$179,123

Net cash flows provided by operating activities were approximately $34.6 million and $30.2 million for the nine months ended September 30, 2016 and 2015, respectively. Cash flows from operating activities for the nine months ended September 30, 2016, increased from the prior period primarily due to improved collections on accounts receivable, partially offset by payments on accounts payable and accrued compensation costs.

Net cash flows used in investing activities were approximately $6.0 million and $217.9 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $4.0 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively. Proceeds from sales of investment securities were approximately $3.5 million for the nine months ended September 30, 2015 and purchases of investment securities were $591,000 for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company paid approximately $209.9 million to purchase the additional membership interest in TV One and paid approximately $5.0 million for the cost method investment in MGM. During the nine months ended September 30, 2016, the Company paid approximately $2.0 million to complete the acquisition of our new Columbus stations.

Net cash flows used in financing activities were approximately $23.8 million for the nine months ended September 30, 2016, and net cash flows provided by financing activities were approximately $179.1 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, the Company repaid approximately $2.6 million and $369.4 million, respectively, in outstanding debt. During the nine months ended September 30, 2016, the Company repurchased approximately $17.2 million of our 2020 Notes. In addition, during the nine months ended September 30, 2015, the Company repaid approximately $119.0 million in TV One senior secured notes. During the nine months ended September 30, 2015, we borrowed approximately $350.0 million in 7.375% Senior Secured Notes due 2022 and approximately $350.0 million in new 2015 Credit Facility. During the nine months ended September 30, 2016 and 2015, respectively, we capitalized $421,000 and approximately $23.5 million of costs associated with our indebtedness. The amounts capitalized in 2016 relate to costs associated with our new line of credit arrangement. During the nine months ended September 30, 2016 and 2015, respectively, we repurchased approximately $3.6 million and $1.4 million of our Class D Common Stock. TV One paid approximately $5.7 million in dividends to noncontrolling interest shareholders for the nine months ended September 30, 2015. Reach Media paid approximately $1.0 million in dividends to noncontrolling interest shareholders for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company paid a net premium of $827,000 associated with the call premium to refinance the credit facility.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2016, we had approximately $645.1 million in broadcast licenses and $258.3 million in goodwill, which totaled $903.4 million, and represented approximately 66.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the nine months ended September 30, 2016 and 2015, respectively.

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

Valuation of Broadcasting Licenses

During the second and third quarters of 2016, the total market revenue growth for certain markets in which we operate was below that used in our 2015 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2016, and September 30, 2016. There was no impairment identified as part of this testing. During the second and third quarters of 2015, the total market revenue growth for certain markets in which we operate was below that used in our 2014 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015, and September 30, 2015. There was no impairment identified as part of this testing. There were no impairment indicators present for any of our other radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended September 30, 2016 and 2015.

Radio Broadcasting	September 30,	September 30,
Licenses	2016 (a)	2015 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	0.3% – 0.5%	0.3% – 0.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.0%	1.0% – 1.5%
Mature Market Share Range	8.9% – 14.2%	9.8% – 14.3%
Operating Profit Margin Range	31.3% – 34.1%	31.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the third quarter of 2016, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for that radio market’s goodwill as of September 30, 2016. During the second and third quarters of 2015, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim analysis for that radio market’s goodwill as of June 30, 2015 and September 30, 2015. No goodwill impairment was identified during the three or nine months ended September 30, 2016 and 2015. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2016 and 2015.

Goodwill (Radio Market	September 30,	September 30,
Reporting Units)	2016 (a)	2015 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	0.6%	0.4% – 0.7%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0%	1.0% – 2.0%
Mature Market Share Range	9.5%	7.4% – 14.8%
Operating Profit Margin Range	18.2% – 33.9%	26.4% – 38.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the third quarter of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Interactive One’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Interactive One for the interim assessment at September 30, 2015. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of our interim assessment, the Company recorded a goodwill impairment charge of approximately $14.5 million during the quarter ended September 30, 2015. There were no impairment indicators during the three or nine months ended September 30, 2016.

September 30,
Internet Segment Goodwill	2015

Pre-tax impairment charge (in millions)	$14.5

Discount Rate	14.0%
Year 1 Revenue Growth Rate	9.6%
Long-term Revenue Growth Rate (Year 10)	2.5%
Operating Profit Margin Range	4.5% – 23.9%

We did not identify any impairment indicators for the three or nine months ended September 30, 2016 and 2015, at our Reach Media or TV One reportable segments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved to defer the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its consolidated financial statements. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”) and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-11 and ASU 2016-12 provide additional clarification and implementation guidance on the previously issued ASU 2014-09. The Company is currently evaluating the impact ASU 2016-10, ASU 2016-11 and ASU 2016-12 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs were presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $421,000 of debt issuance costs for the nine months ended September 30, 2016, associated with its new line of credit arrangement.

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

 In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will be effective for interim and annual reporting periods after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for annual periods after December 15, 2018. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2015 Credit Facility in the amount of $350.0 million that matures on December 31, 2018. We also have $315.0 million outstanding in our 2020 Notes and we also have $350.0 million outstanding in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the agreement principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”).  Our ASCAP and BMI licenses expire December 31, 2016. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with SESAC, ASCAP and BMI including the ASCAP and BMI licenses expiring December 31, 2016. The RMLC is currently in negotiations with ASCAP and BMI for license terms of January 1, 2017 through December 31, 2021.  The RMLC is in preparation for a binding rate arbitration with SESAC.  This arbitration will be completed by the end of the first calendar quarter of 2017 and the rate decision will have retroactive application to January 1, 2016.  In the interim, we continue payments to SESAC at the existing 2015 rates and, SESAC may not increase our fees for any reason prior to the rate arbitration decision being issued. In connection with all performance rights organization agreements, the Company incurred expenses of approximately $1.0 million and $2.7 million for the three month periods ended September 30, 2016 and 2015, respectively, and approximately $6.1 million and $7.7 million for the nine month periods ended September 30, 2016 and 2015, respectively.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 15 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next nine years.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2016:

	Payments Due by Period
Contractual Obligations	Remainder of 2016	2017	2018	2019	2020	2021 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$7,284	$29,138	$29,138	$29,138	$318,238	$—	$412,936
7.375% Senior Subordinated Notes(1)	6,453	25,813	25,813	25,813	25,813	383,341	493,046
Credit facilities(2)	5,204	21,130	358,700	—	—	—	385,034
Other operating contracts / agreements(3)	37,382	52,849	19,322	16,109	13,606	80,318	219,586
Operating lease obligations	2,820	11,481	7,794	6,976	6,258	20,675	56,004
Comcast Note	311	1,243	1,243	12,086	—	—	14,883
Total	$59,454	$141,654	$442,010	$90,122	$363,915	$484,334	$1,581,489

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes and secured notes outstanding as of September 30, 2016.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2016.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $148.1 million has not been recorded on the balance sheet as of September 30, 2016, as it does not meet recognition criteria. Approximately $18.7 million relates to certain commitments for content agreements for our cable television segment, approximately $21.1 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2016, the Company had letters of credit totaling $933,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 4, 2016

