Form 10-K
period 2016-12-31
RADIO ONE, INC.
filed 2017-03-10
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Large accelerated filer  ☐            Accelerated filer  ☑             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 3, 2017
Class A Common Stock, $.001 par value	1,669,099
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,928,906
Class D Common Stock, $.001 par value	40,866,371

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2016, was approximately $96.1 million.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2016

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

The term “broadcast and internet operating income” (formerly station operating income) is also used throughout this report.  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative, expenses, stock-based compensation, impairment of long-lived assets, loss on retirement of debt, and income or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and therefore we now use the term broadcast and internet operating income. Broadcast and internet operating income is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Nevertheless, broadcast and internet operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and internet operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and internet operating income is similar to our historic use of station operating income; however, it reflects our more diverse business, and therefore, may not be similar to “station operating income” or other similarly titled measures used by other companies. Broadcast and internet operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

The term “broadcast and internet operating income margin” is also used throughout this report.  “Broadcast and internet operating income margin” consists of broadcast and internet operating income as a percentage of net revenue. Broadcast and internet operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that broadcast and internet operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. As with broadcast and internet operating income, broadcast and internet operating income margin also includes results from all four of our reportable segments (radio broadcasting, Reach Media, internet and cable television) and may not be comparable to similarly titled measures as used by other companies.

Unless otherwise indicated:

•	we obtained total radio industry revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we obtained audience share and ranking information from Nielsen Audio, Inc. (“Nielsen”); and

•	we derived historical market statistics and market revenue share percentages from data published by Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey (“BIA”), a media and telecommunications advisory services firm.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic sluggishness and volatility, credit and equity market unpredictability, employment outlook uncertainties and continued fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) that could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition from new media and new content distribution platforms and technologies;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Radio One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Radio One,” “the Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2016, we owned and/or operated 55 broadcast stations located in 15 of the top 35 urban markets in the United States. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, the Radio One strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media and entertainment properties. Our diverse media and entertainment interests include our ownership of TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates our syndicated programming assets, including the Tom Joyner Morning Show, the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell, the Russ Parr Morning Show, the Ed Lover Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind, News One, TheUrbanDaily and HelloBeautiful, our online social networking websites, including BlackPlanet and MiGente. Most recently, we invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences. The Company anticipates changing its corporate name from “Radio One, Inc.” to “Urban One, Inc.” to have a name more reflective of our multi-media business operations.  We anticipate this change to occur prior to our reporting of our results for the period ending March 31, 2017.  Our core radio broadcasting franchise will continue to operate under the brand “Radio One.”  We will also retain our other brands, such as TV One and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

As of June 2011, our remaining Boston radio station was made the subject of a TBA whereby we made available, for a fee, air time on the station to another party. In December 2013, we renegotiated the terms of the TBA, which expired in December 2016, at which time the station was conveyed. As a result, that station’s radio broadcasting license was classified as a short-term other asset as of December 31, 2015, and was amortized through the conveyance date of December 6, 2016.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television.

Our Stations and Markets

The table below provides information about our radio stations and the markets in which we owned or operated such stations as of December 31, 2016.

	Radio One			Market Data
Market	Number of Stations(1)		Entire Audience Four Book Average Audience Share(2)	Ranking by Size of African-American Population Persons 12+(3)	Estimated Fall 2016 Metro Population Persons 12+
	FM	AM			Total (millions)	African- American %
Atlanta	4	-	13.8	2	4.7	34.1
Washington, DC	3	2	12.3	4	4.9	26.7
Houston	3	-	12.1	5	5.7	17.4
Philadelphia	3	-	6.6	7	4.6	20.6
Dallas	2	-	4.4	6	6.0	16.1
Detroit	3	1	8.4	8	3.8	22.0
Baltimore	2	2	16.9	11	2.4	28.9
Charlotte	3	-	10.8	13	2.2	22.7
St. Louis	2	-	10.2	16	2.3	18.6
Cleveland	2	2	12.8	18	1.8	20.0
Raleigh-Durham	4	-	17.2	19	1.5	22.6
Richmond(4)	4	1	19.9	22	1.0	30.1
Columbus	4	-	8.5	26	1.6	16.3
Indianapolis	3	1	15.8	28	1.5	16.2
Cincinnati	2	1	6.8	35	1.8	12.7
Total	44	10

(1)	WDNI-CD (formerly WDNI-LP), the low power television station that we operate in Indianapolis is not included in this table and constitutes the 55th broadcast station.
(2)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2016 Nielsen Survey.
(3)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2016.
(4)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

The African-American Market Opportunity

 We believe that urban-oriented media primarily targeting African-Americans continues as an attractive opportunity for the following reasons:

African Americans Remain Heavy Consumers of Media. While radio is a maturing industry, radio consumption among African-Americans remains high. A recent survey indicates that 91% of all African-Americans aged 12 and older – 31 million people — tune into radio each week. On average, African-Americans listen to more radio relative to the total population at all age levels but particularly in the youngest and Baby Boomer age ranges. African-Americans aged 12-17 listen to an average of over 11% more hours of radio per month than does the total 12-17 population. Further, African-Americans aged 50-64 listen to an average of over 9% more hours of radio per month than the total 50-64 population. Indeed, African-Americans listen to the radio on average more than any other ethnic group, with African-Americans on average having more than 60 hours of radio listening time per month. Critical to advertisers, in the top 50 designated market areas, radio reaches on average each month 94% of African-Americans with a household income of $75,000 or more and 93% of African-Americans who are college graduates. (Source: “African-American Consumers: The Untold Story”, The Nielsen Company 2015.) African-Americans are also heavily engaged viewers of television and video content, particularly live TV. African-American millennials watch an average of almost 33 hours of TV per week, a rate 61% higher than the average weekly hours for their total market counterparts and African-Americans aged 35 to 49 average 48 hours per week watching TV, a rate 49% higher than the average weekly hours for their total market counterparts. (Source: “Young, Connected and Black”, The Nielsen Company 2016.)

African-American Population Growth. The African-American population grew 21% between 2004 and 2014, with the United States African-American population now at 46.3 million (Source: U.S. Census, American Community Survey, 2014 Report.) There are 11.5 million African-American millennials representing 14% of the total 83.1 million millennial population. Thus, African-American millennials also comprise 25% of the total African-American population. (Source: “Young, Connected and Black”, The Nielsen Company 2016.) This is important as other demographic segments perceive African-Americans as a driving force for popular culture: 73% of whites and 67% of Hispanics believe African-Americans influence mainstream American culture. (Source: “Resilient, Receptive and Relevant: The African-American Consumer,” Nielsen, 2013.)

High African-American Geographic Concentration. An analysis of the African-American population shows a high degree of geographic concentration. Indeed, according to recent census data, about 60% of African-Americans live in 10 states. The 10 states with the largest African-American populations in 2014 were New York (3.8 million), Texas (3.6 million), Florida (3.6 million), Georgia (3.3 million), California (3.0 million), North Carolina (2.3 million), Illinois (2.0 million), Maryland (1.9 million), Virginia (1.8 million) and Ohio (1.6 million). (Source:   U.S. Census Bureau 2014 Estimate). In 2015, the states with the largest African-American buying power were New York ($109 billion), Texas ($106 billion), California ($84 billion), Georgia ($81 billion), Florida ($80 billion), Maryland ($69 billion), North Carolina ($55 billion), Virginia ($49 billion), Illinois ($49 billion) and New Jersey ($42 billion). These states are also expected to see African-American buying power grow at rates between 14% and 32% between 2015 and 2020. Thus, tremendous opportunities exist for geo-target campaigns towards African-Americans in these states. (Source: “Young, Connected and Black”, The Nielsen Company 2016.)

Higher African-American Income Growth. The economic status of African-Americans has improved at an above-average rate over the past two decades. African-American buying power reached $1.2 trillion in 2015 and is expected to increase to over $1.4 trillion by 2020. African-American consumers’ share of the nation’s total buying power will rise to 8.8% in 2018, accounting for almost nine cents out of every dollar that is spent. (Source: “The Multicultural Economy 2013,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2013.)  The share of African-American households with incomes under $25,000 declined from 43% in 2004 to 37% in 2014. For the $25,000-$50,000 income bracket, the decline was from 28% to 26%. At the same time, the share of African-American households with incomes from $50,000 to $75,000 and $75,000 to $100,000 increased from 15% to 16% and from 7% to 9%, respectively. Further, the share with annual incomes over $100,000 increased from 7% to 12%. While these numbers are not adjusted for inflation, comparisons to the broader population provide further context. From 2004 to 2014, the number of African-American households with incomes between $50,000 and $75,000 increased 18% while the increase was just 2% for the population as a whole. During the same time frame, the number of African-American households with incomes between $75,000 and $100,000 annually increased 35% while the increase was 16% for the total population and the number of African-American households with incomes over $100,000 increased 95% compared to 66% for the population as a whole. (Source: “Young, Connected and Black”, The Nielsen Company 2016.)

Growing Influence of African-American Culture. The African-American population, on average, is younger than the average age for the total U.S. population, with an average age of 31.4 years, compared to 39 years for the non-Hispanic White population and 37.7 years for the total population. Almost 30% of the African-American population is under the age of 18. Because of their relative youth and role as avid consumers African-Americans are also key influencers and creators of pop culture. (Source: “African-American Consumers: The Untold Story”, The Nielsen Company 2015.) Further, we believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of politics, music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries have embraced this urbanization trend in their products as well as in their advertising messages. Indeed, African-American celebrities are among the most well-known, influential personalities and trendsetters across the entertainment landscape. In music, Beyoncé is one of the top three trendsetting artists in the pop genre, Will Smith is the third most widely recognized actor in film, Oprah Winfrey is viewed as the most influential media personality in television and Michael Jordan is the highest marketable celebrity in all of sports. (Source: Nielsen Entertainment, N-Score 2015.)

Growth in Advertising Targeting the African-American Market. We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within a mature domestic market. African-American consumers have behavior patterns distinguishable from those of the general market population. For example, African-Americans as a group are, relative to the total population, heavier consumers of media and shop more frequently. (Source: “Resilient, Receptive and Relevant: The African-American Consumer,” Nielsen, 2013.) We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand African-American consumers, and to relate to them with messages that are relevant to their community. These advertisers are accomplishing this by visibly and consistently engaging the African-American consumer, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty. Using multiple platforms to reach African-American consumers is an effective marketing strategy as 62% of African-Americans are likely to feel advertising content accessed via mobile phones and devices is useful. Fifty-three percent agreed that TV ads provided useful information about new products and services, while the respective percentages of African-Americans that felt advertising accessed via other media was useful (newspapers (47%), magazines (46%), radio (39%), and internet (38%)) was similar to the percentages for the general population. (Source: “Powerful, Growing, Influential. The African-American Consumer, 2014 Report,” Nielsen and Essence, 2014.) In 2015, $2.3 billion was spent on advertising focused on African-American audiences, with $1.3 billion spent on cable TV, $545 million spent on spot radio, $258 million spent on broadcast television and $204 million spent on syndicated television. (Source: “Young, Connected and Black”, The Nielsen Company 2016.)

Significant and Growing Internet Usage and Its Social Impact within the African-American Community. African-American households outnumber each other ethnic (non-white) category of households as far as the number of households that reported using the internet. (Source: U.S. Census Bureau, May 2013, “Computer and Internet Use in the United States.”) African-Americans are the second ranked cultural group with respect to percentage of smartphone ownership, with 91% of African-Americans owning smartphones compared to 94% of Asian-Americans. Indeed, a full 55% of African-American millennials say they spend an hour or more daily on social media sites and some 29% say they spend 3 or more hours a day on social media sites. In addition to interacting for maintaining relationships, African-American millennials in particular use social media to raise awareness within the African-American community. The most notable example is the BlackLivesMatter movement which developed from a #movement to an ideological, political and social justice phenomenon. (Source: “Young, Connected and Black”, The Nielsen Company 2016.)

Business Strategy

Radio Station Portfolio Optimization. Within our core radio business, our core franchise remains targeted toward the African-American and/or urban listener and consumer. Our portfolio management strategy is to make select acquisitions of radio stations, primarily in markets where we already have a presence, and to divest stations which are no longer strategic in nature. Depending on market conditions, we may divest stations that do not have an urban format or stations located in smaller markets or markets where the African-American population is smaller, on a relative basis, than other markets in which we operate. Further, given market conditions, changes in ratings methodologies and economic and demographic shifts, from time to time, we may reprogram some of our stations in underperforming segments of certain markets. Through our portfolio management strategy, we are continually looking for opportunities to upgrade the performance of existing radio stations through reprogramming or by strengthening their signals to reach a larger number of potential listeners.

Investment in Complementary Businesses. We continue to invest in complementary businesses in the media and entertainment industries. The primary focus of these investments is on businesses that provide entertainment and information content to African-American and urban consumers. We own 100% of TV One, one of the largest cable television networks targeting African-Americans. In December 2014, we acquired the website and brand Global Grind which have been integrated into our Interactive One operations - including the largest social networking site by members primarily targeted at African-Americans. And, most recently, in November 2016, we invested in MGM’s world-class casino property, MGM National Harbor, located in the predominately African-American county Prince George’s County, Maryland. This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic. Under the Radio One umbrella, the consolidation of these media and entertainment properties and investments into our operations is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers. We believe that our unique position as a diversified media and entertainment company focused on the African-American consumer provides us with a competitive advantage in these new businesses.

Top 50 African-American Radio Markets in the United States

The table below notes the top 50 African-American radio markets in the United States. The bold text indicates markets where we own and/or operate radio stations. Population estimates are for 2016 and are based upon data provided by Nielsen.

		African-	Percentage of
		American	the Overall
		Population	Population
Rank	Market	(Persons 12+)	(Persons 12+)
		(In thousands)
1	New York	2,771	16.9%
2	Atlanta	1,618	34.1%
3	Chicago	1,347	16.9%
4	Washington, DC	1,306	26.7%
5	Houston-Galveston	992	17.4%
6	Dallas-Ft. Worth	960	16.1%
7	Philadelphia	945	20.6%
8	Detroit	839	22.0%
9	Miami-Fort Lauderdale	835	20.7%
10	Los Angeles	822	7.2%
11	Baltimore	697	28.9%
12	Memphis	516	46.1%
13	Charlotte-Gastonia-Rock Hill	512	22.7%
14	San Francisco	449	6.7%
15	Norfolk-Virginia Beach-Newport News	439	31.2%
16	St. Louis	436	18.6%
17	New Orleans	396	31.5%
18	Cleveland	354	20.0%
19	Raleigh-Durham	349	22.6%
20	Boston	331	7.7%
21	Tampa-St. Petersburg	313	11.8%
22	Richmond	313	30.1%
23	Orlando	303	16.7%
24	Greensboro-Winston-Salem	290	22.7%
25	Birmingham	272	29.6%
26	Columbus, OH	268	16.3%
27	Jacksonville	267	21.1%
28	Indianapolis	247	16.2%
29	Seattle-Tacoma	246	6.5%
30	Minneapolis-St. Paul	245	8.4%
31	Baton Rouge	243	34.8%
32	Nassau-Suffolk	241	9.7%
33	Nashville	236	16.5%
34	Milwaukee-Racine	233	15.5%
35	Cincinnati	230	12.7%
36	Kansas City	229	13.3%
37	West Palm Beach-Boca Raton	224	17.7%
38	Las Vegas	219	12.0%
39	Phoenix	210	5.9%
40	Middlesex-Somerset-Union	203	13.7%
41	Jackson, MS	201	48.1%
42	Columbia, SC	200	33.5%
43	Hudson Valley	193	12.7%
44	Riverside-San Bernardino	181	8.8%
45	Pittsburgh, PA	178	8.9%
46	Charleston, SC	169	26.0%
47	Greenville-Spartanburg	168	17.6%
48	Augusta, GA	166	34.7%
49	Louisville	159	15.3%
50	Sacramento	158	8.0%

Multi-Media Operating Strategy

To maximize net revenue and broadcast and internet operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Complementing our core broadcast radio franchise are our syndicated radio, cable television, and online media interests. Through our national presence across our various media, we provide our customers with a multi-media advertising platform that is a unique and powerful delivery mechanism toward African-Americans and other urban consumers. We believe that as we continue to diversify into other media, the strength and effectiveness of this unique platform will become even more compelling.  The success of our strategy relies on the following:

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

Ownership and Syndication of Programming Content

To diversify our revenue base beyond the markets in which we physically operate, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of multi-media distribution assets or through distribution assets owned by others. If we distribute content through others, we are paid for providing this content or we receive advertising inventory which we monetize through our adverting sales. Our programming content efforts have included our investment in TV One and its related programming and the acquisition and development of our interactive brands including Global Grind, BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful. Our efforts also include the development and distribution of several syndicated radio shows, including the Tom Joyner Morning Show, the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell, the Russ Parr Morning Show, the Ed Lover Show and the DL Hughley Show. In addition to being broadcast on Radio One stations, our syndicated radio programming also was available on over 223 non-Radio One stations throughout the United States as of December 31, 2016.

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

We have created a national platform of radio stations and syndicated programming in some of the largest African-American consumer markets. Our radio platform together with our syndicated programming platform has the ability to reach approximately 20 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Given the high degree of geographic concentration among the African-American population, national advertisers find advertising on our radio stations an efficient and cost-effective way to reach this target audience. Through integrated sales efforts, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising inventory, and increasing the capacity utilization of our inventory and making our sales efforts more efficient. We have also created a dedicated online sales force as part of our internet segment. Our leading advertising products, custom marketing solutions, and integrated inventory opportunities provide our advertising customers a unique vehicle to reach online African-American consumers at scale. To allow marketers to reach our audience across all of our platforms (radio, including syndication, television, and online) in an efficient way, we offer “One Solution”, a cross-platform/brand sales and marketing effort which allows top tier advertisers to take full advantage of our complete suite of offerings through a one-stop shop approach.

In order to create advertising loyalty, we strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that we have achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. At these events, advertisers buy sponsorships, signage, booth space, and/or broadcast promotions to sell a variety of goods and services to African-American consumers.

Strong Management and Performance-Based Incentives

We focus on hiring and retaining highly motivated and talented individuals in each functional area of our organization who can effectively help us implement our growth and operating strategies. Our management team is comprised of a diverse group of individuals who bring significant expertise to their functional areas. To enhance the quality of our management in the areas of sales and programming, general managers, sales managers and program directors have significant portions of their compensation tied to the achievement of certain performance goals. General Managers’ compensation is based partially on increasing market share and achieving broadcast and internet operating income benchmarks, which creates an incentive for management to focus on both sales growth and profitability. Additionally, sales managers and sales personnel have incentive packages based on sales goals, and program directors and on-air talent have incentive packages focused on maximizing ratings in specific target segments. Our One Solution sales approach seeks to drive incremental revenue and value across all of our media properties and includes performance-based incentives for our sales team.

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

Our Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations as of December 31, 2016. Market population data and revenue rank data are from BIA/Kelsey “Investing in Radio Market Report”, 2016 Fourth Edition. Audience share and audience rank data are based on Nielsen Surveys unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations.

					Audience	Audience	Share in	Rank in
	2016 Metro	Year		Target Age	Share in 12+	Rank in 12+	Target	Target
Market	Population	Acquired	Format	Demographic	Demographic	Demographic	Demographic	Demographic
Atlanta	8
WPZE-FM		2004	Contemporary Inspirational	25-54	4.1	9	3.5	13
WHTA-FM		2002	Urban Contemporary	18-34	4.9	4	9.2	1
WAMJ-FM		1999	Urban AC	25-54	3.7	14	3.9	11
WUMJ-FM		1999	Urban AC	25-54	*	*	*	*

Washington, DC	7
WKYS-FM		1995	Urban Contemporary	18-34	3.5	12	6.8	3
WMMJ-FM		1987	Urban AC	25-54	4.9	5	2.9	15
WPRS-FM		2008	Contemporary Inspirational	25-54	3.6	9	4.6	7
WOL-AM		1980	News/Talk	35-64	0.3	34	0.4	33
WYCB-AM		1998	Gospel	35-64	0.0	n/a	n/a	n/a

Philadelphia	9
WPPZ-FM		1997	Contemporary Inspirational	25-54	1.7	21	1.4	21
WPHI-FM		2000	Urban Contemporary	18-34	1.6	22	2.4	18
WRNB-FM		2004	Urban AC/Old School	25-54	3.3	12	3.1	15

Houston	6
KMJQ-FM		2000	Urban AC	25-54	6.5	2	5.4	4
KBXX-FM		2000	Urban Contemporary	18-34	4.3	7	8.2	1
KROI-FM		2004	Urban Contemporary	25-54	1.3	23	1.7	21

Detroit	12
WGPR-FM		(1)	Urban Contemporary	18-34	2.5	19	5.2	5
WDMK-FM		1998	Urban AC	25-54	3.8	13	3.9	11
WPZR-FM		1998	Contemporary Inspirational	25-54	1.9	20	2.0	18
WCHB-AM		1998	News/Talk	35-64	0.2	33	0.2	33

Dallas	5
KBFB-FM		2000	Urban Contemporary	18-34	2.7	15	4.9	4
KSOC-FM		2001	Urban Contemporary	25-54	1.7	23	2.3	20

Baltimore	21
WERQ-FM		1993	Urban Contemporary	18-34	8.0	1	13.7	1
WWIN-FM		1992	Urban AC	25-54	7.9	2	7.9	2
WOLB-AM		1993	News/Talk	35-64	0.2	46	0.2	46
WWIN-AM		1992	Gospel	35-64	0.3	41	0.3	41

					Audience	Audience	Share in	Rank in
	2016 Metro	Year		Target Age	Share in 12+	Rank in 12+	Target	Target
Market	Population	Acquired	Format	Demographic	Demographic	Demographic	Demographic	Demographic
Charlotte	24
WPZS-FM		2004	Contemporary Inspirational	25-54	3.2	15	2.4	16
WOSF-FM		2014	Urban AC/Old School	25-54	5.3	5	5.3	5
WQNC-FM		2004	Urban Contemporary	18-34	2.3	18	4.6	9

St. Louis	22
WFUN-FM		1999	Urban AC/Old School	25-54	4.9	10	4.5	11
WHHL-FM		2006	Urban Contemporary	18-34	5.3	6	9.6	2

Cleveland	33
WENZ-FM		1999	Urban Contemporary	18-34	5.5	8	11.3	1
WERE-AM		2000	News/Talk	35-64	n/a	n/a	n/a	n/a
WZAK-FM		2000	Urban AC	25-54	7.0	5	6.1	9
WJMO-AM		1999	Contemporary Inspirational	25-54	0.3	27	0.4	24

Raleigh-Durham	38
WQOK-FM		2000	Urban Contemporary	18-34	5.4	7	9.2	2
WFXK-FM		2000	Urban AC	25-54	**	**	**	**
WFXC-FM		2000	Urban AC	25-54	7.5	2	7.8	1
WNNL-FM		2000	Contemporary Inspirational	25-54	4.3	9	3.7	12

Richmond(2)	54
WCDX-FM		2001	Urban Contemporary	18-34	5.1	7	11.1	2
WPZZ-FM		1999	Contemporary Inspirational	25-54	5.2	6	4.3	8
WKJS-FM		2001	Urban AC	25-54	9.2	1	8.9	1
WKJM-FM		2001	Urban AC	25-54	***	***	***	***
WTPS-AM		2001	News/Talk	35-64	0.4	27	0.3	26

Columbus	37
WCKX-FM		2001	Urban Contemporary	18-34	3.8	10	6.8	5
WBMO-FM		2001	Urban Contemporary	25-54	1.7	20	2.3	16
WXMG-FM		2016	Urban AC	25-54	2.3	15	1.8	19
WJYD-FM		2016	Contemporary Inspirational	25-54	0.7	24	0.5	25

Indianapolis(3)	39
WHHH-FM		2000	Urban Contemporary	18-34	4.5	11	7.7	3
WTLC-FM		2000	Urban AC	25-54	6.9	3	5.5	6
WNOW-FM		2000	Pop/CHR	18-34	3.1	14	5.2	7
WTLC-AM		2001	Contemporary Inspirational	35-64	0.8	25	0.8	23

Cincinnati	30
WIZF-FM		2001	Urban Contemporary	18-34	3.6	11	6.1	7
WOSL-FM		2006	Urban AC/Old School	25-54	2.7	15	2.6	15
WDBZ-AM		2007	News/Talk	35-64	0.5	27	0.5	29

AC—refers to Adult Contemporary

CHR—refers to Contemporary Hit Radio

R&B—refers to Rhythm and Blues

Pop—refers to Popular Music

Old School – refers to Old School Hip/Hop

*	Simulcast with WAMJ-FM
**	Simulcast with WFXC-FM
***	Simulcast with WKJS-FM

(1)	Station was operating under a TBA as of December 31, 2016. The TBA expires December 31, 2019.

(2)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

(3)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

Radio Advertising Revenue

For the year ended December 31, 2016, approximately 42.6% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 61.2% of our net revenue from our core radio business for the year ended December 31, 2016, was generated from the sale of local advertising and 34.6% from sales to national advertisers, including network/syndication advertising. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales, and revenue related to sponsored events, management fees and other revenue.

Advertising rates charged by radio stations are based primarily on:

•	a radio station’s audience share within the demographic groups targeted by the advertisers;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply and demand for radio advertising time.

A radio station’s listenership is measured by the Portable People MeterTM (the “PPMTM”) system or diary ratings surveys, both of which estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience size, set advertising rates and adjust programming. Advertising rates are generally highest during the morning and afternoon commuting hours.

Strategic Diversification and Other Sources of Revenue and Income

We have expanded our operations to include other media forms that are complementary to our core radio business.  In December 2014, we acquired certain assets of GG Digital, Inc., including the website and brand Global Grind. The Global Grind website and brand have been integrated into our online operations as part of Interactive One, which includes the largest social networking site by members primarily targeted at African-Americans. Interactive One derives revenue from advertising services on non-radio station branded websites, and studio services where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations which provide third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Tom Joyner Morning Show, the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell, the Russ Parr Morning Show, the Ed Lover Show and the DL Hughley Show. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2016, the Tom Joyner Morning Show was broadcast on 88 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media operates www.BlackAmericaWeb.com, an African-American targeted website and also operates the Tom Joyner Family Reunion and various other special event-related activities.

TV One derives its revenue principally from advertising and affiliate revenue. Advertising revenue is derived from the sale of television air time to advertisers and is recognized when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based upon a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate.

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

Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, gaming and entertainment, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the Internet, smartphones, cellular phones, tablets, and the home entertainment market.

Competition

The media industry is highly competitive and we face intense competition across our core radio franchise and all of our complementary media properties. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure that our properties will maintain or increase their current ratings, market share or advertising revenue.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot guarantee that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed including the following:

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

Along with most other public radio companies, we have invested in iBiquity, a developer of digital audio broadcast technology. In connection with the investment, we committed to convert most of our analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure that these arrangements will be successful or enable us to adapt effectively to these new media technologies.

Our internet segment competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as AmazonTM, NetFlixTM, Yahoo!TM, GoogleTM, and MicrosoftTM and social networking sites such as FacebookTM and traditional media companies, which are increasingly offering their own internet products and services both organically and through acquisition. The Internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

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

The Communications Act prohibits the assignment of an FCC license, or the transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant or renew a radio broadcast license or consent to assignment or transfer of a license, the FCC considers a number of factors, including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character and other qualifications of the licensee (or proposed licensee) and compliance with the Anti-Drug Abuse Act of 1988. A licensee’s failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of sanctions, including admonishment, fines, the grant of a license renewal for less than a full eight-year term or with conditions, denial of a license renewal application, the revocation of an FCC license, and/or the denial of FCC consent to acquire additional broadcast properties.

Congress, the FCC and, in some cases, other federal agencies and local jurisdictions, are considering or may in the future consider and adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

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

Radio One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we own the license as of December 31, 2016. Stations which we do not own as of December 31, 2016, but operate under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station’s antenna and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station.

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT in Meters	Operating Frequency	Expiration Date of FCC License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2020
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2020
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2020
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2020

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2019
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2019
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2019
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2019
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2019

Philadelphia	WPPZ-FM	1997	A	0.27	338.0	103.9 MHz	8/1/2022
	WRNB-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2022
	WPHI-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2022

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2021
	KBXX-FM	2000	C	95.0	585.0	97.9 MHz	8/1/2021
	KROI-FM	2004	C1	21.36	526	92.1 MHz	8/1/2021

Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2020
	WCHB-AM	1998	B	50.0	N/A	1200 kHz	10/1/2020
	WPZR-FM	1998	B	50.0	152.0	102.7 MHz	10/1/2020

Dallas	KBFB-FM	2000	C	99.0	574	97.9 MHz	8/1/2021
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2021

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2019
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2019
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2019
	WERQ-FM	1993	B	37.0	173.0	92.3 MHz	10/1/2019

Charlotte	WQNC-FM	2000	C3	10.5	154.0	92.7 MHz	12/1/2019
	WPZS-FM	2004	A	5.2	107.0	100.9 MHz	12/1/2019
	WOSF-FM	2014	C1	51.0	395.0	105.3 MHz	12/1/2019

St. Louis	WFUN-FM	1999	C3	10.5	155.0	95.5 MHz	12/1/2020
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2021

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2020
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2020
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2020
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2020

Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2019
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2019
	WFXC-FM	2000	C3	8.0	146.0	107.1 MHz	12/1/2019
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2019

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2019
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2019
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2019
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2019
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2019

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2020
	WBMO-FM	2001	A	6.0	99.0	106.3 MHz	10/1/2020
	WXMG-FM	2016	B	21.0	232.0	95.5 MHz	10/1/2020
	WJYD-FM	2016	A	6.0	100.0	107.1 MHz	10/1/2020

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT in Meters	Operating Frequency	Expiration Date of FCC License
Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2020
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2020
	WNOW-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2020
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2020

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2020
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2020
	WOSL-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2020

*	Our Boston station, WILD-AM, was sold on December 6, 2016.

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

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens or by any entity that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. entities. The Communications Act prohibits indirect foreign ownership or control through a parent company of the licensee of more than 25% if the FCC determines the public interest will be served by the refusal or revocation of such license.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before this 25% limit may be exceeded, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments, or foreign business entities. In November 2013, the FCC clarified that it would entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters may use to assess their compliance with the foreign ownership restrictions.

The FCC applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Certain passive investors that hold stock for investment purposes only may hold attributable interests with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder, and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions, generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

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

The FCC concluded its most recent review of its media ownership rules in August 2016, adopting a decision that retained the local radio ownership rules, the radio-television cross-ownership rule and the prohibition on newspaper-radio cross-ownership without significant changes. The FCC’s August 2016 decision is subject to pending petitions for reconsideration and court appeals.

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

Programming and Operations. The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating its responsiveness. The FCC considers complaints from viewers or listeners about a broadcast station’s programming, and the station is required to maintain letters and emails it receives from the public regarding station operation in a public file for three years.  In January 2016, the FCC adopted rules requiring that radio stations post and maintain their public inspection files online.  The rules require that, on a phased-in basis, stations upload their files into an FCC-maintained database that will display the contents of each station’s file to the public.  Moreover, the FCC has proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.  Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Employees

As of December 31, 2016, we employed 994 full-time employees and 354 part-time employees. Our employees are not unionized.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

In an enterprise as large and complex as ours, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant, but are not listed in any particular order. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Risks Related to the Nature and Operations of Our Business

The state and condition of the global financial markets and fluctuations in the global and U.S. economies may have an unpredictable impact on our business and financial condition.

From time to time, the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, sluggishness in the global and U.S. economies has produced concern over public and private debt levels, high unemployment/underemployment, a drop in consumer confidence and spending, and continued slowness in the U.S. housing market. These factors have impacted corporate profits and resulted in cutbacks in advertising budgets. If the economic sluggishness and/or levels of market disruption and volatility continue or worsen, we may experience further, potentially material, adverse effects on our business, financial condition, results of operations, and our ability to access capital. For example, any worsening of the economy, credit markets, continuing geopolitical uncertainty, a continuation of market volatility, or further weakness in employment or consumer spending could continue to adversely impact the overall demand for advertising. Such a result could have a negative effect on our revenues and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. Finally, any rise in interest rates could significantly impact our cash flows and costs of operations given our levels of debt.

Any deterioration in the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.

If economic conditions change, or other adverse factors outside our control arise, our operations could be negatively impacted, which could prevent us from maintaining compliance with our debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, we would implement remedial measures, which could include, but not be limited to, operating cost and capital expenditure reductions and deferrals. In addition, we could implement de-leveraging actions, which may include, but not be limited to, other debt repayments, subject to our available liquidity and contractual ability to make such repayments and/or debt refinancings and amendments.

We have historically incurred net losses which could continue into the future.

We have historically reported net losses in our consolidated statements of operations, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, interest expenses (both cash and non-cash), net losses incurred for discontinued operations, and revenue declines caused by weakened advertising demand resulting from the current economic environment. For the years ended December 31, 2016, 2015 and 2014, we experienced net losses of $423,000, approximately $74.0 million and $62.7 million, respectively. These results have had a negative impact on our financial condition and could be exacerbated in a poor economic climate. If these trends continue in the future, they could have a material adverse effect on our financial condition.

Our revenue is substantially dependent on spending and allocation decisions by advertisers, and seasonality and/or weakening economic conditions may have an impact upon our business.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Any reduction in advertising expenditures or changes in advertisers’ spending priorities and/or allocations across different types of media/platforms or programming could have an adverse effect on the Company’s revenues and results of operations. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce, or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In addition, advertising revenues in even-numbered years tend to benefit from advertising placed by candidates for political offices. The effects of such seasonality (including the weather), combined with the severe structural changes that have occurred in the U.S. economy, make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Advertising expenditures also tend to be cyclical and reflect general economic conditions, both nationally and locally. Because we derive a substantial portion of our revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce our revenues or hinder our ability to increase these revenues. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial, entertainment, and retail industries, represent a significant portion of our advertising revenues. Structural changes (such as reduced footprints in retail and the movement of retailers online) and business failures in these industries have affected our revenues and continued structural changes or business failures in any of these industries could have significant further impact on our revenues. Any political, economic, social, or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect our advertising revenues or our ability to increase such revenues. In addition, because many of the products and services offered by our advertisers are largely discretionary items, weakening economic conditions or changes in consumer spending patterns could reduce the consumption of such products and services and, thus, reduce advertising for such products and services. Changes in advertisers’ spending priorities during economic cycles may also affect our results. Disasters (domestic or external to the United States), acts of terrorism, political uncertainty or hostilities could also lead to a reduction in advertising expenditures as a result of supply or demand issues, uninterrupted news coverage and economic uncertainty.

Pricing for advertising may continue to face downward pressure.

In response to weakness and fluctuations in the economy, some advertisers have increasingly purchased lower-priced inventory rather than higher-priced inventory and demanded lower pricing, in addition to increasingly purchasing later and through advertising inventory from third-party advertising networks. If advertisers continue to demand lower-priced inventory and/or otherwise continue to put downward pressure on pricing, our operating margins and ability to generate revenue could be further adversely affected.

Our success is dependent upon audience acceptance of our content, particularly our television and radio programs, which is difficult to predict.

Video and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which can change quickly and are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict. Our failure to obtain or retain rights to popular content on any part of our multi-media platform could adversely affect our revenues.

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

Television content production is inherently a risky business because the revenues derived from the production and distribution of a television program and the licensing of rights to the associated intellectual property depends primarily upon the public’s level of acceptance, which is difficult to predict. The commercial success of a television program also depends upon the quality and acceptance of other competing programs in the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that TV One receives. Poor ratings can lead to a reduction in pricing and advertising revenues. Consequently, low public acceptance of TV One’s content may have an adverse effect on TV One’s results of operations. Further, other competitive networks, such as the networks launched by Oprah Winfrey (OWNTM), Sean Combs (REVOLT TVTM), and Magic Johnson (ASPIRETM), could take away from our audience share and ratings and thus have an adverse effect on TV One’s results of operations.

Finally, the costs of developing and distributing content and programming most popular with the public may change significantly if new performance royalties (such as those that have been proposed by members of Congress from time to time) are imposed upon radio broadcasters or internet operators and such changes could have a material impact upon our business. In this regard, a new performing rights organization, Global Music Rights (“GMR”), has been formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performing rights organizations. If a significant number of musical composition copyright owners withdraw from the established performing rights organizations, or if new performing rights organizations form to license compositions that are not already licensed, our royalty rates or negotiation costs could increase.

A disproportionate share of our radio segment revenue comes from a small number of geographic markets and from Reach Media.

For the year ended December 31, 2016, approximately 42.6% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operate radio stations accounted for approximately 50.6% of our radio station net revenue for the year ended December 31, 2016. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 23.6% of our total consolidated net revenue for the year ended December 31, 2016. Revenue from the operations of Reach Media, along with revenue from four of the 15 markets in which we operate radio stations, accounted for approximately 33.4% of our total consolidated net revenue for the year ended December 31, 2016. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations.

We may lose audience share and advertising revenue to our competitors.

Our media properties compete for audiences and advertising revenue with other radio stations and station groups and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, “over the top providers” on the internet and direct mail. Adverse changes in audience ratings, internet traffic, and market shares could have a material adverse effect on our revenue. Larger media companies, with more financial resources than we have may target our core audiences or enter the segments or markets in which we operate, causing competitive pressure. Further, other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for our core audiences and advertisers. Competition for our core audiences or in any of our segments or markets could result in lower ratings or traffic and, hence, lower advertising revenue for us, or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control, could also cause changes in audience ratings or market share. Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure that we will be able to maintain or increase our current audience ratings and advertising revenue.

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

Our diversification strategy partially depends on our ability to identify attractive opportunities at reasonable prices and to divest properties that are no longer strategic to our business. Further, entering new businesses may subject us to additional risk factors. Some of the material risks that could hinder our ability to implement this strategy include:

•	economic fluctuations;

•	limitations under the terms of our credit facilities and/or bond indentures;

•	inability to find buyers for media properties we target for sale at attractive prices due to decreasing market prices for radio stations or the inability of a potential buyer to obtain credit;

•	failure or delays in completing acquisitions or divestitures due to difficulties in obtaining required regulatory approval, including possible difficulties by the seller or buyer in obtaining antitrust approval for acquisitions in markets where we already own multiple stations or establishing compliance with broadcast ownership rules;

•	reduction in the number of suitable acquisition targets due to increased competition for acquisitions;

•	we may lose key employees of acquired companies or stations;

•	difficulty in integrating operations and systems and managing a diverse media business;

•	failure of some acquisitions to prove profitable (or as profitable as anticipated) or generate sufficient cash flow;

•	changes in distribution arrangements or methods for our content and across our media properties; and

•	inability to finance acquisitions on acceptable terms, through incurring debt or issuing stock.

 We can provide no assurance that our diversification strategy will be successful.

We must respond to the rapid changes in technology, content offerings, services, and standards across our entire platform in order to remain competitive.

Technological standards across our media properties are evolving and new distribution technologies/platforms are emerging at a rapid pace. We cannot assure that we will have the resources to acquire new technologies or to introduce new features, content or services to compete with these new technologies. New media has resulted in fragmentation in the advertising market, and we cannot predict the effect, if any, that additional competition arising from new technologies or content offerings may have across any of our business segments or our financial condition and results of operations, which may be adversely affected if we are not able to adapt successfully to these new media technologies or distribution platforms. The continuing growth and evolution of channels and platforms has increased our challenges in differentiating ourselves from other media platforms. We continually seek to develop and enhance our content offerings and distribution platforms/methodologies. Failure to effectively execute in these efforts, actions by our competitors, or other failures to deliver content effectively could hurt our ability to differentiate ourselves from our competitors and, as a result, have adverse effects across our business.

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

We currently hold various domain name registrations relating to our brands, including urban1.com, radio-one.com and interactiveone.com. The registration and maintenance of domain names are generally regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

Future asset impairment to the carrying values of our FCC licenses and goodwill could adversely impact our results of operations and net worth.

As of December 31, 2016, we had approximately $643.4 million in broadcast licenses and $258.3 million in goodwill, which totaled $901.7 million, and represented approximately 66.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded impairment charges against radio broadcasting licenses of approximately $1.3 million during the year ended December 31, 2016.

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

For the second and third quarters of 2016 and 2015, and for the first, second and third quarters in 2014, the total market revenue growth for certain markets in which we operate was below the estimated total market revenue growth used in our respective prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of each quarter-end date. We recorded an impairment charge of approximately $1.3 million related to our Columbus radio broadcasting licenses as part of our annual impairment testing as of October 1, 2016. We recorded an impairment charge of approximately $23.6 million related to our Cincinnati, Columbus, Dallas, Houston, Philadelphia, Raleigh and St. Louis radio broadcasting licenses as part of our annual impairment testing as of October 1, 2015. Finally, the Company also recorded an impairment charge of approximately $3.1 million related to our Cincinnati goodwill balance as part of our annual impairment testing as of October 1, 2015. The remaining radio broadcasting licenses that were tested during 2015 and 2016 were not impaired. There was no impairment identified as part of this testing in 2014. There were no impairment indicators present for any of our other radio broadcasting licenses. During the third and fourth quarters of 2015, the Company identified triggering events to perform a goodwill interim impairment analysis on the Interactive One reporting unit. The Company recorded a goodwill impairment charge related to Interactive One of approximately $14.5 million during the third quarter of 2015. There was no impairment identified during the fourth quarter of 2015 related to Interactive One. We did not identify any impairment indicators for the years ended December 31, 2016, 2015 and 2014 at our Reach Media or TV One reporting units. For the years ended December 31, 2016, 2015 and 2014, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $1.3 million, $41.2 million and $0, respectively.

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

We seek to limit the threat of content piracy because of its adverse effect on our businesses and profitability. These products reduce the revenue that we potentially could receive from the legitimate sale and distribution of products and services. In addition, if piracy were to increase, it could have an adverse effect on our businesses and profitability. Policing unauthorized use of our products and services and related intellectual property is often difficult, and the steps we take may not in every case prevent infringement by unauthorized third parties. Developments in technology increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. We have taken, and will continue to take, a variety of actions to combat piracy, both individually and, in some instances, together with industry associations. However, protection of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that our efforts to enforce our rights and protect our products, services, and intellectual property will be successful in preventing content piracy.

Risks Related to Regulation

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

Within our primary business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Currently, subject to renewal, our radio broadcasting licenses expire beginning in October 2019, and others expire at various times through August 1, 2022. While we anticipate receiving all renewals, interested third parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, as amended (the “Communications Act”), or is convicted of a felony or found to have engaged in certain other types of non-FCC related misconduct, the FCC may commence a proceeding to impose fines or other sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

The FCC’s media ownership rules could restrict our ability to acquire radio stations.

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain subject to further agency and court proceedings. In August 2016, the FCC concluded its most recent quadrennial review of its media ownership rules. See the information contained in “Business-Federal Regulation of Radio Broadcasting.”

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency and profanity definitions, coupled with the spontaneity of live programming. The FCC has in the past vigorously enforced its indecency rules against the broadcasting industry and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. In June 2012, the Supreme Court issued a decision which, while setting aside certain FCC indecency enforcement actions on narrow due process grounds, declined to rule on the constitutionality of the FCC’s indecency policies. Following the Supreme Court’s decision, the FCC requested public comment on the appropriate substance and scope of its indecency enforcement policy. It is not possible to predict whether and, if so, how the FCC will revise its indecency enforcement policies or the effect of any such changes on us. The fines for broadcasting indecent material are a maximum of $325,000 per utterance. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to our ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect our business and results of operations. In addition, third parties could oppose our license renewal applications or applications for consent to acquire broadcast stations on the grounds that we broadcast allegedly indecent programming on our stations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement, or other expansion took place and was found to be constitutional, some of TV One’s content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

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

A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our business uses to operate its services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of our business. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers.

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

Risks Related to TV One

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

TV One is dependent upon the maintenance of affiliation agreements with cable and direct broadcast distributors for its revenues, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such distributors. The loss of one or more of these arrangements could reduce the distribution of TV One’s programming services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscribers and associated subscriber fees. In addition, consolidation among cable distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect TV One’s ability to maintain or obtain distribution for its network programming on favorable or commercially reasonable terms, or at all. The results of renewals could have a material adverse effect on TV One’s revenues and results and operations. We cannot assure you that TV One will be able to renew its affiliation agreements on commercially reasonable terms, or at all. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our content, which may adversely affect our revenues from subscriber fees and our ability to sell national and local advertising time.

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.

TV One faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as HuluTM, NetflixTM, AppleTM, AmazonTM and GoogleTM, as well as gaming and other consoles such as Microsoft’s XboxTM, Sony’s PS4TM, Nintendo’s WiiTM, and RokuTM, are aggressively establishing themselves as alternative providers of video services, including online TV services. Most recently, new online distribution services have emerged offering live sports and other content without paying for a tradition cable bundle of channels. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and internet-connected televisions, may impact TV One’s distribution for its services and content. Additionally, devices or services that allow users to view television programs away from traditional cable providers or on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to TV One’s target audiences, our business could be adversely affected.

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

Pursuant to the terms of employment with our President and Chief Executive Officer, Mr. Alfred C. Liggins, III, in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of our aggregate investment in TV One (the “Employment Agreement Award”). Our obligation to pay the award was triggered after our recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event in excess of such invested amount. Mr. Liggins’ rights to the Employment Agreement Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment (but similar rights could be included in the terms of a new employment agreement or arrangement). As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities.

Risks Related to Our Corporate Governance Structure

Two common stockholders have a majority voting interest in Radio One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.

As of December 31, 2016, our Chairperson and her son, our President and CEO, collectively held approximately 95% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting upon Radio One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Radio One.

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

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

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

	High	Low
2016
First Quarter	$1.64	$1.23
Second Quarter	$3.13	$1.26
Third Quarter	$3.43	$2.90
Fourth Quarter	$3.08	$2.20

2015
First Quarter	$3.20	$1.50
Second Quarter	$4.11	$3.01
Third Quarter	$3.47	$2.20
Fourth Quarter	$2.46	$1.58

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2016
First Quarter	$1.64	$1.17
Second Quarter	$3.24	$1.29
Third Quarter	$3.48	$2.96
Fourth Quarter	$3.06	$2.30

2015
First Quarter	$3.21	$1.49
Second Quarter	$4.12	$3.16
Third Quarter	$3.45	$2.13
Fourth Quarter	$2.46	$1.55

STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class A shares)

Performance since December 31, 2010

Source: FactSet

Note – Peer group includes Emmis Communications Corp., Entercom Communications Corp., Saga Communications Inc., Cumulus Media Inc. and Salem Communications Corp.

STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class D shares)

Performance since December 31, 2010

Source: FactSet

Note – Peer group includes Emmis Communications Corp., Entercom Communications Corp., Saga Communications Inc., Cumulus Media Inc. and Salem Communications Corp.

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

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of February 24, 2017, there were approximately 1,653 holders of Radio One’s Class A Common Stock, two holders of Radio One’s Class B Common Stock, three holders of Radio One’s Class C Common Stock, and approximately 1,960 holders of Radio One’s Class D Common Stock.

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

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share data)
Statements of Operations (1):
Net revenue	$456,219	$450,861	$441,387	$448,700	$424,573
Programming and technical expenses including stock-based compensation	134,000	134,410	141,689	138,021	135,974
Selling, general and administrative expenses including stock-based compensation	147,905	151,726	144,349	146,112	141,239
Corporate selling, general and administrative expenses including stock-based compensation	50,636	51,992	41,362	38,849	37,061
Depreciation and amortization	34,247	35,355	36,822	37,870	38,777
Impairment of long-lived assets	1,287	41,211	—	14,880	313
Operating income	88,144	36,167	77,165	72,968	71,209
Interest expense (2)	81,422	79,936	79,444	88,951	90,549
(Gain) loss on retirement of debt	(2,646)	7,091	5,679	—	—
Other (income) expense, net	(928)	216	(32)	(307)	1,357
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	10,296	(51,076)	(7,926)	(15,676)	(20,697)
Provision for income taxes	9,580	15,058	34,814	28,719	33,235
Income (loss) from continuing operations	716	(66,134)	(42,740)	(44,395)	(53,932)
Income (loss) from discontinued operations, net of tax	—	—	—	885	(184)
Consolidated net income (loss)	716	(66,134)	(42,740)	(43,510)	(54,116)
Noncontrolling interests in income of subsidiaries	1,139	7,888	19,930	18,471	12,749
Consolidated net loss attributable to common stockholders	$(423)	$(74,022)	$(62,670)	$(61,981)	$(66,865)

Basic net loss per common share:
Loss from continuing operations	$(0.01)	$(1.54)	$(1.32)	$(1.30)	$(1.33)
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	0.02	(0.00)
Net loss attributable to common stockholders per share	$(0.01)	$(1.54)	$(1.32)	$(1.28)	$(1.34)*

Diluted net loss per common share:
Loss from continuing operations	$(0.01)	$(1.54)	$(1.32)	$(1.30)	$(1.33)
Income (loss) from discontinued operations, net of tax	0.00	0.00	0.00	0.02	(0.00)
Net loss attributable to common stockholders per share	$(0.01)	$(1.54)	$(1.32)	$(1.28)	$(1.34)*

*Per share amounts do not add due to rounding

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and restricted cash	$46,781	$67,376	$67,781	$56,676	$57,255
Intangible assets, net	1,018,333	1,042,956	1,112,443	1,137,762	1,191,013
Total assets	1,358,786	1,346,524	1,391,694	1,405,100	1,447,445
Total debt (including current portion)	1,006,236	1,024,337	813,444	806,380	805,968
Total liabilities	1,417,502	1,407,062	1,160,286	1,108,126	1,080,094
Total (deficit) equity	(71,126)	(71,824)	220,572	284,975	354,498

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions and dispositions during the periods covered.
(2)	Interest expense includes non-cash interest, such as the accretion of principal, local marketing agreement (“LMA”) fees, time brokerage agreement (“TBA”) fees, the amortization of discounts on debt and the amortization of deferred financing costs.

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)

Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$48,249	$41,752	$53,920	$37,029	$45,447
Investing activities	(42,164)	(219,261)	(15,100)	(6,073)	(8,044)
Financing activities	(26,680)	177,104	(27,715)	(31,535)	(16,087)
Other Data:
Cash interest expense (1)	$77,038	$69,934	$68,536	$83,612	$73,307
Capital expenditures	5,164	7,339	5,537	9,194	12,485

(1)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

For the year ended December 31, 2016, consolidated net revenue increased approximately 1.2% compared to the year ended December 31, 2015. We project our 2017 business results will improve and compare favorably to that of 2016. Our strategy for 2017 will be to continue to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our multimedia strategy.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Years Ended December 31,
	2016	2015	2014

Radio broadcasting segment	42.6%	43.8%	48.3%

Reach Media segment	11.8%	12.1%	11.9%

Internet segment	4.9%	4.7%	5.5%

Cable television segment	42.1%	40.8%	35.6%

Corporate/eliminations	(1.4)%	(1.4)%	(1.3)%

The following chart shows net revenue generated from our core radio business as a percentage of consolidated net revenue. The downward trend is consistent with our strategic diversification strategy. In addition, it shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Years Ended December 31,
	2016	2015	2014

Net revenue generated from core radio business, excluding Reach Media, as a percentage of consolidated net revenue	42.6%	44.3%	48.8%

Percentage of core radio business generated from local advertising	61.2%	61.8%	62.7%

Percentage of core radio business generated from national advertising, including network advertising	34.6%	33.3%	33.0%

National advertising also includes advertising revenue generated from our internet segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the years ended December 31, 2016 and 2015:

	Year Ended December 31,			%
	2016	2015	$ Change	Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$210,134	$217,846	$(7,712)	(3.5)%
Political Advertising	8,575	2,090	6,485	310.3%
Digital Advertising	26,143	26,310	(167)	(0.6)%
Cable Television Advertising	85,640	83,086	2,554	3.1%
Cable Television Affiliate Fees	105,961	100,222	5,739	5.7%
Event Revenues & Other	19,766	21,307	(1,541)	(7.2)%

Net Revenue (as reported)	$456,219	$450,861	$5,358	1.2%

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

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website.  Additionally, Reach Media operates various other event-related activities.

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

(b) Broadcast and internet operating income (formerly station operating income):  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative, expenses, stock-based compensation, impairment of long-lived assets and loss on retirement of debt, is commonly referred to in our industry as “station operating income.” However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we now use the term broadcast and internet operating income. Broadcast and internet operating income is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Nevertheless, broadcast and internet operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and internet operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and internet operating income is similar to our historic use of station operating income; however, it reflects our more diverse business, and therefore, may not be similar to “station operating income” or other similarly titled measures as used by other companies. Broadcast and internet operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Broadcast and internet operating income margin (formerly station operating income margin):  Broadcast and internet operating income margin represents broadcast and internet operating income as a percentage of net revenue. Broadcast and internet operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that broadcast and internet operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. Broadcast and internet operating margin includes results from all four segments (radio broadcasting, Reach Media, internet and cable television).

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement and incentive plan award expenses, severance-related costs, cost method investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, internet and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except margin data)

Net revenue	$456,219	$450,861	$441,387
Broadcast and internet operating income	174,620	165,092	155,486
Broadcast and internet operating income margin	38.3%	36.6%	35.2%
Adjusted EBITDA	136,186	125,470	121,388
Net loss attributable to common stockholders	(423)	(74,022)	(62,670)

The reconciliation of net loss to broadcast and internet operating income is as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)

Net loss attributable to common stockholders, as reported	$(423)	$(74,022)	$(62,670)
Add back non-broadcast and internet operating income items included in net loss:
Interest income	(214)	(102)	(366)
Interest expense	81,636	80,038	79,810
Provision for income taxes	9,580	15,058	34,814
Corporate selling, general and administrative, excluding stock-based compensation	47,532	47,252	39,905
Stock-based compensation	3,410	5,107	1,594
(Gain) loss on retirement of debt	(2,646)	7,091	5,679
Other (income) expense, net	(928)	216	(32)
Depreciation and amortization	34,247	35,355	36,822
Noncontrolling interests in income of subsidiaries	1,139	7,888	19,930
Impairment of long-lived assets	1,287	41,211	—
Broadcast and internet operating income	$174,620	$165,092	$155,486

The reconciliation of net loss to adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(423)	$(74,022)	$(62,670)
Interest income	(214)	(102)	(366)
Interest expense	81,636	80,038	79,810
Provision for income taxes	9,580	15,058	34,814
Depreciation and amortization	34,247	35,355	36,822
EBITDA	$124,826	$56,327	$88,410
Stock-based compensation	3,410	5,107	1,594
(Gain) loss on retirement of debt	(2,646)	7,091	5,679
Other (income) expense, net	(928)	216	(32)
Noncontrolling interests in income of subsidiaries	1,139	7,888	19,930
Impairment of long-lived assets	1,287	41,211	—
Employment Agreement Award and incentive plan award expenses	7,823	4,884	4,606
Severance related costs	856	2,746	1,201
Cost method investment income	419	—	—
Adjusted EBITDA	$136,186	$125,470	$121,388

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on previously reported consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2016	2015

Statements of Operations:
Net revenue	$456,219	$450,861	$5,358	1.2%
Operating expenses:
Programming and technical, excluding stock-based compensation	134,000	134,410	(410)	(0.3)
Selling, general and administrative, excluding stock-based compensation	147,599	151,359	(3,760)	(2.5)
Corporate selling, general and administrative, excluding stock-based compensation	47,532	47,252	280	0.6
Stock-based compensation	3,410	5,107	(1,697)	(33.2)
Depreciation and amortization	34,247	35,355	(1,108)	(3.1)
Impairment of long-lived assets	1,287	41,211	(39,924)	(96.9)
Total operating expenses	368,075	414,694	(46,619)	(11.2)
Operating income	88,144	36,167	51,977	143.7
Interest income	214	102	112	109.8
Interest expense	81,636	80,038	1,598	2.0
(Gain) loss on retirement of debt	(2,646)	7,091	9,737	137.3
Other (income) expense, net	(928)	216	1,144	529.6
Income (loss) before provision for income taxes and noncontrolling interests in income of subsidiaries	10,296	(51,076)	61,372	120.2
Provision for income taxes	9,580	15,058	(5,478)	(36.4)
Net income (loss)	716	(66,134)	66,850	101.1
Noncontrolling interests in income of subsidiaries	1,139	7,888	(6,749)	(85.6)
Net loss attributable to common stockholders	$(423)	$(74,022)	$73,599	99.4%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2016	2015
$456,219	$450,861	$5,358	1.2%

During the year ended December 31, 2016, we recognized approximately $456.2 million in net revenue compared to approximately $450.9 million during the year ended December 31, 2015. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the year ended December 31, 2016, decreased 1.5% from the same period in 2015, primarily due to continued declines in our Houston market. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 0.8% in total revenues for the year ended December 31, 2016, consisting of a decrease of 2.6% in local revenues, partially offset by an increase of 1.2% in national revenues and an increase of 0.1% in digital revenues. We experienced net revenue growth, most significantly in our Charlotte, Cleveland, Indianapolis, Raleigh and Washington, DC markets, however, this growth was countered by declines in other markets, with our Columbus, Houston, and Philadelphia markets experiencing the most significant declines. Net revenue for our Reach Media segment decreased 1.5% versus 2015. We recognized approximately $191.9 million and $183.6 million of revenue from our cable television segment during the years ended December 31, 2016, and 2015, respectively, with the increase due to higher advertising demand and an increase in subscriber rates for certain affiliates. Our internet segment generated approximately $22.2 million in net revenue for the year ended December 31, 2016, compared to approximately $21.2 million during 2015, an increase of 4.9%, due primarily to an increase in direct revenues.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2016	2015
$134,000	$134,410	$(410)	(0.3)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the year ended December 31, 2016, compared to the same period in 2015 is due primarily to lower expenses in our radio broadcasting segment. This decrease is partially offset by an increase in expenses from our cable television segment. Our radio broadcasting segment generated a decrease of approximately $2.6 million for the year ended December 31, 2016, compared to the same period in 2015, as there were lower music licensing costs, lower contract labor costs and lower consulting fees. Approximately $69.7 million of our consolidated programming and technical operating expenses were incurred by our cable broadcasting segment for the year ended December 31, 2016, versus approximately $67.3 million for the same period in 2015. Of this total amount incurred by our cable broadcasting segment, approximately $59.1 million and $57.8 million, respectively, relates specifically to program content expense.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2016	2015
$147,599	$151,359	$(3,760)	(2.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in selling, general and administrative expenses for the year ended December 31, 2016, compared to the same period in 2015, was driven primarily by various cost cutting measures, such as eliminating unprofitable events, and lower contractual costs in our radio broadcasting segment.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2016	2015
$47,532	$47,252	$280	0.6%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement. This increase was partially offset by a decrease in our cable television expenses due primarily to lower management employee compensation costs, a decrease in the allowance for doubtful accounts and lower professional and consulting fees.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2016	2015
$3,410	$5,107	$(1,697)	(33.2)%

The decrease in stock-based compensation for the year ended December 31, 2016, compared to the same period in 2015 is primarily due to the vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2016	2015
$34,247	$35,355	$(1,108)	(3.1)%

The decrease in depreciation and amortization expense for the year ended December 31, 2016, was due to the completion of useful lives for certain assets.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2016	2015
$1,287	$41,211	$(39,924)	(96.9)%

The impairment of long-lived assets for the year ended December 31, 2016, was related to a non-cash impairment charge recorded to reduce the carrying value of our Columbus radio broadcasting licenses. The impairment of long-lived assets for the year ended December 31, 2015, was related to a non-cash impairment charge recorded to reduce the carrying value of our internet segment’s goodwill and a non-cash impairment charge recorded to reduce the carrying value of our Cincinnati market goodwill and several radio broadcasting licenses.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2016	2015
$81,636	$80,038	$1,598	2.0%

Interest expense increased to approximately $81.6 million for the year ended December 31, 2016, compared to approximately $80.0 million for the same period in 2015. The primary driver of the increase in interest expense was higher debt balances, partially offset by lower interest rates.

(Gain) loss on retirement of debt

Year Ended December 31,		Increase/(Decrease)
2016	2015
$(2,646)	$7,091	$9,737	137.3%

The gain on retirement of debt for the year ended December 31, 2016, was due to the redemption of approximately $20 million of our 2020 Notes at a discount. The loss on retirement of debt of approximately $7.1 million for the year ended December 31, 2015, was due to the retirement of the 2011 Credit Agreement and payoff of the TV One Notes during the second quarter. This amount included a write-off of approximately $1.3 million of previously capitalized debt financing costs, a write-off of $844,000 of original issue discount associated with the 2011 Credit Agreement, as amended, as well as $827,000 associated with the call premium to refinance the credit facility, $106,000 associated with the consent to the existing holders of the 2020 Notes and approximately $4.0 million of costs associated with the financing transactions.

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2016	2015
$9,580	$15,058	$(5,478)	(36.4)%

During the year ended December 31, 2016, the provision for income taxes decreased to approximately $9.6 million compared to approximately $15.1 million for the year ended December 31, 2015. The decrease in the provision for income taxes was primarily due to the completion of tax amortization from previously acquired indefinite-lived intangible assets. The income tax provision consisted of deferred tax expense of approximately $9.1 million and $14.5 million and current provision expense of $466,000 and $572,000 for the years ended December 31, 2016 and 2015, respectively. The Company continued to maintain a full valuation allowance for its net deferred tax assets (“DTAs”). We do not consider deferred tax liabilities (“DTLs”) related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined. The tax provision and offsetting valuation allowance resulted in an effective tax rate of 93.0% and (29.5)% for the years ended December 31, 2016 and 2015, respectively. The annual effective tax rate for Radio One primarily reflects the change in DTLs associated with the tax amortization of indefinite-lived intangible assets.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2016	2015
$1,139	$7,888	$(6,749)	(85.6)%

The decrease in noncontrolling interests in income of subsidiaries was due to our buy-out of the remaining management interests in TV One, and as such, TV One is now wholly-owned.

Other Data

Broadcast and internet operating income

Broadcast and internet operating income increased to approximately $174.6 million for the year ended December 31, 2016, compared to approximately $165.1 million for the year ended December 31, 2015, an increase of approximately $9.5 million or 5.8%. This increase was primarily due to higher broadcast and internet operating income from our cable television and radio broadcasting segments. The radio broadcasting segment generated approximately $76.2 million of broadcast and internet operating income during the year ended December 31, 2016, compared to approximately $71.0 million during the year ended December 31, 2015, an increase of approximately $5.2 million primarily attributable to lower selling, general and administrative expenses due to the elimination of unprofitable events and lower contractual costs. TV One generated approximately $85.6 million of broadcast and internet operating income for the year ended December 31, 2016, compared to approximately $78.7 million for the year ended December 31, 2015, an increase of $6.9 million, with the increase due primarily to increased advertising and affiliate revenues.

Broadcast and internet operating income margin

Broadcast and internet operating income margin increased to 38.3% for the year ended December 31, 2016, from 36.6% for 2015. The margin increase was primarily attributable to the radio broadcasting segment and TV One’s greater broadcast and internet operating income as described above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2015	2014

Statements of Operations:
Net revenue	$450,861	$441,387	$9,474	2.1%
Operating expenses:
Programming and technical, excluding stock-based compensation	134,410	141,689	(7,279)	(5.1)
Selling, general and administrative, excluding stock-based compensation	151,359	144,212	7,147	5.0
Corporate selling, general and administrative, excluding stock-based compensation	47,252	39,905	7,347	18.4
Stock-based compensation	5,107	1,594	3,513	220.4
Depreciation and amortization	35,355	36,822	(1,467)	(4.0)
Impairment of long-lived assets	41,211	—	41,211	100.0
Total operating expenses	414,694	364,222	50,472	13.9
Operating income	36,167	77,165	(40,998)	(53.1)
Interest income	102	366	(264)	(72.1)
Interest expense	80,038	79,810	228	0.3
Loss on retirement of debt	7,091	5,679	1,412	24.9
Other expense (income), net	216	(32)	(248)	(775.0)
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(51,076)	(7,926)	(43,150)	(544.4)
Provision for income taxes	15,058	34,814	(19,756)	(56.7)
Net loss	(66,134)	(42,740)	(23,394)	(54.7)
Noncontrolling interests in income of subsidiaries	7,888	19,930	(12,042)	(60.4)
Net loss attributable to common stockholders	$(74,022)	$(62,670)	$(11,352)	(18.1)%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2015	2014
$450,861	$441,387	$9,474	2.1%

During the year ended December 31, 2015, we recognized approximately $450.9 million in net revenue compared to approximately $441.4 million during the year ended December 31, 2014. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the year ended December 31, 2015, decreased 7.3% from the same period in 2014, primarily due to continued declines in net revenue in our four largest markets. Based on reports prepared by Miller Kaplan, the radio markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 2.4% in total revenues for the year ended December 31, 2015, comprised of a decrease of 3.3% in local revenues and a decrease of 5.0% in national revenues, partially offset by an increase of 4.3% in digital revenues. We experienced net revenue growth most significantly in our Dallas, Philadelphia and St. Louis markets, however, this growth was countered by declines in other markets, with our Atlanta, Baltimore, Columbus, Detroit, Houston, Indianapolis, and Washington, DC markets experiencing the most significant declines. Net revenue for our Reach Media segment increased 4.3% versus 2014, due primarily to better performance at an annual promotional event. We recognized approximately $183.6 million and $157.1 million of revenue from our cable television segment during the years ended December 31, 2015, and 2014, respectively, with the increase due to higher advertising demand and an increase in subscriber rates for certain affiliates. Our internet segment generated approximately $21.2 million in net revenue for the year ended December 31, 2015, compared to approximately $24.3 million during 2014, a decrease of 13% due to decreases in alliance revenues.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2015	2014
$134,410	$141,689	$(7,279)	(5.1)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the year ended December 31, 2015, compared to the same period in 2014 is due primarily to lower expenses in our radio broadcasting and Reach Media segments. These decreases are partially offset by an increase in expenses from our cable television segment. Our radio broadcasting segment generated a decrease of approximately $2.3 million for the year ended December 31, 2015, compared to the same period in 2014, as there were lower employee compensation costs associated with format changes in our Houston market. Our Reach Media segment generated a decrease of approximately $8.6 million for the year ended December 31, 2015, compared to the same period in 2014, with the decrease due to a reduction in talent compensation as a result of renegotiated contracts. Approximately $67.3 million of our consolidated programming and technical operating expenses were incurred by our cable broadcasting segment for the year ended December 31, 2015, versus approximately $64.3 million for the same period in 2014. Of this total amount incurred by our cable broadcasting segment, approximately $57.8 million and $54.6 million, respectively, relates specifically to program content expense. The increase in program content expense was a result of certain new series and movie premieres.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2015	2014
$151,359	$144,212	$7,147	5.0%

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

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2015	2014
$47,252	$39,905	$7,347	18.4%

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

On September 30, 2014, the Compensation Committee of the Board of Directors of the Company approved the principal terms of new employment agreements for each of the Company’s named executive officers which included the granting of restricted shares and stock options effective October 6, 2014, under a long-term incentive plan (“LTIP”). Also, effective October 6, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the LTIP. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for which awards are expected to vest. The increase in stock-based compensation for the year ended December 31, 2015, compared to the same period in 2014, is primarily due to a full year’s impact of the actions taken above.

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

Despite increased debt balances, interest expense remained relatively flat for the year ended December 31, 2015, compared to the same period in 2014, due to a lower overall effective rate in 2015. On April 17, 2015, the Company’s 2011 Credit Agreement, as amended, and TV One Notes were paid off, with balances of $367.6 million and $119.0 million, respectively. The payoffs were achieved by the Company entering into its new $350.0 million 2015 Credit Facility, issuing the 2022 Notes in an aggregate principal amount of $350.0 million and the Comcast Note in the aggregate principal amount of approximately $11.9 million. The terms 2011 Credit Agreement, TV One Notes, 2015 Credit Facility, 2022 Notes and Comcast Note are all defined below in “Liquidity and Capital Resources.”

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

During the year ended December 31, 2015, the provision for income taxes decreased to approximately $15.1 million compared to approximately $34.8 million for the year ended December 31, 2014. The decrease in the provision for income taxes was primarily due to the impairment of long-lived intangible assets and completion of tax amortization from previously acquired indefinite-lived intangible assets, which reduced the DTLs and related deferred tax expense. For the year ended December 31, 2015, the income tax provision consisted of deferred tax expense of approximately $14.5 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $572,000. For the year ended December 31, 2014, the income tax provision consisted of deferred tax expense of approximately $34.3 million related to temporary differences due to tax amortization of indefinite-lived intangible assets, and current provision expense of approximately $558,000. The Company continued to maintain a full valuation allowance for its net DTAs. We do not consider DTLs related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

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

Other Data

Broadcast and internet operating income

Broadcast and internet operating income increased to approximately $165.1 million for the year ended December 31, 2015, compared to approximately $155.5 million for the year ended December 31, 2014, an increase of approximately $9.6 million or 6.2%. This increase was primarily due to higher broadcast and internet operating income from our Reach Media and cable television segments, partially offset by a decrease of broadcast and internet operating income at our radio broadcasting segment. Reach Media generated approximately $13.3 million of broadcast and internet operating income during the year ended December 31, 2015, compared to approximately $6.5 million during the year ended December 31, 2014, an increase of approximately $6.8 million. The increase was due primarily to lower programming and technical expenses associated with a decrease in talent compensation as a result of certain renegotiated contracts. TV One generated approximately $78.7 million of broadcast and internet operating income for the year ended December 31, 2015, compared to approximately $60.7 million for the year ended December 31, 2014, an increase of $18.0 million, with the increase due primarily to increased advertising and affiliate revenues. The radio broadcasting segment generated approximately $71.0 million of broadcast and internet operating income during the year ended December 31, 2015, compared to $84.4 million during the year ended December 31, 2014, with the decrease due primarily to continued net revenue declines in four of our largest markets.

Broadcast and internet operating income margin

Broadcast and internet operating income margin increased to 36.6% for the year ended December 31, 2015, from 35.2% for 2014. The margin increase was primarily attributable to TV One’s and Reach Media’s greater broadcast and internet operating income as described above.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, other debt or equity financing.

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, which also guarantees its $350.0 million senior secured credit facility (the “2015 Credit Facility”) that was entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.13% for 2016 and 4.80% for 2015. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the year ended December 31, 2016, the Company repaid approximately $3.5 million under the 2015 Credit Facility. During the year ended December 31, 2015, the Company repaid approximately $1.8 million under the 2015 Credit Facility.

In connection with the closing of the 2022 Notes and the 2015 Credit Facility, the Company and the guarantor parties thereto entered into a Fourth Supplemental Indenture to the indenture governing the 2020 Notes (as defined below). Pursuant to this Fourth Supplemental Indenture, TV One, which previously did not guarantee the 2020 Notes, became a guarantor under the 2020 Notes indentures. In addition, the transactions caused a “Triggering Event” (as defined in the 2020 Notes Indenture) and, as a result, the 2020 Notes became an unsecured obligation of the Company and the subsidiary guarantors and rank equal in right of payment with the Company’s other senior indebtedness.

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

(c)   limitations on:

▪ liens;

▪ sale of assets;

▪ payment of dividends; and

▪ mergers.

As of December 31, 2016, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of December 31, 2016		Covenant Limit		Excess Coverage
Interest Coverage
Covenant EBITDA / Interest Expense	1.81	x	1.25	x	0.56	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.85	x	5.85	x	1.00	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of December 31, 2016, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of December 31, 2016, the Company had outstanding approximately $344.8 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2016, 2015 and 2014 was approximately $5.3 million, $4.9 million and $4.6 million, respectively.

2011 Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previously amended and restated credit agreement and to fund a past obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matured on March 31, 2016, and a $25.0 million revolving loan facility that matured on March 31, 2015. Borrowings under the 2011 Credit Agreement were subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the 2011 Credit Agreement could be used for working capital, capital expenditures made in the ordinary course of business, a common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2016, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Interest on the 2016 Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 2016 Notes (a “PIK Election”) on a quarterly basis in arrears. For fiscal year 2014, interest accrued at a rate of 12.5% and was payable in cash.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment was approximately $14.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of December 31, 2016 and 2015, the Company had approximately $315.0 million and $335.0 million, respectively, of our 2020 Notes outstanding. During the year ended December 31, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of December 31, 2016, the Company did not have any borrowings outstanding on its ABL Facility.

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

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2016:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$336.6	5.27%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	312.7	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	345.1	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2016 and 2015:

	2016	2015
	(In thousands)

Net cash flows provided by operating activities	$48,249	$41,752
Net cash flows used in investing activities	(42,164)	(219,261)
Net cash flows (used in) provided by financing activities	(26,680)	177,104

Net cash flows provided by operating activities were approximately $48.2 million and $41.8 million for the years ended December 31, 2016 and 2015, respectively. Cash flow from operating activities for the year ended December 31, 2016, increased from the prior year primarily due to lower cash payments for content assets during the year ended December 31, 2016, compared to the same period in 2015.

Net cash flows used in investing activities were approximately $42.2 million and $219.3 million for the years ended December 31, 2016 and 2015, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $5.2 million and $7.3 million for the years ended December 31, 2016 and 2015, respectively. Proceeds from sales of investment securities were approximately $3.5 million for the year ended December 31, 2015. Purchases of investment securities were $591,000 for the year ended December 31, 2015. During the year ended December 31, 2016, the Company paid approximately $35.0 million to complete its cost method investment in MGM. During the year ended December 31, 2015, the Company paid approximately $209.9 million to purchase the additional membership interest in TV One and paid approximately $5.0 million for the initial cost method investment in MGM.

Net cash flows used in financing activities were approximately $26.7 million for the year ended December 31, 2016, compared to net cash flows provided by financing activities of approximately $177.1 million for the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, the Company repaid approximately $3.5 million and $370.3 million respectively, in outstanding debt. In addition, during the year ended December 31, 2015, the Company repaid approximately $119.0 million in TV One Notes. During the year ended December 31, 2015, we borrowed approximately $350.0 million in 2022 Notes and approximately $350.0 million in our new 2015 Credit Facility. During the year ended December 31, 2016 and 2015, respectively, we paid debt refinancing costs of $421,000 and approximately 23.5 million. During the years ended December 31, 2016 and 2015, we repurchased approximately $3.6 million and $1.4 million of our Class D Common Stock, respectively. TV One paid approximately $5.9 million in dividends to noncontrolling interest shareholders for the year ended December 31, 2015. Reach Media paid approximately $2.0 million in dividends to noncontrolling interest shareholders for each of the years ended December 31, 2016 and 2015. During the year ended December 31, 2015, the Company paid a net premium of $827,000 associated with the call premium to refinance the credit facility.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved a deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted, but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its consolidated financial statements. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”) and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-11 and ASU 2016-12 provide additional clarification and implementation guidance on the previously issued ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”) which affects thirteen narrow aspects of the guidance. The Company is currently evaluating the impact ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 will have on its consolidated financial statements. At this time, the Company continues to assess and determine data and process requirements necessary to quantify the impacts of this standard as well as to develop and provide the enhanced disclosures required by the new guidance.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) which requires the Company to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern. The Company adopted ASU 2014-15 during the fourth quarter of 2016 and the standard did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs were presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $421,000 of debt issuance costs for the year ended December 31, 2016, associated with its new line of credit arrangement.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 in the fourth quarter of 2015 on a retroactive basis and included the current portion of deferred tax liabilities within the noncurrent portion of deferred tax liabilities within our consolidated balance sheets. However, the Company did not adjust our prior period consolidated balance sheet as a result of the adoption of this ASU as the impact was immaterial.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which relates to the accounting for employee share-based payments. This standard provides updated guidance for the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification on the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. As early adoption is permitted, the Company adopted ASU 2016-09 during the fourth quarter of 2016. Under ASU 2016-09, the Company classifies the excess income tax benefits from stock-based compensation arrangements within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. In addition, when the Company withholds shares to satisfy income tax withholding obligations, the payment is classified as a financing activity on the statement of cash flows. The Company continues to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016- 09, rather than electing to account for forfeitures as they occur.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted the provisions of ASU 2016-18 during the fourth quarter of 2016. The adoption of the guidance did not have impact on prior reporting periods.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 is intended to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. This standard will be effective for interim and annual goodwill impairment tests after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of our consolidated financial statements – Organization and Summary of Significant Accounting Policies . We prepare our consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies and estimates to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

Stock-Based Compensation

The Company accounts for stock-based compensation for stock options and restricted stock grants in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes valuation option-pricing model (“BSM”) and is recognized as expense, less estimated forfeitures, ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that previously recorded. Compensation expense for restricted stock grants is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for restricted stock grants is recognized ratably during the vesting period.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2016, we had approximately $643.4 million in broadcast licenses and $258.3 million in goodwill, which totaled $901.7 million, and represented approximately 66.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 31, 2016, 2015 and 2014, we recorded impairment charges against radio broadcasting licenses and goodwill, collectively, of approximately $1.3 million, $41.2 million and $0, respectively. Significant impairment charges have been an on-going trend experienced by media companies in general, and are not unique to us.

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to assist us in estimating the fair value of our radio broadcasting licenses and reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one of our 15 geographical markets.  Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) estimated future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 18 reporting units as of our October 2016 annual impairment assessment, consisting of each of the 15 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if a two-step process is required. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to attribute the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

 As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2016 were reasonable.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing performed where an impairment charge was recorded since October 2014.

Radio Broadcasting	October 1,	October 1,	October 1,
Licenses	2016	2015	2014

Impairment charge (in millions)	$1.3	$23.6	$—

Discount Rate	9.0%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	1.0% – 2.4%	0.7% – 2.2%	0.3% – 1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%	1.0% – 2.0%
Mature Market Share Range	6.9% – 25.8%	7.0% – 25.8%	6.9% – 25.2%
Mature Operating Profit Margin Range	30.5% – 51.8%	30.5% – 50.4%	30.0% – 48.4%

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2016 (a)	2015 (a)	2014 (a)

Impairment charge (in millions)	$—	$3.1	$—

Discount Rate	9.0%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	(9.4)% – 29.4%	(9.0)% – 23.3%	0.3% – 1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%	1.0% - 2.0%
Mature Market Share Range	8.1% - 18.4%	8.0% - 19.1%	7.2% - 19.5%
Mature Operating Profit Margin Range	26.3% - 53.8%	25.6% - 53.3%	26.4% - 52.2%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments since October 2014. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on the on-air personality Tom Joyner. As a result of our interim, annual and year-end assessments, the Company concluded that goodwill was not impaired.

	October 1,	October 1,	October 1,
Reach Media Segment Goodwill	2016	2015	2014

Impairment charge (in millions)	$—	$—	$—

Discount Rate	10.5%	11.5%	12.0%
Year 1 Revenue Growth Rate	(0.3)%	(0.6)%	1.5%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.5%	1.9%
Operating Profit Margin Range	15.1% – 17.5%	14.0% – 15.7%	10.0% – 14.9%

Below are some of the key assumptions used in the income approach model for determining the fair value of our internet reporting unit since October 2014. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. During the third and fourth quarters of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be impairment indicators. The Company reduced its operating cash flow projections and assumptions from the prior year based on Interactive One’s actual results which did not meet budget. As a result of our interim assessment for the third quarter of 2015, the Company recorded a goodwill impairment charge of approximately $14.5 million. As a result of the testing performed during the fourth quarter of 2015, the Company concluded that no further impairment to the carrying value of goodwill had occurred. The net revenue, cash flow projections and internal projections have been revised for the October 1, 2016 annual testing due to a new, more centralized management of its internet segment. Effective January 1, 2017, the Company will be changing its reportable segment disclosures to better reflect our operating strategy. The Company has projected increased investment in the initial years of this new strategy, which will result in losses in the short-term. However, even with these additional costs and projected losses in the early years of the new strategy, the Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in 2016.

	October 1,	October 1,	September 30,	October 1,
Internet Segment Goodwill	2016	2015	2015	2014

Impairment charge (in millions)	$—	$—	$14.5	$—

Discount Rate	12.5%	14.0%	14.0%	13.5%
Year 1 Revenue Growth Rate	9.8%	5.3%	5.3%	11.8%
Long-term Revenue Growth Rate (Years 6 – 10)	3.0% - 8.4%	2.6% - 4.4%	2.6% - 4.4%	2.7% - 6.5%
Operating Profit Margin Range	(9.8)% - 20.3%	4.5% - 23.9%	4.5% - 23.9%	9.1% - 25.6%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2014. As a result of the testing performed in 2016, 2015 and 2014, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,	October 1,
Cable Television Segment Goodwill	2016	2015	2014

Impairment charge (in millions)	$—	$—	$—

Discount Rate	11.0%	10.8%	10.4%
Year 1 Revenue Growth Rate	7.4%	7.1%	11.5%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.3% - 2.9%	2.7% - 4.2%	2.7% - 4.7%
Operating Profit Margin Range	40.2% - 44.3%	37.6% - 38.7%	29.8% - 36.1%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 18 reporting units. The other six remaining reporting units had no goodwill carrying value balances as of December 31, 2016.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2016 were reasonable.

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

We had a total goodwill carrying value of approximately $258.3 million across 12 of our 18 reporting units as of December 31, 2016. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For five of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/(Decline) Rate That Would Result in a Step 2 Test (a)
2	1.5%	Impairment not likely
6	0.5%	Impairment not likely
10	1.5%	Impairment not likely
16	1.5%	Impairment not likely
21	2.5%	Impairment not likely
1	1.5%	1.0%
18	2.5%	(1.6)%
4	1.5%	(4.3)%
12	1.0%	(4.5)%
11	1.0%	(5.0)%
13	1.5%	(9.8)%
19	1.0%	(21.0)%

(a)	The long-term cash flow growth/(decline) rate that would result in failing Step 1 of the goodwill impairment test applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

Several of the licenses in our units of accounting have limited or no excess of fair values over their respective carrying values. As set forth in the table below, as of October 1, 2016, we appraised the radio broadcasting licenses at a fair value of approximately $813.4 million, which was in excess of the $643.4 million carrying value by $169.9 million, or 26.4%. After the impairment charges were recorded for the year ended December 31, 2016, the fair values of the licenses exceeded or equaled the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	October 1, 2016	October 1, 2016	Excess
Unit of Accounting (a)	Carrying Values ("CV")	Fair Values ("FV")	FV vs. CV	% FV Over CV
	(In thousands)
Unit of Accounting 2	$3,086	$57,607	$54,521	1,766.7%
Unit of Accounting 7	16,081	16,081	—	—%
Unit of Accounting 5	16,100	17,550	1,450	9.0%
Unit of Accounting 4	16,142	20,719	4,577	28.4%
Unit of Accounting 14	20,434	23,485	3,051	14.9%
Unit of Accounting 15	20,736	22,848	2,112	10.2%
Unit of Accounting 11	21,135	24,396	3,261	15.4%
Unit of Accounting 6	22,642	27,834	5,192	22.9%
Unit of Accounting 9	34,270	40,027	5,757	16.8%
Unit of Accounting 13	47,846	52,879	5,033	10.5%
Unit of Accounting 12	49,663	52,420	2,757	5.6%
Unit of Accounting 16	52,965	97,344	44,379	83.8%
Unit of Accounting 8	62,015	69,282	7,267	11.7%
Unit of Accounting 1	93,394	114,196	20,802	22.3%
Unit of Accounting 10	166,940	176,691	9,751	5.8%
Total	$643,449	$813,359	$169,910	26.4%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2016
	Broadcasting Licenses	Goodwill (a)
(In millions)

Impairment charge recorded:
Radio Market Reporting Units	$1.3	$-
Radio Syndication Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Internet Reporting Unit	-	-
Total Impairment Recorded	$1.3	$-

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry long-term growth rates	$10.5	$3.0
A 100 basis point decrease in cash flow margin in the projection period	$0.6	$-
A 100 basis point increase in the applicable discount rate	$30.5	$9.0
A 5% reduction in the fair value of broadcasting licenses and reporting units	$0.8	$0.4
A 10% reduction in the fair value of broadcasting licenses and reporting units	$12.7	$6.2

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Internet Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

(a)	Could require the Company to perform a Step 2 impairment analysis if these hypothetical changes would result in a failure of the Step 1 goodwill impairment test. Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions.

Impairment of Intangible Assets Excluding Goodwill, Radio Broadcasting Licenses and Other Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, radio broadcasting licenses and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future discounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2016 and 2015 and determined no impairment charges were necessary. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

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

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

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

Uncertain Tax Positions

To address the exposures of uncertain tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2016, we had approximately $5.8 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

The Company maintains a full valuation allowance for its deferred tax assets (“DTAs”), primarily attributable to net operating losses (“NOLs”), as we determined that it is more likely than not that the DTAs will not be realized. The Company reached this determination based on its cumulative loss position and the uncertainty of future taxable income. Consistent with such realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges on certain indefinite-lived intangibles for the years ended December 31, 2016, 2015 and 2014.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2016 and 2015, was approximately $12.4 million and $11.3 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

Fair Value Measurements

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument. According to the Employment Agreement, executed in April 2008, the CEO is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award was triggered after the Company’s recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause.  The Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

The Company estimated the fair value of the Employment Agreement Award as of December 31, 2016, at approximately $27.0 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

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

Capital and Commercial Commitments

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2015 Credit Facility in the amount of $350.0 that matures on December 31, 2018. We also have $315.0 million outstanding in our 2020 Notes and $350.0 million outstanding in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

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

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”).  Our ASCAP and BMI licenses expired December 31, 2016. The expirations were an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with SESAC, ASCAP and BMI including the ASCAP and BMI licenses that expired December 31, 2016.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  Negotiations continue with respect to BMI and all broadcasters that have authorized the RMLC to act on their behalf in negotiations with BMI can continue to play BMI compositions after December 31, 2016, because the RMLC has submitted a license application to BMI on their behalf and applicants are licensed upon application under a prior consent decree.  The RMLC is in preparation for a binding rate arbitration with SESAC.  This arbitration is expected to be completed by the end of the first calendar quarter of 2017 and the rate decision will have retroactive application to January 1, 2016.  In the interim, we continue payments to SESAC at the existing 2015 rates, and SESAC may not increase our fees for any reason prior to the rate arbitration decision being issued. In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $8.7 million, $10.3 million and $9.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”), formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	2017	2018	2019	2020	2021	2022 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$29,138	$29,138	$29,138	$318,238	$—	$—	$405,652
7.375% Senior Subordinated Notes(1)	25,813	25,813	25,813	25,813	25,813	357,529	486,594
Credit facilities(2)	21,944	359,507	—	—	—	—	381,451
Other operating contracts/agreements(3)	73,419	23,472	20,229	17,308	15,462	69,117	219,007
Operating lease obligations	10,173	10,380	9,626	8,975	7,548	25,043	71,745
Comcast Note	1,243	1,243	12,086	---	—	—	14,572
Total	$161,730	$449,553	$96,892	$370,334	$48,823	$451,689	$1,579,021

(1)	Includes interest obligations based on effective interest rates on senior subordinated and secured notes outstanding as of December 31, 2016.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2016.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2016, the Company had letters of credit totaling $815,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2016, our exposure related to market risk had not changed materially since December 31, 2015.

The 2015 Credit Facility bears interest, at our option, on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR rate commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase two percentage points above the current rates at December 31, 2016, our interest expense on the term portion of the credit facility would increase approximately $6.9 million on an annual basis.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 9.25% senior subordinated notes at December 31, 2016, was approximately $283.5 million, and the carrying amount was $315.0 million. The estimated fair value of our 7.375% senior secured notes at December 31, 2016, was approximately $344.8 million, and the carrying amount was $350.0 million. The estimated fair value of the Comcast Note approximates carrying value. The estimated fair value of our 9.25% senior subordinated notes at December 31, 2015, was approximately $258.0 million, and the carrying amount was $335.0 million. The estimated fair value of our 7.375% senior secured notes at December 31, 2015, was approximately $311.5 million, and the carrying amount was $350.0 million.

 The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 9.25% senior subordinated notes from approximately $283.5 million to $314.1 million at December 31, 2016.  The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 7.375% senior secured notes from approximately $344.8 million to $398.0 million at December 31, 2016.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-41.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part IV, Item 15 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

(c) Changes in internal control over financial reporting

During the year ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2017 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Noncontrolling Interest for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to the Consolidated Financial Statements

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of September 21, 2000, of the Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).
3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
3.3	Certificate of Conversion of Bell Broadcasting Company into Bell Broadcasting Company LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed March 14, 2016).
3.4	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.8	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.11	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Bylaws of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.17	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Certificate of Conversion of Radio One Cable Holdings, Inc.to Radio One Cable Holdings, LLC. (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.19	Certificate of Conversion of formation of Radio One Cable Holdings, LLC. (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.20	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Limited Liability Company Agreement of Radio One Cable Holdings, LLC. (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.22	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.26	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.27	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.28	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.29	Certificate of Incorporation of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Bylaws of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.34	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.44	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.45	Certificate of Formation of IO Acquisition Sub, LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.46	Limited Liability Company Agreement of IO Acquisition Sub, LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.47	Certificate of Formation of Radio One Urban Network Holdings, LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.48	Limited Liability Company Agreement of Radio One Urban Network Holdings, LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.49	Certificate of Formation of Radio One Entertainment Holdings, LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.50	Limited Liability Company Agreement of Radio One Entertainment Holdings, LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.51	Certificate of Conversion of Gaffney Broadcasting, LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.52	Certificate of Incorporation of Reach Media, Inc. (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.53	Bylaws of Reach Media, Inc. (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
3.54	Certificate of Formation of RO One Solution, LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed March 14, 2016).
4.1	Indenture, dated as of April 17, 2015, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 7.375% Senior Secured Notes due 2022 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 23, 2015).
4.2	Indenture, dated as of February 10, 2014, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 9.25% Senior Subordinated Notes due 2020 (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2014).
4.3	Supplemental Indenture dated as of April 30, 2014, among Gaffney Broadcasting, Incorporated, a subsidiary of Radio One, Inc., Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed May 9, 2014).

4.4	Second Supplemental Indenture dated as of February 13, 2015, among Radio One Urban Network Holdings, LLC, a Delaware limited liability company, IO Acquisition Sub, LLC, a Delaware limited liability company, each a subsidiary of Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture. (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed February 17, 2015).
4.5	Third Supplemental Indenture dated as of March 26, 2015 (this “Supplemental Indenture”), by and between Radio One, Inc., a Delaware corporation (the “Company”), the Other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 1, 2015).
4.6	Fourth Supplemental Indenture dated as of April 17, 2015, among TV One, LLC, Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 23, 2015).
10.1	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.2	Credit Agreement, dated April 17, 2015, by and among Radio One Inc., Various Lenders and Jefferies Finance LLC, as administrative agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 23, 2015).
10.3	Pledge Agreement, dated April 17, 2015, made by Radio One, Inc. and certain Subsidiaries and Jefferies Finance LLC (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed March 14, 2016).
10.4	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.5	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated October 9, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed November 4, 2014).
10.6	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.7	Terms of Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III approved September 30, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2014).
10.8	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.9	Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 30, 2014 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2014).
10.10	Employment Agreement between Radio One, Inc. and Linda. J. Vilardo dated as of October 15, 2015 (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 26, 2015).
10.11	Credit Agreement, dated as of April 21, 2016, among Radio One, Inc., the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 27, 2016).
10.12	Extension Agreement attaching to and made a part of Employment Agreement by and between Radio One, Inc. and Peter D. Thompson (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 27, 2016).
21.1	Subsidiaries of Radio One, Inc.*
23.1	Consent of Ernst & Young LLP. *
23.2	Consent of BDO USA, LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL.*

*Indicates document filed herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2017.

Radio One, Inc.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 10, 2017.

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

Report of Independent Registered Public Accounting Firm

Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited Radio One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Radio One, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Radio One, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Radio One, Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficit and noncontrolling interest, and cash flows for the year ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

McLean, Virginia

March 10, 2017

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheet of Radio One, Inc. and subsidiaries as of December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ deficit and noncontrolling interest, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radio One, Inc. and subsidiaries at December 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Radio One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

McLean, Virginia

March 10, 2017

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheet of Radio One, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit) and noncontrolling interest and cash flows for each of the two years in the period ended December 31, 2015. Our audits also included the financial statement schedule for the years ended December 31, 2015 and 2014 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 14, 2016

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,812	$67,376
Restricted cash	969	—
Trade accounts receivable, net of allowance for doubtful accounts of $6,991 and $6,899, respectively	104,351	105,184
Prepaid expenses	7,902	7,650
Current portion of content assets	35,854	28,638
Other current assets	4,772	4,711
Total current assets	199,660	213,559
CONTENT ASSETS, net	66,822	48,244
PROPERTY AND EQUIPMENT, net	24,851	29,278
GOODWILL	258,284	258,284
RADIO BROADCASTING LICENSES	643,449	643,239
OTHER INTANGIBLE ASSETS, net	116,600	141,433
OTHER ASSETS	49,120	12,487
Total assets	$1,358,786	$1,346,524
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,555	$8,464
Accrued interest	16,691	17,366
Accrued compensation and related benefits	15,199	12,929
Current portion of content payables	22,872	14,998
Other current liabilities	26,647	26,149
Current portion of long-term debt	3,500	3,500
Total current liabilities	92,464	83,406
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	1,002,736	1,020,837
CONTENT PAYABLES, net of current portion	16,135	6,885
OTHER LONG-TERM LIABILITIES	33,434	29,034
DEFERRED TAX LIABILITIES, net	272,733	266,900
Total liabilities	1,417,502	1,407,062

REDEEMABLE NONCONTROLLING INTERESTS	12,410	11,286

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2016 and 2015	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,693,099 and 2,103,907 shares issued and outstanding as of December 31, 2016 and 2015, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2016 and 2015	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of December 31, 2016 and 2015	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,159,474 and 42,096,641 shares issued and outstanding as of December 31, 2016 and 2015, respectively	41	42
Additional paid-in capital	981,688	983,847
Accumulated deficit	(1,052,863)	(1,055,721)
Total stockholders’ deficit	(71,126)	(71,824)
Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$1,358,786	$1,346,524

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except share data)

NET REVENUE	$456,219	$450,861	$441,387
OPERATING EXPENSES:
Programming and technical	134,000	134,410	141,689
Selling, general and administrative, including stock-based compensation of $306, $367 and $137, respectively	147,905	151,726	144,349
Corporate selling, general and administrative, including stock-based compensation of $3,104, $4,740, and $1,457, respectively	50,636	51,992	41,362
Depreciation and amortization	34,247	35,355	36,822
Impairment of long-lived assets	1,287	41,211	—
Total operating expenses	368,075	414,694	364,222
Operating income	88,144	36,167	77,165
INTEREST INCOME	214	102	366
INTEREST EXPENSE	81,636	80,038	79,810
(GAIN) LOSS ON RETIREMENT OF DEBT	(2,646)	7,091	5,679
OTHER (INCOME) EXPENSE, net	(928)	216	(32)
Income (loss) before provision for income taxes and noncontrolling interests in income of subsidiaries	10,296	(51,076)	(7,926)
PROVISION FOR INCOME TAXES	9,580	15,058	34,814
CONSOLIDATED NET INCOME (LOSS)	716	(66,134)	(42,740)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,139	7,888	19,930
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(423)	$(74,022)	$(62,670)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net loss attributable to common stockholders	$(0.01)	$(1.54)	$(1.32)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	47,924,609	48,027,888	47,525,726

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
	2016	2015	2014
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$716	$(66,134)	$(42,740)
NET CHANGE IN UNREALIZED GAIN ON INVESTMENT ACTIVITIES	—	115	98
COMPREHENSIVE INCOME (LOSS)	716	(66,019)	(42,642)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,139	7,888	19,930
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(423)	$(73,907)	$(62,572)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND NONCONTROLLING INTEREST

For The Years Ended December 31, 2014, 2015 and 2016

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	(In thousands, except share data)
BALANCE, as of December 31, 2013	$—	$3	$3	$3	$39	$(213)	$1,003,116	$(925,002)	$207,026	$284,975
Consolidated net loss	—	—	—	—	—	—	—	(62,670)	19,291	(43,379)
Net change in unrealized gain on investment activities, net of taxes	—	—	—	—	—	98	—	—	—	98
Stock-based compensation expense	—	—	—	—	2	—	1,592	—	—	1,594
Conversion of 324,482 shares of Class A common stock to Class D common stock	—	(1)	—	—	1	—	—	—	—	—
Conversion of 192,142 shares of Class C common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	1,802	—	—	1,802
Exercise of options for 92,040 shares of common stock	—	—	—	—	—	—	125	—	—	125
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(24,643)	(24,643)
BALANCE, as of December 31, 2014	$—	$2	$3	$3	$42	$(115)	$1,006,635	$(987,672)	$201,674	$220,572
Consolidated net loss	—	—	—	—	—	—	—	(74,022)	6,149	(67,873)
Net change in unrealized gain on investment activities, net of taxes	—	—	—	—	—	115	—	—	—	115
Stock-based compensation expense	—	—	—	—	—	—	5,107	—	—	5,107
Conversion of 145,902 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Acquisition of additional membership interest in TV One	—	—	—	—	—	—	(25,760)	5,973	(201,940)	(221,727)
Repurchase of 345,293 shares of Class D common stock	—	—	—	—	—	—	(1,423)	—	—	(1,423)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(712)	—	—	(712)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(5,883)	(5,883)
BALANCE, as of December 31, 2015	$—	$2	$3	$3	$42	$—	$983,847	$(1,055,721)	$—	$(71,824)
Consolidated net loss	—	—	—	—	—	—	—	(423)	—	(423)
Tax impact of increased ownership of TV One	—	—	—	—	—	—	—	3,281	—	3,281
Stock-based compensation expense	—	—	—	—	—	—	3,410	—	—	3,410
Conversion of 410,808 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—
Repurchase of 1,585,703 shares of Class D common stock	—	—	—	—	(1)	—	(3,583)	—	—	(3,584)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,986)	—	—	(1,986)
BALANCE, as of December 31, 2016	$—	$2	$3	$3	$41	$—	$981,688	$(1,052,863)	$—	$(71,126)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net income (loss)	$716	$(66,134)	$(42,740)
Adjustments to reconcile consolidated net income (loss) to net cash from operating activities:
Depreciation and amortization	34,247	35,355	36,822
Amortization of debt financing costs	5,272	4,901	4,623
Amortization of content assets	52,511	50,858	47,086
Amortization of launch assets	142	2,645	9,913
Deferred income taxes	9,114	14,486	34,256
Impairment of long-lived assets	1,287	41,211	—
Stock-based compensation	3,410	5,107	1,594
(Gain) loss on retirement of debt	(2,646)	7,091	5,679
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	833	(8,758)	1,897
Prepaid expenses and other assets	(1,894)	(779)	(1,426)
Other assets	572	1,267	943
Accounts payable	(909)	1,862	(691)
Accrued interest	(675)	5,140	6,395
Accrued compensation and related benefits	2,270	4,200	(5,226)
Income taxes payable	47	79	(572)
Other liabilities	6,191	10,639	1,123
Payments for content assets	(61,181)	(66,748)	(45,756)
Payment of launch support	(1,058)	(670)	—
Net cash flows provided by operating activities	48,249	41,752	53,920
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,164)	(7,339)	(5,537)
Cost method investment	(35,000)	(5,000)	—
Purchase of additional membership interest in TV One	—	(209,855)	—
Proceeds from sale of assets held for sale	—	—	225
Proceeds from sales of investment securities	—	3,524	482
Purchases of investment securities	—	(591)	(930)
Purchase of intangible assets	—	—	(200)
Cash paid for acquisitions	(2,000)	—	(9,140)
Net cash flows used in investing activities	(42,164)	(219,261)	(15,100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	—	350,000	335,000
Proceeds from 2015 Credit Facility	—	350,000	—
Debt refinancing costs and original issue discount	(421)	(23,480)	(4,685)
Repayment of 2020 Notes	(17,174)	—	—
Premium paid on repayment of long-term debt	—	(827)	(1,554)
Payment of dividends to noncontrolling interest members of TV One	—	(5,883)	(24,643)
Payment of dividends to noncontrolling interest members of Reach Media	(2,001)	(2,001)	—
Repayment of senior subordinated notes	—	—	(327,034)
Repayment of credit facilities	(3,500)	(370,282)	(4,924)
Repayment of TV One senior secured notes	—	(119,000)	—
Proceeds from exercise of stock options	—	—	125
Repurchase of common stock	(3,584)	(1,423)	—
Net cash flows (used in) provided by financing activities	(26,680)	177,104	(27,715)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(20,595)	(405)	11,105
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	67,376	67,781	56,676
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$46,781	$67,376	$67,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$77,038	$69,934	$68,536
Income taxes, net of refunds	$475	$346	$1,016
NON-CASH FINANCIAL AND INVESTING ACTIVITIES:
Note payable incurred as part of purchase of additional membership interest in TV One	$—	$11,872	$—

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Radio One,” the “Company”, “we” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 55 broadcast stations located in 15 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media and entertainment properties. Our diverse media and entertainment interests include our ownership of TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind (as defined in Note 2 – Acquisitions and Dispositions), News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente. Most recently, we invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television. (See Note 15 – Segment Information and Note 16 – Subsequent Events.)

The Company anticipates changing its corporate name from “Radio One, Inc.” to “Urban One, Inc.” to have a name more reflective of our multi-media business operations.  We anticipate this change to occur prior to our reporting of our results for the period ending March 31, 2017.  Our core radio broadcasting franchise will continue to operate under the brand “Radio One.”  We will also retain our other brands, such as TV One and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

(b)  Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and require management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements.  The Company bases these estimates on historical experience, current economic environment or various other assumptions that are believed to be reasonable under the circumstances.  However, continuing economic uncertainty and any disruption in financial markets increase the possibility that actual results may differ from these estimates.

Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts. For each of the years ended December 31, 2015 and 2014, the Company reclassified approximately $1.9 million from corporate selling, general and administrative to selling, general and administrative.

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

(d)  Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds at various commercial banks that have original maturities of 90 days or less. Investments with contractual maturities of 90 days or less from the date of original purchase are classified as cash and cash equivalents. For cash and cash equivalents, cost approximates fair value.

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

(g)  Impairment of Long-Lived Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future discounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2016 and 2015 and concluded that no impairment to the carrying value of these assets was required.

(h)  Financial Instruments

Financial instruments as of December 31, 2016 and 2015, consisted of cash and cash equivalents, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2016 and 2015, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes that are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $315.0 million and fair value of approximately $283.5 million as of December 31, 2016. The 2020 Notes had a carrying value of approximately $335.0 million and fair value of approximately $258.0 million as of December 31, 2015. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. In April 2015, we entered into a series of transactions to refinance certain portions of our debt and to finance our acquisition of Comcast’s membership interest in TV One. Our 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $344.8 million as of December 31, 2016. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $311.5 million as of December 31, 2015. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. Our $350.0 million senior secured credit facility (the “2015 Credit Facility) had a carrying value of approximately $344.8 million and fair value of approximately $346.5 million as of December 31, 2016. The 2015 Credit Facility had a carrying value of approximately $348.3 million and fair value of approximately $353.0 million as of December 31, 2015. The fair values of the 2015 Credit Facility, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. As a part of our acquisition of Comcast’s membership interest in TV One, we issued a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”). The fair value of the Comcast Note was approximately $11.9 million as of December 31, 2016 and 2015. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. See Note 9 – Long-Term Debt for further description of our new credit facilities and outstanding notes.

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

(j)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast, and the revenue is reported net of agency and outside sales representative commissions, in accordance with ASC 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $27.5 million, $27.5 million and $30.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Interactive One generates the majority of the Company’s internet revenue, and derives such revenue from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. For our cable television segment, agency and outside sales representative commissions were approximately $15.6 million, $15.1 million and $14.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate.

(k) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. TV One paid approximately $1.1 million and $670,000 of launch support for the years ended December 31, 2016 and 2015 and made no such payments during the year ended December 31, 2014. The weighted-average amortization period for launch support was approximately 9.4 years as of December 31, 2016, and approximately 10.9 years as of December 31, 2015. The remaining weighted-average amortization period for launch support is 8.0 years and 8.9 years as of December 31, 2016, and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, launch support asset amortization of $142,000 and approximately $2.6 million and $9.9 million, respectively, was recorded as a reduction of revenue. Launch assets are included in other intangible assets on the consolidated balance sheets.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2016	2015
	(In thousands)
Launch assets	$1,784	$726
Less: Accumulated amortization	(203)	(61)
Launch assets, net	$1,581	$665

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2017 through 2021 is as follows:

(In thousands)
2017	$204
2018	$193
2019	$193
2020	$193
2021	$193

(l)  Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2016, 2015 and 2014, barter transaction revenues were approximately $2.1 million, $2.3 million and $3.2 million, respectively. Additionally, for the years ended December 31, 2016, 2015 and 2014, barter transaction costs were reflected in programming and technical expenses of approximately $1.9 million, 2.2 million and $3.1 million, respectively, and selling, general and administrative expenses of approximately $162,000, $197,000 and $162,000, respectively.

(m)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(n)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for continuing operations, for the years ended December 31, 2016, 2015 and 2014, were approximately $20.9 million, $19.7 million and $16.9 million, respectively.

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

(p)  Stock-Based Compensation

The Company accounts for stock-based compensation for stock options and restricted stock grants in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes valuation option-pricing model (“BSM”) and is recognized as expense ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. Compensation expense for restricted stock grants is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for restricted stock grants is recognized ratably during the vesting period. (See Note 11 – Stockholders’ Equity.)

(q)  Segment Reporting and Major Customers

In accordance with ASC 280, “Segment Reporting,” and given its diversification strategy, the Company has determined it has four reportable segments:  (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television. These four segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure. (See Note 16 – Subsequent Events.)

The radio broadcasting segment consists of all radio broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities in addition to other syndicated radio shows including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show.  The internet segment includes the results of our online business, which includes websites from all of our business divisions. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

No single customer accounted for over 10% of our consolidated net revenues during any of the years ended December 31, 2016, 2015 and 2014.

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

All stock options and restricted stock awards were excluded from the diluted calculation for the years ended December 31, 2016, 2015 and 2014, respectively, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Stock options	3,700	3,712	3,737
Restricted stock awards	1,226	2,064	2,575

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

As of December 31, 2016 and 2015, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2016
Liabilities subject to fair value measurement:
Employment agreement award (a)	$26,965	$—	$—	$26,965

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$12,410	$—	$—	$12,410

As of December 31, 2015
Liabilities subject to fair value measurement:
Incentive award plan (c)	$1,506	$—	$—	$1,506
Employment agreement award (a)	20,915	—	—	20,915
Total	$22,421	$—	$—	$22,421

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$11,286	$—	$—	$11,286

(a) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a combination of a discounted cash flow analysis and the value used in connection with the Comcast Buyout, as defined in Note 2 – Acquisitions and Dispositions), and an assessment of the probability that the Employment Agreement will be renewed and contain the award. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award was triggered after the Company’s recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. The Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(b) The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

(c) Balance is measured based on the estimated enterprise fair value of TV One as determined by a combination of a discounted cash flow analysis and the value used in connection with the Comcast Buyout (as defined in Note 2 – Acquisitions and Dispositions). Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis.

There were no transfers in or out of Level 1, 2, or 3 during the year ended December 31, 2016. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and 2016:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2014	$1,044	$17,993	$10,836
Dividends paid to redeemable noncontrolling interests	—	—	(2,001)
Net income attributable to redeemable noncontrolling interests	—	—	1,739
Distribution	—	(1,500)	—
Change in fair value	462	4,422	712
Balance at December 31, 2015	$1,506	$20,915	$11,286
Dividends paid to redeemable noncontrolling interests	—	—	(2,001)
Net income attributable to redeemable noncontrolling interests	—	—	1,139
Distribution	(1,480)	(1,800)	—
Change in fair value	(26)	7,850	1,986
Balance at December 31, 2016	$—	$26,965	$12,410

The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2016	$26	$(7,850)	$—
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2015	$(462)	$(4,422)	$—
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at December 31, 2014	$(300)	$(4,305)	$—

Losses included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the years ended December 31, 2016, 2015 and 2014.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant	As of December 31, 2016	As of December 31, 2015
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Incentive award plan	Discounted Cash Flow	Discount Rate	N/A *	10.8%
Incentive award plan	Discounted Cash Flow	Long-term Growth Rate	N/A *	3.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	10.8%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	3.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	11.8%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.5%

*Final distribution related to the incentive award plan occurred during the first quarter of 2016.

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company recorded an impairment charge of approximately $1.3 million for the year ended December 31, 2016, related to radio broadcasting licenses and approximately $41.2 million for the year ended December 31, 2015, related to goodwill and radio broadcasting licenses. The Company concluded that these assets were not impaired at December 31, 2014, and, therefore, were reported at carrying value as opposed to fair value.

As of December 31, 2016, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $258.3 million and $643.4 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2016, the Company recorded impairment charges totaling approximately $1.3 million related to our Columbus radio broadcasting licenses. For the year ended December 31, 2015, the Company recorded impairment charges totaling approximately $41.2 million related to our Cincinnati, Columbus, Dallas, Houston, Philadelphia, Raleigh and St. Louis radio broadcasting licenses and Cincinnati market and Interactive One goodwill balances. We performed Step 2 impairment tests related to our goodwill balances. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

 (t) Software and Web Development Costs

The Company capitalizes direct internal and external costs incurred to develop internal-use computer software during the application development stage pursuant to ASC 350-40, “Intangibles – Goodwill and Other.” Internal-use software is amortized under the straight-line method using an estimated life of three years. All web development costs incurred in connection with operating our websites are accounted for under the provisions of ASC 350-40 and ASC 350-50, “Website Development Costs”, unless a plan exists or is being developed to market the software externally. The Company has no plans to market software externally.

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

(v) Investments

Investment Securities

Available-for-sale

The company liquidated its available-for-sale investment portfolio during 2015. Prior to liquidation of the portfolio, investments consisted primarily of corporate fixed maturity securities and mutual funds.

Debt securities were classified as “available-for-sale” and reported at fair value. Investment income was recognized when earned and reported net of investment expenses. Unrealized gains and losses were excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized, unless the losses are deemed to be other than temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, were included in the statements of operations. For purposes of computing realized gains and losses, the specific-identification method of determining cost was used.

Cost Method

On April 10, 2015, the Company made its initial minimum $5 million investment and invested in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income is recorded in other income on the consolidated statements of operations.

(w) Content Assets

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company recorded an impairment and recorded additional amortization expense of approximately $2.9 million, $804,000 and $58,000 as a result of evaluating its contracts for recoverability for the years ended December 31, 2016, 2015 and 2014, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(x) Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved a deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted but not prior to the original effective date of annual periods beginning after December 15, 2016. The Company has not yet completed its assessment of the impact of the new standard, including possible transition alternatives, on its consolidated financial statements. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”) and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-11 and ASU 2016-12 provide additional clarification and implementation guidance on the previously issued ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”) which affects thirteen narrow aspects of the guidance. The Company is currently evaluating the impact ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 will have on its consolidated financial statements. At this time, the Company continues to assess and determine data and process requirements necessary to quantify the impacts of this standard as well as to develop and provide the enhanced disclosures required by the new guidance.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) which requires the Company to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about our ability to continue as a going concern. The Company adopted ASU 2014-15 during the fourth quarter of 2016 and the standard did not have an impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs were presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $421,000 of debt issuance costs for the year ended December 31, 2016, associated with its new line of credit arrangement.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 in the fourth quarter of 2015 on a retroactive basis and included the current portion of deferred tax liabilities within the noncurrent portion of deferred tax liabilities within our consolidated balance sheets. However, the Company did not adjust our prior period consolidated balance sheet as a result of the adoption of this ASU as the impact was immaterial.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which relates to the accounting for employee share-based payments. This standard provides updated guidance for the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification on the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. As early adoption is permitted, the Company adopted ASU 2016-09 during the fourth quarter of 2016. Under ASU 2016-09, the Company classifies the excess income tax benefits from stock-based compensation arrangements within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. In addition, when the Company withholds shares to satisfy income tax withholding obligations, the payment is classified as a financing activity on the statement of cash flows. The Company continues to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016- 09, rather than electing to account for forfeitures as they occur.

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted the provisions of ASU 2016-18 during the fourth quarter of 2016. The adoption of the guidance did not have impact on prior reporting periods.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 is intended to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. This standard will be effective for interim and annual goodwill impairment tests after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

(y) Related Party Transactions

Reach Media operates the Tom Joyner Fantastic Voyage, a fund raising event for the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to Reach Media. The fee is up to the first $1.0 million after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 50% to Reach Media of any excess over $1.25 million. Reach Media’s earnings for the Fantastic Voyage may not exceed $1.5 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues; Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales.

For the year ended December 31, 2016, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $8.9 million, $7.9 million, and $1.0 million, respectively; for the year ended December 31, 2015, approximately $8.7 million, $7.5 million, and $1.2 million, respectively; for the year ended December 31, 2014, approximately $6.6 million, $5.7 million, and $900,000, respectively. As of December 31, 2016 and 2015, the Foundation owed Reach Media $426,000 and approximately $1.2 million, respectively under the agreement, for operations on the next sailing.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media related events. Under these arrangements, as of December 31, 2016, the Foundation and Limited owed $10,000 and $7,000 to Reach Media, respectively. As of December 31, 2015, the Foundation and Limited owed $3,000 and $11,000 to Reach Media, respectively.

2.  ACQUISITIONS AND DISPOSITIONS:

As of June 2011, our remaining Boston radio station was made the subject of a time brokerage agreement (“TBA”), similar in operation to a local marketing agreement (“LMA”), whereby we have made available, for a fee, air time on this station to another party. On February 3, 2014, the Company executed a new TBA, effective December 1, 2013, for its remaining station in Boston.  The TBA had a three-year term, and at the conclusion of the TBA in December 2016, the Company’s remaining Boston station was conveyed to Radio Boston Broadcasting, Inc., an affiliate of Pacific Media International, LLC. As a result, that station’s radio broadcasting license was classified as a short-term other asset as of December 31, 2015, and was amortized through the conveyance date of December 6, 2016.

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

On April 17, 2015, the Company used the net proceeds from its issuance of its 2022 Notes, along with the 2015 Credit Facility and Comcast Note, to refinance certain indebtedness and finance the purchase of the membership interests of an affiliate of Comcast Corporation (“Comcast”) in TV One (the “Comcast Buyout”). In connection with the Comcast Buyout, the Company acquired all of Comcast’s membership interest in TV One for approximately $221.7 million which consisted of approximately $211.1 million in cash paid at closing with a subsequent favorable working capital adjustment of approximately $1.3 million and the issuance of the Comcast Note in the amount of approximately $11.9 million. As of April 17, 2015, the Company owned a 99.6% interest in TV One. The Comcast Buyout was treated as an equity transaction in accordance with ASC 810-45-23, as the Company already had control of TV One. TV One is now wholly-owned following the redemption of all management interests that were outstanding.

On November 12, 2015, the Company entered into a two-station LMA with Wilks Broadcasting Group for 95.5 FM-WZOH and 107.1 FM-WHOK. While under the LMA, the stations were a variable interest entity (“VIE”) for which we were not the primary beneficiary based on the fact that we did not have the power to direct the activities of the VIE that most significantly impacted its economic performance. The Company also entered into an asset purchase agreement to acquire the stations. This acquisition doubled the size of the previously two-station urban music cluster in Columbus, Ohio. The Company completed the acquisition of the stations on February 3, 2016, and as a result of the acquisition, the stations are no longer treated as a VIE. Total consideration paid was approximately $2.0 million. The Company’s final purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.5 million to radio broadcasting licenses, $861,000 to property and equipment, $84,000 to other intangible assets, offset by an unfavorable lease liability of $443,000.

On September 8, 2016, the Company entered into a letter of intent to sell certain land, towers and equipment to a third party which the Company expects to close in the next twelve months. The closing of the transaction is subject to certain customary conditions, including execution of a definitive agreement. The identified assets have been classified as held for sale in the consolidated balance sheet at December 31, 2016. The combined net carrying value of $2.2 million for the assets held for sale is included in other assets in the Company’s consolidated balance sheet at December 31, 2016. The estimated fair value of the assets to be disposed of are in excess of their carrying value. See Note 16 – Subsequent Events.

3.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2016	2015	Useful Lives
	(In thousands)
Land and improvements	$2,830	$3,777	—
Buildings	1,264	1,554	31 years
Transmitters and towers	39,266	41,317	7-15 years
Equipment	57,218	55,767	3-7 years
Furniture and fixtures	10,153	9,369	6 years
Software and web development	23,679	22,411	3 years
Leasehold improvements	24,248	24,133	Lease Term
Construction-in-progress	135	152	—
	158,793	158,480
Less: Accumulated depreciation and amortization	(133,942)	(129,202)
Property and equipment, net	$24,851	$29,278

Repairs and maintenance costs are expensed as incurred.

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

We have historically made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2016, 2015 and 2014, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $1.3 million, $41.2 million and $0, respectively.

2016 Interim Impairment Testing

For the second and third quarters in 2016, the total market revenue growth for certain markets in which we operate was below that used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2016 and September 30, 2016. During the third quarter of 2016, we identified an impairment indicator at one of our radio markets, and as such, we performed an interim impairment analysis for that radio market’s goodwill as of September 30, 2016. There was no impairment identified as part of this testing.

2016 Annual Impairment Testing

We completed our 2016 annual impairment assessment as of October 1, 2016. Our 2016 annual impairment testing indicated the carrying values for our goodwill attributable to Reach Media, TV One, Interactive One and our radio markets were not impaired. The Company recorded an impairment charge of approximately $1.3 million related to our Columbus radio broadcasting licenses.

2015 Interim Impairment Testing

For the second and third quarters in 2015, the total market revenue growth for certain markets in which we operate was below the estimated total market revenue growth used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2015 and September 30, 2015. There was no impairment identified as part of this testing. During the third and fourth quarters of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Upon review of the results of this testing, the Company recorded a goodwill impairment charge of approximately $14.5 million during the quarter ended September 30, 2015, and no further impairment was identified during the fourth quarter of 2015.

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

2014 Interim Impairment Testing

For the first, second and third quarters in 2014, the total market revenue growth for certain markets in which we operate was below the estimated total market revenue growth used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2014, June 30, 2014 and September 30, 2014. There was no impairment identified as part of this testing in 2014. During the third quarter of 2014, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Upon review of the results of this testing, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

2014 Annual Impairment Testing

We completed our 2014 annual impairment assessment as of October 1, 2014. Our 2014 annual impairment testing indicated the carrying values for our radio broadcasting licenses, radio market goodwill and goodwill attributable to Reach Media, TV One and Interactive One were not impaired.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to assist us with estimating the fair value of our radio broadcasting licenses. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one of our 15 geographical markets.  Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) estimated future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing performed where an impairment charge was recorded since October 2014. The Company recorded an impairment charge of approximately $1.3 million related to our Columbus radio broadcasting licenses during the year ended December 31, 2016. The Company recorded an impairment charge of approximately $23.6 million related to our Cincinnati, Columbus, Dallas, Houston, Philadelphia, Raleigh and St. Louis radio broadcasting licenses during the year ended December 31, 2015. We did not identify any radio broadcasting license impairment during the year ended December 31, 2014.

Radio Broadcasting	October 1,	October 1,	October 1,
Licenses	2016	2015	2014

Impairment charge (in millions)	$1.3	$23.6	$—

Discount Rate	9.0%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	1.0% – 2.4%	0.7% – 2.2%	0.3% – 1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%	1.0% – 2.0%
Mature Market Share Range	6.9% – 25.8%	7.0% – 25.8%	6.9% – 25.2%
Mature Operating Profit Margin Range	30.5% – 51.8%	30.5% – 50.4%	30.0% – 48.4%

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $643.4 million as of December 31, 2016. The units of accounting reflected in the table below are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of	Net		As of
Unit of Accounting	December 31, 2015	Increase (Decrease)		December 31, 2016
	(In thousands )
Unit of Accounting 2	$3,086	$–		$3,086
Unit of Accounting 4	16,142	–		16,142
Unit of Accounting 5	16,100	210		16,310
Unit of Accounting 7	15,871	–		15,871
Unit of Accounting 14	20,434	–		20,434
Unit of Accounting 15	20,736	–		20,736
Unit of Accounting 11	21,135	–		21,135
Unit of Accounting 9	34,270	–		34,270
Unit of Accounting 6	22,642	–		22,642
Unit of Accounting 16	52,965	–		52,965
Unit of Accounting 13	47,846	–		47,846
Unit of Accounting 8	62,015	–		62,015
Unit of Accounting 12	49,663	–		49,663
Unit of Accounting 1	93,394	–		93,394
Unit of Accounting 10	166,940	–		166,940
Total	$643,239	$210	*	$643,449

* The amount listed is net of an impairment charge of approximately $1.3 million.

Our licenses expire at various dates through August 1, 2022.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 18 reporting units as of our October 2016 annual impairment assessment, consisting of each of the 15 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit.

We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units. The Company recorded an impairment charge of approximately $3.1 million related to our Cincinnati goodwill and an impairment charge of approximately $14.5 million related to our Interactive One goodwill during the year ended December 31, 2015. We did not identify any goodwill impairment during the years ended December 31, 2016 and 2014.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all annual impairment assessments performed since October 2014.

Goodwill (Radio Market	October 1,	October 1,	October 1,
Reporting Units)	2016 (a)	2015 (a)	2014 (a)

Impairment charge (in millions)	$—	$3.1	$—

Discount Rate	9.0%	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	(9.4)% – 29.4%	(9.0)% – 23.3%	0.3% – 1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%	1.0% - 2.0%
Mature Market Share Range	8.1% - 18.4%	8.0% - 19.1%	7.2% - 19.5%
Mature Operating Profit Margin Range	26.3% - 53.8%	25.6% - 53.3%	26.4% - 52.2%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments since October 2014. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on the on-air personality Tom Joyner. As a result of our impairment assessments, the Company concluded that goodwill was not impaired.

	October 1,	October 1,	October 1,
Reach Media Segment Goodwill	2016	2015	2014

Impairment charge (in millions)	$—	$—	$—

Discount Rate	10.5%	11.5%	12.0%
Year 1 Revenue Growth Rate	(0.3)%	(0.6)%	1.5%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.5%	1.9%
Operating Profit Margin Range	15.1% – 17.5%	14.0% – 15.7%	10.0% – 14.9%

Below are some of the key assumptions used in the income approach model for determining the fair value of our internet reporting unit since October 2014. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. During the third and fourth quarters of 2015, the Company performed interim impairment testing on the valuation of goodwill associated with Interactive One. Interactive One’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be impairment indicators. The Company reduced its operating cash flow projections and assumptions from the prior year based on Interactive One’s actual results which did not meet budget. As a result of our interim assessment for the third quarter of 2015, the Company recorded a goodwill impairment charge of approximately $14.5 million. As a result of the testing performed during the fourth quarter of 2015, the Company concluded that no further impairment to the carrying value of goodwill had occurred. The net revenue, cash flow projections and internal projections have been revised for the October 1, 2016 annual testing due to a new, more centralized management of its internet segment. Effective January 1, 2017, the Company will be changing its reportable segment disclosures to better reflect our operating strategy. The Company has projected increased investment in the initial years of this new strategy, which will result in losses in the short-term. However, even with these additional costs and projected losses in the early years of the new strategy, the Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in 2016.

	October 1,	October 1,	September 30,	October 1,
Internet Segment Goodwill	2016	2015	2015	2014

Impairment charge (in millions)	$—	$—	$14.5	$—

Discount Rate	12.5%	14.0%	14.0%	13.5%
Year 1 Revenue Growth Rate	9.8%	5.3%	5.3%	11.8%
Long-term Revenue Growth Rate (Years 6 – 10)	3.0% - 8.4%	2.6% - 4.4%	2.6% - 4.4%	2.7% - 6.5%
Operating Profit Margin Range	(9.8)% - 20.3%	4.5% - 23.9%	4.5% - 23.9%	9.1% - 25.6%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2013. As a result of the testing performed in 2016, 2015 and 2014, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,	October 1,
Cable Television Segment Goodwill	2016	2015	2014

Impairment charge (in millions)	$—	$—	$—

Discount Rate	11.0%	10.8%	10.4%
Year 1 Revenue Growth Rate	7.4%	7.1%	11.5%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.3% - 2.9%	2.7% - 4.2%	2.7% - 4.7%
Operating Profit Margin Range	40.2% - 44.3%	37.6% - 38.7%	29.8% - 36.1%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 18 reporting units. The other six remaining reporting units had no goodwill carrying value balances as of December 31, 2016.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments during 2016, 2015 and 2014:

	Radio Broadcasting Segment	Reach Media Segment	Internet Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$152,151	$30,468	$21,816	$165,044	$369,479
Accumulated impairment losses	(81,328)	(16,114)	—	—	(97,442)
Additions	2,712	—	606	—	3,318
Impairments	—	—	—	—	—
Net goodwill at December 31, 2014	$73,535	$14,354	$22,422	$165,044	$275,355
Gross goodwill	$154,863	$30,468	$22,422	$165,044	$372,797
Accumulated impairment losses	(81,328)	(16,114)	—	—	(97,442)
Additions	—	—	582	—	582
Impairments	(3,108)	—	(14,545)	—	(17,653)
Net goodwill at December 31, 2015	$70,427	$14,354	$8,459	$165,044	$258,284
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Net goodwill at December 31, 2016	$70,427	$14,354	$8,459	$165,044	$258,284

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2016 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill, radio broadcasting licenses and the unamortized brand name, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

				Remaining
				Weighted-
				Average
	As of December 31,		Period of	Period of
	2016	2015	Amortization	Amortization
	(In thousands)
Trade names	$17,344	$17,344	2-5 Years	2.2 Years
Intellectual property	9,531	9,531	4-10 Years	0.9 Years
Affiliate agreements	178,986	178,986	8 Years	2.3 Years
Acquired income leases	127	44	3-15 Years	12.1 Years
Advertiser agreements	44,871	44,871	2-12 Years	6.3 Years
Favorable office and transmitter leases	2,097	2,097	2-60 Years	40.6 Years
Brand names	2,853	2,853	10 Years	8.1 Years
Brand names - unamortized	39,690	39,690	Indefinite	—
ABL facility debt costs	421	—	Debt term	4.2 Years
Launch assets	1,784	726	Contract length	8.0 Years
Other intangibles	609	606	1-5 Years	1.7 Years
	298,313	296,748
Less: Accumulated amortization	(181,713)	(155,315)
Other intangible assets, net	$116,600	$141,433		3.5 Years

Amortization expense of intangible assets for the years ended December 31, 2016, 2015 and 2014 was approximately $26.2 million, $26.3 million and $27.1 million, respectively.

The Company’s affiliation agreements have expiration dates ranging from December 2017 to January 2026.

The following table presents the Company’s estimate of amortization expense for the years 2017 through 2021 for intangible assets:

(In thousands)
2017	$26,013
2018	$25,904
2019	$10,045
2020	$3,519
2021	$964

The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  CONTENT ASSETS:

The gross cost and accumulated amortization of content assets is as follows:

	As of December 31,		Period of
	2016	2015	Amortization
	(In thousands)
Produced content assets:
Completed	$249,561	$194,035
In-production	13,685	14,897
Licensed content assets acquired:
Acquired	51,223	65,799
Content assets, at cost	314,469	274,731	1-5 Years
Less: Accumulated amortization	(211,793)	(197,849)
Content assets, net	102,676	76,882
Current portion	(35,854)	(28,638)
Noncurrent portion	$66,822	$48,244

Future estimated content amortization expense related to agreements entered into as of December 31, 2016, for years 2017 through 2021 is as follows:

(In thousands)
2017	$35,854
2018	$25,846
2019	$14,602
2020	$7,779
2021	$4,052

Future estimated content amortization expense is not included for in-production content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2016, are as follows:

(In thousands)
2017	$33,057
2018	$7,550
2019	$5,230
2020	$2,845
2021	$1,193

6.  INVESTMENTS:

Available-for-sale

The company liquidated its available-for-sale investment portfolio during 2015. Prior to liquidation of the portfolio, investments consisted primarily of corporate fixed maturity securities and mutual funds.

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

Year Ended December 31,
2015
(In thousands)
Proceeds from sales	$3,524
Gross realized gains	19
Gross realized losses	133

Cost Method

On April 10, 2015, the Company made its initial minimum $5 million investment and invested in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company made an additional $35 million to complete its investment. This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income is recorded in other income on the consolidated statements of operations.

7.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2016	2015
	(In thousands)
Deferred revenue	$8,693	$7,491
Deferred barter revenue	1,337	1,049
Deferred rent	736	646
Employment Agreement Award	2,511	1,898
Incentive award plan	—	1,506
Accrued national representative fees	563	708
Accrued miscellaneous taxes	223	428
Income taxes payable	689	642
Tenant allowance	115	230
Other current liabilities	11,780	11,551
Other current liabilities	$26,647	$26,149

8.  DERIVATIVE INSTRUMENTS:

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award as of December 31, 2016 and 2015, at approximately $27.0 million and $20.9 million, respectively. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement was recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the years ended December 31, 2016, 2015 and 2014.

The Company’s obligation to pay the Employment Agreement Award was triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new Employment Agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2016	2015
	(In thousands)
2015 Credit Facility	$344,750	$348,250
9.25% Senior Subordinated Notes due February 2020	315,000	335,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	1,021,622	1,045,122
Less: current portion of long-term debt	3,500	3,500
Less: original issue discount and issuance costs	15,386	20,785
Long-term debt, net	$1,002,736	$1,020,837

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed its private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, which also guarantees its $350.0 million senior secured credit facility (the “2015 Credit Facility”) that was entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility matures on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility is based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.13% for 2016 and 4.80% for 2015. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the year ended December 31, 2016, the Company repaid approximately $3.5 million under the 2015 Credit Facility. During the year ended December 31, 2015, the Company repaid approximately $1.8 million under the 2015 Credit Facility.

In connection with the closing of the 2022 Notes and the 2015 Credit Facility, the Company and the guarantor parties thereto entered into a Fourth Supplemental Indenture to the indenture governing the 2020 Notes (as defined below). Pursuant to this Fourth Supplemental Indenture, TV One, which previously did not guarantee the 2020 Notes, became a guarantor under the 2020 Notes indentures. In addition, the transactions caused a “Triggering Event” (as defined in the 2020 Notes Indenture) and, as a result, the 2020 Notes became an unsecured obligation of the Company and the subsidiary guarantors and rank equal in right of payment with the Company’s other senior indebtedness.

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

As of December 31, 2016, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of December 31, 2016, the Company had outstanding approximately $344.8 million on its 2015 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company's long-term debt in the consolidated balance sheet as of December 31, 2015. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2016, 2015 and 2014 was approximately $5.3 million, $4.9 million and $4.6 million, respectively.

2011 Credit Facilities

On March 31, 2011, the Company entered into a senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previously amended and restated credit agreement and to fund a past obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement was $411.0 million, initially consisting of a $386.0 million term loan facility that matured on March 31, 2016, and a $25.0 million revolving loan facility that matured on March 31, 2015. Borrowings under the 2011 Credit Agreement were subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the 2011 Credit Agreement could be used for working capital, capital expenditures made in the ordinary course of business, a common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. On December 19, 2012, the Company entered into an amendment to the 2011 Credit Agreement (the “December 2012 Amendment”). The December 2012 Amendment: (i) modified financial covenant levels with respect to the Company's total-leverage, secured-leverage, and interest-coverage ratios; (ii) increased the amount of cash the Company can net for determination of its net indebtedness tests; and (iii) extended the time for certain of the 2011 Credit Agreement's call premium while reducing the time for its later and lower premium.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2016, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Interest on the 2016 Notes, that the Company repurchased or otherwise redeemed in March 2014, was initially payable in cash, or at our election, partially in cash and partially through the issuance of additional 2016 Notes (a “PIK Election”) on a quarterly basis in arrears. For fiscal year 2014, interest accrued at a rate of 12.5% and was payable in cash.

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment was approximately $14.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its 2016 Notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of December 31, 2016 and 2015, the Company had approximately $315.0 million and $335.0 million, respectively, of our 2020 Notes outstanding. During the year ended December 31, 2014, the Company capitalized approximately $4.5 million of costs associated with our 2020 Notes.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of December 31, 2016, the Company did not have any borrowings outstanding on its ABL Facility.

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

Future scheduled minimum principal payments of debt as of December 31, 2016, are as follows:

	Comcast Note due April 2019	2015 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
2017	$—	$3,500	$—	$—	$3,500
2018	—	341,250	—	—	341,250
2019	11,872	—	—	—	11,872
2020	—	—	315,000	—	315,000
2021	—	—	—	—	—
2022 and thereafter	—	—	—	350,000	350,000
Total Debt	$11,872	$344,750	$315,000	$350,000	$1,021,622

10.  INCOME TAXES:

A reconciliation of the statutory federal income taxes to the recorded provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Statutory tax (@ 35% rate)	$3,604	$(17,877)	$(2,775)
Effect of state taxes, net of federal benefit	534	(3,437)	(719)
Effect of state rate and tax law changes	(1,123)	4,791	600
Return to provision adjustments	2,043	—	—
Other permanent items	739	198	206
Non-deductible officer’s compensation	3,251	3,021	2,369
Impairment of long-lived assets	—	6,103	—
Noncontrolling interest	—	(2,152)	(6,752)
Disallowed interest	—	—	799
Change in entity classification – TV One	(3,753)	—	—
Change in valuation allowance	(139,797)	23,170	35,951
Expiring NOLs	142,801	1,592	156
NOL adjustments	—	—	4,724
Forfeiture of stock-based compensation	56	189	61
Uncertain tax positions	1,184	(772)	153
Other	41	232	41
Provision for income taxes	$9,580	$15,058	$34,814

The components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Federal:
Current	$158	$—	$—
Deferred	7,212	15,161	31,402
State:
Current	308	572	558
Deferred	1,902	(675)	2,854
Provision for income taxes	$9,580	$15,058	$34,814

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
	(In thousands)
Deferred tax assets/(liabilities):
Allowance for doubtful accounts	$2,675	$1,831
Accruals	2,446	1,903
Fixed assets	1,419	734
Stock-based compensation	1,620	1,213
Net operating loss carryforwards	207,657	354,545
Charitable contribution carryforward	347	586
Prepaid expenses	—	(150)
Intangible assets	(241,379)	(223,576)
Partnership interests	(18)	(22,051)
Qualified film expenditures	(5,568)	—
Alternative minimum tax credit	294	—
Other	(437)	(349)
Valuation allowance	(241,789)	(381,586)
Net deferred tax liability	$(272,733)	$(266,900)

As of December 31, 2016, the Company had federal and state net operating loss (“NOL”) carryforward amounts of approximately $906.9 million and $716.6 million, respectively. The state NOLs are applied separately from the federal NOL as the Company generally files separate state returns for each subsidiary. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. The Company performed an Internal Revenue Code (“IRC”) Section 382 study during the quarter ended December 31, 2016, and management has concluded that there was an ownership shift during calendar year 2009. The results of the Section 382 study have identified that approximately $361.1 million and $262.7 million, of federal and state NOLs, respectively, may expire due to the annual limitations as a result of the ownership shift. The Company continues to assess potential tax strategies which, if successful, may reduce the impact of the annual limitations and potentially recover NOLs which otherwise would expire. The federal and state NOLs expire from 2017 to 2035.

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company concluded it was more likely than not that the benefit from certain of its deferred tax assets (“DTAs”) would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under GAAP to benefit its DTAs with deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that cannot be scheduled to reverse in the same requisite period. Because the DTLs in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given the current total three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $241.8 million and $381.6 million as of December 31, 2016 and 2015, respectively.

Upon the acquisition of the remaining membership interests, TV One ceased as a partnership for federal income tax purposes. The Company now treats TV One as a disregarded entity, and during 2016 recorded a tax adjustment of approximately $3.3 million related to this acquisition. This amount was offset by an adjustment to equity, resulting in no net impact to tax expense.

The Company had unrecognized tax benefits of approximately $5.6 million related to state NOLs as of December 31, 2016.

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state NOL positions. As of December 31, 2016, the Company had unrecognized tax benefits of approximately $5.8 million, of which a net amount of approximately $3.8 million, if recognized, would impact the effective tax rate if there was no valuation allowance. The Company estimated an approximately $1.8 million increase of unrecognized tax benefits for the year ended December 31, 2016. The Company recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company does not anticipate any significant increases or decreases to the total unrecognized tax benefits within the next twelve months subsequent to December 31, 2016. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
	(In thousands)

Balance as of January 1	$4,036	$5,224	$5,071
(Deductions) additions for tax positions related to current years	—	—	153
(Deductions) additions for tax positions related to prior years	1,764	(1,188)	—
Balance as of December 31	$5,800	$4,036	$5,224

As of December 31, 2016, the Company's previously open income tax examinations were closed without material adjustments. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2013 through 2016. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2012 through 2016. To the extent that net operating losses are utilized, the year of the loss is open to examination.

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

Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “December 2015 Repurchase Authorization”). Under the December 2015 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $3.5 million worth of its Class A and/or Class D common stock. On March 25, 2016, the Company’s Board of Directors reaffirmed the December 2015 Repurchase Authorization without any limitation on price, and on September 23, 2016 increased the authorization to $7.0 million. As of December 31, 2016, the Company had $7.0 million remaining under the authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the year ended December 31, 2016, the Company did not repurchase any Class A Common Stock and repurchased 1,255,592 shares of Class D Common Stock in the amount of approximately $3.0 million at an average of $2.40 per share. During the years ended December 31, 2015 and December 31, 2014, the Company did not repurchase any Class A Common Stock or Class D Common Stock.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding shares) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the year ended December 31, 2016, the Company executed a Stock Vest Tax Repurchase of 330,111 shares of Class D Common Stock in the amount of $568,000 at an average price of $1.72 per share. During the year ended December 31, 2015, the Company executed a Stock Vest Tax Repurchase of 345,293 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $4.12 per share. During the year ended December 31, 2014, the Company did not execute a Stock Vest Tax Repurchase.

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

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, a further amendment to the Amended and Restated 2009 Stock Plan. This further amendment increased the authorized plan shares remaining available for grant to 8,250,000 shares of Class D common stock. As of December 31, 2016, 7,932,932 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Also on September 30, 2014, the Compensation Committee awarded 410,000 shares of restricted stock to certain employees pursuant to the Company’s LTIP. The grants were effective October 6, 2014, and will vest in three installments, with the first installment of 33% vesting on April 6, 2015, and the second installment vesting on December 31, 2015. The remaining installment vested on December 31, 2016.  Pursuant to the terms of the 2009 Stock Option and Restricted Stock Grant Plan, as amended and restated as of December 31, 2013, and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

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

The Company measures compensation cost for all stock-based awards at fair value on date of grant and recognizes the related expense over the service period for awards expected to vest. The restricted stock-based awards do not participate in dividends until fully vested. The fair value of stock options is determined using the BSM.  Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method. Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from our current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated number of stock awards are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate.

The Company’s use of the BSM to calculate the fair value of stock-based awards incorporates various assumptions including volatility, expected life, and interest rates. For options granted, the BSM determines: (i) the term by using the simplified “plain-vanilla” method as allowed under SAB No. 110; (ii) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; and (iii) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, was approximately $3.4 million, $5.1 million and $1.6 million, respectively.

The Company did not grant stock options during the year ended December 31, 2016. The Company granted 350,000 and 1,105,000 stock options during the years ended December 31, 2015 and 2014, respectively. The per share weighted-average fair value of options granted during the years ended December 31, 2015 and 2014 was $1.51 and $2.40, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2016	2015		2014

Average risk-free interest rate	—	1.89%		1.94%
Expected dividend yield	—	0.00%		0.00%
Expected lives	—	6.38	years	6.00	years
Expected volatility	—	85.9%		121.1%

Transactions and other information relating to stock options for the years December 31, 2016, 2015 and 2014 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,300,000	$7.46	—	—
Grants	1,105,000	$2.75
Exercised	(92,000)	$1.36
Forfeited/cancelled/expired	(1,576,000)	$14.81
Outstanding at December 31, 2014	3,737,000	$3.12	5.18	$629,440
Grants	350,000	$2.10
Exercised	—	$—
Forfeited/cancelled/expired	(375,000)	$12.63
Outstanding at December 31, 2015	3,712,000	$2.06	5.20	$733,000
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(12,000)	$10.66
Outstanding at December 31, 2016	3,700,000	$2.03	4.21	$3,675,000
Vested and expected to vest at December 31, 2016	3,659,000	$2.03	4.16	$3,642,000
Unvested at December 31, 2016	250,000	$2.12	8.80	$195,000
Exercisable at December 31, 2016	3,450,000	$2.03	3.88	$3,479,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2016, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their in-the-money options on December 31, 2016. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the years ended December 31, 2016 and 2015. The number of options that were exercised during the year ended December 31, 2014 was 92,000. The number of options that vested during the year ended December 31, 2016 was 505,832. The number of options that vested during the year ended December 31, 2015 was 699,169. The number of options that vested during the year ended December 31, 2014 was 75,300.

As of December 31, 2016, $314,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years. The weighted-average fair value per share of shares underlying stock options was $1.39 at December 31, 2016.

The Company granted 237,728, 193,680 and 2,480,050 shares, respectively, of restricted stock during the years ended December 31, 2016, 2015 and 2014, respectively. As noted above, during the year ended December 31, 2014, 2,424,000 restricted shares were issued to the Company’s Executives and other LTIP participants. During the years ended December 31, 2016, 2015 and 2014, respectively, 72,728, 68,680 and 56,050 shares of restricted stock were issued to the Company’s non-executive directors as a part of their compensation packages. Each of the four non-executive directors received 18,182 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2016. Each of the five non-executive directors received 13,736 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2015. Each of the five non-executive directors received 11,210 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of the Company’s Class D common stock on June 14, 2014. All of the restricted stock grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2016, 2015 and 2014 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2013	130,000	$2.11
Grants	2,480,000	$2.79
Vested	(75,000)	$1.99
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2014	2,535,000	$2.78
Grants	194,000	$2.66
Vested	(1,707,000)	$2.76
Forfeited/cancelled/expired	(69,000)	$3.06
Unvested at December 31, 2015	953,000	$2.76
Grants	238,000	$2.22
Vested	(788,000)	$2.80
Forfeited/cancelled/expired	(45,000)	$2.75
Unvested at December 31, 2016	358,000	$2.31

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2016, $658,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over a weighted-average period of 1.3 years.

12.   PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2016, 2015 and 2014.

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

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”).  Our ASCAP and BMI licenses expired December 31, 2016. The expirations were an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with SESAC, ASCAP and BMI including the ASCAP and BMI licenses that expired December 31, 2016.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  Negotiations continue with respect to BMI and all broadcasters that have authorized the RMLC to act on their behalf in negotiations with BMI can continue to play BMI compositions after December 31, 2016, because the RMLC has submitted a license application to BMI on their behalf and applicants are licensed upon application under a prior consent decree.  The RMLC is in preparation for a binding rate arbitration with SESAC.  This arbitration is expected to be completed by the end of the first calendar quarter of 2017 and the rate decision will have retroactive application to January 1, 2016.  In the interim, we continue payments to SESAC at the existing 2015 rates, and SESAC may not increase our fees for any reason prior to the rate arbitration decision being issued. In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $8.7 million, $10.3 million and $9.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 15 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets. The future rentals under non-cancelable leases as of December 31, 2016, are shown below.

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

	Operating Lease Agreements	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2017	$10,173	$73,419
2018	10,380	23,472
2019	9,626	20,229
2020	8,975	17,308
2021	7,548	15,462
2022 and thereafter	25,043	69,117
Total	$71,745	$219,007

Of the total amount of other operating contracts and agreements included in the table above, approximately $151.8 million has not been recorded on the balance sheet as of December 31, 2016, as it does not meet recognition criteria. Approximately $11.7 million relates to certain commitments for content agreements for our cable television segment, approximately $15.9 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.

Rent expense included in continuing operations for the years ended December 31, 2016, 2015 and 2014 was approximately $11.9 million, $11.4 million and $10.9 million, respectively.

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

Letters of Credit

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2016, the Company had letters of credit totaling $815,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31 (a)

	(In thousands, except share data)
2016:
Net revenue	$109,088	$122,719	$110,856	$113,556
Operating income	18,808	27,719	24,533	17,084
Net (loss) income	(3,526)	7,749	(20)	(3,487)

Consolidated net (loss) income attributable to common stockholders	(3,947)	7,314	(423)	(3,367)
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income per share	$(0.08)	$0.15	$(0.01)	$(0.07)
Consolidated net (loss) income per share attributable to common stockholders	$(0.08)	$0.15	$(0.01)	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	48,664,524	48,110,440	47,481,004	47,463,258
Weighted average shares outstanding —diluted	48,664,524	49,279,142	47,481,004	47,463,258

(a)	The net loss from continuing operations for the quarter ended December 31, 2016, includes approximately $1.3 million of impairment charges.

	Quarters Ended
	March 31	June 30	September 30(a)	December 31 (a)

	(In thousands, except share data)
2015:
Net revenue	$105,763	$119,821	$115,893	$109,384
Operating income (loss)	15,593	24,787	7,092	(11,305)
Net loss	(12,023)	(12,674)	(17,631)	(23,806)

Consolidated net loss attributable to common stockholders	(18,489)	(13,039)	(18,145)	(24,349)
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income per share	$(0.39)	$(0.27)	$(0.38)	$(0.50)
Consolidated net (loss) income per share attributable to common stockholders	$(0.39)	$(0.27)	$(0.38)	$(0.50)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic and diluted	47,608,038	48,062,991	48,220,262	48,220,262

(a)	The net loss from continuing operations for the quarters ended September 30, 2015 and December 31, 2015, includes approximately $14.5 million and $26.7 million, respectively of impairment charges.

	Quarters Ended
	March 31	June 30	September 30	December 31

	(In thousands, except share data)
2014:
Net revenue	$111,072	$108,414	$112,171	$109,730
Operating income	15,831	22,350	19,560	19,424
Net loss	(20,302)	(5,408)	(8,758)	(8,272)

Consolidated net loss attributable to common stockholders	(25,183)	(10,816)	(13,220)	(13,451)
BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss per share	$(0.53)	$(0.23)	$(0.28)	$(0.28)
Consolidated net loss per share attributable to common stockholders	$(0.53)	$(0.23)	$(0.28)	$(0.28)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic and diluted	47,441,175	47,465,653	47,601,371	47,608,038

(a)	The net loss from continuing operations for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 includes approximately $1.4 million, $9.8 million and $3.7 million, respectively of impairment charges.

15.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) internet; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure. (See Note 16 – Subsequent Events.)

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

Detailed segment data for the years ended December 31, 2016, 2015 and 2014 is presented in the following table:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net Revenue:
Radio Broadcasting	$194,457	$197,396	$213,037
Reach Media	53,930	54,779	52,543
Internet	22,215	21,177	24,337
Cable Television	191,854	183,623	157,086
Corporate/Eliminations*	(6,237)	(6,114)	(5,616)
Consolidated	$456,219	$450,861	$441,387

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$118,611	$126,670	$128,737
Reach Media	44,708	45,784	50,849
Internet	22,291	21,699	22,998
Cable Television	116,273	117,132	104,210
Corporate/Eliminations	30,658	26,843	20,606
Consolidated	$332,541	$338,128	$327,400

Depreciation and Amortization:
Radio Broadcasting	$4,350	$4,910	$5,039
Reach Media	210	185	1,146
Internet	1,694	1,997	2,422
Cable Television	26,223	26,152	26,115
Corporate/Eliminations	1,770	2,111	2,100
Consolidated	$34,247	$35,355	$36,822

Impairment of Long-Lived Assets:
Radio Broadcasting	$1,287	$26,666	$—
Reach Media	—	—	—
Internet	—	14,545	—
Cable Television	—	—	—
Corporate/Eliminations	—	—	—
Consolidated	$1,287	$41,211	$—

Operating income (loss):
Radio Broadcasting	$70,209	$39,150	$79,261
Reach Media	9,012	8,810	548
Internet	(1,770)	(17,064)	(1,083)
Cable Television	49,358	40,339	26,761
Corporate/Eliminations	(38,665)	(35,068)	(28,322)
Consolidated	$88,144	$36,167	$77,165

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(1,138)	$(3,470)	$(3,159)
Reach Media	(1,706)	(1,595)	(1,246)
Internet	(3,342)	(3,527)	(3,693)
TV One	(51)	—	—

Capital expenditures by segment are as follows:
Radio Broadcasting	$2,927	$5,021	$2,226
Reach Media	370	209	176
Internet	1,122	1,337	1,323
Cable Television	360	281	301
Corporate/Eliminations	1,246	491	1,511
Consolidated	$6,025	$7,339	5,537

	As of
	December 31, 2016	December 31, 2015
	(In thousands)
Total Assets:
Radio Broadcasting	$781,450	$781,022
Reach Media	37,192	36,989
Internet	17,749	18,427
Cable Television	446,880	445,660
Corporate/Eliminations	75,515	64,426
Consolidated	$1,358,786	$1,346,524

16.  SUBSEQUENT EVENTS:

Since January 1, 2017, and through the date of this filing, the Company executed a Stock Vest Tax Repurchase of 317,103 shares of Class D common stock in the amount of $919,000 at an average price of $2.90 per share.

Effective January 1, 2017, the Company will be changing its reportable segment disclosures. Along with the results of Interactive One, all digital components from each existing reportable segment will now be part of a newly formed reportable segment called “Digital”. This new reportable segment will better reflect the manner in which we manage our business and better reflect our operational structure. In February 2017, a new wholly-owned subsidiary, Urban One Productions, LLC was formed in connection with this new Digital segment. In addition, the Company will be combining the radio broadcasting operations and Reach Media operations into one reportable segment. Prior period amounts will be adjusted retroactively to reflect the change to our reportable segments beginning in the first quarter of 2017.

On January 30, 2017, the Company entered into an asset purchase agreement to sell certain land, towers and equipment to a third party for $25 million, which the Company expects to close within 45 days from the date of execution. The closing of the transaction is subject to certain customary conditions. The identified assets have been classified as held for sale in the consolidated balance sheet at December 31, 2016. The Company will lease the assets back from the buyer.

RADIO ONE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2016, 2015 and 2014

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2016	$6,899	$650	$—	$558	$6,991
2015	3,975	4,980	—	2,056	6,899
2014	4,393	1,921	—	2,339	3,975

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2016	$381,586	$3,004	$—	$142,801	$241,789
2015	358,416	24,762	—	1,592	381,586
2014	322,465	36,107	—	156	358,416

S-1