Form 10-Q
period 2017-03-31
URBAN ONE, INC.
filed 2017-05-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission File No. 0-25969

URBAN ONE, INC.

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

Large accelerated filer   ☐     Accelerated filer   ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2017
Class A Common Stock, $.001 Par Value	1,663,632
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	40,864,139

CERTAIN DEFINITIONS

Effective May 5, 2017, the Company changed its corporate name from “Radio One, Inc.” to “Urban One, Inc.” to have a name more reflective of our multi-media business operations.  Unless otherwise noted, throughout this report, the terms “Urban One,” “the Company,” “we,” “our” and “us” refer to Urban One, Inc. together with its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic sluggishness and volatility, credit and equity market unpredictability, employment outlook uncertainties and continued fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) that could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition from new media and new content distribution platforms and technologies;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2016.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$101,289	$109,088
OPERATING EXPENSES:
Programming and technical	31,897	34,003
Selling, general and administrative, including stock-based compensation of $64 and $87, respectively	34,519	35,536
Corporate selling, general and administrative, including stock-based compensation of $69 and $685, respectively	10,108	12,059
Depreciation and amortization	8,312	8,682
Total operating expenses	84,836	90,280
Operating income	16,453	18,808
INTEREST INCOME	103	68
INTEREST EXPENSE	20,346	20,638
OTHER INCOME, net	(1,321)	(11)
Loss before provision for income taxes and noncontrolling interests in (loss) income of subsidiaries	(2,469)	(1,751)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(112)	1,775
CONSOLIDATED NET LOSS	(2,357)	(3,526)
NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(44)	421
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,313)	$(3,947)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.05)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	47,965,189	48,664,524

The accompanying notes are an integral part of these consolidated financial statements.

4

URBAN ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In thousands)

COMPREHENSIVE LOSS	$(2,357)	$(3,526)
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(44)	421
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,313)	$(3,947)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,898	$45,812
Restricted cash	969	969
Trade accounts receivable, net of allowance for doubtful accounts of $7,272 and $6,991, respectively	104,496	104,351
Prepaid expenses	11,954	7,902
Current portion of content assets	40,624	35,854
Other current assets	3,351	4,772
Total current assets	201,292	199,660
CONTENT ASSETS, net	67,171	66,822
PROPERTY AND EQUIPMENT, net	24,137	24,851
GOODWILL	258,284	258,284
RADIO BROADCASTING LICENSES	641,192	643,449
OTHER INTANGIBLE ASSETS, net	110,008	116,600
OTHER ASSETS	50,710	49,120
Total assets	$1,352,794	$1,358,786
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,225	$7,555
Accrued interest	15,820	16,691
Accrued compensation and related benefits	8,963	15,199
Current portion of content payables	22,247	22,872
Other current liabilities	29,824	26,647
Current portion of long-term debt	3,500	3,500
Total current liabilities	87,579	92,464
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	1,003,206	1,002,736
CONTENT PAYABLES, net of current portion	17,719	16,135
OTHER LONG-TERM LIABILITIES	33,568	33,434
DEFERRED TAX LIABILITIES, net	272,577	272,733
Total liabilities	1,414,649	1,417,502

REDEEMABLE NONCONTROLLING INTERESTS	11,621	12,410

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,663,632 and 1,693,099 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 40,871,838 and 41,159,474 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	41	41
Additional paid-in capital	981,651	981,688
Accumulated deficit	(1,055,176)	(1,052,863)
Total stockholders’ deficit	(73,476)	(71,126)
Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$1,352,794	$1,358,786

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	(In Thousands, except share data)
BALANCE, as of December 31, 2016	$—	$2	$3	$3	$41	$981,688	$(1,052,863)	$(71,126)
Consolidated net loss	—	—	—	—	—	—	(2,313)	(2,313)
Repurchase of 317,103 shares of Class D common stock	—	—	—	—	—	(915)	—	(915)
Conversion of 29,467 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	745	—	745
Stock-based compensation expense	—	—	—	—	—	133	—	133
BALANCE, as of March 31, 2017	$—	$2	$3	$3	$41	$981,651	$(1,055,176)	$(73,476)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,357)	$(3,526)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,312	8,682
Amortization of debt financing costs	1,366	1,282
Amortization of content assets	11,179	13,484
Amortization of launch assets	51	20
Deferred income taxes	(156)	1,671
Stock-based compensation	133	772
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(145)	4,539
Prepaid expenses and other assets	(3,026)	(1,102)
Other assets	1,167	25
Accounts payable	(330)	202
Accrued interest	(871)	(1,291)
Accrued compensation and related benefits	(6,236)	(3,414)
Other liabilities	3,587	5,730
Payments for content assets	(15,339)	(16,910)
Net cash flows (used in) provided by operating activities	(2,665)	10,164
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,459)	(1,249)
Acquisition of station and broadcasting assets	—	(2,000)
Net cash flows used in investing activities	(1,459)	(3,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(875)	(875)
Debt refinancing costs	—	(100)
Repurchase of common stock	(915)	(649)
Net cash flows used in financing activities	(1,790)	(1,624)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,914)	5,291
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	46,781	67,376
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$40,867	$72,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,852	$20,646
Income taxes, net of refunds	$167	$105

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2017, we owned and/or operated 55 broadcast stations located in 15 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate as the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include our ownership interest of TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and our ownership of Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including Global Grind, News One, TheUrbanDaily and HelloBeautiful, and online social networking websites, including BlackPlanet and MiGente. Most recently, we invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

Effective May 5, 2017, the Company changed its corporate name from “Radio One, Inc.” to “Urban One, Inc.” to have a name more reflective of our multi-media business operations.  Our core radio broadcasting franchise will continue to operate under the brand “Radio One.”  We will also retain our other brands, such as TV One, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. (See Note 7 – Segment Information.)

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

(c)	Financial Instruments

Financial instruments as of March 31, 2017, and December 31, 2016, consisted of cash and cash equivalents, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2017, and December 31, 2016, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $315.0 million as of each of March 31, 2017 and December 31, 2016, and fair value of approximately $305.6 million and $283.5 million as of March 31, 2017, and December 31, 2016, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million as of each of March 31, 2017 and December 31, 2016, and fair value of approximately $365.8 million and $344.8 million as of March 31, 2017, and December 31, 2016, respectively. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The $350.0 million senior secured credit facility (the “2015 Credit Facility) had a carrying value of approximately $343.9 million and $344.8 million as of March 31, 2017, and December 31, 2016, respectively, and fair value of approximately $346.5 million and $346.5 million as of March 31, 2017, and December 31, 2016, respectively. The fair values of the 2015 Credit Facility, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of March 31, 2017, and as of December 31, 2016. The fair value of the Comcast Note was approximately $11.9 million as of March 31, 2017 and December 31, 2016. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. See Note 9– Subsequent Events.

(d)	Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast, and the revenue is reported net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $5.7 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively.

Within our digital segment, including Interactive One, which generates the majority of the Company’s digital revenue, revenue is principally derived from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were approximately $3.9 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively.

(e)	Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. TV One did not pay any launch support for carriage initiation during the three months ended March 31, 2017 or March 31, 2016. The weighted-average amortization period for launch support is approximately 9.4 years at each of March 31, 2017 and December 31, 2016. The remaining weighted-average amortization period for launch support is 7.8 years and 8.0 years as of March 31, 2017, and December 31, 2016, respectively. For the three month periods ended March 31, 2017, and 2016, launch support asset amortization of $51,000 and $20,000, respectively, was recorded as a reduction of revenue. Launch support assets are included in other intangible assets on the consolidated balance sheets.

(f)	Barter Transactions

For barter transactions, the Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2017 and 2016, barter transaction revenues were $501,000 and $608,000, respectively. Additionally, for the three months ended March 31, 2017 and 2016, barter transaction costs were reflected in programming and technical expenses of $460,000 and $567,000, respectively, and selling, general and administrative expenses of $41,000 and $41,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Numerator:
Net loss attributable to common stockholders	$(2,313)	$(3,947)
Denominator:
Denominator for basic net loss per share - weighted-average outstanding shares	47,965,189	48,664,524
Effect of dilutive securities:
Stock options and restricted stock	-	-
Denominator for diluted net loss per share - weighted-average outstanding shares	47,965,189	48,664,524

Net loss attributable to common stockholders per share -basic and diluted	$(0.05)	$(0.08)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2017 and 2016, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In thousands)

Stock options	3,600	3,656
Restricted stock awards	364	1,021

(h)	Fair Value Measurements

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

As of March 31, 2017, and December 31, 2016, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of March 31, 2017
Liabilities subject to fair value measurement:
Employment agreement award (a)	$28,006	$—	$—	$28,006

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$11,621	$—	$—	$11,621

As of December 31, 2016
Liabilities subject to fair value measurement:
Employment agreement award (a)	$26,965	$—	$—	$26,965

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$12,410	$—	$—	$12,410

(a)   Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) was eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award was triggered after the Company’s recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using the discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. The Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(b)   The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2017. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2017:

	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2016	$26,965	$12,410
Net loss attributable to noncontrolling interests	—	(44)
Change in fair value	1,041	(745)
Balance at March 31, 2017	$28,006	$11,621

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(1,041)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2017 and 2016.

			As of March 31, 2017	As of December 31, 2016
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three months ended March 31, 2017, and March 31, 2016, and, therefore, were reported at carrying value.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs were presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company’s long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $421,000 of debt issuance costs for the year ended December 31, 2016, associated with its new line of credit arrangement.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which relates to the accounting for employee share-based payments. This standard provides updated guidance for the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification on the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. As early adoption is permitted, the Company adopted ASU 2016-09 during the fourth quarter of 2016. Under ASU 2016-09, the Company classifies the excess income tax benefits from stock-based compensation arrangements within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. In addition, when the Company withholds shares to satisfy income tax withholding obligations, the payment is classified as a financing activity on the statement of cash flows. The Company continues to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

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

(k)	Investments – Cost Method

On April 10, 2015, the Company made an initial minimum investment of $5 million in MGM’s world-class casino property, MGM National Harbor, under an agreement to invest up to $40 million. The project is located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversifies our platform in the entertainment industry. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income is recorded in other income on the consolidated statements of operations.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended March 31, 2017, and recorded an impairment and additional amortization expense of approximately $1.9 million as a result of evaluating its contracts for recoverability for the three months ended March 31, 2016. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company has accounted for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at March 31, 2017, and December 31, 2016, to be approximately $28.0 million and $27.0 million, respectively, and accordingly, adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.0 million and $2.3 million for the quarters ended March 31, 2017 and 2016, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company’s recovery of the aggregate amount of its capital contribution in TV One before the buyout of its partner and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new Employment Agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(n)	Related Party Transactions

Reach Media operates the Tom Joyner Fantastic Voyage, a fundraising event for the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to Reach Media. The fee is up to the first $1.0 million after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 50% to Reach Media of any excess over $1.25 million. Reach Media’s earnings for the Fantastic Voyage may not exceed $1.7 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues; Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. As of March 31, 2017 and December 31, 2016, the Foundation owed Reach Media approximately $2.3 million and $426,000, respectively under the agreement, for operations on the future cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media related events. Under these arrangements, as of March 31, 2017, the Foundation and Limited owed $14,000 and $2,000 to Reach Media, respectively. As of December 31, 2016, the Foundation and Limited owed $3,000 and $11,000 to Reach Media, respectively.

2.  ACQUISITIONS AND DISPOSITIONS:

On October 20, 2011, we entered into a time brokerage agreement (“TBA”) with WGPR, Inc. (“WGPR”). Pursuant to the TBA, beginning October 24, 2011, we began to broadcast programs produced, owned or acquired by the Company on WGPR’s Detroit radio station, WGPR-FM. We pay certain operating costs of WGPR-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The original term of the TBA was through December 31, 2014; however, in September 2014, we entered into an amendment to the TBA to extend the term of the TBA through December 31, 2019. Under the terms of the TBA, WGPR has also granted us certain rights of first negotiation and first refusal with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the TBA.

On November 12, 2015, the Company entered into a two-station local marketing agreement (“LMA”) with Wilks Broadcasting Group for 95.5 FM-WZOH and 107.1 FM-WHOK. While under the LMA, the stations were a variable interest entity (“VIE”) for which we were not the primary beneficiary based on the fact that we did not have the power to direct the activities of the VIE that most significantly impacted its economic performance. The Company also entered into an asset purchase agreement to acquire the stations. This acquisition doubled the size of the previously two-station urban music cluster in Columbus, Ohio. The Company completed the acquisition of the stations on February 3, 2016, and as a result of the acquisition, the stations are no longer treated as a VIE. Total consideration paid was approximately $2.0 million. The Company’s final purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.5 million to radio broadcasting licenses, $861,000 to property and equipment, $84,000 to other intangible assets, offset by a lease liability of $443,000.

On January 30, 2017, the Company entered into an asset purchase agreement to sell certain land, towers and equipment to a third party for $25 million. The identified assets have been classified as held for sale in the consolidated balance sheets at March 31, 2017 and December 31, 2016. The combined net carrying value of approximately $2.1 million and $2.2 million for the assets held for sale is included in other assets in the Company’s consolidated balance sheet at March 31, 2017 and December 31, 2016, respectively. The estimated fair value of the assets to be disposed of are in excess of their carrying value. The Company will lease certain of the assets back from the buyer. See Note 9 – Subsequent Events.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2017 or 2016.

Valuation of Goodwill

We did not identify any impairment indicators for the three months ended March 31, 2017 or 2016 at any of our four reportable segments.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Net goodwill at March 31, 2017	$70,427	$14,354	$8,459	$165,044	$258,284

4.  LONG-TERM DEBT:

Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)
	(In thousands)

2015 Credit Facility	$343,875	$344,750
9.25% Senior Subordinated Notes due February 2020	315,000	315,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	1,020,747	1,021,622
Less: current portion of long-term debt	3,500	3,500
Less: original issue discount and issuance costs	14,041	15,386
Long-term debt, net	$1,003,206	$1,002,736

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed a private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, which also guarantees its $350.0 million senior secured credit facility (the “2015 Credit Facility”) that was entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.28% for 2017 and 5.11% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December beginning on September 30, 2015. During each of the three month periods ended March 31, 2017 and March 31, 2016, the Company repaid $875,000 under the 2015 Credit Facility. See Note 9 – Subsequent Events.

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

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance a previous credit agreement, refinance the TV One Notes, and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

The 2015 Credit Facility contained affirmative and negative covenants that the Company was required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

•	1.25 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior leverage ratio of no greater than:

•	5.85 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

 (c)   limitations on:

•	liens;
•	sale of assets;
•	payment of dividends; and
•	mergers.

As of March 31, 2017, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of March 31, 2017, the Company had outstanding approximately $343.9 million on its 2015 Credit Facility. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended March 31, 2017 and 2016 was approximately $1.4 million and $1.3 million, respectively.

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2017, the Company had letters of credit totaling $815,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment was approximately $14.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of each of March 31, 2017 and December 31, 2016, the Company had approximately $315.0 million of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of March 31, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

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

The ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the ABL Facility and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the “Term Loan Maturity Date” of the Company’s existing term loan, and (ii) the “Stated Maturity” of the Company’s existing notes.  As of the effective date of the ABL Facility, the “Term Loan Maturity Date” is December 31, 2018, and the “Stated Maturity” is April 15, 2022.

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

Future scheduled minimum principal payments of debt as of March 31, 2017, were as follows:

	Comcast Note due April 2019	2015 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
April – December 2017	$—	$2,625	$—	$—	$2,625
2018	—	341,250	—	—	341,250
2019	11,872	—	—	—	11,872
2020	—	—	315,000	—	315,000
2021	—	—	—	—	—
2022 and thereafter	—	—	—	350,000	350,000
Total Debt	$11,872	$343,875	$315,000	$350,000	$1,020,747

See Note 9 – Subsequent Events as the Company closed on a new senior secured credit facility (the “2017 Credit Facility”) on April 18, 2017.

5.  INCOME TAXES:

The Company recorded a tax benefit of $112,000 on a pre-tax loss from continuing operations of approximately $2.5 million for the three months ended March 31, 2017, which results in a tax rate of 4.5%. This tax rate is based on an estimated annual effective rate of 18.6%, and a discrete tax provision adjustment for $346,000. The Company previously calculated the interim provision for income taxes using a discrete method because it best represented the estimated effective rate at that time. However, the circumstance and exceptions for using a discrete tax provision no longer apply and thus we are estimating the annual effective tax rate in accordance with ASC 740-270, “Interim Reporting.”

As of March 31, 2017, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, for its net deferred tax assets, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2017, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

6.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “December 2015 Repurchase Authorization”). Under the December 2015 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $3.5 million worth of its Class A and/or Class D common stock. On March 25, 2016, the Company’s Board of Directors reaffirmed the December 2015 Repurchase Authorization without any limitation on price, and on September 23, 2016 increased the authorization to $7.0 million. As of March 31, 2017, the Company had approximately $7.0 million remaining under the authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended March 31, 2017, the Company did not repurchase any Class A common stock or Class D common stock on the open market. During the three months ended March 31, 2016, the Company did not repurchase any Class A common stock and repurchased 60,566 shares of Class D common stock in the amount of $81,000 at an average price of $1.34 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended March 31, 2017, the Company executed a Stock Vest Tax Repurchase of 317,103 shares of Class D Common Stock in the amount of $915,000 at an average price of $2.89 per share. During the three months ended March 31, 2016, the Company executed a Stock Vest Tax Repurchase of 330,111 shares of Class D Common Stock in the amount of $568,000 at an average price of $1.72 per share.

Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, a further amendment to the Amended and Restated 2009 Stock Plan. This further amendment increased the authorized plan shares remaining available for grant to 8,250,000 shares of Class D common stock. As of March 31, 2017, 7,932,932 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended March 31, 2017 and 2016, was $133,000 and $772,000, respectively.

The Company did not grant stock options during the three months ended March 31, 2017 and 2016.

Transactions and other information relating to stock options for the three months ended March 31, 2017, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,700,000	$2.03	4.21	$3,675,000
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	100,000	$7.50
Balance as of March 31, 2017	3,600,000	$1.88	4.08	$5,110,000
Vested and expected to vest at March 31, 2017	3,559,000	$1.88	4.03	$5,060,000
Unvested at March 31, 2017	250,000	$2.12	8.55	$300,000
Exercisable at March 31, 2017	3,350,000	$1.86	3.75	$4,810,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2017, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2017. This amount changes based on the fair market value of the Company’s stock. There were no options exercised and no options vested during the three months ended March 31, 2017 and 2016.

As of March 31, 2017, $40,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1 year. The weighted-average fair value per share of shares underlying stock options was $1.32 at March 31, 2017.

The Company did not grant shares of restricted stock during the three months ended March 31, 2017 and 2016.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2017, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2016	358,000	$2.31
Grants	—	$—
Vested	11,000	$1.49
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2017	347,000	$2.33

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2017, $90,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 1.1 years.

7.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure. Effective January 1, 2017, the Company changed its reportable segment disclosures. Along with the results of Interactive One, all digital components from our reportable segments will now be part of a newly formed reportable segment called “Digital”. This new reportable segment will better reflect the manner in which we manage our business and better reflect our operational structure. Segment data for the quarter ended March 31, 2016 has been reclassified to conform to the current period presentation. These reclassifications occurred between all segments.

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities and operations of other syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the three months ended March 31, 2017 and 2016, is presented in the following tables:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$39,737	$42,733
Reach Media	7,663	10,454
Digital	5,506	6,481
Cable Television	48,554	49,474
Corporate/Eliminations/Other*	(171)	(54)
Consolidated	$101,289	$109,088

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$26,317	$27,423
Reach Media	7,915	8,446
Digital	6,644	6,238
Cable Television	29,187	30,877
Corporate/Eliminations/Other	6,461	8,614
Consolidated	$76,524	$81,598

Depreciation and Amortization:
Radio Broadcasting	$957	$1,144
Reach Media	54	42
Digital	341	444
Cable Television	6,561	6,553
Corporate/Eliminations/Other	399	499
Consolidated	$8,312	$8,682

Operating income (loss):
Radio Broadcasting	$12,463	$14,166
Reach Media	(306)	1,966
Digital	(1,479)	(201)
Cable Television	12,806	12,044
Corporate/Eliminations/Other	(7,031)	(9,167)
Consolidated	$16,453	$18,808

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(171)	$(54)

Capital expenditures by segment are as follows:

Radio Broadcasting	$1,025	$403
Reach Media	46	117
Digital	186	462
Cable Television	96	108
Corporate/Eliminations/Other	106	159
Consolidated	$1,459	$1,249

	March 31, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$776,377	$781,450
Reach Media	40,974	37,192
Digital	16,408	17,749
Cable Television	446,852	446,880
Corporate/Eliminations/Other	72,183	75,515
Consolidated	$1,352,794	$1,358,786

8. COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”). Our ASCAP and BMI licenses expired December 31, 2016. The expirations were an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with SESAC, ASCAP and BMI including the ASCAP and BMI licenses that expired December 31, 2016. The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021. Negotiations continue with respect to BMI and all broadcasters that have authorized the RMLC to act on their behalf in negotiations with BMI can continue to play BMI compositions after December 31, 2016, because the RMLC has submitted a license application to BMI on their behalf and applicants are licensed upon application under a prior consent decree. The RMLC is in a binding rate arbitration with SESAC. This arbitration began the first calendar quarter of 2017 and is expected to conclude in the second quarter.  The final rate decision emanating from the arbitration will have retroactive application to January 1, 2016. In the interim, we continue payments to SESAC at the existing 2015 rates, and SESAC may not increase our fees for any reason prior to the rate arbitration decision being issued. In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $1.7 million and $2.6 million during the three month periods ended March 31, 2017 and March 31, 2016, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations. To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2017, the Company had letters of credit totaling $815,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One.

9.  SUBSEQUENT EVENTS:

On April 4, 2017, the Company entered into an agreement to sell its Detroit WCHB-AM station to a third party for approximately $2 million. As a result of the pending sale, the identified assets have been classified as held for sale in the consolidated balance sheet as of March 31, 2017. The combined net carrying value of approximately $2.8 million, for the assets held for sale is included in the other assets classification.

On April 18, 2017, the Company closed on the 2017 Credit Facility. The 2017 Credit Facility is governed by a credit agreement by and among the Company, the lenders party thereto from time to time and Guggenheim Securities Credit Partners, LLC, as administrative agent, The Bank of New York Mellon, as collateral agent and Guggenheim Securities, LLC sole lead arranger and sole book running manager. The 2017 Credit Facility provides for $350 million in term loan borrowings, all of which was advanced and outstanding on the date of the closing of the transaction.

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023 or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility).

The 2017 Credit Facility is (i) guaranteed by each entity that guarantees the Company’s 2022 Notes on a pari passu basis with the guarantees of the Notes and (ii) secured on a pari passu basis with the Company’s 2022 Notes. The Company’s obligations under the 2017 Credit Facility are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by certain notes priority collateral and (ii), on a second priority basis by collateral for the Company’s asset backed line of credit.

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility.

The 2017 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications) which may be more restrictive than those governing the Notes. The 2017 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company’s interest expense coverage ratio (defined as the ratio of consolidated EBITDA to consolidated interest expense) to be greater than or equal to 1.25 to 1.00 and its total senior secured leverage ratio (defined as the ratio of consolidated net senior secured indebtedness to consolidated EBITDA) to be less than or equal to 5.85 to 1.00.

The net proceeds from the 2017 Credit Facility were used to prepay in full the Company’s existing senior secured credit facility and the agreement governing such credit facility (the “2015 Credit Agreement”) was terminated on April 18, 2017.

Future scheduled minimum principal payments of debt as of the date of this filing, are as follows:

	Comcast Note due April 2019	2017 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
April – December 2017	$—	$2,625	$—	$—	$2,625
2018	—	3,500	—	—	3,500
2019	11,872	3,500	—	—	15,372
2020	—	3,500	315,000	—	318,500
2021	—	3,500	—	—	3,500
2022 and thereafter	—	333,375	—	350,000	683,375
Total Debt	$11,872	$350,000	$315,000	$350,000	$1,026,872

On April 20, 2017, the Company announced it had entered into an agreement for the acquisition of Red Zebra Broadcasting’s WWXT-FM and WXGI-AM stations.  With this acquisition, the Company will expand its Washington, DC market and diversify its Richmond market. DC’s WMMJ MAJIC 102.3 FM programming will be simulcast on WWXT 92.7 FM which is expected to grow its listenership.  In Richmond, the Company will diversify its all-music cluster and maintain the sports radio format of WXGI 950 AM and simulcast the new Richmond ESPN Radio on 1240 AM and 102.7 FM.  Local marketing agreements for both stations were effective as of May 1, 2017.  The acquisition is anticipated to close by the end of June, subject to FCC approval.

On April 28, 2017, the Company acquired certain assets constituting the websites and brands Bossip, HipHopWired and MadameNoire from Moguldom Media Group, LLC. The assets will be integrated into the Company’s digital segment. The consideration for the assets was a $5 million payment at closing, with further potential earn-out payments of up to $5 million over the next 4 years contingent upon on performance.

On May 2, 2017, the Company closed on its previously announced sale of certain land, towers and equipment to a third party for $25 million. Also, as previously announced, as of May 1, 2017, the Company is leasing certain of the assets back from the buyer as a part of its normal operations.

Effective May 5, 2017, the Company changed its corporate name from “Radio One, Inc.” to “Urban One, Inc.” to have a name more reflective of its multi-media business operations.  The Company’s core radio broadcasting franchise will continue to operate under the brand “Radio One.”  We will also retain our other brands, such as TV One, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Three Months Ended March 31,
	2017	2016

Radio broadcasting segment	39.2%	39.2%

Reach Media segment	7.6%	9.6%

Digital segment	5.4%	5.9%

Cable television segment	47.9%	45.4%

Corporate/eliminations	(0.1)%	(0.1)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Three Months Ended March 31,
	2017	2016

Percentage of core radio business generated from local advertising	64.4%	63.5%

Percentage of core radio business generated from national advertising, including network advertising	33.3%	33.7%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$46,187	$50,567	$(4,380)	(8.7)%
Political Advertising	243	1,526	(1,283)	(84.1)
Digital Advertising	5,506	6,481	(975)	(15.0)
Cable Television Advertising	21,140	21,954	(814)	(3.7)
Cable Television Affiliate Fees	27,323	27,410	(87)	(0.3)
Event Revenues & Other	890	1,150	(260)	(22.6)
Net Revenue (as reported)	$101,289	$109,088	$(7,799)	(7.1)%

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Within our digital segment, including Interactive One which generates the majority of the Company’s digital revenue, revenue is principally derived from advertising services on non-radio station branded but Company owned-websites. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

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

(b) Broadcast and digital operating income (formerly station operating income):  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative, expenses, stock-based compensation, impairment of long-lived assets and loss on retirement of debt, is commonly referred to in our industry as “station operating income.” However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we now use the term broadcast and digital operating income. Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Nevertheless, broadcast and digital operating income is a significant basis used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to our historic use of station operating income; however, it reflects our more diverse business, and therefore, may not be similar to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Broadcast and digital operating income margin (formerly station operating income margin):  Broadcast and digital operating income margin represents broadcast and digital operating income as a percentage of net revenue. Broadcast and digital operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that broadcast and digital operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. Broadcast and digital operating margin includes results from all four segments (radio broadcasting, Reach Media, digital and cable television).

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement and incentive plan award expenses, severance-related costs, cost method investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to evaluate the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets or capital structure. EBITDA is frequently used as one of the measures for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except margin data)

Net revenue	$101,289	$109,088
Broadcast and digital operating income	34,937	39,636
Broadcast and digital operating income margin	34.5%	36.3%
Consolidated net loss attributable to common stockholders	$(2,313)	$(3,947)

The reconciliation of net loss to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)

Consolidated net loss attributable to common stockholders	$(2,313)	$(3,947)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(103)	(68)
Interest expense	20,346	20,638
(Benefit from) provision for income taxes	(112)	1,775
Corporate selling, general and administrative, excluding stock-based compensation	10,039	11,374
Stock-based compensation	133	772
Other income, net	(1,321)	(11)
Depreciation and amortization	8,312	8,682
Noncontrolling interests in (loss) income of subsidiaries	(44)	421
Broadcast and digital operating income	$34,937	$39,636

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(2,313)	$(3,947)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(103)	(68)
Interest expense	20,346	20,638
(Benefit from) provision for income taxes	(112)	1,775
Depreciation and amortization	8,312	8,682
EBITDA	$26,130	$27,080
Stock-based compensation	133	772
Other income, net	(1,321)	(11)
Noncontrolling interests in (loss) income of subsidiaries	(44)	421
Employment Agreement Award and incentive plan award expenses	1,041	2,239
Severance-related costs	353	231
Cost method investment income	1,453	—
Adjusted EBITDA	$27,745	$30,732

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 (In thousands)

	Three Months Ended March 31,
	2017	2016	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$101,289	$109,088	$(7,799)	(7.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	31,897	34,003	(2,106)	(6.2)
Selling, general and administrative, excluding stock-based compensation	34,455	35,449	(994)	(2.8)
Corporate selling, general and administrative, excluding stock-based compensation	10,039	11,374	(1,335)	(11.7)
Stock-based compensation	133	772	(639)	(82.8)
Depreciation and amortization	8,312	8,682	(370)	(4.3)
Total operating expenses	84,836	90,280	(5,444)	(6.0)
Operating income	16,453	18,808	(2,355)	(12.5)
Interest income	103	68	35	51.5
Interest expense	20,346	20,638	(292)	(1.4)
Other income, net	(1,321)	(11)	1,310	11,909.1
Loss before provision for income taxes and noncontrolling interests in (loss) income of subsidiaries	(2,469)	(1,751)	(718)	(41.0)
(Benefit from) provision for income taxes	(112)	1,775	1,887	106.3
Consolidated net loss	(2,357)	(3,526)	1,169	33.2
Net (loss) income attributable to noncontrolling interests	(44)	421	(465)	(110.5)
Net loss attributable to common stockholders	$(2,313)	$(3,947)	$1,634	41.4%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$101,289	$109,088	$(7,799)	(7.1)%

During the three months ended March 31, 2017, we recognized approximately $101.3 million in net revenue compared to approximately $109.1 million during the same period in 2016. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment decreased 7.0% compared to the same period in 2016. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 1.3% in total revenues. We experienced net revenue declines most significantly in our Cincinnati, Cleveland, Dallas, Detroit, Houston and Philadelphia markets, with our Indianapolis, Richmond and St. Louis markets experiencing growth for the quarter. We recognized approximately $48.6 million of revenue from our cable television segment during the three months ended March 31, 2017, compared to approximately $49.5 million for the same period in 2016, with a decrease primarily in advertising sales. Net revenue from our Reach Media segment decreased approximately $2.8 million for the quarter ended March 31, 2017, compared to the same period in 2016 due primarily to weaker demand. Finally, net revenues for our digital segment decreased 15.0% for the three months ended March 31, 2017, compared to the same period in 2016 due primarily to lower indirect revenue and lower digital sales from our radio properties.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$31,897	$34,003	$(2,106)	(6.2)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Approximately $16.2 million of our consolidated programming and technical operating expenses were incurred by our cable television segment for the three months ended March 31, 2017, versus approximately $17.5 million for the same period in 2016. Of this total amount incurred by TV One, approximately $12.7 million and $14.8 million for the three months ended March 31, 2017 and 2016, respectively, relates specifically to content amortization. The decrease in programming content amortization is a result of certain shows that did not recur during the quarter.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$34,455	$35,449	$(994)	(2.8)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in selling, general and administrative expenses for the three months ended March 31, 2017, compared to the same period in 2016 was primarily due to overall lower selling expenses given the declines in revenue.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$10,039	$11,374	$(1,335)	(11.7)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was a decrease in corporate expenses due to a decrease in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$133	$772	$(639)	(82.8)%

The decrease in stock-based compensation for the three months ended March 31, 2017, compared to the same period in 2016 is primarily due to the vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$8,312	$8,682	$(370)	(4.3)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2017, was due to the completion of useful lives for certain assets.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$20,346	$20,638	$(292)	(1.4)%

Interest expense decreased to approximately $20.3 million for the three months ended March 31, 2017, compared to approximately $20.6 million for the same period in 2016.

Other income, net

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$(1,321)	$(11)	$1,310	11,909.1%

Other income, net increased to approximately $1.3 million for the three months ended March 31, 2017, compared to $11,000 for the same period in 2016. The primary driver of the increase in other income was from our investment in MGM.

(Benefit from) provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$(112)	$1,775	$1,887	106.3%

As of March 31, 2017, we are using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate our provision for income taxes. For the three months ended March 31, 2017, we recorded a benefit from income taxes of $112,000 on a pre-tax loss from continuing operations of approximately $2.5 million, which results in a tax rate of 4.5%. This tax rate is based on an estimated annual effective rate of 18.6%, and a discrete tax provision adjustment for $346,000. The provision for income taxes for the three months ended March 31, 2016 of approximately $1.8 million was primarily attributable to the deferred tax liability for indefinite-lived intangible assets, based on a discrete tax provision.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2017	2016
$(44)	$421	$(465)	(110.5)%

The decrease in noncontrolling interests in (loss) income of subsidiaries was due primarily to a net loss recognized by Reach Media during the three months ended March 31, 2017, versus net income during the three months ended March 31, 2016.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $34.9 million for the three months ended March 31, 2017, compared to approximately $39.6 million for the comparable period in 2016, a decrease of approximately $4.7 million or 11.9%. The decrease was primarily due to lower broadcast and digital operating income at our radio broadcasting, digital and Reach Media segments. Our radio broadcasting segment generated approximately $13.5 million of broadcast and digital operating income during the quarter ended March 31, 2017, compared to $15.4 million during the quarter ended March 31, 2016, a decrease of $1.9 million, primarily due to revenue declines. In addition, Reach Media generated $972,000 of broadcast and digital operating income during the quarter ended March 31, 2017, compared to approximately $3.0 million during the quarter ended March 31, 2016. The decrease in Reach Media’s broadcast and digital operating income is primarily due to weaker advertising demand. Our digital segment generated approximately $1.1 million of broadcast and digital operating loss during the quarter ended March 31, 2017, compared to broadcast and digital operating income of $218,000 during the quarter ended March 31, 2016. The decrease in our digital segment’s broadcast and digital operating income is primarily due to lower indirect revenue and lower digital sales from our radio properties.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 34.5% for the three months ended March 31, 2017, from 36.3% for the comparable period in 2016. The margin decrease was primarily attributable to lower broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed a private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, which also guarantees its $350.0 million senior secured credit facility (the “2015 Credit Facility”) that was entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.28% for 2017 and 5.11% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December beginning on September 30, 2015. During each of the three month periods ended March 31, 2017 and March 31, 2016, the Company repaid $875,000 under the 2015 Credit Facility. See Note 9 – Subsequent Events.

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

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance a previous credit agreement, refinance the TV One Notes, and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

The 2015 Credit Facility contained affirmative and negative covenants that the Company was required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

•	1.25 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior leverage ratio of no greater than:

•	5.85 to 1.00 on June 30, 2015 and the last day of each fiscal quarter thereafter.

(c)   limitations on:

•	liens;
•	sale of assets;
•	payment of dividends; and
•	mergers.

As of March 31, 2017, ratios calculated in accordance with the 2015 Credit Facility were as follows:

	As of March 31, 2017		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.75	x	1.25	x	0.50	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	5.06	x	5.85	x	0.79	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2015 Credit Facility

As of March 31, 2017, the Company was in compliance with all of its financial covenants under the 2015 Credit Facility.

As of March 31, 2017, the Company had outstanding approximately $343.9 million on its 2015 Credit Facility. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended March 31, 2017 and 2016 was approximately $1.4 million and $1.3 million, respectively.

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2017, the Company had letters of credit totaling $815,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment was approximately $14.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of each of March 31, 2017 and December 31, 2016, the Company had approximately $315.0 million of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of March 31, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

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

The ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the ABL Facility and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the “Term Loan Maturity Date” of the Company’s existing term loan, and (ii) the “Stated Maturity” of the Company’s existing notes.  As of the effective date of the ABL Facility, the “Term Loan Maturity Date” is December 31, 2018, and the “Stated Maturity” is April 15, 2022.

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

See Note 9 – Subsequent Events as the Company closed on a new senior secured credit facility (the “2017 Credit Facility”) on April 18, 2017.

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2017:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$336.7	5.49%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	312.9	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	345.2	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2017 and 2016, respectively:

	2017	2016
	(In thousands)

Net cash flows (used in) provided by operating activities	$(2,665)	$10,164
Net cash flows used in investing activities	$(1,459)	$(3,249)
Net cash flows used in financing activities	$(1,790)	$(1,624)

Net cash flows used in operating activities were approximately $2.7 million for the three months ended March 31, 2017, compared to net cash flows provided by operating activities of $10.2 million for the three months ended March 31, 2016. Net cash flow from operating activities for the three months ended March 31, 2017, decreased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and increased prepaid expenses and deposits for certain events.

Net cash flows used in investing activities were approximately $1.5 million and $3.2 million and for the three months ended March 31, 2017 and 2016, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $1.5 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2016, the Company paid approximately $2.0 million to complete the acquisition of our new Columbus stations.

Net cash flows used in financing activities were approximately $1.8 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively. During each of the three months ended March 31, 2017 and 2016, we repaid $875,000 in outstanding debt. During the three months ended March 31, 2016, we capitalized $100,000 of costs associated with our indebtedness. The amounts capitalized in 2016 relate to costs associated with our new line of credit arrangement. Finally, we repurchased $915,000 and $649,000 of our Class D Common Stock during the three months ended March 31, 2017 and March 31, 2016, respectively.

Credit Rating Agencies

Our corporate credit ratings by Standard & Poor’s Rating Services and Moody’s Investors Service are speculative-grade and have been downgraded and upgraded at various times during the last several years. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase our cost of doing business or otherwise negatively impact our business operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2016.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2017, we had approximately $641.2 million in broadcast licenses and $258.3 million in goodwill, which totaled $899.5 million, and represented approximately 66.5% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three months ended March 31, 2017 and 2016.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2017 or 2016.

Valuation of Goodwill

We did not identify any impairment indicators for the three months ended March 31, 2017 or 2016 at any of our four reportable segments.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs were presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company’s long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $421,000 of debt issuance costs for the year ended December 31, 2016, associated with its new line of credit arrangement.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which relates to the accounting for employee share-based payments. This standard provides updated guidance for the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification on the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. As early adoption is permitted, the Company adopted ASU 2016-09 during the fourth quarter of 2016. Under ASU 2016-09, the Company classifies the excess income tax benefits from stock-based compensation arrangements within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. In addition, when the Company withholds shares to satisfy income tax withholding obligations, the payment is classified as a financing activity on the statement of cash flows. The Company continues to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

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

CAPITAL AND COMMERCIAL COMMITMENTS:

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2015 Credit Facility in the amount of $350.0 million that was scheduled to mature on December 31, 2018. We also have $315.0 million outstanding in our 2020 Notes and we also have $350.0 million outstanding in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources and Note 9 – Subsequent Events in the notes to the consolidated financial statements.”

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”). Our ASCAP and BMI licenses expired December 31, 2016. The expirations were an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with SESAC, ASCAP and BMI including the ASCAP and BMI licenses that expired December 31, 2016. The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021. Negotiations continue with respect to BMI and all broadcasters that have authorized the RMLC to act on their behalf in negotiations with BMI can continue to play BMI compositions after December 31, 2016, because the RMLC has submitted a license application to BMI on their behalf and applicants are licensed upon application under a prior consent decree. The RMLC is in a binding rate arbitration with SESAC. This arbitration began the first calendar quarter of 2017 and is expected to conclude in the second quarter.  The final rate decision emanating from the arbitration will have retroactive application to January 1, 2016. In the interim, we continue payments to SESAC at the existing 2015 rates, and SESAC may not increase our fees for any reason prior to the rate arbitration decision being issued. In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $1.7 million and $2.6 million during the three month periods ended March 31, 2017 and March 31, 2016, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations. To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 14 years.

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

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One.

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2017:

	Payments Due by Period
Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	2022 and Beyond	Total
	(In thousands)

9.25% Senior Subordinated Notes(1)	$21,853	$29,138	$29,138	$318,238	$–	$–	$398,367
7.375% Senior Subordinated Notes(1)	19,359	25,813	25,813	25,813	25,813	357,529	480,140
Credit facilities(2)	15,333	359,677	–	–	–	–	375,010
Other operating contracts / agreements(3)	66,714	29,655	23,940	20,892	19,044	71,109	231,354
Operating lease obligations	7,946	10,393	9,639	8,988	7,562	25,060	69,588
Comcast Note	1,243	1,243	12,086	–	–	–	14,572
Total	$132,448	$455,919	$100,616	$373,931	$52,419	$453,698	$1,569,031

(1)	Includes interest obligations based on current effective interest rates on senior subordinated notes and secured notes outstanding as of March 31, 2017.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2017. See Note 9 – Subsequent Events in the notes to the consolidated financial statements.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $161.6 million has not been recorded on the balance sheet as of March 31, 2017, as it does not meet recognition criteria. Approximately $8.3 million relates to certain commitments for content agreements for our cable television segment, approximately $30.5 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2017, the Company had letters of credit totaling $815,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Urban One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Our exposure related to market risk has not changed materially since December 31, 2016.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

Urban One is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Urban One believes the resolution of such matters will not have a material adverse effect on its business, financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2016 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

May 8, 2017

