Form 10-Q
period 2017-06-30
URBAN ONE, INC.
filed 2017-08-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐       Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Class Common Stock, $.001 Par Value	1,663,632
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	39,637,124

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control, that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$117,638	$122,719	$218,927	$231,807
OPERATING EXPENSES:
Programming and technical	33,009	30,693	64,906	64,696
Selling, general and administrative, including stock-based compensation of $63 and $58, and $127 and $145, respectively	42,910	43,150	77,429	78,686
Corporate selling, general and administrative, including stock-based compensation of $95 and $707, and $164 and $1,392, respectively	8,423	12,585	18,531	24,644
Depreciation and amortization	8,432	8,572	16,744	17,254
Impairment of long-lived assets	12,756	—	12,756	—
Total operating expenses	105,530	95,000	190,366	185,280
Operating income	12,108	27,719	28,561	46,527
INTEREST INCOME	45	55	148	123
INTEREST EXPENSE	19,863	20,531	40,209	41,169
LOSS (GAIN) ON RETIREMENT OF DEBT	7,083	(2,646)	7,083	(2,646)
GAIN ON SALE-LEASEBACK	(14,411)	—	(14,411)	—
OTHER INCOME, net	(1,574)	(43)	(2,895)	(54)
Income (loss) before provision for income taxes and noncontrolling interests in income of subsidiaries	1,192	9,932	(1,277)	8,181
PROVISION FOR INCOME TAXES	182	2,183	70	3,958
CONSOLIDATED NET INCOME (LOSS)	1,010	7,749	(1,347)	4,223
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	208	435	164	856
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$802	$7,314	$(1,511)	$3,367

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.02	$0.15	$(0.03)	$0.07

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.02	$0.15	$(0.03)	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,816,723	48,110,440	47,890,618	48,387,482
Diluted	48,237,113	49,279,142	47,890,618	49,561,381

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(In thousands)

COMPREHENSIVE INCOME (LOSS)	$1,010	$7,749	$(1,347)	$4,223
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	208	435	164	856
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$802	$7,314	$(1,511)	$3,367

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,433	$45,812
Restricted cash	1,055	969
Trade accounts receivable, net of allowance for doubtful accounts of $7,431 and $6,991, respectively	106,768	104,351
Prepaid expenses	6,883	7,902
Current portion of content assets	42,978	35,854
Other current assets	2,878	4,772
Total current assets	224,995	199,660
CONTENT ASSETS, net	62,952	66,822
PROPERTY AND EQUIPMENT, net	24,705	24,851
GOODWILL	263,310	258,284
RADIO BROADCASTING LICENSES	630,927	643,449
OTHER INTANGIBLE ASSETS, net	107,641	116,600
OTHER ASSETS	47,300	49,120
Total assets	$1,361,830	$1,358,786
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$5,795	$7,555
Accrued interest	16,676	16,691
Accrued compensation and related benefits	9,270	15,199
Current portion of content payables	18,337	22,872
Other current liabilities	29,452	26,647
Current portion of long-term debt	3,500	3,500
Total current liabilities	83,030	92,464
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	1,007,435	1,002,736
CONTENT PAYABLES, net of current portion	18,787	16,135
OTHER LONG-TERM LIABILITIES	42,667	33,434
DEFERRED TAX LIABILITIES, net	272,716	272,733
Total liabilities	1,424,635	1,417,502

REDEEMABLE NONCONTROLLING INTERESTS	10,603	12,410

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,663,632 and 1,693,099 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 39,902,873 and 41,159,474 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	40	41
Additional paid-in capital	980,918	981,688
Accumulated deficit	(1,054,374)	(1,052,863)
Total stockholders’ deficit	(73,408)	(71,126)
Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$1,361,830	$1,358,786

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	(In Thousands, except share data)
BALANCE, as of December 31, 2016	$—	$2	$3	$3	$41	$981,688	$(1,052,863)	$(71,126)
Consolidated net loss	—	—	—	—	—	—	(1,511)	(1,511)
Repurchase of 1,379,092 shares of Class D common stock	—	—	—	—	(1)	(3,032)	—	(3,033)
Conversion of 29,467 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	1,971	—	1,971
Stock-based compensation expense	—	—	—	—	—	291	—	291
BALANCE, as of June 30, 2017	$—	$2	$3	$3	$40	$980,918	$(1,054,374)	$(73,408)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(1,347)	$4,223
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	16,744	17,254
Amortization of debt financing costs	2,182	2,594
Amortization of content assets	22,062	23,404
Amortization of launch assets	216	40
Deferred income taxes	(17)	211
Stock-based compensation	291	1,537
Loss (gain) on retirement of debt	7,083	(2,646)
Impairment of long-lived assets	12,756	—
Gain on sale-leaseback	(14,411)	—
Tax impact of increased ownership of TV One	—	3,538
Effect of change in operating assets and liabilities:
Trade accounts receivable	(2,417)	(1,646)
Prepaid expenses and other current assets	2,123	1,004
Other assets	3,715	(37)
Accounts payable	(1,760)	(2,541)
Accrued interest	(15)	(662)
Accrued compensation and related benefits	(5,929)	(2,423)
Other liabilities	(485)	2,775
Payment of launch support	(1,848)	—
Payments for content assets	(27,199)	(34,446)
Net cash flows provided by operating activities	11,744	12,179
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,519)	(2,377)
Proceeds from sale-leaseback	25,000	—
Acquisition of digital assets	(5,000)	—
Acquisition of station and broadcasting assets	(2,000)	(2,000)
Net cash flows provided by (used in) investing activities	14,481	(4,377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2017 Credit Facility	350,000	—
Repayment of 2020 Notes	—	(17,174)
Repurchase of common stock	(3,033)	(1,720)
Repayment of 2017 Credit Facility	(875)	—
Repayment of 2015 Credit Facility	(344,750)	(1,750)
Debt refinancing costs and original issue discount	(8,860)	(403)
Net cash flows used in financing activities	(7,518)	(21,047)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,707	(13,245)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	46,781	67,376
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$65,488	$54,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$38,042	$39,236
Income taxes, net of refunds	$563	$457

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of June 30, 2017, we owned and/or operated 57 broadcast stations located in 15 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate as the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and BHM digital platforms. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K.

(c)	Financial Instruments

Financial instruments as of June 30, 2017, and December 31, 2016, consisted of cash and cash equivalents, restricted cash, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2017, and December 31, 2016, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $315.0 million as of each of June 30, 2017 and December 31, 2016, and fair value of approximately $303.2 million and $283.5 million as of June 30, 2017, and December 31, 2016, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million as of each of June 30, 2017 and December 31, 2016, and fair value of approximately $362.3 million and $344.8 million as of June 30, 2017, and December 31, 2016, respectively. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The $350.0 million senior secured credit facility (the “2015 Credit Facility) had a carrying value of approximately $344.8 million as of December 31, 2016, and fair value of approximately $346.5 million as of December 31, 2016. The fair value of the 2015 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a new $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $349.1 million as of June 30, 2017, and fair value of approximately $343.9 million as of June 30, 2017. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of June 30, 2017, and as of December 31, 2016. The fair value of the Comcast Note was approximately $11.9 million as of June 30, 2017, and December 31, 2016. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date.

(d)	Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast, and the revenue is reported net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $6.9 million and $7.3 million for the three months ended June 30, 2017 and 2016, respectively. Agency and outside sales representative commissions were approximately $12.5 million and $13.7 million for the six months ended June 30, 2017 and 2016, respectively.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were $3.7 million and $3.8 million for the three months ended June 30, 2017 and 2016, respectively. Agency and outside sales representative commissions were approximately $7.6 million and $8.0 million for the six months ended June 30, 2017 and 2016, respectively.

(e)	Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. For the three and six months ended June 30, 2017, TV One paid approximately $1.8 million for carriage initiation. During the six months ended June 30, 2016, TV One did not pay any launch support for carriage initiation. The weighted-average amortization period for launch support is approximately 9.5 years as of June 30, 2017 and 9.4 years as of December 31, 2016. The remaining weighted-average amortization period for launch support is 7.6 years and 8.0 years as of June 30, 2017, and December 31, 2016, respectively. For the three and six months ended June 30, 2017, launch support asset amortization of $165,000 and $216,000, respectively, was recorded as a reduction to revenue. For the three and six months ended June 30, 2016, launch support asset amortization of $20,000 and $40,000, respectively, was recorded as a reduction to revenue.

(f)	Barter Transactions

For barter transactions, the Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2017 and 2016, barter transaction revenues were $503,000 and $509,000, respectively. Additionally, for the three months ended June 30, 2017 and 2016, barter transaction costs were reflected in programming and technical expenses of $462,000 and $468,000, respectively, and selling, general and administrative expenses of $41,000 and $41,000, respectively. For the six months ended June 30, 2017 and 2016, barter transaction revenues were approximately $1.0 million and $1.1 million, respectively. Additionally, for the six months ended June 30, 2017 and 2016, barter transaction costs were reflected in programming and technical expenses of $923,000 and approximately $1.0 million, respectively, and selling, general and administrative expenses of $81,000 and $81,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
	(In Thousands)
Numerator:
Net income (loss) attributable to common stockholders	$802	$7,314	$(1,511)	$3,367
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	47,816,723	48,110,440	47,890,618	48,387,482
Effect of dilutive securities:
Stock options and restricted stock	420,390	1,168,702	—	1,173,899
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	48,237,113	49,279,142	47,890,618	49,561,381

Net income (loss) attributable to common stockholders per share – basic	$0.02	$0.15	$(0.03)	$0.07
Net income (loss) attributable to common stockholders per share –diluted	$0.02	$0.15	$(0.03)	$0.07

All stock options and restricted stock awards were excluded from the diluted calculation for the six months ended June 30, 2017, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

Six Months Ended
June 30, 2017
(Unaudited)
(In Thousands)
Stock options	3,600
Restricted stock awards	439

(h)	Fair Value Measurements

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

As of June 30, 2017, and December 31, 2016, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2017
Liabilities subject to fair value measurement:
Employment agreement award (a)	$29,449	$—	$—	$29,449

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$10,603	$—	$—	$10,603

As of December 31, 2016
Liabilities subject to fair value measurement:
Employment agreement award (a)	$26,965	$—	$—	$26,965

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$12,410	$—	$—	$12,410

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

There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2017. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2017:

	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2016	$26,965	$12,410
Net loss attributable to noncontrolling interests	—	164
Change in fair value	2,484	(1,971)
Balance at June 30, 2017	$29,449	$10,603

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(2,484)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and six months ended June 30, 2017 and 2016.

			As of June 30, 2017	As of December 31, 2016
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the six months ended June 30, 2016, and, therefore, were reported at carrying value.  The Company recorded an impairment charge of approximately $12.8 million for the three and six months ended June 30, 2017, related to its Houston radio broadcasting licenses. The Company concluded these assets were not impaired during the six months ended June 30, 2016, and, therefore, were reported at carrying value.

(i)	Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved a deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted, but not prior to the original effective date of annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”) and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-11 and ASU 2016-12 provide additional clarification and implementation guidance on the previously issued ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”) which affects thirteen narrow aspects of the guidance. The Company is currently evaluating the impact ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 will have on its consolidated financial statements. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The Company will utilize the full retrospective method which will result in the standard being applied to each prior reporting period presented and with the cumulative effect of applying the standard being recognized at the earliest period presented. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. Based on its evaluation, the Company does not expect material changes to its 2016 or 2017 consolidated revenues, operating income or balance sheets as a result of the implementation of this standard. The Company will continue to execute on its implementation plan during the third quarter of 2017, including finalizing detailed policy documentation, assessing the impact on systems and controls as well as quantifying any changes required.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce differences in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

On April 10, 2015, the Company made an initial minimum investment of $5 million in MGM’s world-class casino property, MGM National Harbor, under an agreement to invest up to $40 million. The project is located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversifies our platform in the entertainment industry. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income is recorded in other income on the consolidated statements of operations.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any impairment or additional amortization expense as a result of evaluating its contracts for recoverability for the three and six months ended June 30, 2017. In evaluating its contracts for recoverability for the three and six months ended June 30, 2016, the Company recognized an impairment and recorded additional amortization expense of $0 and approximately $1.9 million, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company has accounted for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at June 30, 2017, and December 31, 2016, to be approximately $29.4 million and $27.0 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.4 million and $2.5 million for the three months ended June 30, 2017, and 2016, respectively, and was approximately $2.5 million and $4.8 million for the six months ended June 30, 2017, and 2016, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company’s recovery of the aggregate amount of its capital contribution in TV One before the buyout of its partner, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Compensation Committee of the Board of Directors of the Company has approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new Employment Agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(n)	Related Party Transactions

Reach Media operates the Tom Joyner Fantastic Voyage, a fundraising event for the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to Reach Media. The fee is up to the first $1.0 million after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 50% to Reach Media of any excess over $1.25 million. Reach Media’s earnings for the Fantastic Voyage may not exceed $1.7 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues. Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. As of June 30, 2017 and December 31, 2016, the Foundation owed Reach Media approximately $853,000 and $426,000, respectively under the agreement, for operations on the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media related events. Under these arrangements, as of June 30, 2017, the Foundation and Limited owed $8,000 and $2,000 to Reach Media, respectively. As of December 31, 2016, the Foundation and Limited owed $3,000 and $11,000 to Reach Media, respectively.

For the three and six months ended June 30, 2017, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $9.4 million, $7.7 million, and $1.7 million, respectively, and for the three and six months ended June 30, 2016, approximately $8.8 million, $7.8 million, and $1.0 million, respectively. The Fantastic Voyage took place during the second quarters of both 2017 and 2016.

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

On January 30, 2017, the Company entered into an asset purchase agreement to sell certain land, towers and equipment to a third party for $25 million. The identified assets net carrying value of approximately $2.2 million were classified as held for sale in the consolidated balance sheet at December 31, 2016. The estimated fair value of the assets disposed was in excess of its carrying value. On May 2, 2017, the Company closed on its previously announced sale, and is leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years.

On April 4, 2017, the Company entered into an agreement to sell its Detroit WCHB-AM station to a third party for approximately $2 million. As a result of the pending sale, the identified assets have been classified as held for sale in the consolidated balance sheet as of June 30, 2017. The combined net carrying value of approximately $1.9 million, for the assets held for sale is included in the other assets classification. See Note 9– Subsequent Events.

On April 20, 2017, the Company announced it had entered into an agreement for the acquisition of Red Zebra Broadcasting’s WWXT-FM and WXGI-AM stations.  With this acquisition, the Company will expand its Washington, DC market and diversify its Richmond market. DC’s WMMJ MAJIC 102.3 FM programming will be simulcast on WWXT 92.7 FM which is expected to grow its listenership.  In Richmond, the Company will diversify its all-music cluster and maintain the sports radio format of WXGI 950 AM and simulcast the new Richmond ESPN Radio on 1240 AM and 102.7 FM.  Local marketing agreements for both stations were effective as of May 1, 2017.  The Company completed the acquisition of the stations on June 23, 2017, and total consideration paid was approximately $2.0 million. The Company’s preliminary purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.6 million to radio broadcasting licenses, $47,000 to goodwill, $206,000 to property and equipment and $114,000 to other intangible assets.

On April 28, 2017, the Company acquired certain assets constituting the websites and brands Bossip, HipHopWired and MadameNoire from Moguldom Media Group, LLC. The assets will be integrated into the Company’s digital segment. The consideration for the assets was a $5 million payment at closing, with further potential earn-out payments of up to $5 million over the next 4 years contingent upon performance. Total cash consideration paid at closing was approximately $5.0 million. The Company’s preliminary purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of $22,000 to property and equipment, $915,000 to brand and trade names, approximately $5.0 million to goodwill, $1.2 million to customer relationships and $347,000 to other intangible assets, offset by estimated contingent consideration of approximately $2.2 million and other liabilities of $263,000.

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

Valuation of Broadcasting Licenses

During the second quarters of 2017 and 2016, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2017 and 2016. During the quarter ended June 30, 2017, the Company recorded an impairment charge of approximately $12.8 million related to our Houston radio broadcasting licenses. There was no impairment identified as part of the testing performed during the quarter ended June 30, 2016. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended June 30, 2017 and 2016, respectively.

Radio Broadcasting	June 30,	June 30,
Licenses	2017 (a)	2016 (a)

Pre-tax impairment charge (in millions)	$12.8	$—

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	1.0% – 2.0%	0.3% – 0.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.0%
Mature Market Share Range	6.9% – 15.3%	8.9% – 14.2%
Operating Profit Margin Range	31.6% – 47.0%	31.3% – 34.1%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

We did not identify any impairment indicators for the three or six months ended June 30, 2016 at any of our four reportable segments. During the second quarter of 2017, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2017. No goodwill impairment was identified during the six months ended June 30, 2017. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended June 30, 2017.

Goodwill (Radio Market	June 30,
Reporting Units)	2017 (a)

Pre-tax impairment charge (in millions)	$–

Discount Rate	9.0%
Year 1 Market Revenue Growth Rate Range	(9.2)% – 5.6%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%
Mature Market Share Range	9.1% – 10.4%
Operating Profit Margin Range	33.2% – 53.2%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the second quarter of 2017, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Reach Media’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the interim assessment at June 30, 2017. As a result of our interim assessment, the Company concluded no impairment for the Reach Media goodwill value had occurred.

June 30,
Reach Media Segment Goodwill	2017

Pre-tax impairment charge (in millions)	$—

Discount Rate	10.5%
Year 1 Revenue Growth Rate	(8.4)%
Long-term Revenue Growth Rate	1.0%
Operating Profit Margin Range	13.5% – 16.5%

We did not identify any impairment indicators for the three months ended June 30, 2017 at any of our other reportable segments.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Additions	47	—	4,979	—	5,026
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Net goodwill at June 30, 2017	$70,474	$14,354	$13,438	$165,044	$263,310

The increase to the radio broadcasting and digital segment reporting units’ goodwill carrying values for the six months ended June 30, 2017, relate to current period acquisitions. See Note 2– Acquisitions and Dispositions.

4.  LONG-TERM DEBT:

Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)

2017 Credit Facility	$349,125	$—
2015 Credit Facility	—	344,750
9.25% Senior Subordinated Notes due February 2020	315,000	315,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	1,025,997	1,021,622
Less: current portion of long-term debt	(3,500)	(3,500)
Less: original issue discount and issuance costs	(15,062)	(15,386)
Long-term debt, net	$1,007,435	$1,002,736

2017 Credit Facilities

On April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The 2017 Credit Facility is governed by a credit agreement by and among the Company, the lenders party thereto from time to time and Guggenheim Securities Credit Partners, LLC, as administrative agent, The Bank of New York Mellon, as collateral agent, and Guggenheim Securities, LLC as sole lead arranger and sole book running manager. The 2017 Credit Facility provides for $350 million in term loan borrowings, all of which was advanced and outstanding on the date of the closing of the transaction.

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility).

The 2017 Credit Facility is (i) guaranteed by each entity that guarantees the Company’s 2022 Notes on a pari passu basis with the guarantees of the Notes and (ii) secured on a pari passu basis with the Company’s 2022 Notes. The Company’s obligations under the 2017 Credit Facility are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by certain notes priority collateral, and (ii) on a second priority basis by collateral for the Company’s asset-backed line of credit.

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility.

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

The net proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing senior secured credit facility and the agreement governing such credit facility (the “2015 Credit Facility”) was terminated on April 18, 2017. The Company recorded a loss on retirement of debt of approximately $7.1 million for the quarter ended June 30, 2017. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions.

During the three month period ended June 30, 2017, the Company repaid $875,000 under the 2017 Credit Facility.

The 2017 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:

▪	1.25 to 1.00 on June 30, 2017, and the last day of each fiscal quarter thereafter.

(b)	maintaining a senior leverage ratio of no greater than:

▪	5.85 to 1.00 on June 30, 2017, and the last day of each fiscal quarter thereafter.

(c)	limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2017, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of June 30, 2017, the Company had outstanding approximately $349.1 million on its 2017 Credit Facility. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended June 30, 2017 and 2016, was $816,000 and approximately $1.3 million, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the six months ended June 30, 2017 and 2016, was approximately $2.2 million and $2.6 million, respectively.

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed a private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, which also guarantees its $350.0 million 2015 Credit Facility that was entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.32% for 2017 and 5.14% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December beginning on September 30, 2015. During the six month period ended June 30, 2017, the Company repaid $875,000 under the 2015 Credit Facility. During the three and six months ended June 30, 2016, the Company repaid $875,000 and approximately $1.8 million, respectively, under the 2015 Credit Facility.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2017, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment was approximately $14.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of each of June 30, 2017, and December 31, 2016, the Company had approximately $315.0 million of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of June 30, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

At the Company’s election, the interest rate on borrowings under the ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the ABL Facility), plus (ii) the aggregate amount of all other reserves, if any, established by the Administrative Agent.

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

Future scheduled minimum principal payments of debt as of June 30, 2017, are as follows:

	Comcast Note due April 2019	2017 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
July – December 2017	$—	$1,750	$—	$—	$1,750
2018	—	3,500	—	—	3,500
2019	11,872	3,500	—	—	15,372
2020	—	3,500	315,000	—	318,500
2021	—	3,500	—	—	3,500
2022 and thereafter	—	333,375	—	350,000	683,375
Total Debt	$11,872	$349,125	$315,000	$350,000	$1,025,997

5.  INCOME TAXES:

The Company recorded a tax provision of $70,000 on a pre-tax loss from continuing operations of approximately $1.3 million for the six months ended June 30, 2017, which results in a tax rate of (5.5)%. The Company previously calculated the interim provision for income taxes using a discrete method because it best represented the estimated effective rate at that time. However, the circumstance and exceptions for using a discrete tax provision no longer apply and thus we are estimating the annual effective tax rate in accordance with ASC 740-270, “Interim Reporting.”

As of June 30, 2017, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions, but excludes deferred tax liabilities related to indefinite-lived intangible assets. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2017, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

6.  STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In December 2015, the Company’s Board of Directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “December 2015 Repurchase Authorization”). Under the December 2015 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $3.5 million worth of its Class A and/or Class D common stock. On March 25, 2016, the Company’s Board of Directors reaffirmed the December 2015 Repurchase Authorization without any limitation on price, and on September 23, 2016 increased the authorization to $7.0 million. As of June 30, 2017, the Company had approximately $4.9 million remaining under the authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three and six months ended June 30, 2017, the Company did not repurchase any Class A common stock and repurchased 1,054,290 shares of Class D common stock in the amount of approximately $2.1 million at an average price of $1.99 per share. During the three months ended June 30, 2016, the Company did not repurchase any Class A common stock and repurchased 575,608 shares of Class D common stock in the amount of approximately $1.1 million at an average price of $1.86 per share. During the six months ended June 30, 2016, the Company did not repurchase any Class A common stock and repurchased 636,174 shares of Class D common stock in the amount of approximately $1.2 million at an average price of $1.81 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended June 30, 2017, the Company executed a Stock Vest Tax Repurchase of 7,699 shares of Class D Common Stock in the amount of $23,000 at an average price of $3.00 per share. During the three months ended June 30, 2016, the Company did not execute a Stock Vest Tax Repurchase. During the six months ended June 30, 2017, the Company executed a Stock Vest Tax Repurchase of 317,103 shares of Class D Common Stock in the amount of $919,000 at an average price of $2.90 per share. During the six months ended June 30, 2016, the Company executed a Stock Vest Tax Repurchase of 330,111 shares of Class D Common Stock in the amount of $568,000 at an average price of $1.72 per share.

Stock Option and Restricted Stock Grant Plan

A stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  On September 26, 2013, the Board of Directors adopted, and our stockholders approved on November 14, 2013, certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. The Amended and Restated 2009 Stock Plan increased the authorized plan shares remaining available for grant to 7,000,000 shares of Class D common stock after giving effect to the issuances prior to the amendment. Prior to the amendment, under the 2009 Plan, in any one calendar year, the compensation committee could not grant to any one participant options to purchase, or grants of, a number of shares of Class D common stock in excess of 1,000,000.  Under the Amended and Restated 2009 Stock Plan, this limitation was eliminated. The purpose of eliminating this limitation is to provide the compensation committee with maximum flexibility in setting executive compensation. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, a further amendment to the Amended and Restated 2009 Stock Plan. This further amendment increased the authorized plan shares remaining available for grant to 8,250,000 shares of Class D common stock. As of June 30, 2017, 7,839,908 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

On October 26, 2015, the Compensation Committee awarded David Kantor, Chief Executive Officer, Radio Division, 100,000 restricted shares of the Company’s Class D common stock, and stock options to purchase 300,000 shares of the Company’s Class D common stock. The grants were effective November 5, 2015, and will vest in approximately equal 1/3 tranches on each of November 5, 2016, November 5, 2017, and November 5, 2018.

Stock-based compensation expense for the three months ended June 3, 2017 and 2016, was $158,000 and $765,000, respectively, and for the six months ended June 30, 2017 and 2016, was $291,000 and approximately $1.5 million, respectively.

The Company did not grant stock options during the six months ended June 30, 2017 and 2016.

Transactions and other information relating to stock options for the six months ended June 30, 2017, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,700,000	$2.03	4.21	$3,675,000
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	100,000	$7.50
Balance as of June 30, 2017	3,600,000	$1.88	3.83	$1,912,000
Vested and expected to vest at June 30, 2017	3,559,000	$1.88	3.78	$1,905,000
Unvested at June 30, 2017	250,000	$2.12	8.30	$42,000
Exercisable at June 30, 2017	3,350,000	$1.86	3.50	$1,870,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2017, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2017. This amount changes based on the fair market value of the Company’s stock. There were no options exercised and no options vested during the three and six months ended June 30, 2017. There were no options exercised during the three and six months ended June 30, 2016. There were no options that vested during the three and six months ended June 30, 2016.

As of June 30, 2017, $234,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of eight months. The weighted-average fair value per share of shares underlying stock options was $1.32 at June 30, 2017.

The Company granted 93,024 shares of restricted stock during the three and six months ended June 30, 2017. Each of the four non-executive directors received 23,256 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2017. The Company granted 157,728 shares of restricted stock during the three and six months ended June 30, 2016. Each of the four non-executive directors received 18,182 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2016. All of the restricted stock grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2017, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2016	358,000	$2.31
Grants	93,000	$2.15
Vested	(100,000)	$2.54
Forfeited/cancelled/expired	—	$—
Unvested at June 30, 2017	351,000	$2.20

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2017, $654,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 1.3 years.

7.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure. Effective January 1, 2017, the Company changed its reportable segment disclosures. Along with the results of Interactive One, all digital components from our reportable segments will now be part of a newly formed reportable segment called “Digital”. This new reportable segment will better reflect the manner in which we manage our business and better reflect our operational structure. Segment data for the three and six months ended June 30, 2016 has been reclassified to conform to the current period presentation. These reclassifications occurred among all segments.

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

Detailed segment data for the three and six months ended June 30, 2017 and 2016, is presented in the following tables:

	Three Months Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$48,161	$50,714
Reach Media	17,528	18,448
Digital	6,740	6,065
Cable Television	45,369	47,552
Corporate/Eliminations*	(160)	(60)
Consolidated	$117,638	$122,719

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$29,177	$29,159
Reach Media	15,860	16,262
Digital	8,217	6,246
Cable Television	24,118	26,229
Corporate/Eliminations	6,970	8,532
Consolidated	$84,342	$86,428

Depreciation and Amortization:
Radio Broadcasting	$939	$1,077
Reach Media	52	47
Digital	463	438
Cable Television	6,568	6,552
Corporate/Eliminations	410	458
Consolidated	$8,432	$8,572

Impairment of long-lived assets:
Radio Broadcasting	$12,756	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$12,756	$—

Operating income (loss):
Radio Broadcasting	$5,289	$20,478
Reach Media	1,616	2,139
Digital	(1,940)	(619)
Cable Television	14,683	14,771
Corporate/Eliminations	(7,540)	(9,050)
Consolidated	$12,108	$27,719

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(160)	$(60)

Capital expenditures by segment are as follows:

Radio Broadcasting	$645	$473
Reach Media	22	106
Digital	359	254
Cable Television	107	33
Corporate/Eliminations/Other	1,156	262
Consolidated	$2,289	$1,128

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$87,898	$93,447
Reach Media	25,191	28,902
Digital	12,246	12,546
Cable Television	93,924	97,026
Corporate/Eliminations	(332)	(114)
Consolidated	$218,927	$231,807

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$55,494	$56,582
Reach Media	23,774	24,708
Digital	14,862	12,484
Cable Television	53,305	57,106
Corporate/Eliminations	13,431	17,146
Consolidated	$160,866	$168,026

Depreciation and Amortization:
Radio Broadcasting	$1,896	$2,221
Reach Media	106	89
Digital	804	882
Cable Television	13,129	13,105
Corporate/Eliminations	809	957
Consolidated	$16,744	$17,254

Impairment of long-lived assets:
Radio Broadcasting	$12,756	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$12,756	$—

Operating income (loss):
Radio Broadcasting	$17,752	$34,644
Reach Media	1,311	4,105
Digital	(3,420)	(820)
Cable Television	27,490	26,815
Corporate/Eliminations	(14,572)	(18,217)
Consolidated	$28,561	$46,527

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(332)	$(114)

Capital expenditures by segment are as follows:

Radio Broadcasting	$1,670	$1834
Reach Media	68	222
Digital	545	716
Cable Television	203	141
Corporate/Eliminations/Other	1,262	421
Consolidated	$3,748	$3,334

	June 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$768,307	$781,450
Reach Media	39,436	37,192
Digital	22,980	17,749
Cable Television	439,315	446,880
Corporate/Eliminations/Other	91,792	75,515
Consolidated	$1,361,830	$1,358,786

8. COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”). Our ASCAP and BMI licenses expired December 31, 2016. The expirations were an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with SESAC, ASCAP and BMI including the ASCAP and BMI licenses that expired December 31, 2016. The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021. Negotiations continue with respect to BMI and all broadcasters that have authorized the RMLC to act on their behalf in negotiations with BMI can continue to play BMI compositions after December 31, 2016, because the RMLC has submitted a license application to BMI on their behalf and applicants are licensed upon application under a prior consent decree. The RMLC is in a binding rate arbitration with SESAC. The final rate decision emanating from the arbitration will have retroactive application to January 1, 2016. In the interim, we continue payments to SESAC at the existing 2015 rates, and SESAC may not increase our fees for any reason prior to the rate arbitration decision being issued. In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.6 million and $2.6 million during the three month periods ended June 30, 2017 and June 30, 2016, respectively, and incurred expenses of approximately $4.2 million and $5.1 million during the six month periods June 30, 2017 and June 30, 2016, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations. To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2017, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

9.  SUBSEQUENT EVENTS:

On April 4, 2017, the Company entered into an agreement to sell its Detroit WCHB-AM station to a third party for approximately $2 million. As a result of the pending sale, the identified assets have been classified as held for sale in the consolidated balance sheet as of June 30, 2017. The combined net carrying value of approximately $1.9 million, for the assets held for sale is included in the other assets classification. The Company closed on this transaction on August 3, 2017.

Since July 1, 2017, and through August 1, 2017, the Company repurchased 276,349 shares of Class D common stock in the amount of $597,000 at an average price of $2.16 per share.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016

Radio broadcasting segment	40.9%	41.3%	40.1%	40.3%

Reach Media segment	14.9%	15.0%	11.5%	12.5%

Digital segment	5.7%	4.9%	5.6%	5.4%

Cable television segment	38.6%	38.8%	42.9%	41.9%

Corporate/eliminations	(0.1)%	0.0%	(0.1)%	(0.1)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016

Percentage of core radio business generated from local advertising	59.0%	59.9%	61.4%	61.6%

Percentage of core radio business generated from national advertising, including network advertising	34.3%	33.2%	33.9%	33.4%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$52,017	$56,068	$(4,051)	(7.2)%
Political Advertising	731	852	(121)	(14.2)
Digital Advertising	6,740	6,065	675	11.1
Cable Television Advertising	18,988	20,170	(1,182)	(5.9)
Cable Television Affiliate Fees	26,140	27,403	(1,263)	(4.6)
Event Revenues & Other	13,022	12,161	861	7.1
Net Revenue (as reported)	$117,638	$122,719	$(5,081)	(4.1)%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$98,205	$106,635	$(8,430)	(7.9)%
Political Advertising	974	2,379	(1,405)	(59.1)
Digital Advertising	12,246	12,546	(300)	(2.4)
Cable Television Advertising	40,129	42,123	(1,994)	(4.7)
Cable Television Affiliate Fees	53,463	54,813	(1,350)	(2.5)
Event Revenues & Other	13,910	13,311	599	4.5
Net Revenue (as reported)	$218,927	$231,807	$(12,880)	(5.6)%

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

(b) Broadcast and digital operating income (formerly station operating income):  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative, expenses, stock-based compensation, impairment of long-lived assets, (gain) loss on retirement of debt and gain on sale-leaseback, is commonly referred to in our industry as “station operating income.” However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we now use the term broadcast and digital operating income. Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Nevertheless, broadcast and digital operating income is a significant basis used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to our historic use of station operating income; however, it reflects our more diverse business, and therefore, may not be similar to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, gain on sale-leaseback, employment agreement and incentive plan award expenses, severance-related costs, cost method investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to evaluate the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets or capital structure. EBITDA is frequently used as one of the measures for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except margin data)
	(Unaudited)

Net revenue	$117,638	$122,719	$218,927	$231,807
Broadcast and digital operating income	41,782	48,934	76,719	88,570
Broadcast and digital operating income margin	35.5%	39.9%	35.0%	38.2%
Consolidated net income (loss) attributable to common stockholders	$802	$7,314	$(1,511)	$3,367

The reconciliation of net income (loss) to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, unaudited)

Consolidated net income (loss) attributable to common stockholders	$802	$7,314	$(1,511)	$3,367
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(45)	(55)	(148)	(123)
Interest expense	19,863	20,531	40,209	41,169
Provision for income taxes	182	2,183	70	3,958
Corporate selling, general and administrative, excluding stock-based compensation	8,328	11,878	18,367	23,252
Stock-based compensation	158	765	291	1,537
Loss (gain) on retirement of debt	7,083	(2,646)	7,083	(2,646)
Gain on sale-leaseback	(14,411)	—	(14,411)	—
Other income, net	(1,574)	(43)	(2,895)	(54)
Depreciation and amortization	8,432	8,572	16,744	17,254
Impairment of long-lived assets	12,756	—	12,756	—
Noncontrolling interests in income of subsidiaries	208	435	164	856
Broadcast and digital operating income	$41,782	$48,934	$76,719	$88,570

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$802	$7,314	$(1,511)	$3,367
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(45)	(55)	(148)	(123)
Interest expense	19,863	20,531	40,209	41,169
Provision for income taxes	182	2,183	70	3,958
Depreciation and amortization	8,432	8,572	16,744	17,254
EBITDA	$29,234	$38,545	$55,364	$65,625
Stock-based compensation	158	765	291	1,537
Loss (gain) on retirement of debt	7,083	(2,646)	7,083	(2,646)
Gain on sale-leaseback	(14,411)	—	(14,411)	—
Other income, net	(1,574)	(43)	(2,895)	(54)
Noncontrolling interests in income of subsidiaries	208	435	164	856
Employment Agreement Award and incentive plan award expenses	1,443	2,536	2,484	4,775
Severance-related costs	250	341	603	573
Impairment of long-lived assets	12,756	—	12,756	—
Cost method investment income	1,506	—	2,959	—
Adjusted EBITDA	$36,653	$39,933	$64,398	$70,666

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 (In thousands)

	Three Months Ended June 30,
	2017	2016	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$117,638	$122,719	$(5,081)	(4.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	33,009	30,693	2,316	7.5
Selling, general and administrative, excluding stock-based compensation	42,847	43,092	(245)	(0.6)
Corporate selling, general and administrative, excluding stock-based compensation	8,328	11,878	(3,550)	(29.9)
Stock-based compensation	158	765	(607)	(79.3)
Depreciation and amortization	8,432	8,572	(140)	(1.6)
Impairment of long-lived assets	12,756	—	12,756	100.0
Total operating expenses	105,530	95,000	10,530	11.1
Operating income	12,108	27,719	(15,611)	(56.3)
Interest income	45	55	(10)	(18.2)
Interest expense	19,863	20,531	(668)	(3.3)
Loss (gain) on retirement of debt	7,083	(2,646)	(9,729)	(367.7)
Gain on sale-leaseback	(14,411)	—	14,411	100.0
Other income, net	(1,574)	(43)	1,531	3,560.5
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	1,192	9,932	(8,740)	(88.0)
Provision for income taxes	182	2,183	(2,001)	(91.7)
Consolidated net income	1,010	7,749	(6,739)	(87.0)
Net income attributable to noncontrolling interests	208	435	(227)	(52.2)
Net income attributable to common stockholders	$802	$7,314	$(6,512)	(89.0)%

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$117,638	$122,719	$(5,081)	(4.1)%

During the three months ended June 30, 2017, we recognized approximately $117.6 million in net revenue compared to approximately $122.7 million during the same period in 2016. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment decreased 5.0% compared to the same period in 2016. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 2.0% in total revenues. We experienced net revenue declines most significantly in our Cincinnati, Dallas, Houston, Philadelphia, and Washington DC markets. We recognized approximately $45.4 million of revenue from our cable television segment during the three months ended June 30, 2017, compared to approximately $47.6 million for the same period in 2016, with a decrease primarily in advertising and affiliate sales. Net revenue from our Reach Media segment decreased $920,000 for the quarter ended June 30, 2017, compared to the same period in 2016 due primarily to weaker demand. The “Tom Joyner Fantastic Voyage” took place during the second quarters of 2017 and 2016 and generated revenue of approximately $9.4 million and $8.8 million, respectively for Reach Media. Finally, net revenues for our digital segment increased $675,000 for the three months ended June 30, 2017, compared to the same period in 2016.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$33,009	$30,693	$2,316	7.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Approximately $14.7 million of our consolidated programming and technical operating expenses were incurred by our cable television segment for the three months ended June 30, 2017, versus approximately $14.1 million for the same period in 2016. Of this total amount incurred by TV One, approximately $12.4 million and $11.7 million for the three months ended June 30, 2017 and 2016, respectively, relates specifically to content amortization. Our digital segment generated an increase in programming and technical expenses of approximately $1.3 million for the quarter due to its increased investment in video content, primarily related to increased headcount contributing to higher payroll costs.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$42,847	$43,092	$(245)	(0.6)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in selling, general and administrative expenses for the three months ended June 30, 2017, compared to the same period in 2016, was primarily due to overall lower selling expenses given the declines in revenue.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$8,328	$11,878	$(3,550)	(29.9)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was a decrease in corporate expenses due to a decrease in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement. In addition, there was also a decrease of corporate selling, general and administrative expenses at the cable television segment due to a decrease in incentive-based payroll costs.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$158	$765	$(607)	(79.3)%

The decrease in stock-based compensation for the three months ended June 30, 2017, compared to the same period in 2016 is primarily due to the vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$8,432	$8,572	$(140)	(1.6)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2017, was due to the completion of useful lives for certain assets.

Impairment of long-lived assets

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$12,756	$—	$12,756	100.0%

The impairment of long-lived assets for the three months ended June 30, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Houston radio broadcasting licenses.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$19,863	$20,531	$(668)	(3.3)%

Interest expense decreased to approximately $19.9 million for the three months ended June 30, 2017, compared to approximately $20.5 million for the same period in 2016, due to lower overall debt balances outstanding. As previously announced, on April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 Credit Facility and the agreement governing such credit facility was terminated on April 18, 2017.

Loss (gain) on retirement of debt

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$7,083	$(2,646)	$(9,729)	(367.7)%

The loss on retirement of debt of approximately $7.1 million for the three months ended June 30, 2017, was due to the retirement of the 2015 Credit Facility during the second quarter. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions. The gain on retirement of debt for the three months ended June 30, 2016, was due to the redemption of approximately $20 million of our 2020 Notes at a discount.

Gain on sale-leaseback

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$(14,411)	$—	$14,411	100.0%

The gain on sale-leaseback for the three months ended June 30, 2017, was due to the Company closing on its previously announced sale of certain land, towers and equipment to a third party. The Company is leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years.

Other income, net

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$(1,574)	$(43)	$1,531	3,560.5%

Other income, net increased to approximately $1.5 million for the three months ended June 30, 2017, compared to $43,000 for the same period in 2016. The primary driver of the increase in other income was from our investment in MGM.

Provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$182	$2,183	$(2,001)	(91.7)%

The Company began using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes at the beginning of 2017. For the three months ended June 30, 2017, we recorded a provision for income taxes of $182,000 on pre-tax income from continuing operations of approximately $1.2 million. The provision for income taxes for the three months ended June 30, 2016 of approximately $2.2 million was primarily attributable to the deferred tax liability for indefinite-lived intangible assets, based on a discrete tax provision.

Noncontrolling interests in income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2017	2016
$208	$435	$(227)	(52.2)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to lower net income recognized by Reach Media during the three months ended June 30, 2017, versus the same period in 2016.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $41.8 million for the three months ended June 30, 2017, compared to approximately $48.9 million for the comparable period in 2016, a decrease of approximately $7.1 million or 14.6%. The decrease was primarily due to lower broadcast and digital operating income at each of our segments. Our radio broadcasting segment generated approximately $19.0 million of broadcast and digital operating income during the quarter ended June 30, 2017, compared to approximately $21.6 million during the quarter ended June 30, 2016, a decrease of approximately $2.6 million, primarily due to revenue declines. Reach Media generated approximately $2.1 million of broadcast and digital operating income during the quarter ended June 30, 2017, compared to approximately $3.3 million during the quarter ended June 30, 2016. The decrease in Reach Media’s broadcast and digital operating income is primarily due to weaker advertising demand. Our digital segment generated approximately $1.5 million of broadcast and digital operating loss during the quarter ended June 30, 2017, compared to broadcast and digital operating loss of $178,000 during the quarter ended June 30, 2016. The decrease in our digital segment’s broadcast and digital operating income is primarily due to its increased investment in video content. Finally, TV One generated approximately $22.1 million of broadcast and digital operating income during the quarter ended June 30, 2017, compared to approximately $24.2 million during the quarter ended June 30, 2016, with the decrease due to lower advertising and affiliate sales.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 35.5% for the three months ended June 30, 2017, from 39.9% for the comparable period in 2016. The margin decrease was primarily attributable to lower broadcast and digital operating income as noted above.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 (In thousands)

	Six Months Ended June 30,
	2017	2016	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$218,927	$231,807	$(12,880)	(5.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	64,906	64,696	210	0.3
Selling, general and administrative, excluding stock-based compensation	77,302	78,541	(1,239)	(1.6)
Corporate selling, general and administrative, excluding stock-based compensation	18,367	23,252	(4,885)	(21.0)
Stock-based compensation	291	1,537	(1,246)	(81.1)
Depreciation and amortization	16,744	17,254	(510)	(3.0)
Impairment of long-lived assets	12,756	—	12,756	100.0
Total operating expenses	190,366	185,280	5,086	2.7
Operating income	28,561	46,527	(17,966)	(38.6)
Interest income	148	123	25	20.3
Interest expense	40,209	41,169	(960)	(2.3)
Loss (gain) on retirement of debt	7,083	(2,646)	(9,729)	(367.7)
Gain on sale-leaseback	(14,411)	—	14,411	100.0
Other income, net	(2,895)	(54)	2,841	5,261.1
(Loss) income before provision for income taxes and noncontrolling interests in income of subsidiaries	(1,277)	8,181	(9,458)	(115.6)
Provision for income taxes	70	3,958	(3,888)	(98.2)
Consolidated net (loss) income	(1,347)	4,223	(5,570)	(131.9)
Net income attributable to noncontrolling interests	164	856	(692)	(80.8)
Net (loss) income attributable to common stockholders	$(1,511)	$3,367	$(4,878)	(144.9)%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$218,927	$231,807	$(12,880)	(5.6)%

During the six months ended June 30, 2017, we recognized approximately $218.9 million in net revenue compared to approximately $231.8 million during the same period in 2016. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the six months ended June 30, 2017, decreased 5.9% from the same period in 2016. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 1.7% in total revenues. We experienced net revenue declines most significantly in our Cincinnati, Dallas, Detroit, Houston, Philadelphia, and Washington DC markets. Reach Media’s net revenues decreased 12.8% for the six months ended June 30, 2017, compared to the same period in 2016, due primarily to weaker advertising demand. We recognized approximately $93.9 million and $97.0 million of revenue from our cable television segment during the six months ended June 30, 2017, and 2016, respectively, due primarily to lower advertising and affiliate sales. Net revenue for our digital segment decreased $300,000 for the six months ended June 30, 2017, compared to the same period in 2016.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$64,906	$64,696	$210	0.3%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increased expense for the six months ended June 30, 2017, compared to the same period in 2016, is primarily driven by increased video investment at our digital segment, partially offset by decreases in our radio broadcasting, internet and cable television segments.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$77,302	$78,541	$(1,239)	(1.6)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expense for the six months ended June 30, 2017, compared to the same period in 2016, is primarily driven by lower expenses at our radio broadcasting, Reach Media, and cable television segments, partially offset by an increase in our digital segment.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$18,367	$23,252	$(4,885)	(21.0)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was a decrease in corporate expenses due to a decrease in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement. In addition, there was also a decrease in corporate selling, general and administrative expenses at the cable television segment due to a decrease in incentive-based payroll costs.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$291	$1,537	$(1,246)	(81.1)%

The decrease in stock-based compensation for the six months ended June 30, 2017, compared to the same period in 2016, is primarily due to the vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$16,744	$17,254	$(510)	(3.0)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2017, was due to the completion of useful lives for certain assets.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$12,756	$—	$12,756	100.0%

The impairment of long-lived assets for the six months ended June 30, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Houston radio broadcasting licenses.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$40,209	$41,169	$(960)	(2.3)%

Interest expense decreased to approximately $40.2 million for the six months ended June 30, 2017, compared to approximately $41.2 million for the same period in 2016, due to lower overall debt balances outstanding. As previously announced, on April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 Credit Facility and the agreement governing such credit facility was terminated on April 18, 2017.

Loss (gain) on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$7,083	$(2,646)	$9,729	367.7%

The loss on retirement of debt of approximately $7.1 million for the six months ended June 30, 2017, was due to the retirement of the 2015 Credit Facility during the second quarter. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions. The gain on retirement of debt for the six months ended June 30, 2016, was due to the redemption of approximately $20 million of our 2020 Notes at a discount.

Gain on sale-leaseback

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$(14,411)	$—	$14,411	100.0%

The gain on sale-leaseback for the six months ended June 30, 2017, was due to the Company closing on its previously announced sale of certain land, towers and equipment to a third party. The Company is leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years.

Other income, net

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$(2,895)	$(54)	$2,841	5,261.1%

Other income, net increased to approximately $2.8 million for the six months ended June 30, 2017, compared to $54,000 for the same period in 2016. The primary driver of the increase in other income was from our investment in MGM.

Provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$70	$3,958	$(3,888)	(98.2)%

The Company began using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes at the beginning of 2017. For the six months ended June 30, 2017, we recorded a provision for income taxes of $70,000 on a pre-tax loss from continuing operations of approximately $1.3 million, which results in a tax rate of (5.5)%. This tax rate is based on an estimated annual effective rate of 23.1%, and a discrete tax provision adjustment for $346,000. The provision for income taxes for the three months ended June 30, 2016 of approximately $4.0 million was primarily attributable to the deferred tax liability for indefinite-lived intangible assets, based on a discrete tax provision.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2017	2016
$164	$856	$(692)	(80.8)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to lower net income recognized by Reach Media during the six months ended June 30, 2017, versus the same period in 2016.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $76.7 million for the six months ended June 30, 2017, compared to approximately $88.6 million for the comparable period in 2016, a decrease of $11.9 million or 13.4%. This decrease was due to lower broadcast and digital operating income at our each of our segments. Our radio broadcasting segment generated approximately $32.5 million of broadcast and digital operating income during the six months ended June 30, 2017, compared to approximately $37.0 million during the six months ended June 30, 2016, a decrease of approximately $4.5 million, primarily due to revenue declines. Reach Media generated approximately $3.1 million of broadcast and digital operating income during the six months ended June 30, 2017, compared to approximately $6.3 million during the six months ended June 30, 2016. The decrease in Reach Media’s broadcast and digital operating income is primarily due to weaker advertising demand. Our digital segment generated approximately $2.6 million of broadcast and digital operating loss during the six months ended June 30, 2017, compared to broadcast and digital operating income of $40,000 during the six months ended June 30, 2016. The decrease in our digital segment’s broadcast and digital operating income is primarily due to increased investment in video. Finally, TV One generated approximately $43.8 million of broadcast and digital operating income during the six months ended June 30, 2017, compared to approximately $45.2 million during the six months ended June 30, 2016, with the decrease due to lower advertising and affiliate sales.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 35.0% for the six months ended June 30, 2017, compared to 38.2% for the comparable period in 2016. The margin decrease was primarily attributable to lower broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

2017 Credit Facilities

On April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The 2017 Credit Facility is governed by a credit agreement by and among the Company, the lenders party thereto from time to time and Guggenheim Securities Credit Partners, LLC, as administrative agent, The Bank of New York Mellon, as collateral agent, and Guggenheim Securities, LLC as sole lead arranger and sole book running manager. The 2017 Credit Facility provides for $350 million in term loan borrowings, all of which was advanced and outstanding on the date of the closing of the transaction.

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility).

The 2017 Credit Facility is (i) guaranteed by each entity that guarantees the Company’s 2022 Notes on a pari passu basis with the guarantees of the Notes and (ii) secured on a pari passu basis with the Company’s 2022 Notes. The Company’s obligations under the 2017 Credit Facility are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by certain notes priority collateral, and (ii) on a second priority basis by collateral for the Company’s asset-backed line of credit.

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility.

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

The net proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing senior secured credit facility and the agreement governing such credit facility (the “2015 Credit Facility”) was terminated on April 18, 2017. The Company recorded a loss on retirement of debt of approximately $7.1 million for the quarter ended June 30, 2017. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions.

During the three month period ended June 30, 2017, the Company repaid $875,000 under the 2017 Credit Facility.

The 2017 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2017, and the last day of each fiscal quarter thereafter.

(b)	maintaining a senior leverage ratio of no greater than:
▪	5.85 to 1.00 on June 30, 2017, and the last day of each fiscal quarter thereafter.

(c)	limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

 As of June 30, 2017, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of June 30, 2017		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.72	x	1.25	x	0.47	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	5.00	x	5.85	x	0.85	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of June 30, 2017, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of June 30, 2017, the Company had outstanding approximately $349.1 million on its 2017 Credit Facility. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended June 30, 2017 and 2016, was $816,000 and approximately $1.3 million, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the six months ended June 30, 2017 and 2016, was approximately $2.2 million and $2.6 million, respectively.

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed a private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One, which also guarantees its $350.0 million 2015 Credit Facility that was entered into concurrently with the closing of the 2022 Notes.

The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.32% for 2017 and 5.14% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December beginning on September 30, 2015. During the six month period ended June 30, 2017, the Company repaid $875,000 under the 2015 Credit Facility. During the three and six months ended June 30, 2016, the Company repaid $875,000 and approximately $1.8 million, respectively, under the 2015 Credit Facility.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2017, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment was approximately $14.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of each of June 30, 2017, and December 31, 2016, the Company had approximately $315.0 million of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of June 30, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

At the Company’s election, the interest rate on borrowings under the ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the ABL Facility), plus (ii) the aggregate amount of all other reserves, if any, established by the Administrative Agent.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2017:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount and issuance costs (at variable rates)(1)	$340.5	5.30%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	313.1	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	345.4	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2017 and 2016, respectively:

	2017	2016
	(In thousands)

Net cash flows provided by operating activities	$11,744	$12,179
Net cash flows provided by (used in) investing activities	$14,481	$(4,377)
Net cash flows used in financing activities	$(7,518)	$(21,047)

Net cash flows provided by operating activities were approximately $11.7 million and $12.2 million for the six months ended June 30, 2017 and 2016, respectively.

 Net cash flows provided by investing activities were approximately $14.5 million for the six months ended June 30, 2017 and net cash flows used in investing activities were approximately $4.4 million for the six months ended June 30, 2016. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.5 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, the Company paid approximately $2.0 million to complete the acquisition of our new Richmond and Washington DC stations and during the six months ended June 30, 2017, the Company paid approximately $5.0 million to complete the acquisition of certain digital assets from Moguldom. During the six months ended June 30, 2017, the Company received proceeds of approximately $25.0 million to complete its sale of certain land, towers and equipment as part of a sale-leaseback transaction. During the six months ended June 30, 2016, the Company paid approximately $2.0 million to complete the acquisition of our new Columbus stations.

Net cash flows used in financing activities were approximately $7.5 million for the six months ended June 30, 2017, and net cash flows used in financing activities were approximately $21.0 million for the six months ended June 30, 2016. During the six months ended June 30, 2017 and 2016, the Company repaid approximately $345.6 million and $1.8 million, respectively, in outstanding debt. During the six months ended June 30, 2016, the Company repurchased approximately $17.2 million of our 2020 Notes. During the six months ended June 30, 2017, we borrowed approximately $350.0 million in new 2017 Credit Facility. During the six months ended June 30, 2017 and June 30, 2016, we capitalized approximately $8.9 million and $403,000, respectively, of costs associated with our indebtedness. The amounts capitalized in 2017 relate to our new 2017 Credit Facility and the amounts capitalized in 2016 relate to costs associated with our line of credit arrangement. During the six months ended June 30, 2017 and 2016, respectively, we repurchased approximately $3.0 million and $1.7 million of our Class D Common Stock.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2017, we had approximately $630.9 million in broadcast licenses and $263.3 million in goodwill, which totaled $894.2 million, and represented approximately 65.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. The Company recorded an impairment charge of approximately $12.8 million for the three and six months ended June 30, 2017, related to its Houston radio broadcasting licenses. We did not record any impairment charges for the three and six months ended June 30, 2016.

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

Valuation of Broadcasting Licenses

During the second quarters of 2017 and 2016, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2017 and 2016. During the quarter ended June 30, 2017, the Company recorded an impairment charge of approximately $12.8 million related to our Houston radio broadcasting licenses. There was no impairment identified as part of the testing performed during the quarter ended June 30, 2016. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended June 30, 2017 and 2016.

Radio Broadcasting	June 30,	June 30,
Licenses	2017 (a)	2016 (a)

Pre-tax impairment charge (in millions)	$12.8	$—

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	1.0% – 2.0%	0.3% – 0.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.0%
Mature Market Share Range	6.9% – 15.3%	8.9% – 14.2%
Operating Profit Margin Range	31.6% – 47.0%	31.3% – 34.1%

(a) Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

We did not identify any impairment indicators for the three or six months ended June 30, 2016, at any of our four reportable segments. During the second quarter of 2017, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2017. No goodwill impairment was identified during the six months ended June 30, 2017. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended June 30, 2017.

Goodwill (Radio Market	June 30,
Reporting Units)	2017 (a)

Pre-tax impairment charge (in millions)	$–

Discount Rate	9.0%
Year 1 Market Revenue Growth Rate Range	(9.2)% – 5.6%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%
Mature Market Share Range	9.1% – 10.4%
Operating Profit Margin Range	33.2% – 53.2%

(a) Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the second quarter of 2017, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Reach Media’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the interim assessment at June 30, 2017. As a result of our interim assessment, the Company concluded no impairment for the Reach Media goodwill value had occurred.

June 30,
Reach Media Segment Goodwill	2017

Pre-tax impairment charge (in millions)	$—

Discount Rate	10.5%
Year 1 Revenue Growth Rate	(8.4)%
Long-term Revenue Growth Rate	1.0%
Operating Profit Margin Range	13.5% – 16.5%

We did not identify any impairment indicators at any of our other reportable segments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved a deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted, but not prior to the original effective date of annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”) and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-11 and ASU 2016-12 provide additional clarification and implementation guidance on the previously issued ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”) which affects thirteen narrow aspects of the guidance. The Company is currently evaluating the impact ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 will have on its consolidated financial statements. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The Company will utilize the full retrospective method which will result in the standard being applied to each prior reporting period presented and with the cumulative effect of applying the standard being recognized at the earliest period presented. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures which included reviews of contractual terms for all of the Company’s significant revenue streams and the development of an implementation plan. Based on its evaluation, the Company does not expect material changes to its 2016 or 2017 consolidated revenues, operating income or balance sheets as a result of the implementation of this standard. The Company will continue to execute on its implementation plan during the third quarter of 2017, including finalizing detailed policy documentation, assessing the impact on systems and controls as well as quantifying any changes required.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce differences in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for interim and annual reporting periods after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. We also have $315.0 million outstanding in our 2020 Notes and we also have $350.0 million outstanding in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”). Our ASCAP and BMI licenses expired December 31, 2016. The expirations were an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with SESAC, ASCAP and BMI including the ASCAP and BMI licenses that expired December 31, 2016. The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021. Negotiations continue with respect to BMI and all broadcasters that have authorized the RMLC to act on their behalf in negotiations with BMI can continue to play BMI compositions after December 31, 2016, because the RMLC has submitted a license application to BMI on their behalf and applicants are licensed upon application under a prior consent decree. The RMLC is in a binding rate arbitration with SESAC. The final rate decision emanating from the arbitration will have retroactive application to January 1, 2016. In the interim, we continue payments to SESAC at the existing 2015 rates, and SESAC may not increase our fees for any reason prior to the rate arbitration decision being issued. In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.6 million and $2.6 million during the three month periods ended June 30, 2017 and June 30, 2016, respectively, and incurred expenses of approximately $4.2 million and $5.1 million during the six month periods June 30, 2017 and June 30, 2016, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations. To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 14 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next ten years.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2017:

	Payments Due by Period
Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	2022 and Beyond	Total
	(In thousands)

9.25% Senior Subordinated Notes(1)	$14,569	$29,138	$29,138	$318,238	$–	$–	$391,083
7.375% Senior Subordinated Notes(1)	12,906	25,813	25,813	25,813	25,813	357,529	473,687
Credit facilities(2)	11,425	22,949	23,882	23,882	23,882	355,505	461,525
Other operating contracts / agreements(3)	54,400	36,309	25,874	21,868	19,866	70,956	229,273
Operating lease obligations	6,044	11,595	10,859	10,227	8,816	32,062	79,603
Comcast Note	622	1,243	12,086	–	–	–	13,951
Total	$99,966	$127,047	$127,652	$400,028	$78,377	$816,052	$1,649,122

(1)	Includes interest obligations based on current effective interest rates on senior subordinated notes and secured notes outstanding as of June 30, 2017.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2017.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $160.2 million has not been recorded on the balance sheet as of June 30, 2017, as it does not meet recognition criteria. Approximately $15.2 million relates to certain commitments for content agreements for our cable television segment, approximately $27.7 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2017, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

August 8, 2017

