Form 10-Q
period 2017-09-30
URBAN ONE, INC.
filed 2017-11-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2017
Class A Common Stock, $.001 Par Value	1,641,632
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	41,055,521

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

URBAN ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$112,078	$110,856	$331,005	$342,663
OPERATING EXPENSES:
Programming and technical	34,892	32,093	99,798	96,789
Selling, general and administrative, including stock-based compensation of $326 and $49, and $453 and $194, respectively	36,851	35,855	114,280	114,541
Corporate selling, general and administrative, including stock-based compensation of $1,329 and $733, and $1,493 and $2,125, respectively	11,608	9,906	30,139	34,550
Depreciation and amortization	8,804	8,469	25,548	25,723
Impairment of long-lived assets	16,392	—	29,148	—
Total operating expenses	108,547	86,323	298,913	271,603
Operating income	3,531	24,533	32,092	71,060
INTEREST INCOME	12	51	160	174
INTEREST EXPENSE	19,938	20,319	60,147	61,488
(GAIN) LOSS ON RETIREMENT OF DEBT	(690)	—	6,393	(2,646)
GAIN ON SALE-LEASEBACK	—	—	(14,411)	—
OTHER INCOME, net	(1,850)	(22)	(4,745)	(76)
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(13,855)	4,287	(15,132)	12,468
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(6,037)	4,307	(5,967)	8,265
CONSOLIDATED NET (LOSS) INCOME	(7,818)	(20)	(9,165)	4,203
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	68	403	232	1,259
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,886)	$(423)	$(9,397)	$2,944

BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income attributable to common stockholders	$(0.17)	$(0.01)	$(0.20)	$0.06

DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income attributable to common stockholders	$(0.17)	$(0.01)	$(0.20)	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,681,585	47,481,004	47,487,607	48,066,267
Diluted	46,681,585	47,481,004	47,487,607	49,240,165

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
	(In thousands)

COMPREHENSIVE (LOSS) INCOME	$(7,818)	$(20)	$(9,165)	$4,203
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	68	403	232	1,259
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,886)	$(423)	$(9,397)	$2,944

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,892	$45,812
Restricted cash	1,055	969
Trade accounts receivable, net of allowance for doubtful accounts of $7,489 and $6,991, respectively	110,497	104,351
Prepaid expenses	8,424	7,902
Current portion of content assets	42,137	35,854
Other current assets	4,287	4,772
Total current assets	218,292	199,660
CONTENT ASSETS, net	60,051	66,822
PROPERTY AND EQUIPMENT, net	23,926	24,851
GOODWILL	263,310	258,284
RADIO BROADCASTING LICENSES	614,535	643,449
OTHER INTANGIBLE ASSETS, net	100,503	116,600
OTHER ASSETS	44,999	49,120
Total assets	$1,325,616	$1,358,786
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,371	$7,555
Accrued interest	15,728	16,691
Accrued compensation and related benefits	8,882	15,199
Current portion of content payables	18,691	22,872
Other current liabilities	29,212	26,647
Current portion of long-term debt	3,500	3,500
Total current liabilities	83,384	92,464
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	987,305	1,002,736
CONTENT PAYABLES, net of current portion	16,613	16,135
OTHER LONG-TERM LIABILITIES	41,872	33,434
DEFERRED TAX LIABILITIES, net	266,773	272,733
Total liabilities	1,395,947	1,417,502

REDEEMABLE NONCONTROLLING INTERESTS	9,871	12,410

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,641,632 and 1,693,099 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,297,991 and 41,159,474 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	41	41
Additional paid-in capital	982,009	981,688
Accumulated deficit	(1,062,260)	(1,052,863)
Total stockholders’ deficit	(80,202)	(71,126)
Total liabilities, redeemable noncontrolling interests and stockholders’ deficit	$1,325,616	$1,358,786

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
(In Thousands, except share data)
BALANCE, as of December 31, 2016	$—	$2	$3	$3	$41	$981,688	$(1,052,863)	$(71,126)
Consolidated net loss	—	—	—	—	—	—	(9,397)	(9,397)
Repurchase of 2,086,828 shares of Class D common stock	—	—	—	—	(2)	(4,394)	—	(4,396)
Conversion of 51,467 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	2,771	—	2,771
Stock-based compensation expense	—	—	—	—	2	1,944	—	1,946
BALANCE, as of September 30, 2017	$—	$2	$3	$3	$41	$982,009	$(1,062,260)	$(80,202)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(9,165)	$4,203
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	25,548	25,723
Amortization of debt financing costs	2,900	3,924
Amortization of content assets	35,468	36,076
Amortization of launch assets	324	61
Deferred income taxes	(5,960)	4,106
Stock-based compensation	1,946	2,319
Loss (gain) on retirement of debt	6,393	(2,646)
Impairment of long-lived assets	29,148	—
Gain on sale-leaseback	(14,411)	—
Tax impact of increased ownership of TV One	—	3,538
Effect of change in operating assets and liabilities:
Trade accounts receivable	(6,146)	3,791
Prepaid expenses and other current assets	(1,222)	(295)
Other assets	1,916	212
Accounts payable	(184)	(3,461)
Accrued interest	(963)	(1,480)
Accrued compensation and related benefits	(6,317)	(1,329)
Other liabilities	1,030	6,772
Payment of launch support	(1,848)	—
Payments for content assets	(38,683)	(46,891)
Net cash flows provided by operating activities	19,774	34,623
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,483)	(4,021)
Proceeds from sale of radio station	2,000	—
Proceeds from sale-leaseback	25,000	—
Acquisition of digital assets	(5,000)	—
Acquisition of station and broadcasting assets	(2,000)	(2,000)
Net cash flows provided by (used in) investing activities	15,517	(6,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2017 Credit Facility	350,000	—
Repayment of 2020 Notes	(19,369)	(17,174)
Repurchase of common stock	(4,396)	(3,584)
Repayment of 2017 Credit Facility	(1,750)	—
Repayment of 2015 Credit Facility	(344,750)	(2,625)
Debt refinancing costs and original issue discount	(8,860)	(421)
Net cash flows used in financing activities	(29,125)	(23,804)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,166	4,798
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	46,781	67,376
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$52,947	$72,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$58,210	$59,044
Income taxes, net of refunds	$629	$496

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2017, we owned and/or operated 56 broadcast stations located in 15 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate as the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned online platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and BHM digital platforms. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

Effective May 5, 2017, the Company changed its corporate name from “Radio One, Inc.” to “Urban One, Inc.” to have a name more reflective of our multi-media business operations.  Our core radio broadcasting franchise continues to operate under the brand “Radio One.”  We also continue to retain our other brands, such as TV One, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

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

Financial instruments as of September 30, 2017, and December 31, 2016, consisted of cash and cash equivalents, restricted cash, investments, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2017, and December 31, 2016, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $295.0 million and $315.0 million as of September 30, 2017, and December 31, 2016, respectively, and fair value of approximately $278.8 million and $283.5 million as of September 30, 2017, and December 31, 2016, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million as of each of September 30, 2017 and December 31, 2016, and fair value of approximately $348.3 million and $344.8 million as of September 30, 2017, and December 31, 2016, respectively. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The $350.0 million senior secured credit facility (the “2015 Credit Facility) had a carrying value of approximately $344.8 million as of December 31, 2016, and fair value of approximately $346.5 million as of December 31, 2016. The fair value of the 2015 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a new $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $348.3 million as of September 30, 2017, and fair value of approximately $341.3 million as of September 30, 2017. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of September 30, 2017, and as of December 31, 2016. The fair value of the Comcast Note was approximately $11.9 million as of September 30, 2017, and December 31, 2016. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date.

(d)	Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast, and the revenue is reported net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $6.1 million and $6.4 million for the three months ended September 30, 2017 and 2016, respectively. Agency and outside sales representative commissions were approximately $18.2 million and $19.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were approximately $3.2 million and $3.8 million for the three months ended September 30, 2017 and 2016, respectively. Agency and outside sales representative commissions were approximately $10.8 million and $11.8 million for the nine months ended September 30, 2017 and 2016, respectively.

(e)	Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. For the nine months ended September 30, 2017, TV One paid approximately $1.8 million for carriage initiation. During the three months ended September 30, 2017 and during the nine months ended September 30, 2016, TV One did not pay any launch support for carriage initiation. The weighted-average amortization period for launch support is approximately 9.5 years as of September 30, 2017 and 9.4 years as of December 31, 2016. The remaining weighted-average amortization period for launch support is 7.3 years and 8.0 years as of September 30, 2017, and December 31, 2016, respectively. For the three and nine months ended September 30, 2017, launch support asset amortization of $108,000 and $324,000, respectively, was recorded as a reduction to revenue. For the three and nine months ended September 30, 2016, launch support asset amortization of $20,000 and $61,000, respectively, was recorded as a reduction to revenue.

(f)	Barter Transactions

For barter transactions, the Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2017 and 2016, barter transaction revenues were $574,000 and $491,000, respectively. Additionally, for the three months ended September 30, 2017 and 2016, barter transaction costs were reflected in programming and technical expenses of $534,000 and $450,000, respectively, and selling, general and administrative expenses of $40,000 and $41,000, respectively. For each of the nine months ended September 30, 2017 and 2016, barter transaction revenues were approximately $1.6 million. Additionally, for the nine months ended September 30, 2017 and 2016, barter transaction costs were reflected in programming and technical expenses of approximately $1.5 million and $1.5 million, respectively, and selling, general and administrative expenses of $121,000 and $122,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
	(In Thousands)
Numerator:
Net (loss) income attributable to common stockholders	$(7,886)	$(423)	$(9,397)	$2,944
Denominator:
Denominator for basic net (loss) income per share - weighted average outstanding shares	46,681,585	47,481,004	47,487,607	48,066,267
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	1,173,898
Denominator for diluted net (loss) income per share - weighted-average outstanding shares	46,681,585	47,481,004	47,487,607	49,240,165

Net (loss) income attributable to common stockholders per share – basic	$(0.17)	$(0.01)	$(0.20)	$0.06
Net (loss) income attributable to common stockholders per share –diluted	$(0.17)	$(0.01)	$(0.20)	$0.06

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended September 30, 2017 and 2016, and for the nine months ended September 30, 2017, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017
	(Unaudited)
	(In Thousands)

Stock options	4,767	3,700	4,767
Restricted stock awards	2,390	1,117	2,476

(h)	Fair Value Measurements

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

As of September 30, 2017, and December 31, 2016, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2017
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,058	—	—	$2,058
Employment agreement award (b)	29,236	—	—	29,236
Total	$31,294	$—	$—	$31,294

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$9,871	$—	$—	$9,871

As of December 31, 2016
Liabilities subject to fair value measurement:
Employment agreement award (b)	$26,965	$—	$—	$26,965

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$12,410	$—	$—	$12,410

(a)  This balance is measured based on the income approach to valuation in the form of a Monte Carlo simulation. The Monte Carlo simulation method is suited to instances such as this where there is non-diversifiable risk. It is also well-suited to multi-year, path dependent scenarios. Significant inputs to the Monte Carlo method include forecasted net revenues, discount rate and expected volatility. A third-party valuation firm assisted the Company in estimating the contingent consideration.

(b)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) became eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award was triggered after the Company’s recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. The Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(c)  The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the nine months ended September 30, 2017. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2017:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2016	$—	$26,965	$12,410
Net income attributable to noncontrolling interests	—	—	232
Variable consideration at acquisition date	2,205	—	—
Distribution	(147)	(1,604)	—
Change in fair value	—	3,875	(2,771)
Balance at September 30, 2017	$2,058	$29,236	$9,871

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(3,875)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and nine months ended September 30, 2017 and 2016.

			As of September 30, 2017	As of December 31, 2016
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Contingent consideration	Monte Carlo Simulation	Expected volatility	38.1%	N/A
Contingent consideration	Monte Carlo Simulation	Discount Rate	16.0%	N/A
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the nine months ended September 30, 2016, and, therefore, were reported at carrying value.  The Company recorded an impairment charge of approximately $16.4 million and $29.1 million for the three and nine months ended September 30, 2017, respectively, related to its Houston and Columbus radio broadcasting licenses.

(i)	Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved a deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted, but not prior to the original effective date of annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”) and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-11 and ASU 2016-12 provide additional clarification and implementation guidance on the previously issued ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”) which affects thirteen narrow aspects of the guidance. The Company is currently evaluating the impact ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 will have on its consolidated financial statements. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The Company will utilize the modified retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures. As part of this process the Company has completed the following steps: (1) reviewed and assessed its business operations and identified its major revenue streams; (2) reviewed the related contractual terms for each of these significant revenue streams; and (3) developed an implementation plan to ascertain the required revenue recognition changes applicable to this new standard. The changes necessitated include updating the Company’s accounting policies, determining the impact on financial reporting and disclosure and documenting the impact to internal financial and operation processes and related control environment.  The Company expects to finalize these remaining steps of its implementation plan during the fourth quarter of 2017. The Company plans to adopt the amended accounting guidance as of January 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which relates to the accounting for employee share-based payments. This standard provides updated guidance for the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification on the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. As early adoption is permitted, the Company adopted ASU 2016-09 during the fourth quarter of 2016. Under ASU 2016-09, the Company classifies the excess income tax benefits from stock-based compensation arrangements within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. In addition, when the Company withholds shares to satisfy income tax withholding obligations, the payment is classified as a financing activity on the statement of cash flows. The Company continues to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

 In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for annual periods beginning after December 15, 2018. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce differences in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted the provisions of ASU 2016-18 during the fourth quarter of 2016. The adoption of the guidance did not have impact on prior reporting periods.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 is intended to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. This standard will be effective for interim and annual goodwill impairment tests beginning after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

On April 10, 2015, the Company made an initial minimum investment of $5 million in MGM’s world-class casino property, MGM National Harbor, under an agreement to invest up to $40 million. The project is located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income is recorded in other income on the consolidated statements of operations.

(l)	Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Acquired content is generally amortized on a straight-line basis over the term of the license which reflects the estimated usage. For certain content for which the pattern of usage is accelerated, amortization is based upon the actual usage.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any impairment or additional amortization expense as a result of evaluating its contracts for recoverability for the three and nine months ended September 30, 2017. In evaluating its contracts for recoverability for the three and nine months ended September 30, 2016, the Company recognized an impairment and recorded additional amortization expense of $0 and approximately $1.9 million, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(m)	Derivatives

The Company recognizes all derivatives at fair value on the consolidated balance sheets as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation.

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at September 30, 2017, and December 31, 2016, to be approximately $29.2 million and $27.0 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award is recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.4 million and $1.0 million for the three months ended September 30, 2017, and 2016, respectively, and was approximately $3.9 million and $5.8 million for the nine months ended September 30, 2017, and 2016, respectively.

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

Reach Media operates the Tom Joyner Fantastic Voyage, a fundraising event for the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to Reach Media. The fee is up to the first $1.0 million after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 50% to Reach Media of any excess over $1.25 million. Reach Media’s earnings for the Fantastic Voyage may not exceed $1.7 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues. Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. As of September 30, 2017 and December 31, 2016, the Foundation owed Reach Media $973,000 and $426,000, respectively, under the agreement, for operations on the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media related events. Under these arrangements, as of September 30, 2017, the Foundation and Limited owed $14,000 and $2,000 to Reach Media, respectively. As of December 31, 2016, the Foundation and Limited owed $3,000 and $11,000 to Reach Media, respectively.

For the nine months ended September 30, 2017, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $9.1 million, $7.4 million, and $1.7 million, respectively, and for the nine months ended September 30, 2016, approximately $8.8 million, $7.8 million, and $1.0 million, respectively. The Fantastic Voyage took place during the second quarters of both 2017 and 2016.

2.	ACQUISITIONS AND DISPOSITIONS:

On October 20, 2011, we entered into a time brokerage agreement (“TBA”) with WGPR, Inc. (“WGPR”). Pursuant to the TBA, beginning October 24, 2011, we began to broadcast programs produced, owned or acquired by the Company on WGPR’s Detroit radio station, WGPR-FM. We pay a monthly fee as well as certain operating costs of WGPR-FM, and in exchange we retain all revenues from the sale of the advertising within the programming we provide. The original term of the TBA was through December 31, 2014; however, in September 2014, we entered into an amendment to the TBA to extend the term of the TBA through December 31, 2019. Under the terms of the TBA, WGPR has also granted us certain rights of first negotiation and first refusal with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the TBA.

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

On April 20, 2017, the Company announced it had entered into an agreement for the acquisition of Red Zebra Broadcasting’s WWXT-FM and WXGI-AM stations.  With this acquisition, the Company expanded its Washington, DC market presence and diversified its Richmond market presence. DC’s WMMJ MAJIC 102.3 FM programming is simulcast on WWXT 92.7 FM which is expected to grow its listenership.  In Richmond, the Company diversified its all-music cluster and maintained the sports radio format of WXGI 950 AM and simulcast the new Richmond ESPN Radio on 1240 AM and 102.7 FM.  Local marketing agreements for both stations were effective as of May 1, 2017 until the Company completed the acquisition of the stations on June 23, 2017, and total consideration paid was approximately $2.0 million. The Company’s preliminary purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.6 million to radio broadcasting licenses, $47,000 to goodwill, $206,000 to property and equipment and $114,000 to other intangible assets.

On April 28, 2017, the Company acquired certain assets constituting the websites and brands Bossip, HipHopWired and MadameNoire from Moguldom Media Group, LLC. The assets were integrated into the Company’s digital segment. The consideration for the assets was a $5 million payment at closing, with further potential earn-out payments of up to $5 million over the next 4 years contingent upon performance. Total cash consideration paid at closing was approximately $5.0 million. The Company’s preliminary purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of $22,000 to property and equipment, $915,000 to brand and trade names, approximately $5.0 million to goodwill, $1.2 million to customer relationships and $347,000 to other intangible assets, offset by estimated contingent consideration of approximately $2.2 million and other liabilities of $263,000.

On August 3, 2017, the Company sold the assets of its Detroit WCHB-AM station for $2.0 million and recognized an immaterial loss on the sale of the station during the three and nine months ended September 30, 2017.

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

Valuation of Broadcasting Licenses

During the second and third quarters of 2017 and during the second and third quarters of 2016, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2017 and 2016, and June 30, 2017 and 2016. During the three months ended September 30, 2017, the Company recorded an impairment charge of approximately $16.4 million related to our Columbus and Houston radio broadcasting licenses. During the nine months ended September 30, 2017, the Company recorded an impairment charge of approximately $29.1 million related to our Columbus and Houston radio broadcasting licenses. There was no impairment identified as part of the testing performed during the quarters ended September 30, 2016 or June 30, 2016. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended September 30, 2017 and 2016, respectively.

Radio Broadcasting	September 30,	September 30,
Licenses	2017 (a)	2016 (a)

Pre-tax impairment charge (in millions)	$16.4	$—

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(5.0)% – 2.0%	0.3% – 0.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.0%
Mature Market Share Range	6.9% – 25.8%	8.9% – 14.2%
Operating Profit Margin Range	31.0% – 47.0%	31.3% – 34.1%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second and third quarters of 2017, and during the third quarter of 2016, we identified an impairment indicator at certain of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of September 30, 2017, June 30, 2017 and September 30, 2016. No goodwill impairment was identified during the nine months ended September 30, 2017 or during the nine months ended September 30, 2016. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2017 and 2016.

Goodwill (Radio Market	September 30,	September 30,
Reporting Units)	2017 (a)	2016 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(5.9)% – 30.0%	0.6%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%	1.0%
Mature Market Share Range	9.0% – 14.8%	9.5%
Operating Profit Margin Range	26.6% – 52.6%	18.2% – 33.9%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the second and third quarters of 2017, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Reach Media’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the interim assessment at September 30, 2017. As a result of our interim assessment, the Company concluded no impairment for the Reach Media goodwill value had occurred.

September 30,
Reach Media Segment Goodwill	2017

Pre-tax impairment charge (in millions)	$—

Discount Rate	10.5%
Year 1 Revenue Growth Rate	(11.3)%
Long-term Revenue Growth Rate	1.0%
Operating Profit Margin Range	13.5% – 15.9%

We did not identify any impairment indicators at any of our other reportable segments.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Additions	47	—	4,979	—	5,026
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Net goodwill at September 30, 2017	$70,474	$14,354	$13,438	$165,044	$263,310

The increase to the radio broadcasting and digital segment reporting units’ goodwill carrying values for the nine months ended September 30, 2017, relate to current period acquisitions. See Note 2– Acquisitions and Dispositions.

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)

2017 Credit Facility	$348,250	$—
2015 Credit Facility	—	344,750
9.25% Senior Subordinated Notes due February 2020	295,000	315,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	1,005,122	1,021,622
Less: current portion of long-term debt	(3,500)	(3,500)
Less: original issue discount and issuance costs	(14,317)	(15,386)
Long-term debt, net	$987,305	$1,002,736

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.24% for 2017.

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

The net proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing senior secured credit facility and the agreement governing such credit facility (the “2015 Credit Facility”) was terminated on April 18, 2017. The Company recorded a loss on retirement of debt of approximately $7.1 million for nine months ended September 30, 2017. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions.

During the three and nine month period ended September 30, 2017, the Company repaid $875,000 and approximately $1.8 million, respectively, under the 2017 Credit Facility.

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

As of September 30, 2017, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of September 30, 2017, the Company had outstanding approximately $348.3 million on its 2017 Credit Facility. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended September 30, 2017 and 2016, was $718,000 and approximately $1.3 million, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the nine months ended September 30, 2017 and 2016, was approximately $2.9 million and $3.9 million, respectively.

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

The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.32% for 2017 and 5.14% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December beginning on September 30, 2015. During the nine month period ended September 30, 2017, the Company repaid $875,000 under the 2015 Credit Facility. During the three and nine months ended September 30, 2016, the Company repaid $875,000 and approximately $2.6 million, respectively, under the 2015 Credit Facility.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2017, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment was approximately $13.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended September 30, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 96% of par. The Company recorded a gain on retirement of debt of $690,000 for the quarter ended September 30, 2017. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of September 30, 2017, and December 31, 2016, the Company had approximately $295.0 million and $315.0 million, respectively, of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of September 30, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, 2020 Notes and the Company’s obligations under the 2017 Credit Facility.

The 2022 Notes are the Company’s senior secured obligations and rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s 2020 Notes.  The 2022 Notes and related guarantees are equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 2022 Notes, including any additional notes issued under the Indenture, but are effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 2022 Notes. Collateral includes substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor. Finally, the Company also has the Comcast Note which is a general but senior unsecured obligation of the Company.

Future scheduled minimum principal payments of debt as of September 30, 2017, are as follows:

	Comcast Note due April 2019	2017 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
July – December 2017	$—	$875	$—	$—	$875
2018	—	3,500	—	—	3,500
2019	11,872	3,500	—	—	15,372
2020	—	3,500	295,000	—	298,500
2021	—	3,500	—	—	3,500
2022 and thereafter	—	333,375	—	350,000	683,375
Total Debt	$11,872	$348,250	$295,000	$350,000	$1,005,122

5.	INCOME TAXES:

The Company began using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes at the beginning of 2017. The Company recorded a benefit from income taxes of approximately $6.0 million on a pre-tax loss from continuing operations of approximately $13.9 million and $15.1 million for the three and nine months ended September 30, 2017, which results in a tax rate of approximately 43.6% and 39.4%, respectively. The Company previously calculated the interim provision for income taxes using a discrete method because it best represented the estimated effective rate at that time. However, the circumstance and exceptions for using a discrete tax provision no longer apply and thus we are estimating the annual effective tax rate in accordance with ASC 740-270, “Interim Reporting.”

As of September 30, 2017, the Company continues to maintain a full valuation allowance on its deferred tax assets for substantially all entities and jurisdictions. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2017, the Company does not believe it is more likely than not that the deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of the deferred tax assets.

6.	STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of September 30, 2017, the Company had approximately $3.6 million remaining under its most recent and open authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended September 30, 2017, the Company did not repurchase any Class A common stock and repurchased 672,366 shares of Class D common stock in the amount of approximately $1.3 million at an average price of $1.92 per share. During the nine months ended September 30, 2017, the Company did not repurchase any Class A common stock and repurchased 1,726,656 shares of Class D common stock in the amount of approximately $3.4 million at an average price of $1.96 per share. During the three months ended September 30, 2016, the Company did not repurchase any Class A common stock and repurchased 619,418 shares of Class D common stock in the amount of approximately $1.9 million at an average price of $3.01 per share. During the nine months ended September 30, 2016, the Company did not repurchase any Class A common stock and repurchased 1,255,592 shares of Class D common stock in the amount of approximately $3.0 million at an average price of $2.40 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended September 30, 2017, the Company executed a Stock Vest Tax Repurchase of 35,370 shares of Class D Common Stock in the amount of $67,000 at an average price of $1.90 per share. During the three months ended September 30, 2016, the Company did not execute a Stock Vest Tax Repurchase. During the nine months ended September 30, 2017, the Company executed a Stock Vest Tax Repurchase of 360,172 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $2.80 per share. During the nine months ended September 30, 2016, the Company executed a Stock Vest Tax Repurchase of 330,111 shares of Class D Common Stock in the amount of $568,000 at an average price of $1.72 per share.

Stock Option and Restricted Stock Grant Plan

Our stock option and restricted stock plan currently in effect was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009 (“the 2009 Stock Plan”).  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year.   Most recently, on April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares.  As of September 30, 2017, 4,592,124 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

On August 7, 2017, the Compensation Committee awarded Catherine Hughes, Chairperson, 449,630 restricted shares of the Company’s Class D common stock, and stock options to purchase 199,836 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and will vest on January 5, 2018.

On August 7, 2017, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 749,383 restricted shares of the Company’s Class D common stock, and stock options to purchase 333,059 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and will vest on January 5, 2018.

On August 7, 2017, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 256,579 restricted shares of the Company’s Class D common stock, and stock options to purchase 114,035 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and will vest on January 5, 2018.

On August 7, 2017, the Compensation Committee awarded David Kantor, Chief Executive Officer, Radio Division, 50,000 restricted shares of the Company’s Class D common stock, and stock options to purchase 50,000 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and will vest in approximately equal 1/3 tranches on each of January 5, 2018, January 5, 2019, and January 5, 2020.

Also on August 7, 2017, the Compensation Committee awarded 575,262 shares of restricted stock and 470,000 stock options to certain employees pursuant to the Company’s long-term incentive plan (“LTIP”). The grants were effective August 7, 2017. 470,000 shares of restricted stock and 470,000 stock options will vest in three installments, with the first installment of 33% vesting on January 5, 2018, and the second installment vesting on January 5, 2019, and the remaining installment vesting on January 5, 2020. 105,262 shares of restricted stock vested on August 7, 2017. Pursuant to the terms of the Amended and Restated 2009 Stock Plan, and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

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

Stock-based compensation expense for the three months ended September 30, 2017 and 2016, was approximately $1.7 million and $782,000, respectively, and for the nine months ended September 30, 2017 and 2016, was approximately $1.9 million and $2.3 million, respectively.

The Company granted 1,166,930 stock options during the nine months ended September 30, 2017. The Company did not grant stock options during the nine months ended September 30, 2016.

Transactions and other information relating to stock options for the nine months ended September 30, 2017, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,700,000	$2.03	4.21	$3,675,000
Grants	1,167,000	$1.90
Exercised	—	$—
Forfeited/cancelled/expired	100,000	$7.50
Balance as of September 30, 2017	4,767,000	$1.89	5.12	$588,090
Vested and expected to vest at September 30, 2017	4,628,000	$1.88	4.99	$588,090
Unvested at September 30, 2017	1,367,000	$1.92	9.59	$—
Exercisable at September 30, 2017	3,400,000	$1.87	3.32	$588,090

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2017, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2017. This amount changes based on the fair market value of the Company’s stock. There were no options exercised and no options vested during the three and nine months ended September 30, 2017. There were no options exercised and no options that vested during the three and nine months ended September 30, 2016.

As of September 30, 2017, approximately $1.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 13 months. The weighted-average fair value per share of shares underlying stock options was $1.31 at September 30, 2017.

The Company granted 2,080,854 shares and 2,173,878 shares of restricted stock during the three and nine months ended September 30, 2017, respectively. Each of the four non-executive directors received 23,256 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2017. The Company did not grant shares of restricted stock during the three months ended September 30, 2016, and granted 157,728 shares of restricted stock during the nine months ended September 30, 2016. Each of the four non-executive directors received 18,182 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2016. All of the restricted stock grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2017, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2016	358,000	$2.31
Grants	2,173,000	$1.91
Vested	(205,000)	$2.21
Forfeited/cancelled/expired	—	$—
Unvested at September 30, 2017	2,326,000	$1.95

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2017, approximately $3.3 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 1.24 years.

7.	SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure. Effective January 1, 2017, the Company changed its reportable segment disclosures. Along with the results of Interactive One, all digital components from our reportable segments are a part of a newly formed reportable segment called “Digital”. This new reportable segment better reflects the manner in which we manage our business and better reflects our operational structure. Segment data for the three and nine months ended September 30, 2016, has been reclassified to conform to the current period presentation. These reclassifications occurred among all segments.

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

Detailed segment data for the three and nine months ended September 30, 2017 and 2016, is presented in the following tables:

	Three Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$45,184	$45,524
Reach Media	10,491	12,153
Digital	8,107	6,417
Cable Television	48,374	46,811
Corporate/Eliminations*	(78)	(49)
Consolidated	$112,078	$110,856

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$27,887	$25,541
Reach Media	10,018	10,061
Digital	8,178	6,593
Cable Television	29,029	28,510
Corporate/Eliminations	8,239	7,149
Consolidated	$83,351	$77,854

Depreciation and Amortization:
Radio Broadcasting	$923	$1,035
Reach Media	52	59
Digital	812	417
Cable Television	6,567	6,559
Corporate/Eliminations	450	399
Consolidated	$8,804	$8,469

Impairment of long-lived assets:
Radio Broadcasting	$16,392	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$16,392	$—

Operating income (loss):
Radio Broadcasting	$(18)	$18,948
Reach Media	421	2,033
Digital	(883)	(593)
Cable Television	12,778	11,742
Corporate/Eliminations	(8,767)	(7,597)
Consolidated	$3,531	$24,533

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(78)	$(49)

Capital expenditures by segment are as follows:

Radio Broadcasting	$425	$740
Reach Media	34	110
Digital	302	253
Cable Television	31	172
Corporate/Eliminations/Other	172	369
Consolidated	$964	$1,644

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
		(As reclassified)
Net Revenue:
Radio Broadcasting	$133,082	$138,971
Reach Media	35,682	41,055
Digital	20,353	18,963
Cable Television	142,298	143,837
Corporate/Eliminations	(410)	(163)
Consolidated	$331,005	$342,663

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$83,381	$82,123
Reach Media	33,792	34,769
Digital	23,040	19,077
Cable Television	82,334	85,616
Corporate/Eliminations	21,670	24,295
Consolidated	$244,217	$245,880

Depreciation and Amortization:
Radio Broadcasting	$2,819	$3,256
Reach Media	158	148
Digital	1,616	1,299
Cable Television	19,696	19,664
Corporate/Eliminations	1,259	1,356
Consolidated	$25,548	$25,723

Impairment of long-lived assets:
Radio Broadcasting	$29,148	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$29,148	$—

Operating income (loss):
Radio Broadcasting	$17,734	$53,592
Reach Media	1,732	6,138
Digital	(4,303)	(1,413)
Cable Television	40,268	38,557
Corporate/Eliminations	(23,339)	(25,814)
Consolidated	$32,092	$71,060

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(410)	$(163)

Capital expenditures by segment are as follows:

Radio Broadcasting	$2,095	$2,574
Reach Media	102	332
Digital	847	969
Cable Television	234	313
Corporate/Eliminations/Other	1,434	790
Consolidated	$4,712	$4,978

	September 30, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$751,722	$781,450
Reach Media	42,796	37,192
Digital	24,353	17,749
Cable Television	429,162	446,880
Corporate/Eliminations/Other	77,583	75,515
Consolidated	$1,325,616	$1,358,786

8.	COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”). Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021. Negotiations continue with respect to BMI and all broadcasters that have authorized the RMLC to act on their behalf in negotiations with BMI can continue to play BMI compositions after December 31, 2016.  The RMLC and BMI have agreed that, while they continue to negotiate or pursue a litigated resolution of license fees for the period effective January 1, 2017, broadcasters represented by the RMLC will pay BMI interim fees at the same rates that applied under the most recent BMI - radio industry license that expired on December 31, 2016.   In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.7 million and $1.0 million during the three month periods ended September 30, 2017 and 2016, respectively, and incurred expenses of approximately $6.9 million and $6.1 million during the nine month periods September 30, 2017 and 2016, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  GMR has agreed to offer all commercial broadcasters, the opportunity to extend their existing interim licenses until March 31, 2018.  GMR will offer these interim license extensions on the same terms as each broadcaster’s existing interim license, except for the new end date.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2017, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. Management, at this time, cannot reasonably determine the period when and if, the put right will be exercised by the noncontrolling interest shareholders.

9.	SUBSEQUENT EVENTS:

Since October 1, 2017, and through October 30, 2017, the Company repurchased 271,009 shares of Class D common stock in the amount of $526,000 at an average price of $1.94 per share. Giving effect to the October repurchases, the Company has approximately $3.1 million remaining under our most recent and open authorization.

As noted in our current report on Form 8-K filed October 5, 2017, on October 2, 2017, Karen Wishart began employment with the Company as an Executive Vice President.  Ms. Wishart will take the place of Linda Vilardo as Chief Administrative Officer effective after Ms. Vilardo's last day of employment on December 31, 2017.  During the interim, Ms. Vilardo and Ms. Wishart will work together to transition Ms. Vilardo's duties to Ms. Wishart in an effective manner.  Effective January 1, 2018, Ms. Wishart will become a named executive officer of the Company for reporting purposes. Ms. Wishart is employed as an Executive Vice President and, effective January 1, 2018, as Chief Administrative Officer of the Company and as a Vice President of each of the Company's subsidiaries.   Ms. Wishart is entitled to a base salary payable at the annualized rate of $425,000 per year and, effective for the calendar year beginning January 1, 2018, is eligible for a bonus of $150,000, approximately 38% of which will be paid on a personal performance basis, another approximately 38% of which will be paid based on the Company's performance, with the remaining balance paid in accordance with certain cost savings targets in Ms. Wishart's areas of responsibility.  Ms. Wishart is entitled to participate in all employee benefit programs generally offered to the Company's employees and also receives standard retirement, welfare and fringe benefits.  Ms. Wishart will also receive an equity grant of 37,500 shares of the Company's Class D common stock as well as a grant of options to purchase 37,500 shares of the Company's Class D common stock.  The grants will vest in equal increments on each of October 2, 2018, October 2, 2019 and October 2, 2020.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016

Radio broadcasting segment	40.3%	41.1%	40.2%	40.6%

Reach Media segment	9.4%	11.0%	10.8%	12.0%

Digital segment	7.2%	5.8%	6.1%	5.5%

Cable television segment	43.2%	42.2%	43.0%	42.0%

Corporate/eliminations	(0.1)%	(0.1)%	(0.1)%	(0.1)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016

Percentage of core radio business generated from local advertising	60.3%	61.7%	60.2%	60.8%

Percentage of core radio business generated from national advertising, including network advertising	35.2%	35.3%	35.3%	35.0%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$50,881	$52,475	$(1,594)	(3.0)%
Political Advertising	243	477	(234)	(49.1)
Digital Advertising	8,107	6,417	1,690	26.3
Cable Television Advertising	20,791	20,831	(40)	(0.2)
Cable Television Affiliate Fees	26,558	25,822	736	2.9
Event Revenues & Other	5,498	4,834	664	13.7
Net Revenue (as reported)	$112,078	$110,856	$1,222	1.1%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$149,086	$159,109	$(10,023)	(6.3)%
Political Advertising	1,217	2,855	(1,638)	(57.4)
Digital Advertising	20,353	18,963	1,390	7.3
Cable Television Advertising	60,920	62,954	(2,034)	(3.2)
Cable Television Affiliate Fees	80,021	80,635	(614)	(0.8)
Event Revenues & Other	19,408	18,147	1,261	6.9
Net Revenue (as reported)	$331,005	$342,663	$(11,658)	(3.4)%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except margin data)
	(Unaudited)

Net revenue	$112,078	$110,856	$331,005	$342,663
Broadcast and digital operating income	40,661	42,957	117,380	131,527
Broadcast and digital operating income margin	36.3%	38.8%	35.5%	38.4%
Consolidated net (loss) income attributable to common stockholders	$(7,886)	$(423)	$(9,397)	$2,944

The reconciliation of net (loss) income to broadcast and digital operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, unaudited)

Consolidated net (loss) income attributable to common stockholders	$(7,886)	$(423)	$(9,397)	$2,944
Add back non-broadcast and digital operating income items included in consolidated net (loss) income:
Interest income	(12)	(51)	(160)	(174)
Interest expense	19,938	20,319	60,147	61,488
(Benefit from) provision for income taxes	(6,037)	4,307	(5,967)	8,265
Corporate selling, general and administrative, excluding stock-based compensation	10,279	9,173	28,646	32,425
Stock-based compensation	1,655	782	1,946	2,319
(Gain) loss on retirement of debt	(690)	—	6,393	(2,646)
Gain on sale-leaseback	—	—	(14,411)	—
Other income, net	(1,850)	(22)	(4,745)	(76)
Depreciation and amortization	8,804	8,469	25,548	25,723
Impairment of long-lived assets	16,392	—	29,148	—
Noncontrolling interests in income of subsidiaries	68	403	232	1,259
Broadcast and digital operating income	$40,661	$42,957	$117,380	$131,527

The reconciliation of net (loss) income to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net (loss) income attributable to common stockholders, as reported	$(7,886)	$(423)	$(9,397)	$2,944
Add back non-broadcast and digital operating income items included in consolidated net (loss) income:
Interest income	(12)	(51)	(160)	(174)
Interest expense	19,938	20,319	60,147	61,488
(Benefit from) provision for income taxes	(6,037)	4,307	(5,967)	8,265
Depreciation and amortization	8,804	8,469	25,548	25,723
EBITDA	$14,807	$32,621	$70,171	$98,246
Stock-based compensation	1,655	782	1,946	2,319
(Gain) loss on retirement of debt	(690)	—	6,393	(2,646)
Gain on sale-leaseback	—	—	(14,411)	—
Other income, net	(1,850)	(22)	(4,745)	(76)
Noncontrolling interests in income of subsidiaries	68	403	232	1,259
Employment Agreement Award and incentive plan award expenses	1,391	1,027	3,875	5,802
Severance-related costs	651	72	1,254	645
Impairment of long-lived assets	16,392	—	29,148	—
Cost method investment income	1,530	—	4,490	—
Adjusted EBITDA	$33,954	$34,883	$98,353	$105,549

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 (In thousands)

	Three Months Ended September 30,
	2017	2016	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$112,078	$110,856	$1,222	1.1%
Operating expenses:
Programming and technical, excluding stock-based compensation	34,892	32,093	2,799	8.7
Selling, general and administrative, excluding stock-based compensation	36,525	35,806	719	2.0
Corporate selling, general and administrative, excluding stock-based compensation	10,279	9,173	1,106	12.1
Stock-based compensation	1,655	782	873	111.6
Depreciation and amortization	8,804	8,469	335	4.0
Impairment of long-lived assets	16,392	—	16,392	100.0
Total operating expenses	108,547	86,323	22,224	25.7
Operating income	3,531	24,533	(21,002)	(85.6)
Interest income	12	51	(39)	(76.5)
Interest expense	19,938	20,319	(381)	(1.9)
Gain on retirement of debt	(690)	—	690	100.0
Other income, net	(1,850)	(22)	1,828	8,309.1
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(13,855)	4,287	(18,142)	(423.2)
(Benefit from) provision for income taxes	(6,037)	4,307	10,344	240.2
Consolidated net loss	(7,818)	(20)	(7,798)	(38,990.0)
Net income attributable to noncontrolling interests	68	403	(335)	(83.1)
Net loss attributable to common stockholders	$(7,886)	$(423)	$(7,463)	(1,764.3)%

 Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$112,078	$110,856	$1,222	1.1%

During the three months ended September 30, 2017, we recognized approximately $112.1 million in net revenue compared to approximately $110.9 million during the same period in 2016. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment decreased 0.7% compared to the same period in 2016. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 1.4% in total revenues. We experienced net revenue growth most significantly in our Atlanta, Cleveland, Detroit, Indianapolis and Richmond markets with revenue declines most significantly in our Columbus, Dallas, and Raleigh markets. We recognized approximately $48.4 million of revenue from our cable television segment during the three months ended September 30, 2017, compared to approximately $46.8 million for the same period in 2016, with the increase primarily from revenue from certain international licensing contracts of approximately $1.0 million and an increase in affiliate fees. Net revenue from our Reach Media segment decreased approximately $1.7 million for the quarter ended September 30, 2017, compared to the same period in 2016 due primarily to weaker demand. Finally, net revenues for our digital segment increased approximately $1.7 million for the three months ended September 30, 2017, compared to the same period in 2016, primarily from performance from our new digital acquisition.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$34,892	$32,093	$2,799	8.7%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Approximately $8.9 million of our consolidated programming and technical operating expenses were incurred by our radio broadcasting segment for the three months ended September 30, 2017, versus approximately $7.3 million for the same period in 2016. The increase relates primarily to a true-up of music licensing costs recorded in the prior period. Our digital segment generated an increase in programming and technical expenses of approximately $1.1 million for the quarter due to our new digital acquisition and our increased investment in video content, primarily related to increased headcount contributing to higher payroll costs.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$36,525	$35,806	$719	2.0%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expense for the three months ended September 30, 2017, compared to the same period in 2016, is primarily driven by higher expenses at our radio broadcasting and digital segments, partially offset by lower expenses at our Reach Media segment.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$10,279	$9,173	$1,106	12.1%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was an increase in corporate expenses due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement. In addition, there was also an increase of corporate selling, general and administrative expenses at the Reach Media segment due primarily to a true-up of certain incentive-based payroll costs recorded in the prior period.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$1,655	$782	$873	111.6%

The increase in stock-based compensation for the three months ended September 30, 2017, compared to the same period in 2016 is primarily due to the vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$8,804	$8,469	$335	4.0%

The increase in depreciation and amortization expense for the three months ended September 30, 2017, was primarily due to amortization of newly-acquired intangible assets.

Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$16,392	$—	$16,392	100.0%

The impairment of long-lived assets for the three months ended September 30, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Columbus and Houston radio broadcasting licenses.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$19,938	$20,319	$(381)	(1.9)%

Interest expense decreased to approximately $19.9 million for the three months ended September 30, 2017, compared to approximately $20.3 million for the same period in 2016, due to lower overall debt balances outstanding. As previously announced, on April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 Credit Facility and the agreement governing such credit facility was terminated on April 18, 2017.

Gain on retirement of debt

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$(690)	$—	$690	100.0%

The gain on retirement of debt of $690,000 for the three months ended September 30, 2017, was due to the redemption of approximately $20 million of our 2020 Notes at a discount.

Other income, net

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$(1,850)	$(22)	$1,828	8,309.1%

Other income, net increased to approximately $1.9 million for the three months ended September 30, 2017, compared to $22,000 for the same period in 2016. The primary driver of the increase in other income was from our investment in MGM.

(Benefit from) provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$(6,037)	$4,307	$10,344	240.2%

The Company began using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the (benefit from) provision for income taxes at the beginning of 2017. For the three months ended September 30, 2017, we recorded a benefit from income taxes of approximately $6.0 million on a pre-tax loss from continuing operations of approximately $13.9 million. The provision for income taxes for the three months ended September 30, 2016 of approximately $4.3 million was primarily attributable to the deferred tax liability for indefinite-lived intangible assets, based on a discrete tax provision.

Noncontrolling interests in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2017	2016
$68	$403	$(335)	(83.1)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to lower net income recognized by Reach Media during the three months ended September 30, 2017, versus the same period in 2016.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $40.7 million for the three months ended September 30, 2017, compared to approximately $43.0 million for the comparable period in 2016, a decrease of approximately $2.3 million or 5.3%. The decrease was primarily due to lower broadcast and digital operating income at our Radio Broadcasting and Reach Media segments, partially offset by higher broadcast and digital operating income at our cable television segment. Our radio broadcasting segment generated approximately $17.4 million of broadcast and digital operating income during the quarter ended September 30, 2017, compared to approximately $20.0 million during the quarter ended September 30, 2016, a decrease of approximately $2.6 million, primarily due to higher programming and technical expenses. Reach Media generated approximately $1.4 million of broadcast and digital operating income during the quarter ended September 30, 2017, compared to approximately $2.5 million during the quarter ended September 30, 2016. The decrease in Reach Media’s broadcast and digital operating income is primarily due to weaker advertising demand. Finally, TV One generated approximately $21.9 million of broadcast and digital operating income during the quarter ended September 30, 2017, compared to approximately $20.6 million during the quarter ended September 30, 2016, with the increase due to higher net revenues.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 36.3% for the three months ended September 30, 2017, from 38.8% for the comparable period in 2016. The margin decrease was primarily attributable to lower broadcast and digital operating income as noted above.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 (In thousands)

	Nine Months Ended September 30,
	2017	2016	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$331,005	$342,663	$(11,658)	(3.4)%
Operating expenses:
Programming and technical, excluding stock-based compensation	99,798	96,789	3,009	3.1
Selling, general and administrative, excluding stock-based compensation	113,827	114,347	(520)	(0.5)
Corporate selling, general and administrative, excluding stock-based compensation	28,646	32,425	(3,779)	(11.7)
Stock-based compensation	1,946	2,319	(373)	(16.1)
Depreciation and amortization	25,548	25,723	(175)	(0.7)
Impairment of long-lived assets	29,148	—	29,148	100.0
Total operating expenses	298,913	271,603	27,310	10.1
Operating income	32,092	71,060	(38,968)	(54.8)
Interest income	160	174	(14)	(8.0)
Interest expense	60,147	61,488	(1,341)	(2.2)
Loss (gain) on retirement of debt	6,393	(2,646)	(9,039)	(341.6)
Gain on sale-leaseback	(14,411)	—	14,411	100.0
Other income, net	(4,745)	(76)	4,669	6,143.4
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(15,132)	12,468	(27,600)	(221.4)
(Benefit from) provision for income taxes	(5,967)	8,265	14,232	172.2
Consolidated net (loss) income	(9,165)	4,203	(13,368)	(318.1)
Net income attributable to noncontrolling interests	232	1,259	(1,027)	(81.6)
Net (loss) income attributable to common stockholders	$(9,397)	$2,944	$(12,341)	(419.2)%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$331,005	$342,663	$(11,658)	(3.4)%

During the nine months ended September 30, 2017, we recognized approximately $331.0 million in net revenue compared to approximately $342.7 million during the same period in 2016. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the nine months ended September 30, 2017, decreased 4.2% from the same period in 2016. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 1.7% in total revenues. We experienced net revenue declines most significantly in our Cincinnati, Columbus, Dallas, Detroit, Houston and Philadelphia markets. Reach Media’s net revenues decreased 13.1% for the nine months ended September 30, 2017, compared to the same period in 2016, due primarily to weaker advertising demand. We recognized approximately $142.3 million and $143.8 million of revenue from our cable television segment during the nine months ended September 30, 2017, and 2016, respectively, due primarily to lower advertising and affiliate sales, partially offset by an increase in revenue from certain international licensing contracts. Net revenue for our digital segment increased approximately $1.4 million for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to performance from our new digital acquisition.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$99,798	$96,789	$3,009	3.1%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Our digital segment generated an increase in programming and technical expenses of approximately $2.8 million for the quarter due to our new digital acquisition and our increased investment in video content, primarily related to increased headcount contributing to higher payroll costs.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$113,827	$114,347	$(520)	(0.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expense for the nine months ended September 30, 2017, compared to the same period in 2016, is primarily driven by lower expenses at our Reach Media and cable television segments, partially offset by an increase in our radio broadcasting and digital segments.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$28,646	$32,425	$(3,779)	(11.7)%

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

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$1,946	$2,319	$(373)	(16.1)%

The decrease in stock-based compensation for the nine months ended September 30, 2017, compared to the same period in 2016, is primarily due to the vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$25,548	$25,723	$(175)	(0.7)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2017, was due to the completion of useful lives for certain assets.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$29,148	$—	$29,148	100.0%

The impairment of long-lived assets for the nine months ended September 30, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Columbus and Houston radio broadcasting licenses.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$60,147	$61,488	$(1,341)	(2.2)%

Interest expense decreased to approximately $60.1 million for the nine months ended September 30, 2017, compared to approximately $61.5 million for the same period in 2016, due to lower overall debt balances outstanding. As previously announced, on April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 Credit Facility and the agreement governing such credit facility was terminated on April 18, 2017.

Loss (gain) on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$6,393	$(2,646)	$(9,039)	(341.6)%

There was a loss on retirement of debt of approximately $7.1 million for the nine months ended September 30, 2017, due to the retirement of the 2015 Credit Facility during the second quarter of 2017. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions. This loss was partially offset by a gain on retirement of debt of $690,000 for the nine months ended September 30, 2017, due to the redemption of approximately $20 million of our 2020 Notes at a discount. The gain on retirement of debt for the nine months ended September 30, 2016, was due to the redemption of approximately $20 million of our 2020 Notes at a discount.

Gain on sale-leaseback

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$(14,411)	$—	$14,411	100.0%

The gain on sale-leaseback for the nine months ended September 30, 2017, was due to the Company closing on its previously announced sale of certain land, towers and equipment to a third party. The Company is leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter, and approximately $8.1 million which was deferred and is being recognized into income over the lease term of ten years.

Other income, net

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$(4,745)	$(76)	$4,669	6,143.4%

Other income, net increased to approximately $4.7 million for the nine months ended September 30, 2017, compared to $76,000 for the same period in 2016. The primary driver of the increase in other income was from our investment in MGM.

(Benefit from) provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$(5,967)	$8,265	$14,232	172.2%

The Company began using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the (benefit from) provision for income taxes at the beginning of 2017. For the nine months ended September 30, 2017, we recorded a benefit from income taxes of approximately $6.0 million on a pre-tax loss from continuing operations of approximately $15.1 million. The tax benefit is primarily related to the impact on the estimated annual effective tax rate from impairments on indefinite-lived intangible assets and discrete tax adjustments related to 2016 provision-to-return adjustments of approximately $2.3 million. The provision for income taxes for the nine months ended September 30, 2016, of approximately $8.3 million was primarily attributable to the deferred tax liability for indefinite-lived intangible assets, based on a discrete tax provision.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2017	2016
$232	$1,259	$(1,027)	(81.6)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to lower net income recognized by Reach Media during the nine months ended September 30, 2017, versus the same period in 2016.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $117.4 million for the nine months ended September 30, 2017, compared to approximately $131.5 million for the comparable period in 2016, a decrease of $14.1 million or 10.8%. This decrease was due to lower broadcast and digital operating income at each of our segments. Our radio broadcasting segment generated approximately $50.0 million of broadcast and digital operating income during the nine months ended September 30, 2017, compared to approximately $57.0 million during the nine months ended September 30, 2016, a decrease of approximately $7.1 million, primarily due to revenue declines and an increase in programming and technical expenses. Reach Media generated approximately $4.5 million of broadcast and digital operating income during the nine months ended September 30, 2017, compared to approximately $8.8 million during the nine months ended September 30, 2016. The decrease in Reach Media’s broadcast and digital operating income is primarily due to weaker advertising demand. Our digital segment generated approximately $2.7 million of broadcast and digital operating loss during the nine months ended September 30, 2017, compared to broadcast and digital operating loss of $133,000 during the nine months ended September 30, 2016. The increase in our digital segment’s broadcast and digital operating loss is primarily due to our increased investment in video. Finally, TV One generated approximately $65.7 million of broadcast and digital operating income during the nine months ended September 30, 2017, compared to approximately $65.8 million during the nine months ended September 30, 2016, with the decrease due primarily to lower advertising and affiliate sales.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 35.5% for the nine months ended September 30, 2017, compared to 38.4% for the comparable period in 2016. The margin decrease was primarily attributable to lower broadcast and digital operating income as noted above.

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.24% for 2017.

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

The net proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing senior secured credit facility and the agreement governing such credit facility (the “2015 Credit Facility”) was terminated on April 18, 2017. The Company recorded a loss on retirement of debt of approximately $7.1 million for nine months ended September 30, 2017. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions.

During the three and nine month period ended September 30, 2017, the Company repaid $875,000 and approximately $1.8 million, respectively, under the 2017 Credit Facility.

The 2017 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2017, and the last day of each fiscal quarter thereafter.

(b)	maintaining a senior leverage ratio of no greater than:
▪	5.85 to 1.00 on June 30, 2017, and the last day of each fiscal quarter thereafter.

(c)	limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of September 30, 2017, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of September 30, 2017		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.70	x	1.25	x	0.45	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	5.23	x	5.85	x	0.62	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of September 30, 2017, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of September 30, 2017, the Company had outstanding approximately $348.3 million on its 2017 Credit Facility. The original issue discount was being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended September 30, 2017 and 2016, was $718,000 and approximately $1.3 million, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the nine months ended September 30, 2017 and 2016, was approximately $2.9 million and $3.9 million, respectively.

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

The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.32% for 2017 and 5.14% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term loan were payable on the last day of each March, June, September and December beginning on September 30, 2015. During the nine month period ended September 30, 2017, the Company repaid $875,000 under the 2015 Credit Facility. During the three and nine months ended September 30, 2016, the Company repaid $875,000 and approximately $2.6 million, respectively, under the 2015 Credit Facility.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2017, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of a portion of the 2020 Notes (as described below), the semiannual interest payment was approximately $13.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended September 30, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 96% of par. The Company recorded a gain on retirement of debt of $690,000 for the quarter ended September 30, 2017. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of September 30, 2017, and December 31, 2016, the Company had approximately $295.0 million and $315.0 million, respectively, of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of September 30, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, 2020 Notes and the Company’s obligations under the 2017 Credit Facility.

The 2022 Notes are the Company’s senior secured obligations and rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s 2020 Notes.  The 2022 Notes and related guarantees are equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 2022 Notes, including any additional notes issued under the Indenture, but are effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 2022 Notes. Collateral includes substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor. Finally, the Company also has the Comcast Note which is a general but senior unsecured obligation of the Company.

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2017:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount and issuance costs (at variable rates)(1)	$339.9	5.34%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	293.4	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	345.6	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2017 and 2016, respectively:

	2017	2016
	(In thousands)

Net cash flows provided by operating activities	$19,774	$34,623
Net cash flows provided by (used in) investing activities	$15,517	$(6,021)
Net cash flows used in financing activities	$(29,125)	$(23,804)

Net cash flows provided by operating activities were approximately $19.8 million and $34.6 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash flow from operating activities for the nine months ended September 30, 2017, decreased from the prior year primarily due to timing of collections of accounts receivable and payments of accrued compensation.

Net cash flows provided by investing activities were approximately $15.5 million for the nine months ended September 30, 2017 and net cash flows used in investing activities were approximately $6.0 million for the nine months ended September 30, 2016. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $4.5 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, the Company paid approximately $2.0 million to complete the acquisition of our new Richmond and Washington DC stations and during the nine months ended September 30, 2017, the Company paid approximately $5.0 million to complete the acquisition of certain digital assets from Moguldom. During the nine months ended September 30, 2017, the Company received proceeds of approximately $2.0 million to complete the sale of its Detroit WCHB-AM station. During the nine months ended September 30, 2017, the Company received proceeds of approximately $25.0 million to complete its sale of certain land, towers and equipment as part of a sale-leaseback transaction. During the nine months ended September 30, 2016, the Company paid approximately $2.0 million to complete the acquisition of our new Columbus stations.

Net cash flows used in financing activities were approximately $29.1 million and $23.8 million for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, the Company repaid approximately $346.5 million and $2.6 million, respectively, in outstanding debt. During the nine months ended September 30, 2017 and 2016, respectively, the Company repurchased approximately $19.4 million and $17.2 million of our 2020 Notes. During the nine months ended September 30, 2017, we borrowed approximately $350.0 million in new 2017 Credit Facility. During the nine months ended September 30, 2017 and September 30, 2016, we capitalized approximately $8.9 million and $421,000, respectively, of costs associated with our indebtedness. The amounts capitalized in 2017 relate to our new 2017 Credit Facility and the amounts capitalized in 2016 relate to costs associated with our line of credit arrangement. During the nine months ended September 30, 2017 and 2016, respectively, we repurchased approximately $4.4 million and $3.6 million of our Class D Common Stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2016, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2016.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2017, we had approximately $614.5 million in broadcast licenses and $263.3 million in goodwill, which totaled $877.8 million, and represented approximately 66.2% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. The Company recorded an impairment charge of approximately $16.4 million and $29.1 million, respectively, for the three and nine months ended September 30, 2017, related to its Columbus and Houston radio broadcasting licenses. We did not record any impairment charges for the three and nine months ended September 30, 2016.

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

Valuation of Broadcasting Licenses

During the second and third quarters of 2017 and during the second and third quarters of 2016, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2017 and 2016, and June 30, 2017 and 2016. During the three months ended September 30, 2017, the Company recorded an impairment charge of approximately $16.4 million related to our Columbus and Houston radio broadcasting licenses. During the nine months ended September 30, 2017, the Company recorded an impairment charge of approximately $29.1 million related to our Columbus and Houston radio broadcasting licenses. There was no impairment identified as part of the testing performed during the quarters ended September 30, 2016 or June 30, 2016, respectively. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended September 30, 2017 and 2016, respectively.

Radio Broadcasting	September 30,	September 30,
Licenses	2017 (a)	2016 (a)

Pre-tax impairment charge (in millions)	$16.4	$—

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(5.0)% – 2.0%	0.3% – 0.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.0%
Mature Market Share Range	6.9% – 25.8%	8.9% – 14.2%
Operating Profit Margin Range	31.0% – 47.0%	31.3% – 34.1%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second and third quarters of 2017, and during the third quarter of 2016, we identified an impairment indicator at certain of our radio markets, and as such, we performed an interim analysis for certain radio market goodwill as of September 30, 2017, June 30, 2017, and September 30, 2016. No goodwill impairment was identified during the nine months ended September 30, 2017 or during the nine months ended September 30, 2016. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2017 and 2016.

Goodwill (Radio Market	September 30,	September 30,
Reporting Units)	2017 (a)	2016 (a)

Pre-tax impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(5.9)% – 30.0%	0.6%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%	1.0%
Mature Market Share Range	9.0% – 14.8%	9.5%
Operating Profit Margin Range	26.6% – 52.6%	18.2% – 33.9%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

During the second and third quarters of 2017, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s net revenues and cash flows declined and internal projections were revised downward, which we deemed to be an impairment indicator. The Company reduced its operating cash flow projections and assumptions based on Reach Media’s actual results which did not meet budget. Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the interim assessment at September 30, 2017. As a result of our interim assessment, the Company concluded no impairment for the Reach Media goodwill value had occurred.

September 30,
Reach Media Segment Goodwill	2017

Pre-tax impairment charge (in millions)	$—

Discount Rate	10.5%
Year 1 Revenue Growth Rate	(11.3)%
Long-term Revenue Growth Rate	1.0%
Operating Profit Margin Range	13.5% – 15.9%

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved a deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017, with early adoption permitted, but not prior to the original effective date of annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the Company for annual and interim reporting periods beginning July 1, 2018. The Company is currently evaluating the impact ASU 2016-08 will have on its consolidated financial statements. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting” (“ASU 2016-11”) and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-11 and ASU 2016-12 provide additional clarification and implementation guidance on the previously issued ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”) which affects thirteen narrow aspects of the guidance. The Company is currently evaluating the impact ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 will have on its consolidated financial statements. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The Company will utilize the modified retrospective method. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures. As part of this process the Company has completed the following steps: (1) reviewed and assessed its business operations and identified its major revenue streams; (2) reviewed the related contractual terms for each of these significant revenue streams; and (3) developed an implementation plan to ascertain the required revenue recognition changes applicable to this new standard. The changes necessitated include updating the Company’s accounting policies, determining the impact on financial reporting and disclosure and documenting the impact to internal financial and operation processes and related control environment.  The Company expects to finalize these remaining steps of its implementation plan during the fourth quarter of 2017. The Company plans to adopt the amended accounting guidance as of January 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016-09”), which relates to the accounting for employee share-based payments. This standard provides updated guidance for the accounting for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and the classification on the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. As early adoption is permitted, the Company adopted ASU 2016-09 during the fourth quarter of 2016. Under ASU 2016-09, the Company classifies the excess income tax benefits from stock-based compensation arrangements within income tax expense, rather than recognizing such excess income tax benefits in additional paid-in capital. In addition, when the Company withholds shares to satisfy income tax withholding obligations, the payment is classified as a financing activity on the statement of cash flows. The Company continues to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

 In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for annual periods beginning after December 15, 2018. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce differences in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to add and clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted the provisions of ASU 2016-18 during the fourth quarter of 2016. The adoption of the guidance did not have impact on prior reporting periods.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 is intended to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. This standard will be effective for interim and annual goodwill impairment tests beginning after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. We also have $295.0 million outstanding in our 2020 Notes and we also have $350.0 million outstanding in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including the Society of European Stage Authors and Composers (“SESAC”), American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”). Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021. Negotiations continue with respect to BMI and all broadcasters that have authorized the RMLC to act on their behalf in negotiations with BMI can continue to play BMI compositions after December 31, 2016.  The RMLC and BMI have agreed that, while they continue to negotiate or pursue a litigated resolution of license fees for the period effective January 1, 2017, broadcasters represented by the RMLC will pay BMI interim fees at the same rates that applied under the most recent BMI - radio industry license that expired on December 31, 2016.   In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.7 million and $1.0 million during the three month periods ended September 30, 2017 and 2016, respectively, and incurred expenses of approximately $6.9 million and $6.1 million during the nine month periods September 30, 2017 and 2016, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  GMR has agreed to offer all commercial broadcasters, the opportunity to extend their existing interim licenses until March 31, 2018.  GMR will offer these interim license extensions on the same terms as each broadcaster’s existing interim license, except for the new end date.

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

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. Management, at this time, cannot reasonably determine the period when and if, the put right will be exercised by the noncontrolling interest shareholders and therefore it is not reflected in the contractual obligations schedule below.

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2017:

	Payments Due by Period
Contractual Obligations	Remainder of 2017	2018	2019	2020	2021	2022 and Beyond	Total
	(In thousands)

9.25% Senior Subordinated Notes(1)	$6,822	$27,288	$27,288	$298,032	$–	$–	$359,430
7.375% Senior Subordinated Notes(1)	6,453	25,813	25,813	25,813	25,813	357,529	467,234
Credit facilities(2)	5,652	22,949	23,882	23,882	23,882	355,505	455,752
Other operating contracts / agreements(3)	34,140	47,860	29,409	21,868	19,866	71,751	224,894
Operating lease obligations	3,165	11,595	10,859	10,227	8,816	32,037	76,699
Comcast Note	311	1,243	12,086	–	–	–	13,640
Total	$56,543	$136,748	$129,337	$379,822	$78,377	$816,822	$1,597,649

(1)	Includes interest obligations based on current effective interest rates on senior subordinated notes and secured notes outstanding as of September 30, 2017.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2017.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $158.8 million has not been recorded on the balance sheet as of September 30, 2017, as it does not meet recognition criteria. Approximately $16.4 million relates to certain commitments for content agreements for our cable television segment, approximately $30.8 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2017, the Company had letters of credit totaling $815,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 08, 2017

