Form 10-K
period 2017-12-31
URBAN ONE, INC.
filed 2018-03-16
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☑             Non-accelerated filer  ☐

Smaller reporting company ☑            Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 5, 2018
Class A Common Stock, $.001 par value	1,641,632
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,928,906
Class D Common Stock, $.001 par value	41,357,779

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2017, was approximately $63.1 million, thus qualifying the Company for smaller reporting company status.

URBAN ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2017

CERTAIN DEFINITIONS

Unless otherwise noted, throughout this report, the terms “Urban One,” “the Company,” “we,” “our,” and “us” refer to Urban One, Inc. together with all of its subsidiaries.

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

The term “broadcast and digital operating income” is used throughout this report.  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative, expenses, stock-based compensation, impairment of long-lived assets, (gain) loss on retirement of debt and gain on sale-leaseback, is commonly referred to in the radio broadcasting industry as “station operating income.” However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we now use the term broadcast and digital operating income. Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Nevertheless, broadcast and digital operating income is a significant basis used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to our historic use of station operating income; however, it reflects our more diverse business, and therefore, may not be similar to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

The term “broadcast and digital operating income margin” is also used throughout this report.    Broadcast and digital operating income margin represents broadcast and digital operating income as a percentage of net revenue. Broadcast and digital operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that broadcast and digital operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. Broadcast and digital operating margin includes results from all four segments (radio broadcasting, Reach Media, digital and cable television).

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “should,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Although these statements are based upon assumptions we consider reasonable, as they contemplate future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Urban One, Inc. (a Delaware corporation originally formed in 1980 and hereinafter referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2017, we owned and/or operated 56 broadcast stations located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its newly developed Cassius and newly acquired Bossip, HipHopWired and MadameNoire digital platforms and brands. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

Recent Developments

On August 3, 2017, the Company sold the assets of its Detroit WCHB-AM station for $2.0 million and recognized an immaterial loss on the sale of the station during the year ended December 31, 2017.

Effective May 5, 2017, the Company changed its corporate name from “Radio One, Inc.” to “Urban One, Inc.” to have a name more reflective of our multi-media business operations and strategy.  Our core radio broadcasting franchise continues to operate under the brand “Radio One.”  We also continue to retain our other brands, such as TV One, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

On April 28, 2017, the Company acquired certain assets constituting the websites and brands Bossip, HipHopWired and MadameNoire from Moguldom Media Group, LLC. The assets were integrated into the Company’s digital segment. The consideration for the assets was a $5 million payment at closing, with further potential earn-out payments of up to $5 million over the next 4 years contingent upon performance. Total cash consideration paid at closing was approximately $5.0 million. The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of $22,000 to property and equipment, approximately $1.2 million to brand and trade names, $4.6 million to goodwill, $1.4 million to customer relationships and $322,000 to other intangible assets, offset by estimated contingent consideration of approximately $2.2 million and other liabilities of $263,000.

On April 20, 2017, the Company announced an agreement for the acquisition of Red Zebra Broadcasting’s WWXT-FM and WXGI-AM stations.  With this acquisition, the Company expanded its Washington, DC market presence and diversified its Richmond market presence. DC’s WMMJ MAJIC 102.3 FM programming is now simulcast on WDCJ 92.7 FM which is expected to grow its listenership.  In Richmond, the Company diversified its all-music cluster with the addition of the sports radio format of WXGI 950 AM and the simulcast the new Richmond ESPN Radio on 1240 AM and 102.7 FM.  The Company completed the acquisition of the stations on June 23, 2017, and total consideration paid was approximately $2.0 million. The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.6 million to radio broadcasting licenses, $47,000 to goodwill, $206,000 to property and equipment and $114,000 to other intangible assets.

On January 30, 2017, the Company entered into an asset purchase agreement to sell certain land, towers and equipment to a third party for $25 million. On May 2, 2017, the Company closed on the sale, and began leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years.

Segments

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) cable television; (iii) Reach Media; and (iv) digital.

Our Radio Station Portfolio, Strategy and Markets

As noted above, our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We strive to build clusters of radio stations in our markets, with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration within the distinct segments of our overall target market. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Depending on market conditions, changes in ratings methodologies and economic and demographic shifts, from time to time, we may reprogram some of our stations in underperforming segments of certain markets.

As of December 31, 2017, we owned and/or operated 56 broadcast stations located in 15 of the most populous African-American markets in the United States. The following tables set forth further selected information about our portfolio of radio stations as of December 31, 2017.

	Urban One			Market Data
Market	Number of Stations(1)		Entire Audience Four Book Average Audience Share(2)	Ranking by Size of African-American Population Persons 12+(3)	Estimated Fall 2016 Metro Population Persons 12+
	FM	AM			Total (millions)	African- American %
Atlanta	4	-	13.4	2	4.8	34.4
Washington, DC	4	2	12.4	4	4.9	26.7
Houston	3	-	12.6	5	5.8	17.4
Dallas	2	-	4.6	6	6.0	16.2
Philadelphia	3	-	7.1	7	4.6	20.6
Detroit	3	-	86	9	3.8	21.9
Baltimore	2	2	16.9	11	2.4	29.1
Charlotte	3	-	11.7	12	2.3	22.9
St. Louis	2	-	10.4	16	2.3	18.5
Raleigh-Durham	4	-	18.8	18	1.6	22.4
Cleveland	2	2	14.6	19	1.8	20.0
Richmond(4)	4	2	21.0	22	1.0	30.1
Columbus	4	-	8.8	26	1.7	16.5
Indianapolis	3	1	14.4	29	1.5	16.3
Cincinnati	2	1	9.1	34	1.8	12.8
Total	45	10

(1)	WDNI-CD (formerly WDNI-LP), the low power television station that we operate in Indianapolis is not included in this table.
(2)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2017 Nielsen Survey.
(3)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2017.
(4)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

Market	Market Rank Metro Population 2017	Format	Target Demo
Atlanta	8

WAMJ/WUMJ		Urban AC	25-54
WHTA		Urban Contemporary	18-34
WPZE		Contemporary Inspirational	25-54

Baltimore	21

WERQ		Urban Contemporary	18-34
WOLB		News/Talk	35-64
WWIN-FM		Urban AC	25-54
WWIN-AM		Gospel	35-64

Charlotte	24

WPZS		Contemporary Inspirational	25-54
WOSF		Urban AC / Old School	25-54
WQNC		Urban Contemporary	18-34

Cincinnati	32

WIZF		Urban Contemporary	18-34
WOSL		Urban AC / Old School	25-54
WDBZ		Urban AC / Old School	35-64

Cleveland	34

WENZ		Urban Contemporary	18-34
WERE		News/Talk	35-64
WJMO		Contemporary Inspirational	35-64
WZAK		Urban AC	25-54

Columbus	36

WCKX		Urban Contemporary	18-34
WXMG		Urban AC	25-54
WBMO		Urban Contemporary	25-54
WJYD		Contemporary Inspirational	25-54

Dallas	5

KBFB		Urban Contemporary	18-34
KZJM		Urban Contemporary	25-54

Detroit	13

WDMK		Urban AC	25-54
WGPR (1)		Urban Contemporary	18-34
WPZR		Contemporary Inspirational	25-54

Houston	6

KBXX		Urban Contemporary	18-34
KMJQ		Urban AC	25-54
KROI		Pop/CHR	18-34

Indianapolis	39

WTLC-FM		Urban AC	25-54
WHHH		Urban Contemporary	18-34
WNOW		Pop/CHR	18-34
WTLC-AM		Contemporary Inspirational	35-64

Philadelphia	9

WPHI		Urban Contemporary	18-34
WPPZ		Contemporary Inspirational	25-54
WRNB		Urban AC	25-54

Raleigh	38

WFXC/WFXK		Urban AC	25-54
WQOK		Urban Contemporary	18-34
WNNL		Contemporary Inspirational	25-54

Richmond (2)	53

WKJS/WKJM		Urban AC	25-54
WCDX		Urban Contemporary	18-34
WPZZ		Contemporary Inspirational	25-54
WXGI-AM/WTPS-AM		Sports	25-54

St. Louis	23

WHHL		Urban Contemporary	18-34
WFUN		Urban AC / Old School	25-54

Washington DC	7

WKYS		Urban Contemporary	18-34
WMMJ/WDCJ		Urban AC	25-54
WPRS		Contemporary Inspirational	25-54
WOL-AM		News/Talk	35-64
WYCB-AM		Gospel	35-64

AC-refers to Adult Contemporary

CHR-refers to Contemporary Hit Radio

Pop-refers to Popular Music

Old School - refers to Old School Hip/Hop

(1)	Station was operating under a TBA as of December 31, 2017. The TBA expires December 31, 2019.
(2)	Richmond is the only market in which we operate using the diary methodology of audience measurement.
(3)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

For the year ended December 31, 2017, approximately 40.2% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operate radio stations (Houston, Washington, DC, Atlanta and Baltimore) accounted for approximately 52.4% of our radio station net revenue for the year ended December 31, 2017. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 21.7% of our total consolidated net revenue for the year ended December 31, 2017. Revenue from the operations of Reach Media, along with revenue from the four significant contributing radio markets, accounted for approximately 31.4% of our total consolidated net revenue for the year ended December 31, 2017. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the four significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

Radio Advertising Revenue

Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 60.1% of our net revenue from our core radio business for the year ended December 31, 2017, was generated from the sale of local advertising and 35.9% from sales to national advertisers, including network/syndication advertising. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales, and revenue related to sponsored events, management fees and other revenue.

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

Cable Television, Reach Media and Digital Segments, Strategy and Sources of Revenue and Income

We have expanded our operations to include other media forms that are complementary to our core radio business.  In a strategy similar to our radio market segmentation, we have multiple complementary media and online brands.  Each of these brands focuses upon a different segment of African-American consumers.  With our multiple brands, we are able to direct advertisers to specific audiences within the urban communities in which we are located or to bundle the brands for advertising sales purposes when advantageous.

TV One, our cable television franchise targeting the African-American and urban communities, derives its revenue principally from advertising and affiliate revenue. Advertising revenue is derived from the sale of television air time to advertisers and is recognized when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based upon a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate.

Reach Media, our syndicated radio unit, primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Tom Joyner Morning Show, the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell, the Russ Parr Morning Show, and the DL Hughley Show. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2017, the Tom Joyner Morning Show was broadcast on 83 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast.  In addition to being broadcast on Urban One stations, our syndicated radio programming also was available on over 274 non-Urban One stations throughout the United States as of December 31, 2017.

We have launched websites that simultaneously stream radio station content for each of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use mentions in our radio airtime to promote our websites. By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ reach to listeners.  In addition, our station websites link to our other online properties operated by Interactive One acting as traffic sources for these online brands. In April 2017, the Company acquired certain assets constituting the websites and brands Bossip, HipHopWired and MadameNoire from Moguldom Media Group, LLC.  The brands, along with Cassius, a newly developed brand, have been integrated into our digital operations as part of Interactive One, which includes the largest social networking site by members primarily targeted at African-Americans. Interactive One derives revenue from advertising services on non-radio station branded websites, and studio services where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations which provide third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

Finally, our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, gaming and entertainment, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the Internet, smartphones, cellular phones, tablets, and the home entertainment market.

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

Our digital segment competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as AmazonTM, NetflixTM, Yahoo!TM, GoogleTM, and MicrosoftTM, with social networking sites such as FacebookTM and with traditional media companies, which are increasingly offering their own digital products and services both organically and through acquisition. The digital space is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

Federal Antitrust Laws

The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission or the Department of Justice, may investigate certain acquisitions. We cannot predict the outcome of any specific FTC or Department of Justice investigation. Any decision by the FTC or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition.

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

Congress, the FCC and, in some cases, other federal agencies and local jurisdictions, are considering or may in the future consider and adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to increase record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to rules relating to political broadcasting, including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, political advertising rates and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine, and other alcoholic beverages;

•	revised rules and policies regarding the regulation of the broadcast of indecent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	legislation that would provide for the payment of sound recording royalties to artists, musicians or record companies whose music is played on terrestrial radio stations; and

•	changes to tax laws affecting broadcast operations and acquisitions.

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

Urban One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we hold the license as of December 31, 2017. Stations which we do not own as of December 31, 2017, but operate under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station’s antenna and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station.

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT in Meters	Operating Frequency	Expiration Date of FCC License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2020
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2020
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2020
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2020

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2019
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2019
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2019
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2019
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2019
	WDCJ-FM	2017	A	2.85	145.0	92.7 MHz	10/1/2019

Philadelphia	WPPZ-FM	1997	A	0.27	338.0	103.9 MHz	8/1/2022
	WRNB-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2022
	WPHI-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2022

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2021
	KBXX-FM	2000	C	95.0	585.0	97.9 MHz	8/1/2021
	KROI-FM	2004	C1	21.36	526	92.1 MHz	8/1/2021

Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2020
	WPZR-FM	1998	B	50.0	152.0	102.7 MHz	10/1/2020

Dallas	KBFB-FM	2000	C	99.0	574	97.9 MHz	8/1/2021
	KZMJ-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2021

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2019
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2019
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2019
	WERQ-FM	1993	B	37.0	173.0	92.3 MHz	10/1/2019

Charlotte	WQNC-FM	2000	C3	10.5	154.0	92.7 MHz	12/1/2019
	WPZS-FM	2004	A	6.0	94.0	100.9 MHz	12/1/2019
	WOSF-FM	2014	C1	51.0	395.0	105.3 MHz	12/1/2019

St. Louis	WFUN-FM	1999	C3	10.5	155.0	95.5 MHz	12/1/2020
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2021

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2020
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2020
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2020
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2020

Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2019
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2019
	WFXC-FM	2000	C3	8.0	146.0	107.1 MHz	12/1/2019
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2019

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2019
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2019
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2019
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2019
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2019
	WXGI-AM	2017	D	3.9	N/A	950 kHz	10/1/2019

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2020
	WBMO-FM	2001	A	6.0	99.0	106.3 MHz	10/1/2020
	WXMG-FM	2016	B	21.0	232.0	95.5 MHz	10/1/2020
	WJYD-FM	2016	A	6.0	100.0	107.1 MHz	10/1/2020

Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2020
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2020
	WNOW-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2020
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2020

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2020
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2020
	WOSL-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2020

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

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens or by any entity that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. entities. The Communications Act prohibits more than 25% indirect foreign ownership or control through a parent company of the licensee if the FCC determines the public interest will be served by such prohibition.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before this 25% limit may be exceeded, and the FCC has made such an affirmative finding only in limited circumstances. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments, or foreign business entities. The FCC has clarified that it will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters may use to assess their compliance with the foreign ownership restrictions.

The FCC applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Certain passive investors that hold stock for investment purposes only may hold attributable interests with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder, and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions, generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or the holder of an attributable interest in a same-market radio station will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in radio broadcast stations above numerical limits serving the same local market.  FCC rules have also historically limited or prohibited ownership, operation or control of, or the common holding of attributable interests in, (1) radio broadcast stations combined with television broadcast stations above certain numerical limits serving the same local market (radio/television cross-ownership), and (2) a radio broadcast station and an English-language daily newspaper serving the same market (newspaper/broadcast cross-ownership).

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

To apply these tiers, the FCC currently relies on Nielsen Metro Survey Areas, where they exist. In other areas, the FCC relies on a contour-overlap methodology. The FCC has initiated a rulemaking to determine how to define local radio markets in areas located outside Nielsen Metro Survey Areas. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the Hart-Scott-Rodino Act.  In 2003, when the FCC changed its methodology for defining local radio markets, it grandfathered existing combinations of radio stations that would not comply with the modified rules.  These grandfathered combinations may not be sold intact except to certain “eligible entities,” which the FCC defines as entities qualifying as a small business consistent with Small Business Administration standards.

The media ownership rules are subject to periodic review by the FCC.  In August 2016, the FCC issued an order concluding its most recent review of its media ownership rules. The August 2016 decision retained the local radio ownership rules, the radio-television cross-ownership rule and the prohibition on newspaper-radio cross-ownership without significant changes. In November 2017, however, the FCC adopted an order reconsidering the August 2016 decision and modifying it in a number of respects.  The November 2017 order on reconsideration did not significantly modify the August 2016 decision with respect to the local radio ownership limits.  It did, however, eliminate the FCC’s previous limits on radio/television cross-ownership and newspaper/broadcast cross-ownership effective February 7, 2018.  The FCC’s November 2017 order on reconsideration is subject to a pending court appeal.

The attribution and media ownership rules limit the number of radio stations we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell. The FCC’s rules could affect our business in a number of ways, including, but not limited to, the following:

•	enforcement of a more narrow market definition based upon Nielsen markets could have an adverse effect on our ability to accumulate stations in a given area or to sell a group of stations in a local market to a single entity;
•	restricting the assignment and transfer of control of radio combinations that exceed the ownership limits as a result of the revised local market definitions could adversely affect our ability to buy or sell a group of stations in a local market from or to a single entity; and
•	in general terms, future changes in the way the FCC defines radio markets or in the numerical station caps could limit our ability to acquire new stations in certain markets, our ability to operate stations pursuant to certain agreements, and our ability to improve the coverage contours of our existing stations.

Programming and Operations. The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating its responsiveness. The FCC considers complaints from viewers or listeners about a broadcast station’s programming. In January 2016, the FCC adopted rules requiring that radio stations post and maintain their public inspection files online.  Effective March 1, 2018, all radio stations are required to maintain their public inspection files on a publicly accessible FCC-hosted online database.  Moreover, the FCC has proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.  While the rules aren’t final, the Company will monitor the progress to determine the impact to the Company, if any. Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Employees

As of December 31, 2017, we employed 1,058 full-time employees and 408 part-time employees. Our employees are not unionized.

Environmental

As the owner, lessee or operator of various real properties and facilities, we are subject to federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures in the future.

Corporate Governance

Code of Ethics. We have adopted a code of ethics that applies to all of our directors, officers (including our principal financial officer and principal accounting officer) and employees and meets the requirements of the SEC and the NASDAQ Stock Market Rules. Our code of ethics can be found on our website, www.urban1.com. We will provide a paper copy of the code of ethics, free of charge, upon request.

Audit Committee Charter. Our audit committee has adopted a charter as required by the NASDAQ Stock Market Rules. This committee charter can be found on our website, www.urban1.com. We will provide a paper copy of the audit committee charter, free of charge, upon request.

Compensation Committee Charter. Our Board of Directors has adopted a compensation committee charter. We will provide a paper copy of the compensation committee charter, free of charge, upon request.

Internet Address and Internet Access to SEC Reports

Our internet address is www.urban1.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, www.sec.gov.

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

From time to time, the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, sluggishness in the global and U.S. economies has produced concern over public and private debt levels, high unemployment/underemployment, a drop in consumer confidence and spending, and continued slowness in the U.S. housing market. These factors have impacted corporate profits and resulted in cutbacks in advertising budgets. In periods of economic or market disruption or volatility, we may experience material, adverse effects on our business, financial condition, results of operations, and our ability to access capital. For example, market volatility or weakness in employment or consumer spending could continue to adversely impact the overall demand for advertising. Such a result could have a negative effect on our revenues and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. Finally, any rise in interest rates could significantly impact our cash flows and costs of operations given our levels of debt.

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

Prior to 2016, we have historically incurred net losses which could continue into the future.

We have historically reported net losses in our consolidated statements of operations, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, interest expenses (both cash and non-cash), and revenue declines caused by weakened advertising demand resulting from the current economic environment. These results have had a negative impact on our financial condition and could be exacerbated in a poor economic climate. If these trends continue in the future, they could have a material adverse effect on our financial condition.

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

Radio, video, and digital content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which can change quickly and are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict. Our failure to obtain or retain rights to popular content on any part of our multi-media platform could adversely affect our revenues.

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

For the year ended December 31, 2017, approximately 40.2% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operate radio stations (Houston, Washington, DC, Atlanta and Baltimore) accounted for approximately 52.4% of our radio station net revenue for the year ended December 31, 2017. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 21.7% of our total consolidated net revenue for the year ended December 31, 2017. Revenue from the operations of Reach Media, along with revenue from our significant contributing markets, accounted for approximately 31.4% of our total consolidated net revenue for the year ended December 31, 2017. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the significant contributing markets, which could have a material adverse effect on our overall financial performance and results of operations.

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

If our digital segment does not continue to develop and offer compelling and differentiated content, products and services, our advertising revenues could be adversely affected.

In order to attract consumers and generate increased activity on our digital properties, we believe that we must offer compelling and differentiated content, products and services. However, acquiring, developing, and offering such content, products and services may require significant costs and time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. If we are unable to provide content, products and services that are sufficiently attractive to our digital users, we may not be able to generate the increases in activity necessary to generate increased advertising revenues. In addition, although we have access to certain content provided by our other businesses, we may be required to make substantial payments to license such content. Many of our content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. If we are not able to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to that provided by our digital segment, we may not be able to attract and increase the engagement of digital consumers on our digital properties.

Continued growth in our digital business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services may require significant time and costs. If we cannot continue to develop and improve our advertising products and services or if prices for our advertising products and services decrease, our digital advertising revenues could be adversely affected.

More individuals are using devices other than personal and laptop computers to access and use the internet, and, if we cannot make our products and services available and attractive to consumers via these alternative devices, our internet advertising revenues could be adversely affected.

Digital users are increasingly accessing and using the internet through mobile tablets and smartphones. In order for consumers to access and use our products and services via these devices, we must ensure that our products and services are technologically compatible with such devices. If we cannot effectively make our products and services available on these devices, fewer internet consumers may access and use our products and services and our advertising revenue may be negatively affected.

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

As of December 31, 2017, we had approximately $614.5 million in broadcast licenses and $262.9 million in goodwill, which totaled $877.4 million, and represented approximately 66.6% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded impairment charges against radio broadcasting licenses of approximately $29.1 million during the year ended December 31, 2017.

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

For the second and third quarters of each of 2017 and 2016, the total market revenue growth for certain markets in which we operate was below the estimated total market revenue growth used in our respective prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of each quarter-end date. We recorded an impairment charge of approximately $29.1 million related to our Columbus and Houston radio broadcasting licenses during the year ended December 31, 2017. We recorded an impairment charge of approximately $1.3 million related to our Columbus radio broadcasting licenses during the year ended December 31, 2016.

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

Within our primary business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Currently, subject to renewal, our radio broadcasting licenses expire beginning in October 2019, and others expire at various times through August 1, 2022. While we anticipate receiving renewals of all of our broadcasting licenses, interested third parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, as amended (the “Communications Act”), or is convicted of a felony or found to have engaged in certain other types of non-FCC related misconduct, the FCC may commence a proceeding to impose fines or other sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.

Any internal technology error or failure impacting systems hosted internally or externally, or any large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Our technology security initiatives, disaster recovery plans and other measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our reputation.

In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption of our operations and damage to our reputation, any or all of which could adversely affect our business.

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

As a result of the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against Urban One or any FCC licensee from which we are acquiring a station could result in the FCC delaying the grant of, refusing to grant or imposing conditions on its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock.

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

Changes in U.S. tax laws could have a material adverse effect on the Company’s cash flow, results of operations or financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law and contains broad and complex changes to U.S. Federal tax laws. The Company has provided for an estimated impact of the Act in the financial statements. The Company’s interpretation of the law changes requires significant judgments to be made, and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service, Department of Treasury, or other governing body that may significantly differ from the Company’s interpretation of the Act’s changes, which may result in a material adverse effect on the Company’s cash flow, results of operations or financial condition.

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

Two common stockholders have a majority voting interest in Urban One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.

As of December 31, 2017, our Chairperson and her son, our President and CEO, collectively held approximately 96% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting upon Urban One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Urban One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Urban One.

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

Part II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Class A and Class D Common Stock

Our Class A voting common stock is traded on The NASDAQ Stock Market (“NASDAQ”) under the symbol “UONE.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class A Common Stock as reported on the NASDAQ.

	High	Low
2017
First Quarter	$3.35	$2.50
Second Quarter	$3.50	$1.86
Third Quarter	$2.25	$1.58
Fourth Quarter	$2.10	$1.40

2016
First Quarter	$1.64	$1.23
Second Quarter	$3.13	$1.26
Third Quarter	$3.43	$2.90
Fourth Quarter	$3.08	$2.20

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “UONEK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2017
First Quarter	$3.30	$2.45
Second Quarter	$3.45	$1.85
Third Quarter	$2.20	$1.50
Fourth Quarter	$2.10	$1.45

2016
First Quarter	$1.64	$1.17
Second Quarter	$3.24	$1.29
Third Quarter	$3.48	$2.96
Fourth Quarter	$3.06	$2.30

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of February 20, 2018, there were approximately 1,843 holders of Urban One’s Class A Common Stock, two holders of Urban One’s Class B Common Stock, three holders of Urban One’s Class C Common Stock, and approximately 2,106 holders of Urban One’s Class D Common Stock.

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on any class of our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the Board of Directors deems relevant.  (See Note 9 of our consolidated financial statements — Long-Term Debt.)

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

For the year ended December 31, 2017, consolidated net revenue decreased approximately 3.5% compared to the year ended December 31, 2016. We project our 2018 business results will improve and compare favorably to that of 2017, both due to the execution of our strategy and due to it being an election year which should result in increased political revenue. For 2018, our strategy will be to continue to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our multimedia strategy.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Years Ended December 31,
	2017	2016
Radio broadcasting segment	40.2%	40.8%

Reach Media segment	10.3%	11.5%

Digital segment	7.0%	5.7%

Cable television segment	42.6%	42.0%

Corporate/eliminations	(0.1)%	(0.0)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Years Ended December 31,
	2017	2016

Percentage of core radio business generated from local advertising	60.1%	60.0%

Percentage of core radio business generated from national advertising, including network advertising	35.9%	36.1%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the years ended December 31, 2017 and 2016:

	Year Ended December 31,			%
	2017	2016	$ Change	Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$200,417	$210,134	$(9,717)	(4.6)%
Political Advertising	2,052	8,575	(6,523)	(76.1)%
Digital Advertising	30,735	26,143	4,592	17.6%
Cable Television Advertising	79,422	85,640	(6,218)	(7.3)%
Cable Television Affiliate Fees	106,310	105,961	349	0.3%
Event Revenues & Other	21,105	19,766	1,339	6.8%

Net Revenue (as reported)	$440,041	$456,219	$(16,178)	(3.5)%

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely manage the use of trade and barter agreements.

Within our digital segment, including Interactive One, which generates the majority of the Company’s digital revenue, revenue is principally derived from advertising services on non-radio station branded, but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

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

(b)  Broadcast and digital operating income:  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative, expenses, stock-based compensation, impairment of long-lived assets, (gain) loss on retirement of debt and gain on sale-leaseback, is commonly referred to in the radio broadcasting industry as “station operating income.” However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we now use the term broadcast and digital operating income. Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c)  Broadcast and digital operating income margin:  Broadcast and digital operating income margin represents broadcast and digital operating income as a percentage of net revenue. Broadcast and digital operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that broadcast and digital operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. Broadcast and digital operating margin includes results from all four segments (radio broadcasting, Reach Media, digital and cable television).

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, gain on sale-leaseback, employment agreement and incentive plan award expenses, severance-related costs, cost method investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2017	2016
	(In thousands, except margin data)

Net revenue	$440,041	$456,219
Broadcast and digital operating income	161,701	174,620
Broadcast and digital operating income margin	36.7%	38.3%
Adjusted EBITDA	137,098	136,405
Net income (loss) attributable to common stockholders	111,887	(423)

The reconciliation of net income (loss) to broadcast and digital operating income is as follows:

	For the Years Ended December 31,
	2017	2016
	(In thousands)

Net income (loss) attributable to common stockholders, as reported	$111,887	$(423)
Add back non-broadcast and digital operating income items included in net income (loss):
Interest income	(200)	(214)
Interest expense	79,420	81,636
(Benefit from) provision for income taxes	(123,163)	9,580
Corporate selling, general and administrative, excluding stock-based compensation	41,171	47,532
Stock-based compensation	4,647	3,410
Gain on sale-leaseback	(14,411)	—
Loss (gain) on retirement of debt	5,219	(2,646)
Other income, net	(6,608)	(928)
Depreciation and amortization	34,016	34,247
Noncontrolling interests in income of subsidiaries	575	1,139
Impairment of long-lived assets	29,148	1,287
Broadcast and digital operating income	$161,701	$174,620

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2017	2016
	(In thousands)

Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$111,887	$(423)
Interest income	(200)	(214)
Interest expense	79,420	81,636
(Benefit from) provision for income taxes	(123,163)	9,580
Depreciation and amortization	34,016	34,247
EBITDA	$101,960	$124,826
Stock-based compensation	4,647	3,410
Gain on sale-leaseback	(14,411)	—
Loss (gain) on retirement of debt	5,219	(2,646)
Other income, net	(6,608)	(928)
Noncontrolling interests in income of subsidiaries	575	1,139
Impairment of long-lived assets	29,148	1,287
Employment Agreement Award, incentive plan award expenses and other compensation*	8,858	8,042
Severance related costs	1,629	856
Cost method investment income	6,081	419
Adjusted EBITDA	$137,098	$136,405

*	Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on previously reported consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2017	2016

Statements of Operations:
Net revenue	$440,041	$456,219	$(16,178)	(3.5)%
Operating expenses:
Programming and technical, excluding stock-based compensation	130,417	134,000	(3,583)	(2.7)
Selling, general and administrative, excluding stock-based compensation	147,923	147,599	324	0.2
Corporate selling, general and administrative, excluding stock-based compensation	41,171	47,532	(6,361)	(13.4)
Stock-based compensation	4,647	3,410	1,237	36.3
Depreciation and amortization	34,016	34,247	(231)	(0.7)
Impairment of long-lived assets	29,148	1,287	27,861	2,164.8
Total operating expenses	387,322	368,075	19,247	5.2
Operating income	52,719	88,144	(35,425)	(40.2)
Interest income	200	214	(14)	(6.5)
Interest expense	79,420	81,636	(2,216)	(2.7)
Gain on sale-leaseback	(14,411)	—	14,411	100.0
Loss (gain) on retirement of debt	5,219	(2,646)	(7,865)	(297.2)
Other income, net	(6,608)	(928)	5,680	612.1
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(10,701)	10,296	(20,997)	(203.9)
(Benefit from) provision for income taxes	(123,163)	9,580	132,743	1,385.6
Net income	112,462	716	111,746	15,607.0
Noncontrolling interests in income of subsidiaries	575	1,139	(564)	(49.5)
Net income (loss) attributable to common stockholders	$111,887	$(423)	$112,310	26,550.8%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2017	2016
$440,041	$456,219	$(16,178)	(3.5)%

During the year ended December 31, 2017, we recognized approximately $440.0 million in net revenue compared to approximately $456.2 million during the year ended December 31, 2016. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the year ended December 31, 2017, decreased 5.1% from the same period in 2016. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 1.4% in total revenues for the year ended December 31, 2017, consisting of a decrease of 3.7% in local revenues and a decrease of 2.8% in national revenues, partially offset by an increase of 3.0% in digital revenues. We experienced net revenue declines, most significantly in our Charlotte, Cincinnati, Columbus, Dallas, Detroit, Philadelphia, and Raleigh markets. Net revenue for our Reach Media segment decreased 13.0% for the year ended December 31, 2017, compared to the same period in 2016, due primarily to weaker advertising demand. We recognized approximately $187.5 million from our cable television segment for the year ended December 31, 2017, compared to approximately $191.8 million of revenue for the same period in 2016, with the decrease due primarily to lower advertising sales. Net revenue from our digital segment increased approximately $4.5 million for the year ended December 31, 2017, compared to the same period in 2016, primarily to an increase in direct revenues and due to performance from our new digital acquisition.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2017	2016
$130,417	$134,000	$(3,583)	(2.7)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other digital content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the year ended December 31, 2017, compared to the same period in 2016 is due primarily to lower expenses in our cable broadcasting segment. This decrease is partially offset by an increase in expenses from both of our digital and radio broadcasting segments. Our cable broadcasting segment generated a decrease of approximately $8.9 million for the year ended December 31, 2017, compared to the same period in 2016, due primarily to lower program content expense driven by reduced amortization for original programing. Our digital segment generated an increase of approximately $3.6 million of programming and technical expenses due to our new digital acquisition and increased investment in video content, primarily related to increased headcount contributing to higher payroll costs. Our radio segment generated approximately $35.6 million of programming and technical expenses compared to approximately $34.1 million for the years ending December 31, 2017 and 2016 respectively. The increase in our radio broadcasting segment is due primarily to increased lease expense due to the sale lease-back transaction as well as an increase in certain music licensing costs.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2017	2016
$147,923	$147,599	$324	0.2%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. There was an increase in selling, general and administrative expenses for the year ended December 31, 2017, compared to the same period in 2016, driven primarily by our digital segment, which was partially offset by lower expenses at our Reach Media segment.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2017	2016
$41,171	$47,532	$(6,361)	(13.4)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate selling, general and administrative expenses was due primarily to lower incentive-based payroll costs at our cable television segment and for our corporate staff.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2017	2016
$4,647	$3,410	$1,237	36.3%

The increase in stock-based compensation for the year ended December 31, 2017, compared to the same period in 2016, is primarily due to grants of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2017	2016
$34,016	$34,247	$(231)	(0.7)%

The decrease in depreciation and amortization expense for the year ended December 31, 2017, was due to the completion of useful lives for certain assets.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2017	2016
$29,148	$1,287	$27,861	2,164.8%

The impairment of long-lived assets for the year ended December 31, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Columbus and Houston radio broadcasting licenses. The impairment of long-lived assets for the year ended December 31, 2016, was related to a non-cash impairment charge recorded to reduce the carrying value of our Columbus market radio broadcasting licenses.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2017	2016
$79,420	$81,636	$(2,216)	(2.7)%

Interest expense decreased to approximately $79.4 million for the year ended December 31, 2017, compared to approximately $81.6 million for the same period in 2016, due to lower overall debt balances outstanding. On April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 credit facility (the “2015 Credit Facility”) and the agreement governing such credit facility was terminated on April 18, 2017.

Gain on sale-leaseback

Year Ended December 31,		Increase/(Decrease)
2017	2016
$(14,411)	$—	$14,411	100.0%

The gain on sale-leaseback for the year ended December 31, 2017 was due to the Company closing on its sale of certain land, towers, and equipment to a third party. The Company is leasing certain of the assets back from the buyer as part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years.

Loss (gain) on retirement of debt

Year Ended December 31,		Increase/(Decrease)
2017	2016
$5,219	$(2,646)	$(7,865)	(297.2)%

There was a loss on retirement of debt of approximately $7.1 million for the year ended December 31, 2017, due to the retirement of the 2015 Credit Facility during the second quarter of 2017. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions. This loss was partially offset by a gain on retirement of debt of approximately $1.9 million for the year ended December 31, 2017, due to the redemption of approximately $40 million of our 2020 Notes at a discount during the third and fourth quarters.

Other income, net

Year Ended December 31,		Increase/(Decrease)
2017	2016
$(6,608)	$(928)	$5,680	612.1%

Other income, net increased to approximately $6.6 million for the year ended December 31, 2017, primarily due to our investment in MGM. We recognized other income in the amount of approximately $6.1 million and $419,000, for the years ended December 31, 2017 and 2016, respectively, related to our MGM investment.

(Benefit from) provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2017	2016
$(123,163)	$9,580	$132,743	1,385.6%

During the year ended December 31, 2017, the benefit from income taxes increased to approximately $123.2 million compared to a provision for income taxes of approximately $9.6 million for the year ended December 31, 2016. The increase in the benefit from income taxes was primarily due to the change in the U.S. Federal tax rate from 35% to 21% under tax law reform from the 2017 Tax Cut and Jobs Act (the “Act”) enacted on December 22, 2017. For the year ended December 31, 2017, the income tax benefit consisted of deferred tax benefit of approximately $124.1 million and current provision expense of $978,000. For the year ended December 31, 2016, the income tax provision consisted of deferred tax expense of approximately $9.1 million and current provision expense of $466,000. The Company continued to maintain a full valuation allowance for certain of its net deferred tax assets (“DTAs”). We do not consider deferred tax liabilities (“DTLs”) related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined. The tax provision resulted in an effective tax rate of 1,150.9% and 93.0% for the years ended December 31, 2017 and 2016, respectively. The annual effective tax rate for Urban One for 2017 primarily reflects the impact of the Act and for 2016 primarily reflects the change in DTLs associated with the tax amortization of indefinite-lived intangible assets.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2017	2016
$575	$1,139	$(564)	(49.5)%

The decrease in noncontrolling interests in income of subsidiaries was primarily due to lower net income recognized by Reach Media for the year ended December 31, 2017, versus the same period in 2016.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $161.7 million for the year ended December 31, 2017, compared to approximately $174.6 million for the year ended December 31, 2016, a decrease of approximately $12.9 million or 7.4%. This decrease was primarily due to lower broadcast and digital operating income from our radio broadcasting, digital and Reach Media segments, partially offset by an increase in broadcast and digital operating income at our cable television segment. The radio broadcasting segment generated approximately $65.5 million of broadcast and digital operating income during the year ended December 31, 2017, compared to approximately $76.3 million during the year ended December 31, 2016, a decrease of approximately $10.8 million primarily attributable to lower revenue at our radio markets. Reach Media generated approximately $7.5 million of broadcast and digital operating income for the year ended December 31, 2017, compared to approximately $12.7 million for the year ended December 31, 2016, a decrease of $5.2 million, due primarily to weaker advertising demand. The cable television segment’s increase in broadcast and digital operating income was primarily due to lower programming and technical expenses due to lower program content expense.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 36.7% for the year ended December 31, 2017, from 38.3% for 2016. The margin decrease was primarily attributable to lower broadcast and digital operating income as described above.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, other debt or equity financing.

See Note 9 to our consolidated financial statements — Long-Term Debt for further information on liquidity and capital resources.

As of December 31, 2017, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of December 31, 2017		Covenant Limit		Excess Coverage
Interest Coverage
Covenant EBITDA / Interest Expense	1.83	x	1.25	x	0.58	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	5.11	x	5.85	x	0.74	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2017:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$339.3	5.70%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	273.7	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	345.8	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2017 and 2016:

	2017	2016
	(In thousands)

Net cash flows provided by operating activities	$28,307	$48,249
Net cash flows provided by (used in) investing activities	12,555	(42,164)
Net cash flows used in financing activities	(49,832)	(26,680)

Net cash flows provided by operating activities were approximately $28.3 million and $48.2 million for the years ended December 31, 2017 and 2016, respectively. Cash flow from operating activities for the year ended December 31, 2017, decreased from the prior year primarily due to timing of collections of accounts receivable and payments of accrued compensation.

Net cash flows provided by investing activities were approximately $12.6 million for the year ended December 31, 2017 and net cash flows used in investing activities were approximately $42.2 million for the year ended December 31, 2016. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $7.4 million and $5.2 million for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Company paid approximately $2.0 million to complete the acquisition of our new Richmond and Washington DC stations and during the year ended December 31, 2017, the Company paid approximately $5.0 million towards the acquisition of certain digital assets from Moguldom. During the year ended December 31, 2017, the Company received proceeds of approximately $2.0 million to complete the sale of its Detroit WCHB-AM station. During the year ended December 31, 2017, the Company received proceeds of approximately $25.0 million to complete its sale of certain land, towers and equipment as part of a sale-leaseback transaction. During the year ended December 31, 2016, the Company paid approximately $35.0 million to complete its cost method investment in MGM. During the year ended December 31, 2016, the Company paid approximately $2.0 million to complete the acquisition of our new Columbus stations.

Net cash flows used in financing activities were approximately $49.8 million and $26.7 million for the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company repaid approximately $347.4 million and $3.5 million respectively, in outstanding debt. During the year ended December 31, 2017, we borrowed approximately $350.0 million in new 2017 Credit Facility. During the years ended December 31, 2017 and 2016, respectively, we capitalized approximately $8.9 million and $421,000, respectively, of costs associated with our indebtedness. The amounts capitalized in 2017 relate to our new 2017 Credit Facility and the amounts capitalized in 2016 relate to costs associated with our line of credit arrangement. During the years ended December 31, 2017 and 2016, respectively, the Company repurchased approximately $38.6 million and $17.2 million of our 2020 Notes. During the years ended December 31, 2017 and 2016, we repurchased approximately $5.0 million and $3.6 million of our Class D Common Stock, respectively. Reach Media paid approximately $2.0 million in dividends to noncontrolling interest shareholders for the year ended December 31, 2016.

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

Recent Accounting Pronouncements

See Note 1 of our consolidated financial statements — Organization and Summary of Significant Accounting Policies for a summary of recent accounting pronouncements.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2017, we had approximately $614.5 million in broadcast licenses and $262.9 million in goodwill, which totaled $877.4 million, and represented approximately 66.6% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 31, 2017 and 2016, we recorded impairment charges against radio broadcasting licenses and goodwill, collectively, of approximately $29.1 million and $1.3 million, respectively. Significant impairment charges have been an on-going trend experienced by media companies in general, and are not unique to us.

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

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 18 reporting units as of our October 2017 annual impairment assessment, consisting of each of the 15 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if a two-step process is required. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to attribute the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

 As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2017 were reasonable.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing performed where an impairment charge was recorded since October 2016.

Radio Broadcasting	October 1,	September 30,	June 30,	October 1,
Licenses	2017	2017 (a)	2017 (a)	2016

Impairment charge (in millions)	$–	$16.4	$12.7	$1.3

Discount Rate	9.0%	9.0%	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(5.0)% – 1.4%	(5.0)% – 2.0%	1.0% – 2.0%	1.0% – 2.4%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	6.8% – 25.4%	6.9% – 25.8%	6.9% – 15.3%	6.9% – 25.8%
Mature Operating Profit Margin Range	30.9% – 46.9%	31.0% – 47.0%	31.6% – 47.0%	30.5% – 51.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill (Radio Market	October 1,	October 1,
Reporting Units)	2017 (a)	2016 (a)

Impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(8.4)% – 46.6%	(9.4)% – 29.4%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	8.0% – 18.2%	8.1% – 18.4%
Mature Operating Profit Margin Range	25.1% – 50.1%	26.3% – 53.8%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments performed and interim impairment testing where an impairment charge was recorded since October 2016. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on the on-air personality Tom Joyner. As a result of our impairment assessments, the Company concluded that goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2017	2016

Impairment charge (in millions)	$—	$—

Discount Rate	10.5%	10.5%
Year 1 Revenue Growth Rate	(11.3)%	(0.3)%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	13.5% – 15.9%	15.1% – 17.5%

Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2016. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. The net revenue, cash flow projections and internal projections have been revised for the October 1, 2016 annual testing due to a new, more centralized management of its digital segment. Effective January 1, 2017, the Company changed its reportable segment disclosures to better reflect our operating strategy. The Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in 2017 and 2016.

	October 1,	October 1,
Digital Segment Goodwill	2017	2016

Impairment charge (in millions)	$—	$—

Discount Rate	13.0%	12.5%
Year 1 Revenue Growth Rate	24.1%	9.8%
Long-term Revenue Growth Rate (Years 6 – 10)	2.4% – 4.3%	3.0% – 8.4%
Operating Profit Margin Range	(1.5)% – 17.0%	(9.8)% – 20.3%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2016. As a result of the testing performed in 2017 and 2016, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2017	2016

Impairment charge (in millions)	$—	$—

Discount Rate	11.0%	11.0%
Year 1 Revenue Growth Rate	4.8%	7.4%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.3% – 2.7%	2.3% – 2.9%
Operating Profit Margin Range	42.2% – 45.9%	40.2% – 44.3%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 18 reporting units. The other six remaining reporting units had no goodwill carrying value balances as of December 31, 2017.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2017 were reasonable.

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

We had a total goodwill carrying value of approximately $262.9 million across 12 of our 18 reporting units as of December 31, 2017. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For three of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/(Decline) Rate That Would Result in a Step 2 Test (a)
2	1.5%	Impairment not likely
16	1.5%	Impairment not likely
21	2.5%	Impairment not likely
1	1.5%	1.2%
11	1.0%	(2.0)%
4	1.5%	(2.5)%
12	1.0%	(3.7)%
6	0.5%	(6.1)%
13	1.5%	(8.6)%
10	1.5%	(11.6)%
18	2.5%	(12.1)%
19	1.0%	(18.7)%

(a)	The long-term cash flow growth/(decline) rate that would result in failing Step 1 of the goodwill impairment test applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

Several of the licenses in our units of accounting have limited or no excess of fair values over their respective carrying values. As set forth in the table below, as of October 1, 2017, we appraised the radio broadcasting licenses at a fair value of approximately $759.0 million, which was in excess of the $614.5 million carrying value by $144.5 million, or 23.5%. After the impairment charges were recorded for the year ended December 31, 2017, the fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	October 1, 2017	October 1, 2017	Excess
Unit of Accounting (a)	Carrying Values (“CV”)	Fair Values (“FV”)	FV vs. CV	% FV Over CV
	(In thousands)
Unit of Accounting 2	$3,086	$52,870	$49,784	1,613.2%
Unit of Accounting 7	14,748	16,639	1,891	12.8%
Unit of Accounting 5	16,100	16,333	233	1.4%
Unit of Accounting 4	16,142	19,804	3,662	22.7%
Unit of Accounting 14	20,770	24,054	3,284	15.8%
Unit of Accounting 15	20,736	21,371	635	3.1%
Unit of Accounting 11	21,135	21,690	555	2.6%
Unit of Accounting 6	22,642	25,747	3,105	13.7%
Unit of Accounting 9	32,875	40,926	8,051	24.5%
Unit of Accounting 13	47,846	49,861	2,015	4.2%
Unit of Accounting 12	49,663	51,022	1,359	2.7%
Unit of Accounting 16	54,258	94,897	40,639	74.9%
Unit of Accounting 8	62,015	68,901	6,886	11.1%
Unit of Accounting 1	93,394	108,415	15,021	16.1%
Unit of Accounting 10	139,125	146,464	7,339	5.3%
Total	$614,535	$758,994	$144,459	23.5%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2017
	Broadcasting Licenses	Goodwill (a)
(In millions)

Impairment charge recorded:
Radio Market Reporting Units	$29.1	$-
Radio Syndication Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Digital Reporting Unit	-	-
Total Impairment Recorded	$29.1	$-

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry long-term growth rates	$16.1	$3.9
A 100 basis point decrease in cash flow margin in the projection period	$0.9	$-
A 100 basis point increase in the applicable discount rate	$35.5	$9.9
A 5% reduction in the fair value of broadcasting licenses and reporting units	$3.2	$1.3
A 10% reduction in the fair value of broadcasting licenses and reporting units	$18.5	$7.1

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Digital Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

(a)	Could require the Company to perform a Step 2 impairment analysis if these hypothetical changes would result in a failure of the Step 1 goodwill impairment test. Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions.

Impairment of Intangible Assets Excluding Goodwill, Radio Broadcasting Licenses and Other Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, radio broadcasting licenses and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future discounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2017 and 2016 and determined no impairment charges were necessary. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

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

Uncertain Tax Positions

To address the exposures of uncertain tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2017, we had approximately $5.8 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

The Company maintains a full valuation allowance for certain of its deferred tax assets (“DTAs”), primarily attributable to net operating losses (“NOLs”) generated before the Tax and Jobs Act of 2017, as we determined that it is more likely than not that the DTAs will not be realized. The Company reached this determination based on its cumulative loss position and the uncertainty of future taxable income.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2017 and 2016, was approximately $10.8 million and $12.4 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

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

The Company estimated the fair value of the Employment Agreement Award as of December 31, 2017, at approximately $32.3 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Acquired content is generally amortized on a straight-line method over the term of the license which reflects the estimated usage. For certain content for which the pattern of usage is accelerated, amortization is based upon the actual usage. Amortization of content assets is recorded in the consolidated statement of operations as programming and technical expenses.

The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). In accordance with ASC 926, content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated advertising and affiliate revenues for the current period represent in relation to the estimated remaining total lifetime revenues as of the beginning of the current period.  Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.  As a result of this review, the Company made a revision to the estimated remaining forecasted revenues for certain content assets which increased the programming life of content assets resulting in a reduction of amortization expense of approximately $8.9 million for the year ended December 31, 2017.  There was no significant change in forecasted revenues for programming assets during the year ended December 31, 2016.

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

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

Capital and Commercial Commitments

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. We also have $275.0 million outstanding in our 2020 Notes and we have $350.0 million outstanding in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

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

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including Broadcast Music, Inc. (“BMI”), the Society of European Stage Authors and Composers (“SESAC”) and, the American Society of Composers, Authors and Publishers (“ASCAP”).   Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. While the RMLC continues to pursue resolution with BMI, the RMLC has advised operators to make payments to BMI as invoiced by BMI anticipating retroactive discount likely to be applied. In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $8.8 million and $8.7 million during the years ended December 31, 2017 and 2016, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  GMR has agreed to offer all commercial broadcasters, the opportunity to extend their existing interim licenses until September 30, 2018.  GMR will offer these interim license extensions on the same terms as each broadcaster’s existing interim license, except for the new end date.

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 30, 2018. Management, at this time, cannot reasonably determine the period when and if, the put right will be exercised by the noncontrolling interest shareholders.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	2018	2019	2020	2021	2022	2023 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$25,438	$25,438	$277,826	$—	$—	$—	$328,702
7.375% Senior Subordinated Notes(1)	25,813	25,813	25,813	25,813	357,529	—	460,781
Credit facilities(2)	23,986	24,806	25,266	25,712	25,813	335,754	461,337
Other operating contracts/agreements(3)	67,251	31,518	24,254	22,112	14,254	62,655	222,044
Operating lease obligations	11,969	11,141	10,504	9,104	8,271	24,065	75,054
Comcast Note	1,243	12,086	—	—	—	—	13,329
Total	$155,700	$130,802	$363,663	$82,741	$405,867	$422,474	$1,561,247

(1)	Includes interest obligations based on effective interest rates on senior subordinated and secured notes outstanding as of December 31, 2017.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2017.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2017, the Company had letters of credit totaling $738,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Urban One required by this item are filed with this report on Pages F-1 to F-40.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part IV, Item 15 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

(c) Changes in internal control over financial reporting

During the year ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Urban Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Exhibit 3.1 to Urban One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of April 25, 2017, of the Amended and Restated Certificate of Incorporation of Urban One, Inc., dated as of April 25, 2017, as filed with the State of Delaware on April 25, 2017 (incorporated by reference to Exhibit 3.1 to Urban One’s Current Report on Form 8-K filed May 8, 2017).
3.2	Amended and Restated By-laws of Urban One, Inc. amended as of August 7, 2009 (incorporated by reference to Exhibit 3.1 to Urban One’s Current Report on Form 8-K filed May 8, 2017).
3.3	Certificate of Conversion of Bell Broadcasting Company into Bell Broadcasting Company LLC (incorporated by reference to Exhibit 3.13 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
3.4	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.32 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.60 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.30 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.59 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.18 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.53 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).

3.10	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.11	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Exhibit 3.16 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Exhibit 3.19 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Bylaws of Interactive One, Inc. (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Exhibit 3.21 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Exhibit 3.22 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.43 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.17	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.70 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Certificate of Conversion of Radio One Cable Holdings, Inc.to Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.19 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.19	Certificate of Conversion of formation of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.20	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Exhibit 3.27 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Limited Liability Company Agreement of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.22	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC (incorporated by reference to Exhibit 3.28 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.44 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.26	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.71 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.27	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Exhibit 3.23 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.28	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Exhibit 3.56 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.29	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.51 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Exhibit 3.9 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Exhibit 3.48 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.35 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.63 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.38 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.66 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.37 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).

3.40	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.65 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.39 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.67 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Formation of IO Acquisition Sub, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.44	Certificate of Amendment to Certificate of Formation of BossipMadameNoire, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Current Report on Form 8-K, filed May 8, 2017).
3.45	Limited Liability Company Agreement of BossipMadameNoire, LLC (formerly IO Acquistion Sub and incorporated by reference to Exhibit 3.47 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.46	Certificate of Formation of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.48 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.47	Limited Liability Company Agreement of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.49 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.48	Certificate of Formation of Radio One Entertainment Holdings, LLC (incorporated by reference to Exhibit 3.50 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.49	Limited Liability Company Agreement of Radio One Entertainment Holdings, LLC (incorporated by reference to Exhibit 3.51 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.50	Certificate of Conversion of Gaffney Broadcasting, LLC (incorporated by reference to Exhibit 3.52 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.51	Certificate of Incorporation of Reach Media, Inc. (incorporated by reference to Exhibit 3.53 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.52	Bylaws of Reach Media, Inc. (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.53	Certificate of Formation of RO One Solution, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
4.1	Indenture, dated as of April 17, 2015, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 7.375% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed April 23, 2015).
4.2	Indenture, dated as of February 10, 2014, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 9.25% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed February 10, 2014).
4.3	Supplemental Indenture dated as of April 30, 2014, among Gaffney Broadcasting, Incorporated, a subsidiary of Radio One, Inc., Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.13 to Urban One’s Quarterly Report on Form 10-Q filed May 9, 2014).
4.4	Second Supplemental Indenture dated as of February 13, 2015, among Radio One Urban Network Holdings, LLC, a Delaware limited liability company, IO Acquisition Sub, LLC, a Delaware limited liability company, each a subsidiary of Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture. (incorporated by reference to Exhibit 4.4 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
4.5	Third Supplemental Indenture dated as of March 26, 2015 (this “Supplemental Indenture”), by and between Radio One, Inc., a Delaware corporation (the “Company”), the Other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.12 to Urban One’s Current Report on Form 8-K filed April 1, 2015).
4.6	Fourth Supplemental Indenture dated as of April 17, 2015, among TV One, LLC, Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.23 to Urban One’s Current Report on Form 8-K filed April 23, 2015).
10.1	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference 4.1 Urban One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.2	Credit Agreement, dated April 18, 2017, by and among Radio One Inc., Various Lenders and Guggenheim Securities Credit Partners, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 21, 2017).
10.3	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Urban One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.4	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated October 9, 2014 (incorporated by reference to Exhibit 10.12 to Urban One’s Current Report on Form 8-K filed November 4, 2014).

10.5	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.6	Terms of Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III approved September 30, 2014 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 6, 2014).
10.7	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.8	Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 30, 2014 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 6, 2014).
10.9	Credit Agreement, dated as of April 21, 2016, among Radio One, Inc., the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 27, 2016).
10.10	Extension Agreement attaching to and made a part of Employment Agreement by and between Radio One, Inc. and Peter D. Thompson (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 27, 2016).
21.1	Subsidiaries of Urban One, Inc.*
23.1	Consent of BDO USA, LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL.*

*Indicates document filed herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2018.

URBAN One, Inc.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2018.

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

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on Internal Control over Financial Reporting

We have audited Urban One, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Urban One, Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedule and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

McLean, Virginia

March 16, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Urban One, Inc. (the Company) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedule, collectively referred to as the consolidated financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2016.

McLean, Virginia

March 16, 2018

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,009	$45,812
Restricted cash	802	969
Trade accounts receivable, net of allowance for doubtful accounts of $8,071 and $6,991, respectively	111,596	104,351
Prepaid expenses	9,013	7,902
Current portion of content assets	37,549	35,854
Other current assets	3,766	4,772
Total current assets	199,735	199,660
CONTENT ASSETS, net	74,508	66,822
PROPERTY AND EQUIPMENT, net	25,181	24,851
GOODWILL	262,894	258,284
RADIO BROADCASTING LICENSES	614,535	643,449
OTHER INTANGIBLE ASSETS, net	94,055	116,600
OTHER ASSETS	45,847	49,120
Total assets	$1,316,755	$1,358,786
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$8,127	$7,555
Accrued interest	15,428	16,691
Accrued compensation and related benefits	8,648	15,199
Current portion of content payables	17,891	22,872
Other current liabilities	27,236	26,647
Current portion of long-term debt	3,500	3,500
Total current liabilities	80,830	92,464
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	967,166	1,002,736
CONTENT PAYABLES, net of current portion	21,879	16,135
OTHER LONG-TERM LIABILITIES	44,853	33,434
DEFERRED TAX LIABILITIES, net	148,592	272,733
Total liabilities	1,263,320	1,417,502

REDEEMABLE NONCONTROLLING INTERESTS	10,780	12,410

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2017 and 2016	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,641,632 and 1,693,099 shares issued and outstanding as of December 31, 2017 and 2016, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2017 and 2016	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of December 31, 2017 and 2016	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,014,121 and 41,159,474 shares issued and outstanding as of December 31, 2017 and 2016, respectively	41	41
Additional paid-in capital	983,582	981,688
Accumulated deficit	(940,976)	(1,052,863)
Total stockholders’ equity (deficit)	42,655	(71,126)
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,316,755	$1,358,786

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
	(In thousands, except share data)

NET REVENUE	$440,041	$456,219
OPERATING EXPENSES:
Programming and technical	130,417	134,000
Selling, general and administrative, including stock-based compensation of $802 and $306, respectively	148,725	147,905
Corporate selling, general and administrative, including stock-based compensation of $3,845 and $3,104, respectively	45,016	50,636
Depreciation and amortization	34,016	34,247
Impairment of long-lived assets	29,148	1,287
Total operating expenses	387,322	368,075
Operating income	52,719	88,144
INTEREST INCOME	200	214
INTEREST EXPENSE	79,420	81,636
LOSS (GAIN) ON RETIREMENT OF DEBT	5,219	(2,646)
GAIN ON SALE-LEASEBACK	(14,411)	—
OTHER INCOME, net	(6,608)	(928)
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(10,701)	10,296
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(123,163)	9,580
CONSOLIDATED NET INCOME	112,462	716
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	575	1,139
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$111,887	$(423)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income (loss) attributable to common stockholders	$2.37	$(0.01)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income (loss) attributable to common stockholders	$2.25	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,169,682	47,924,609
Diluted	49,632,884	47,924,609

The accompanying notes are an integral part of these consolidated financial statements.

F-4

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Years Ended December 31,
	2017	2016
	(In thousands)
COMPREHENSIVE INCOME	$112,462	$716
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	575	1,139
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$111,887	$(423)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For The Years Ended December 31, 2016 and 2017

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total (Deficit) Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2015	$—	$2	$3	$3	$42	$983,847	$(1,055,721)	$(71,824)
Consolidated net loss	—	—	—	—	—	—	(423)	(423)
Tax impact of increased ownership of TV One	—	—	—	—	—	—	3,281	3,281
Stock-based compensation expense	—	—	—	—	—	3,410	—	3,410
Conversion of 410,808 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—
Repurchase of 1,585,703 shares of Class D common stock	—	—	—	—	(1)	(3,583)	—	(3,584)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(1,986)	—	(1,986)
BALANCE, as of December 31, 2016	$—	$2	$3	$3	$41	$981,688	$(1,052,863)	$(71,126)
Consolidated net income	—	—	—	—	—	—	111,887	111,887
Stock-based compensation expense	—	—	—	—	2	4,645	—	4,647
Conversion of 51,467 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—
Repurchase of 2,408,198 shares of Class D common stock	—	—	—	—	(2)	(4,956)	—	(4,958)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	2,205	—	2,205
BALANCE, as of December 31, 2017	$—	$2	$3	$3	$41	$983,582	$(940,976)	$42,655

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net income	$112,462	$716
Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	34,016	34,247
Amortization of debt financing costs	3,611	5,272
Amortization of content assets	44,219	52,511
Amortization of launch assets	432	142
Deferred income taxes	(124,141)	9,114
Impairment of long-lived assets	29,148	1,287
Stock-based compensation	4,647	3,410
Loss (gain) on retirement of debt	5,219	(2,646)
Gain on sale-leaseback	(14,411)	—
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	(7,245)	833
Prepaid expenses and other current assets	(1,686)	(1,894)
Other assets	1,068	572
Accounts payable	572	(909)
Accrued interest	(1,263)	(675)
Accrued compensation and related benefits	(6,551)	2,270
Other liabilities	2,895	6,238
Payments for content assets	(52,837)	(61,181)
Payment of launch support	(1,848)	(1,058)
Net cash flows provided by operating activities	28,307	48,249
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,445)	(5,164)
Cost method investment	—	(35,000)
Proceeds from sale of radio station	2,000	—
Proceeds from sale-leaseback	25,000	—
Acquisition of digital assets	(5,000)	—
Acquisition of station and broadcasting assets	(2,000)	(2,000)
Net cash flows provided by (used in) investing activities	12,555	(42,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2017 Credit Facility	350,000	—
Debt refinancing costs and original issue discount	(8,860)	(421)
Repayment of 2020 Notes	(38,639)	(17,174)
Payment of dividends to noncontrolling interest members of Reach Media	—	(2,001)
Repayment of 2017 Credit Facility	(2,625)	—
Repayment of 2015 Credit Facility	(344,750)	(3,500)
Repurchase of common stock	(4,958)	(3,584)
Net cash flows used in financing activities	(49,832)	(26,680)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,970)	(20,595)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	46,781	67,376
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$37,811	$46,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$77,073	$77,038
Income taxes, net of refunds	$540	$475

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Urban One, Inc., a Delaware corporation, and its subsidiaries, (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2017, we owned and/or operated 56 broadcast stations located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its newly developed Cassius and newly acquired Bossip, HipHopWired and MadameNoire digital platforms and brands. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. (See Note 15 – Segment Information.)

Effective May 5, 2017, the Company changed its corporate name from “Radio One, Inc.” to “Urban One, Inc.” to have a name more reflective of our multi-media business operations and strategy.  Our core radio broadcasting franchise continues to operate under the brand “Radio One.”  We also continue to retain our other brands, such as TV One, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

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

(c)  Principles of Consolidation

The consolidated financial statements include the accounts and operations of Urban One and subsidiaries in which Urban One has a controlling financial interest, which is generally determined when the Company holds a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests have been recognized where a controlling interest exists, but the Company owns less than 100% of the controlled entity.

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

(g)  Impairment of Long-Lived Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future discounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2017 and 2016 and concluded that no impairment to the carrying value of these assets was required.

(h)  Financial Instruments

Financial instruments as of December 31, 2017 and 2016, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2017 and 2016, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes, which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $275.0 million and fair value of approximately $257.8 million as of December 31, 2017. The 2020 Notes had a carrying value of approximately $315.0 million and fair value of approximately $283.5 million as of December 31, 2016. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $348.3 million as of December 31, 2017. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $344.8 million as of December 31, 2016. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The $350.0 million senior secured credit facility (the “2015 Credit Facility) had a carrying value of approximately $344.8 million and fair value of approximately $346.5 million as of December 31, 2016. The fair values of the 2015 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a new $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $347.4 million and fair value of approximately $340.4 million as of December 31, 2017. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of December 31, 2017 and 2016. The fair value of the Comcast Note was approximately $11.9 million as of December 31, 2017 and 2016. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date.

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

(j)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast, and the revenue is reported net of agency and outside sales representative commissions, in accordance with ASC 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $25.2 million and $27.5 million, for the years ended December 31, 2017 and 2016, respectively.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. For our cable television segment, agency and outside sales representative commissions were approximately $13.9 million and $15.6 million for the years ended December 31, 2017 and 2016, respectively.

(k) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. TV One paid approximately $1.8 million and $1.1 million of launch support for the years ended December 31, 2017 and 2016. The weighted-average amortization period for launch support was approximately 9.5 years as of December 31, 2017, and approximately 9.4 years as of December 31, 2016. The remaining weighted-average amortization period for launch support is 7.1 years and 8.0 years as of December 31, 2017, and 2016, respectively. For the years ended December 31, 2017 and 2016, launch support asset amortization of $432,000 and $142,000, respectively, was recorded as a reduction of revenue. Launch assets are included in other intangible assets on the consolidated balance sheets.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2017	2016
	(In thousands)
Launch assets	$3,632	$1,784
Less: Accumulated amortization	(635)	(203)
Launch assets, net	$2,997	$1,581

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2018 through 2022 is as follows:

(In thousands)
2018	$422
2019	$422
2020	$422
2021	$422
2022	$422

(l)  Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2017 and 2016, barter transaction revenues were approximately $2.3 million and $2.1 million, respectively. Additionally, for the years ended December 31, 2017 and 2016, barter transaction costs were reflected in programming and technical expenses of approximately $2.1 million and $1.9 million, respectively, and selling, general and administrative expenses of approximately $162,000 and $162,000, respectively.

(m)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(n)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the years ended December 31, 2017 and 2016, were approximately $22.7 million and $20.9 million, respectively.

(o)  Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Under ASC 740, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company has provided a valuation allowance on certain of its net deferred tax assets where it is more likely than not such assets will not be realized. The Company maintains certain deferred tax liabilities that cannot be used to offset deferred tax assets and, therefore, does not consider these attributes in evaluating the realizability of its deferred tax assets. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

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

(q)  Segment Reporting and Major Customers

In accordance with ASC 280, “Segment Reporting,” and given its diversification strategy, the Company has determined it has four reportable segments:  (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These four segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure. Effective January 1, 2017, the Company changed its reportable segment disclosures. Along with the results of Interactive One, all digital components from our reportable segments are a part of a newly formed reportable segment called “Digital”. This new reportable segment better reflects the manner in which we manage our business and better reflects our operational structure. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications occurred among all segments.

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

No single customer accounted for over 10% of our consolidated net revenues during any of the years ended December 31, 2017 and 2016.

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

All stock options and restricted stock awards were excluded from the diluted calculation for the year ended December 31, 2016, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

Year ended December 31, 2016
Stock options	3,700
Restricted stock awards	1,226

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

As of December 31, 2017, and December 31, 2016, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2017
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,580	—	—	$1,580
Employment agreement award (b)	32,323	—	—	32,323
Total	$33,903	$—	$—	$33,903

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,780	$—	$—	$10,780

As of December 31, 2016
Liabilities subject to fair value measurement:
Employment agreement award (b)	$26,965	$—	$—	$26,965

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$12,410	$—	$—	$12,410

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

There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2017 and 2016. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2016 and 2017:

	Contingent Consideration	Incentive Award Plan*	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2015	$—	$1,506	$20,915	$11,286
Dividends paid to redeemable noncontrolling interests	—	—	—	(2,001)
Net income attributable to redeemable noncontrolling interests	—	—	—	1,139
Distribution	—	(1,480)	(1,800)	—
Change in fair value	—	(26)	7,850	1,986
Balance at December 31, 2016	$—	$—	$26,965	$12,410
Variable consideration at acquisition date	2,203	—	—	—
Net income attributable to redeemable noncontrolling interests	—	—	—	575
Distribution	(397)	—	(3,101)	—
Change in fair value	(226)	—	8,459	(2,205)
Balance at December 31, 2017	$1,580	$—	$32,323	$10,780

The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2017	$226	$—	$(8,459)	$—
The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2016	$—	$26	$(7,850)	$—

* The incentive award plan liability included in the table above was measured at fair value on a recurring basis and final distribution took place during 2016. During 2016, a new incentive award plan was established and the liability associated with the plan is no longer measured at fair value and therefore the liability is not included in the table above.

Losses and income included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the employment agreement award and included as selling, general and administrative expenses for contingent consideration for the years ended December 31, 2017 and 2016.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant	As of December 31, 2017	As of December 31, 2016
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Contingent consideration	Monte Carol Simulation	Expected volatility	36.9%	N/A
Contingent consideration	Monte Carol Simulation	Discount Rate	16.0%	N/A
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company recorded an impairment charge of approximately $29.1 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively, related to radio broadcasting licenses.

As of December 31, 2017, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $262.9 million and $614.5 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2017, the Company recorded impairment charges totaling approximately $29.1 million related to our Houston and Columbus radio broadcasting licenses. For the year ended December 31, 2016, the Company recorded impairment charges totaling approximately $1.3 million related to our Columbus radio broadcasting licenses. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

(v) Investments

Cost Method

On April 10, 2015, the Company made its initial minimum $5 million investment and invested in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $6.1 million and $419,000, for the years ended December 31, 2017 and 2016, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review. The Company reviewed the investment during 2017 and 2016 and concluded that no impairment to the carrying value was required.

(w) Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Acquired content is generally amortized on a straight-line basis over the term of the license which reflects the estimated usage. For certain content for which the pattern of usage is accelerated, amortization is based upon the actual usage. Amortization of content assets is recorded in the consolidated statement of operations as programming and technical expenses.

The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). In accordance with ASC 926, content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated advertising and affiliate revenues for the current period represent in relation to the estimated remaining total lifetime revenues as of the beginning of the current period.  Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.  As a result of this review, the Company made a revision to the estimated remaining forecasted revenues for certain content assets which increased the programming life of content assets resulting in a reduction of amortization expense of approximately $8.9 million for the year ended December 31, 2017.  There was no significant change in forecasted revenues for programming assets during the year ended December 31, 2016.

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company recorded an impairment and recorded additional amortization expense of $0 and approximately $2.9 million, as a result of evaluating its contracts for recoverability for the years ended December 31, 2017 and 2016, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(x) Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved a deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017. The FASB issued several amendments subsequently that clarified several aspects of the new revenue standard, but did not modify its core principle. The Company has completed its evaluation of the impact from adopting the new standard on its financial reporting and disclosures, and adopted the amended accounting guidance as of January 1, 2018 using the modified retrospective method. As part of this process, the Company has completed the following steps: (1) reviewed and assessed its business operations and identified its major revenue streams, which are comprised of radio spot advertising revenue, cable television spot advertising revenue, cable television affiliate revenue, event revenue and digital advertising; (2) reviewed the related contractual terms for each of these significant revenue streams; and (3) developed an implementation plan to ascertain the required revenue recognition changes applicable to this new standard. The performance obligations associated with its spot and digital advertising streams are the obligation to air or deliver the spots; for cable television affiliate revenue, the performance obligation is the granting of a license to the affiliate to access the Company’s television programming content through the license period, for which the Company earns a usage based royalty when the usage occurs. For event advertising, the performance obligation is satisfied at a point in time when the activity associated with the event is completed. The changes necessitated include updating the Company’s accounting policies, determining the impact on financial reporting and disclosure and documenting the impact to internal financial and operation processes and related control environment. Based on its assessment, the Company has concluded that there will not be a material impact on our consolidated financial statements, but disclosures related to revenue recognition will be expanded.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 aims to simplify the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to ASU 2015-03, debt issuance costs were presented as a deferred charge under GAAP. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company early adopted ASU 2015-03 during the year ended December 31, 2015, resulting in approximately $7.4 million of net debt issuance costs presented as a direct reduction to the Company’s long-term debt in the consolidated balance sheet as of December 31, 2015. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which allows companies to continue to defer and present debt issuance costs as an asset that is amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU 2015-15 on January 1, 2016, and capitalized $421,000 of debt issuance costs for the year ended December 31, 2016, associated with its line of credit arrangement.

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

(y) Related Party Transactions

Reach Media operates the Tom Joyner Fantastic Voyage (the “Fantastic Voyage”), a fund raising event for the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse the Company for all related expenses, and that the Foundation pay a fee plus a performance bonus to Reach Media. The fee is up to the first $1.0 million after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 50% to Reach Media of any excess over $1.25 million. Reach Media’s earnings for the Fantastic Voyage may not exceed $1.7 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues. Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. As of December 31, 2017 and 2016, the Foundation owed Reach Media approximately $1.1 million and $426,000, respectively, under the agreement for operations on the cruises.

For the year ended December 31, 2017, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $9.0 million, $7.3 million, and $1.7 million, respectively; for the year ended December 31, 2016, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $8.9 million, $7.9 million, and $1.0 million, respectively. The Fantastic Voyage took place during the second quarters of both 2017 and 2016.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media related events. Under these arrangements, as of December 31, 2017, the Foundation and Limited owed $26,000 and $4,000 to Reach Media, respectively. As of December 31, 2016, the Foundation and Limited owed $10,000 and $7,000 to Reach Media, respectively.

On October 2, 2017, Karen Wishart began employment with the Company as an Executive Vice President. Ms. Wishart has taken the place of Linda Vilardo as Chief Administrative Officer effective after Ms. Vilardo’s last day of employment, which was December 31, 2017. Effective January 1, 2018, Ms. Wishart became a named executive officer of the Company for reporting purposes. Ms. Wishart is employed as an Executive Vice President and, effective January 1, 2018, as Chief Administrative Officer of the Company and as a Vice President of each of the Company’s subsidiaries. Ms. Wishart owns a controlling interest in a temporary staffing and recruiting services firm. During the years ended December 31, 2017 and 2016, the Company paid the staffing and recruiting services firm $425,000 and $140,000, respectively. Subsequent to Ms. Wishart’s hiring on October 2, 2017, the staffing firm ceased providing new staffing and/or recruiting services to the Company. However, exiting personnel in place were allowed to conclude their contracts.

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

On November 12, 2015, the Company entered into a two-station “local marketing agreement” (“LMA”) with Wilks Broadcasting Group for 95.5 FM-WZOH and 107.1 FM-WHOK. While under the LMA, the stations were a variable interest entity (“VIE”) for which we were not the primary beneficiary based on the fact that we did not have the power to direct the activities of the VIE that most significantly impacted its economic performance. The Company also entered into an asset purchase agreement to acquire the stations. This acquisition doubled the size of the previously two-station urban music cluster in Columbus, Ohio. The Company completed the acquisition of the stations on February 3, 2016, and as a result of the acquisition, the stations are no longer treated as a VIE. Total consideration paid was approximately $2.0 million. The Company’s final purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.5 million to radio broadcasting licenses, $861,000 to property and equipment, $84,000 to other intangible assets, offset by an unfavorable lease liability of $443,000.

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

On April 28, 2017, the Company acquired certain assets constituting the websites and brands Bossip, HipHopWired and MadameNoire from Moguldom Media Group, LLC. The assets were integrated into the Company’s digital segment. The consideration for the assets was a $5 million payment at closing, with further potential earn-out payments of up to $5 million over the next 4 years contingent upon performance. Total cash consideration paid at closing was approximately $5.0 million. The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of $22,000 to property and equipment, approximately $1.2 million to brand and trade names, $4.6 million to goodwill, $1.4 million to customer relationships and $322,000 to other intangible assets, offset by estimated contingent consideration of approximately $2.2 million and other liabilities of $263,000.

On August 3, 2017, the Company sold the assets of its Detroit WCHB-AM station for $2.0 million and recognized an immaterial loss on the sale of the station during the year ended December 31, 2017.

3.	PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2017	2016	Useful Lives
	(In thousands)
Land and improvements	$2,391	$2,830	—
Buildings	2,660	1,264	31 years
Transmitters and towers	40,343	39,266	7-15 years
Equipment	59,024	57,218	3-7 years
Furniture and fixtures	10,354	10,153	6 years
Software and web development	25,398	23,679	3 years
Leasehold improvements	24,543	24,248	Lease Term
Construction-in-progress	184	135	—
	164,897	158,793
Less: Accumulated depreciation and amortization	(139,716)	(133,942)
Property and equipment, net	$25,181	$24,851

Repairs and maintenance costs are expensed as incurred.

4.	GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

We have historically made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2017 and 2016, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $29.1 million and $1.3 million, respectively.

2017 Interim Impairment Testing

For the second and third quarters in 2017, the total market revenue growth for certain markets in which we operate was below that used in our prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2017 and September 30, 2017. During the second and third quarters of 2017, the Company recognized impairment of approximately $12.7 million and $16.4 million, respectively, related to its Columbus and Houston radio broadcasting licenses. During the second and third quarters of 2017, we identified an impairment indicator at certain of our radio markets, and as such, we performed an interim impairment analysis for certain radio market goodwill as of June 30, 2017 and September 30, 2017. There was no impairment identified as part of this testing. During the second and third quarters of 2017, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Our interim impairment testing indicated that the carrying value for Reach Media’s goodwill was not impaired.

2017 Annual Impairment Testing

We completed our 2017 annual impairment assessment as of October 1, 2017. Our 2017 annual impairment testing indicated the carrying values for our goodwill attributable to Reach Media, TV One, digital and our radio broadcasting segments were not impaired.

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

2016 Annual Impairment Testing

We completed our 2016 annual impairment assessment as of October 1, 2016. Our 2016 annual impairment testing indicated the carrying values for our goodwill attributable to Reach Media, TV One, digital and our radio broadcasting segments were not impaired. The Company recorded an impairment charge of approximately $1.3 million related to our Columbus radio broadcasting licenses.

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

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing where an impairment charge was recorded since October 2016. The Company recorded an impairment charge of approximately $29.1 million related to our Columbus and Houston radio broadcasting licenses during the year ended December 31, 2017. The Company recorded an impairment charge of approximately $1.3 million related to our Columbus radio broadcasting licenses during the year ended December 31, 2016.

Radio Broadcasting	October 1,	September 30,	June 30,	October 1,
Licenses	2017	2017 (a)	2017 (a)	2016
Impairment charge (in millions)	$–	$16.4	$12.7	$1.3

Discount Rate	9.0%	9.0%	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(5.0)% – 1.4%	(5.0)% – 2.0%	1.0% – 2.0%	1.0% – 2.4%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	6.8% – 25.4%	6.9% – 25.8%	6.9% – 15.3%	6.9% – 25.8%
Mature Operating Profit Margin Range	30.9% – 46.9%	31.0% – 47.0%	31.6% – 47.0%	30.5% – 51.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $614.5 million as of December 31, 2017. The units of accounting reflected in the table below are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of	Net	As of
Unit of Accounting	December 31, 2016	Increase (Decrease)	December 31, 2017
	(In thousands )
Unit of Accounting 2	$3,086	$–	$3,086
Unit of Accounting 7	16,081	(1,333)	14,748
Unit of Accounting 5	16,100	–	16,100
Unit of Accounting 4	16,142	–	16,142
Unit of Accounting 15	20,736	–	20,736
Unit of Accounting 14	20,434	336	20,770
Unit of Accounting 11	21,135	–	21,135
Unit of Accounting 6	22,642	–	22,642
Unit of Accounting 9	34,270	(1,395)	32,875
Unit of Accounting 13	47,846	–	47,846
Unit of Accounting 12	49,663	–	49,663
Unit of Accounting 16	52,965	1,293	54,258
Unit of Accounting 8	62,015	–	62,015
Unit of Accounting 1	93,394	–	93,394
Unit of Accounting 10	166,940	(27,815)	139,125
Total	$643,449	$(28,914)*	$614,535

* The amount listed is net of additions, dispositions and impairment charges.

Our licenses expire at various dates through August 1, 2022.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 18 reporting units as of our October 2017 annual impairment assessment, consisting of each of the 15 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit.

We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units. We did not identify any goodwill impairment during the years ended December 31, 2017 and 2016.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all annual impairment assessments performed since October 2016.

Goodwill (Radio Market	October 1,	October 1,
Reporting Units)	2017 (a)	2016 (a)

Impairment charge (in millions)	$—	$—

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(8.4)% – 46.6%	(9.4)% – 29.4%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	8.0% – 18.2%	8.1% - 18.4%
Mature Operating Profit Margin Range	25.1% – 50.1%	26.3% - 53.8%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual assessments performed and interim impairment testing where an impairment charge was recorded since October 2016. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on the on-air personality Tom Joyner. As a result of our impairment assessments, the Company concluded that goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2017	2016

Impairment charge (in millions)	$—	$—

Discount Rate	10.5%	10.5%
Year 1 Revenue Growth Rate	(11.3)%	(0.3)%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	13.5% - 15.9%	15.1% – 17.5%

Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2016. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. The net revenue, cash flow projections and internal projections have been revised for the October 1, 2016 annual testing due to a new, more centralized management of its digital segment. Effective January 1, 2017, the Company changed its reportable segment disclosures to better reflect our operating strategy. The Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in 2017 and 2016.

	October 1,	October 1,
Digital Segment Goodwill	2017	2016

Impairment charge (in millions)	$—	$—

Discount Rate	13.0%	12.5%
Year 1 Revenue Growth Rate	24.1%	9.8%
Long-term Revenue Growth Rate (Years 6 – 10)	2.4% - 4.3%	3.0% - 8.4%
Operating Profit Margin Range	(1.5)% - 17.0%	(9.8)% - 20.3%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2016. As a result of the testing performed in 2017 and 2016, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2017	2016

Impairment charge (in millions)	$—	$—

Discount Rate	11.0%	11.0%
Year 1 Revenue Growth Rate	4.8%	7.4%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.3% - 2.7%	2.3% - 2.9%
Operating Profit Margin Range	42.2% - 45.9%	40.2% - 44.3%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 18 reporting units. The other six remaining reporting units had no goodwill carrying value balances as of December 31, 2017.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments during 2017 and 2016:

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Net goodwill at December 31, 2016	$70,427	$14,354	$8,459	$165,044	$258,284
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Additions	47	—	4,563	—	4,610
Impairments	—	—	—	—	—
Net goodwill at December 31, 2017	$70,474	$14,354	$13,022	$165,044	$262,894

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2017 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill, radio broadcasting licenses and the unamortized brand name, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

				Remaining
				Weighted-
				Average
	As of December 31,		Period of	Period of
	2017	2016	Amortization	Amortization
	(In thousands)
Trade names	$17,378	$17,344	2-5 Years	3.0 Years
Intellectual property	9,531	9,531	4-10 Years	0.0 Years
Affiliate agreements	178,986	178,986	8 Years	1.3 Years
Acquired income leases	127	127	3-15 Years	12.1 Years
Advertiser agreements	46,583	44,871	2-12 Years	5.1 Years
Favorable office and transmitter leases	2,097	2,097	2-60 Years	40.0 Years
Brand names	4,013	2,853	10 Years	7.7 Years
Brand names - unamortized	39,690	39,690	Indefinite	—
ABL facility debt costs	421	421	Debt term	3.3 Years
Launch assets	3,632	1,784	Contract length	7.1 Years
Other intangibles	675	609	1-5 Years	3.1 Years
	303,133	298,313
Less: Accumulated amortization	(209,078)	(181,713)
Other intangible assets, net	$94,055	$116,600		4.8 Years

Amortization expense of intangible assets for the years ended December 31, 2017 and 2016 was approximately $26.9 million and $26.2 million, respectively.

The Company’s affiliation agreements have expiration dates ranging from September 2020 to June 2026.

The following table presents the Company’s estimate of amortization expense for the years 2018 through 2022 for intangible assets:

(In thousands)
2018	$26,641
2019	$10,722
2020	$3,856
2021	$3,620
2022	$3,605

The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.	CONTENT ASSETS:

The gross cost and accumulated amortization of content assets is as follows:

	As of December 31,		Period of
	2017	2016	Amortization
	(In thousands)
Produced content assets:
Completed	$283,956	$249,561
In-production	14,703	13,685
Licensed content assets acquired:
Acquired	25,946	51,223
Content assets, at cost	324,605	314,469	1-5 Years
Less: Accumulated amortization	(212,548)	(211,793)
Content assets, net	112,057	102,676
Current portion	(37,549)	(35,854)
Noncurrent portion	$74,508	$66,822

Future estimated content amortization expense related to agreements entered into as of December 31, 2017, for years 2018 through 2022 is as follows:

(In thousands)
2018	$37,549
2019	$26,741
2020	$16,774
2021	$11,189
2022	$4,893

Future estimated content amortization expense is not included for in-production content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2017, are as follows:

(In thousands)
2018	$17,895
2019	$7,970
2020	$6,345
2021	$4,693
2022	$2,710

6.	INVESTMENTS:

Cost Method

On April 10, 2015, the Company made its initial minimum $5 million investment and invested in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company made an additional $35 million to complete its investment. This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $6.1 million and $419,000, for the years ended December 31, 2017 and 2016, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review. The Company reviewed the investment during 2017 and 2016 and concluded that no impairment to the carrying value was required.

7.	OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2017	2016
	(In thousands)
Deferred revenue	$9,070	$8,693
Deferred barter revenue	1,730	1,337
Deferred rent	764	736
Employment Agreement Award	2,973	2,511
Accrued national representative fees	755	563
Accrued miscellaneous taxes	302	223
Income taxes payable	1,082	689
Tenant allowance	—	115
Deferred gain on sale-leaseback	809	—
Contingent consideration	850	—
Reserve for audience deficiency	4,427	6,521
Other current liabilities	4,474	5,259
Other current liabilities	$27,236	$26,647

8.	DERIVATIVE INSTRUMENTS:

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement Award”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award as of December 31, 2017 and 2016, at approximately $32.3 million and $27.0 million, respectively. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the years ended December 31, 2017 and 2016.

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

9.	LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2017	2016
	(In thousands)
2017 Credit Facility	$347,375	$—
2015 Credit Facility	—	344,750
9.25% Senior Subordinated Notes due February 2020	275,000	315,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	984,247	1,021,622
Less: current portion of long-term debt	3,500	3,500
Less: original issue discount and issuance costs	13,581	15,386
Long-term debt, net	$967,166	$1,002,736

2017 Credit Facilities

On April 18, 2017, the Company closed on a senior secured credit facility (the “2017 Credit Facility”). The 2017 Credit Facility is governed by a credit agreement by and among the Company, the lenders party thereto from time to time and Guggenheim Securities Credit Partners, LLC, as administrative agent, The Bank of New York Mellon, as collateral agent, and Guggenheim Securities, LLC as sole lead arranger and sole book running manager. The 2017 Credit Facility provides for $350 million in term loan borrowings, all of which was advanced and outstanding on the date of the closing of the transaction.

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.31% for 2017.

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

The net proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previous senior secured credit facility and the agreement governing such credit facility (the “2015 Credit Facility”) was terminated on April 18, 2017. The Company recorded a loss on retirement of debt of approximately $7.1 million for the year ended December 31, 2017. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions.

During the year ended December 31, 2017, the Company repaid approximately $2.6 million under the 2017 Credit Facility.

The 2017 Credit Facility contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2017 and the last day of each fiscal quarter thereafter.

(b)	maintaining a senior leverage ratio of no greater than:
▪	5.85 to 1.00 on June 30, 2017 and the last day of each fiscal quarter thereafter.

(c)	limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2017, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of December 31, 2017, the Company had outstanding approximately $347.4 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the year ended December 31, 2017 and 2016, was approximately $3.6 million and $5.3 million, respectively.

2022 Notes and 2015 Credit Facilities

On April 17, 2015, the Company closed a private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “2022 Notes”). The 2022 Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and will mature on April 15, 2022. Interest on the 2022 Notes accrues at the rate of 7.375% per annum and is payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 2022 Notes are guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One.

Prior to its repayment with the 2017 Credit Facility, concurrently with the closing of the 2020 Notes, the Company had entered into the 2015 Credit Facility. The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.32% for 2017 and 5.13% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term were are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the year ended December 31, 2017, the Company repaid $875,000 under the 2015 Credit Facility. The 2015 Credit Facility was terminated on April 18, 2017. During the year ended December 31, 2016, the Company repaid approximately $3.5 million under the 2015 Credit Facility.

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

The 2022 Notes are the Company’s senior secured obligations and rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s 2020 Notes (defined below).  The 2022 Notes and related guarantees are equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 2022 Notes, including any additional notes issued under the Indenture, but are effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 2022 Notes. Collateral includes substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor. Finally, the Company also has the Comcast Note (defined below) which is a general but senior unsecured obligation of the Company.

 On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2017, the Company had letters of credit totaling $738,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of portions of the 2020 Notes (as described below), the semiannual interest payment is approximately $12.7 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended December 31, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 93.625% of par. The Company recorded a net gain on retirement of debt of approximately $1.2 million for the quarter ended December 31, 2017. During the quarter ended September 30, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 96% of par. The Company recorded a net gain on retirement of debt of $690,000 for the quarter ended September 30, 2017. During the quarter ended June 30, 2016, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 86% of par. The Company recorded a gain on retirement of debt of approximately $2.6 million for the quarter ended June 30, 2016. As of December 31, 2017 and 2016, the Company had approximately $275.0 million and $315.0 million, respectively, of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of December 31, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

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

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of December 31, 2017, are as follows:

	Comcast Note due April 2019	2017 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
2018	$—	$3,500	$—	$—	$3,500
2019	11,872	3,500	—	—	15,372
2020	—	3,500	275,000	—	278,500
2021	—	3,500	—	—	3,500
2022	—	3,500	—	350,000	353,500
2023 and thereafter	—	329,875	—	—	329,875
Total Debt	$11,872	$347,375	$275,000	$350,000	$984,247

10.	INCOME TAXES:

A reconciliation of the statutory federal income taxes to the recorded (benefit from) provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2017	2016
	(In thousands)
Statutory tax (@ 35% rate)	$(3,745)	$3,604
Effect of state taxes, net of federal benefit	(203)	534
Effect of state rate and tax law changes	(11,459)	(1,123)
Return to provision adjustments	2,824	2,043
Other permanent items	1,135	739
Non-deductible officer’s compensation	3,048	3,251
Change in entity classification – TV One	—	(3,753)
Change in valuation allowance	(115,919)	(139,797)
Expiring NOLs	50	142,801
Forfeiture of stock-based compensation	861	56
Uncertain tax positions	(27)	1,184
Other	272	41
(Benefit from) provision for income taxes	$(123,163)	$9,580

The components of the (benefit from) provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2017	2016
	(In thousands)
Federal:
Current	$677	$158
Deferred	(125,040)	7,212
State:
Current	301	308
Deferred	899	1,902
(Benefit from) provision for income taxes	$(123,163)	$9,580

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
	(In thousands)
Deferred tax assets/(liabilities):
Allowance for doubtful accounts	$1,979	$2,675
Accruals	2,055	2,446
Fixed assets	1,042	1,419
Stock-based compensation	1,472	1,620
Net operating loss carryforwards	123,029	207,657
Charitable contribution carryforward	—	347
Intangible assets	(150,774)	(241,379)
Partnership interests	(44)	(18)
Qualified film expenditures	(3,470)	(5,568)
Alternative minimum tax credit	971	294
Other	1,018	(437)
Valuation allowance	(125,870)	(241,789)
Net deferred tax liability	$(148,592)	$(272,733)

On December 22, 2017, U.S. Federal tax reform was enacted with the signing of the Tax Cuts and Jobs Act, (the “Act”). Notable provisions of the Act include significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

The SEC issued a Staff Accounting Bulletin No. 118 (“SAB 118”), which allows a provisional estimate when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 allows for adjustments to provisional amounts during a measurement period of up to one year. In accordance with SAB 118, the Company has made reasonable estimates related to the remeasurement of deferred tax balances and other deferred tax adjustments based on provisions of the Act, as follows.

Revaluation of deferred tax assets and liabilities: We estimate a provisional tax benefit of approximately $92.7 million for the remeasurement of deferred taxes as of December 31, 2017 to reflect the reduced tax rate that will apply in future periods when these deferred taxes are settled or realized. Although the tax rate reduction is known, we have collected all the necessary data to complete our analysis of the effect of the Act on the underlying deferred taxes, and as such, the amounts recorded as of December 31, 2017 are provisional.

Valuation allowances: The Company must assess whether its valuation allowance analyses for deferred tax assets are impacted by various elements of the Act. Since the Company has recorded provisional amounts related to certain portions of the Act, any corresponding determination of the need for change in a valuation allowance is also provisional. Prior to 2017, the Company had recorded a valuation allowance for certain of its tax assets that the Company estimated were not more likely than not to be realized. Based on the preliminary review of the impacts of the Act, the Company has recorded a provisional release of valuation allowance for approximately $25.2 million with a corresponding deferred tax benefit.

The Company is continuing to evaluate how the provisions of the Act will be accounted for under ASC 740, “Income Taxes”. The analysis is provisional and is subject to change due to the additional time required to accurately calculate and review the complex tax law. The Company will assess any regulatory guidance that may be issued which could have an impact on the provisional estimates. The Company will continue to gather information and perform additional analysis on these estimates, including, but not limited to, remeasurement of deferred taxes and other deferred tax adjustments until the filing of its associated federal and state income tax returns. Any measurement period adjustments will be reported as a component of provision for incomes taxes in the reporting period the amounts are determined.

As of December 31, 2017, the Company had federal and state net operating loss (“NOL”) carryforward amounts of approximately $872.9 million and $639.2 million, respectively. The state NOLs are applied separately from the federal NOL as the Company generally files separate state returns for each subsidiary. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. During the quarter ended December 31, 2016, the Company performed an Internal Revenue Code (“IRC”) Section 382 study and concluded that there was an ownership shift during calendar year 2009 which resulted in an estimated limitation on our federal and state NOLs for approximately $361.1 million and $262.7 million, respectively. The Company continues to assess potential tax strategies which, if successful, may reduce the impact of the annual limitations and potentially recover NOLs which otherwise would expire. The federal and state NOLs expire from 2018 to 2036.

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company concluded it was more likely than not that the benefit from certain of its deferred tax assets (“DTAs”) would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under GAAP to benefit its DTAs with deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that cannot be scheduled to reverse in the same requisite period. Because the DTLs in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given the current total three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $125.9 million and $241.8 million as of December 31, 2017 and 2016, respectively.

The Company had unrecognized tax benefits of approximately $5.6 million related to state NOLs as of December 31, 2017.

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state NOL positions. As of December 31, 2017, the Company had unrecognized tax benefits of approximately $5.8 million, of which a net amount of approximately $4.5 million, if recognized, would impact the effective tax rate if there was no valuation allowance. The Company estimated $42,000 decrease of unrecognized tax benefits for the year ended December 31, 2017. The Company recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company does not anticipate any significant increases or decreases to the total unrecognized tax benefits within the next twelve months subsequent to December 31, 2017. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016
	(In thousands)

Balance as of January 1	$5,800	$4,036
(Deductions) additions for tax positions related to current years	—	—
(Deductions) additions for tax positions related to prior years	(42)	1,764
Balance as of December 31	$5,758	$5,800

As of December 31, 2017, the Company’s previously open income tax examinations were closed without material adjustments. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2014 through 2017. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2013 through 2017. To the extent that net operating losses are utilized, the year of the loss is open to examination.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of December 31, 2017, the Company had approximately $3.0 million remaining under its most recent and open authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the year ended December 31, 2017, the Company did not repurchase any Class A Common Stock and repurchased 2,039,065 shares of Class D Common Stock in the amount of approximately $4.0 million at an average of $1.95 per share. During the year ended December 31, 2016, the Company did not repurchase any Class A Common Stock and repurchased 1,255,592 shares of Class D Common Stock in the amount of approximately $3.0 million at an average of $2.40 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the year ended December 31, 2017, the Company executed a Stock Vest Tax Repurchase of 369,133 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $2.79 per share. During the year ended December 31, 2016, the Company executed a Stock Vest Tax Repurchase of 330,111 shares of Class D Common Stock in the amount of $568,000 at an average price of $1.72 per share.

Stock Option and Restricted Stock Grant Plan

Our stock option and restricted stock plan currently in effect was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009 (“the 2009 Stock Plan”).  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year.   The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. Most recently, on April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares.  As of December 31, 2017, 4,554,624 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

On October 26, 2015, the Compensation Committee (“Compensation Committee”) of the Board of Directors of the Company awarded David Kantor, Chief Executive Officer, Radio Division, 100,000 restricted shares of the Company’s Class D common stock, and stock options to purchase 300,000 shares of the Company’s Class D common stock. The grants were effective November 5, 2015, and will vest in approximately equal 1/3 tranches on November 5, 2016, November 5, 2017 and November 5, 2018.

On August 7, 2017, the Compensation Committee awarded Catherine Hughes, Founder and Executive Chairperson, 449,630 restricted shares of the Company’s Class D common stock, and stock options to purchase 199,836 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and vested on January 5, 2018.

On August 7, 2017, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 749,383 restricted shares of the Company’s Class D common stock, and stock options to purchase 333,059 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and vested on January 5, 2018.

On August 7, 2017, the Compensation Committee awarded Peter Thompson, Executive Vice President and Chief Financial Officer, 256,579 restricted shares of the Company’s Class D common stock, and stock options to purchase 114,035 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and vested on January 5, 2018.

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

On October 2, 2017, Karen Wishart, our current Chief Administrative Officer, as part of her employment agreement, received an equity grant of 37,500 shares of the Company’s Class D common stock as well as a grant of options to purchase 37,500 shares of the Company’s Class D common stock.  The grants vest in equal increments on each of October 2, 2018, October 2, 2019 and October 2, 2020.

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

Stock-based compensation expense for the years ended December 31, 2017 and 2016, was approximately $4.6 million and $3.4 million, respectively.

The Company granted 1,204,000 stock options during the year ended December 31, 2017. The Company did not grant stock options during the year ended December 31, 2016. The per share weighted-average fair value of options granted during the years ended December 31, 2017 was $1.25.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2017	2016

Average risk-free interest rate	1.81%	—
Expected dividend yield	0.00%	—
Expected lives	6.00 years	—
Expected volatility	65.8%	—

Transactions and other information relating to stock options for the years December 31, 2017 and 2016 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	3,712,000	$2.06	5.20	$733,000
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(12,000)	$10.66
Outstanding at December 31, 2016	3,700,000	$2.03	4.21	$3,675,000
Grants	1,204,000	$1.90
Exercised	—	$—
Forfeited/cancelled/expired	(100,000)	$7.50
Outstanding at December 31, 2017	4,804,000	$1.89	4.90	$795,000
Vested and expected to vest at December 31, 2017	4,707,000	$1.88	4.81	$795,000
Unvested at December 31, 2017	1,304,000	$1.91	9.47	$—
Exercisable at December 31, 2017	3,500,000	$1.88	3.20	$795,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2017, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their in-the-money options on December 31, 2017. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the years ended December 31, 2017 and 2016. The number of options that vested during the year ended December 31, 2017 was 149,999. The number of options that vested during the year ended December 31, 2016 was 505,832.

As of December 31, 2017, $662,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 6.5 months. The weighted-average fair value per share of shares underlying stock options was $1.31 at December 31, 2017.

The Company granted 2,211,378 and 237,728 shares, respectively, of restricted stock during the years ended December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, respectively, 23,256 and 72,728 shares of restricted stock were issued to the Company’s non-executive directors as a part of their compensation packages. Each of the four non-executive directors received 18,182 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2017. Each of the four non-executive directors received 18,182 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2016. All of the restricted stock grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2017 and 2016 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2015	953,000	$2.76
Grants	238,000	$2.22
Vested	(788,000)	$2.80
Forfeited/cancelled/expired	(45,000)	$2.75
Unvested at December 31, 2016	358,000	$2.31
Grants	2,210,000	$1.91
Vested	(265,000)	$2.22
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2017	2,303,000	$1.94

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2017, approximately $1.4 million of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over a weighted-average period of 5.0 months.

12.	PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2017 and 2016.

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

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including Broadcast Music, Inc. (“BMI”), the Society of European Stage Authors and Composers (“SESAC”) and, the American Society of Composers, Authors and Publishers (“ASCAP”).   Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. While the RMLC continues to pursue resolution with BMI, the RMLC has advised operators to make payments to BMI as invoiced by BMI anticipating retroactive discount likely to be applied. In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $8.8 million and $8.7 million during the years ended December 31, 2017 and 2016, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  GMR has agreed to offer all commercial broadcasters, the opportunity to extend their existing interim licenses until September 30, 2018.  GMR will offer these interim license extensions on the same terms as each broadcaster’s existing interim license, except for the new end date.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 14 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets. The future rentals under non-cancelable leases as of December 31, 2017, are shown below.

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

	Operating Lease Agreements	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2018	$11,969	$67,251
2019	11,141	31,518
2020	10,504	24,254
2021	9,104	22,112
2022	8,271	14,254
2023 and thereafter	24,065	62,655
Total	$75,054	$222,044

Of the total amount of other operating contracts and agreements included in the table above, approximately $148.7 million has not been recorded on the balance sheet as of December 31, 2017, as it does not meet recognition criteria. Approximately $13.6 million relates to certain commitments for content agreements for our cable television segment, approximately $27.5 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.

Rent expense included in continuing operations for the years ended December 31, 2017 and 2016 was approximately $12.7 million and $11.9 million, respectively.

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   Beginning in 2018, this annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 30, 2018. Management, at this time, cannot reasonably determine the period when and if, the put right will be exercised by the noncontrolling interest shareholders.

Letters of Credit

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2017, the Company had letters of credit totaling $738,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30(a)	September 30 (a)	December 31 (a)

	(In thousands, except share data)
2017:
Net revenue	$101,289	$117,638	$112,078	$109,036
Operating income	16,453	12,108	3,531	20,627
Net (loss) income	(2,357)	1,010	(7,818)	121,627

Consolidated net (loss) income attributable to common stockholders	(2,313)	802	(7,886)	121,284
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income per share	$(0.05)	$0.02	$(0.17)	$2.63
Consolidated net (loss) income per share attributable to common stockholders	$(0.05)	$0.02	$(0.17)	$2.50
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	47,965,189	47,816,723	46,681,585	46,198,362
Weighted average shares outstanding — diluted	47,965,189	48,237,113	46,681,585	48,527,664

(a)	The net income (loss) from continuing operations for the quarters ended June 30, 2017 and September 30, 2017, includes approximately $12.7 million and $16.4 million, respectively of impairment charges. The net income from continuing operations for the quarter ended June 30, 2017 includes approximately $14.4 million of gain on sale-leaseback. The net income for the quarter ended December 31, 2017 includes a benefit from income taxes of approximately $117.2 million.

	Quarters Ended
	March 31	June 30	September 30	December 31 (a)

	(In thousands, except share data)
2016:
Net revenue	$109,088	$122,719	$110,856	$113,556
Operating income	18,808	27,719	24,533	17,084
Net (loss) income	(3,526)	7,749	(20)	(3,487)

Consolidated net (loss) income attributable to common stockholders	(3,947)	7,314	(423)	(3,367)
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income per share	$(0.08)	$0.15	$(0.01)	$(0.07)
Consolidated net (loss) income per share attributable to common stockholders	$(0.08)	$0.15	$(0.01)	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	48,664,524	48,110,440	47,481,004	47,463,258
Weighted average shares outstanding — diluted	48,664,524	49,279,142	47,481,004	47,463,258

(a)	The net loss from continuing operations for the quarter ended December 31, 2016, includes approximately $1.3 million of impairment charges.

15.	SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure. Effective January 1, 2017, the Company changed its reportable segment disclosures. Along with the results of Interactive One, all digital components from our reportable segments are a part of a newly formed reportable segment called “Digital”. This new reportable segment better reflects the manner in which we manage our business and better reflects our operational structure. Prior period amounts have been reclassified to conform to the current period presentation. These reclassifications occurred among all segments.

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

Detailed segment data for the years ended December 31, 2017 and 2016 is presented in the following table:

	For the Years Ended December 31,
	2017	2016
	(In thousands)
		(As Reclassified)
Net Revenue:
Radio Broadcasting	$176,716	$186,144
Reach Media	45,529	52,310
Digital	30,754	26,231
Cable Television	187,480	191,806
Corporate/Eliminations*	(438)	(272)
Consolidated	$440,041	$456,219

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$111,813	$110,111
Reach Media	41,251	43,314
Digital	32,254	26,576
Cable Television	104,802	115,912
Corporate/Eliminations	34,038	36,628
Consolidated	$324,158	$332,541

Depreciation and Amortization:
Radio Broadcasting	$3,761	$4,349
Reach Media	214	210
Digital	2,153	1,694
Cable Television	26,263	26,224
Corporate/Eliminations	1,625	1,770
Consolidated	$34,016	$34,247

Impairment of Long-Lived Assets:
Radio Broadcasting	$29,148	$1,287
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$29,148	$1,287

Operating income (loss):
Radio Broadcasting	$31,994	$70,397
Reach Media	4,064	8,786
Digital	(3,653)	(2,039)
Cable Television	56,415	49,670
Corporate/Eliminations	(36,101)	(38,670)
Consolidated	$52,719	$88,144

 * Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(438)	$(272)

Capital expenditures by segment are as follows:
Radio Broadcasting	$4,131	$2,927
Reach Media	380	370
Digital	1,213	1,122
Cable Television	275	360
Corporate/Eliminations	1,675	1,246
Consolidated	$7,674	$6,025

	As of
	December 31, 2017	December 31, 2016
	(In thousands)
Total Assets:
Radio Broadcasting	$751,664	$781,450
Reach Media	39,928	37,192
Digital	28,407	17,749
Cable Television	435,031	446,880
Corporate/Eliminations	61,725	75,515
Consolidated	$1,316,755	$1,358,786

16.	SUBSEQUENT EVENTS:

Since January 1, 2018, and through the date of this filing, the Company executed a Stock Vest Tax Repurchase of 567,791 shares of Class D common stock in the amount of approximately $1.0 million at an average price of $1.80 per share. In addition, since January 1, 2018, and through the date of this filing, the Company repurchased 753,955 shares of Class D common stock in the amount of approximately $1.4 million at an average price of $1.87 per share.

The Compensation Committee awarded Catherine Hughes, Chairperson, 474,609 restricted shares of the Company’s Class D common stock, and stock options to purchase 210,937 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and will vest on January 5, 2019.

The Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 791,015 restricted shares of the Company’s Class D common stock, and stock options to purchase 351,562 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and will vest on January 5, 2019.

The Compensation Committee awarded Peter Thompson, Chief Financial Officer, 270,833 restricted shares of the Company’s Class D common stock, and stock options to purchase 120,370 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and will vest on January 5, 2019.

On March 12, 2018, the Company repurchased approximately $11 million of its 2020 Notes at an average price of approximately 97.375% of par.

URBAN ONE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2017 and 2016

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2017	$6,991	$1,664	$—	$584	$8,071
2016	6,899	1,273	—	1,181	6,991

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2017	$241,789	$8,190	$—	$124,109	$125,870
2016	381,586	3,004	—	142,801	241,789

S-1