Form 10-Q
period 2018-03-31
URBAN ONE, INC.
filed 2018-05-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2018
Class A Common Stock, $.001 Par Value	1,641,632
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	41,102,708

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control, that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of adverting;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2017.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$99,621	$101,289
OPERATING EXPENSES:
Programming and technical	32,147	31,897
Selling, general and administrative, including stock-based compensation of $258 and $64, respectively	35,235	34,519
Corporate selling, general and administrative, including stock-based compensation of $1,118 and $69, respectively	10,080	10,108
Depreciation and amortization	8,288	8,312
Impairment of long-lived assets	6,556	—
Total operating expenses	92,306	84,836
Operating income	7,315	16,453
INTEREST INCOME	144	103
INTEREST EXPENSE	19,281	20,346
GAIN ON RETIREMENT OF DEBT	(239)	—
OTHER INCOME, net	(1,901)	(1,321)
Loss before provision for (benefit from) income taxes and noncontrolling interests in income (loss) of subsidiaries	(9,682)	(2,469)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	12,840	(112)
CONSOLIDATED NET LOSS	(22,522)	(2,357)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	33	(44)
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,555)	$(2,313)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.48)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	46,757,386	47,965,189

The accompanying notes are an integral part of these consolidated financial statements.

4

URBAN ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(In thousands)

COMPREHENSIVE LOSS	$(22,522)	$(2,357)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	33	(44)
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,555)	$(2,313)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,958	$37,009
Restricted cash	1,134	802
Trade accounts receivable, net of allowance for doubtful accounts of $8,107 and $8,071, respectively	98,181	111,596
Prepaid expenses	10,964	9,013
Current portion of content assets	34,463	37,549
Other current assets	3,201	3,766
Total current assets	190,901	199,735
CONTENT ASSETS, net	86,327	74,508
PROPERTY AND EQUIPMENT, net	24,347	25,181
GOODWILL	260,182	262,894
RADIO BROADCASTING LICENSES	610,691	614,535
OTHER INTANGIBLE ASSETS, net	87,271	94,055
OTHER ASSETS	45,839	45,847
Total assets	$1,305,558	$1,316,755
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,596	$8,127
Accrued interest	15,545	15,428
Accrued compensation and related benefits	8,756	8,648
Current portion of content payables	26,090	17,891
Other current liabilities	29,720	27,236
Current portion of long-term debt	3,500	3,500
Total current liabilities	91,207	80,830
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	956,021	967,166
CONTENT PAYABLES, net of current portion	23,035	21,879
OTHER LONG-TERM LIABILITIES	45,309	44,853
DEFERRED TAX LIABILITIES, net	161,449	148,592
Total liabilities	1,277,021	1,263,320

REDEEMABLE NONCONTROLLING INTERESTS	11,214	10,780

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,641,632 and 1,641,632 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,111,279 and 41,014,121 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	41	41
Additional paid-in capital	980,805	983,582
Accumulated deficit	(963,531)	(940,976)
Total stockholders’ equity	17,323	42,655
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,305,558	$1,316,755

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In Thousands, except share data)
BALANCE, as of December 31, 2017	$—	$2	$3	$3	$41	$983,582	$(940,976)	$42,655
Consolidated net loss	—	—	—	—	—	—	(22,555)	(22,555)
Repurchase of 1,568,246 shares of Class D common stock	—	—	—	—	(1)	(2,950)	—	(2,951)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(1,202)	—	(1,202)
Stock-based compensation expense	—	—	—	—	1	1,375	—	1,376
BALANCE, as of March 31, 2018	$—	$2	$3	$3	$41	$980,805	$(963,531)	$17,323

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(22,522)	$(2,357)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,288	8,312
Amortization of debt financing costs	715	1,366
Amortization of content assets	11,267	11,179
Amortization of launch assets	105	51
Deferred income taxes	12,857	(156)
Impairment of long-lived assets	6,556	—
Stock-based compensation	1,376	133
Gain on retirement of debt	(239)	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	13,415	(145)
Prepaid expenses and other current assets	(1,781)	(3,026)
Other assets	8	1,167
Accounts payable	(531)	(330)
Accrued interest	117	(871)
Accrued compensation and related benefits	108	(6,236)
Other liabilities	2,910	3,587
Payments for content assets	(10,645)	(15,339)
Net cash flows provided by (used in) operating activities	22,004	(2,665)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(914)	(1,459)
Net cash flows used in investing activities	(914)	(1,459)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(875)	(875)
Distribution of contingent consideration	(195)	—
Repayment of 2020 Notes	(10,788)	—
Repurchase of common stock	(2,951)	(915)
Net cash flows used in financing activities	(14,809)	(1,790)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,281	(5,914)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	37,811	46,781
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$44,092	$40,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$18,447	$19,852
Income taxes, net of refunds	$748	$167

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2018, we owned and/or operated 56 broadcast stations located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its newly developed Cassius and newly acquired Bossip, HipHopWired and MadameNoire digital platforms and brands. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate our other brands, such as TV One, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K.

(c)	Financial Instruments

Financial instruments as of March 31, 2018, and December 31, 2017, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2018, and December 31, 2017, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $264.0 million and $275.0 million as of March 31, 2018, and December 31, 2017, respectively, and fair value of approximately $255.4 million and $257.8 million as of March 31, 2018, and December 31, 2017, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million as of each of March 31, 2018, and December 31, 2017, and fair value of approximately $346.5 million and $348.3 million as of March 31, 2018, and December 31, 2017, respectively. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on the $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $346.5 million and fair value of approximately $343.3 million as of March 31, 2018. The 2017 Credit Facility had a carrying value of approximately $347.4 million and fair value of approximately $340.4 million as of December 31, 2017. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of March 31, 2018, and as of December 31, 2017. The fair value of the Comcast Note was approximately $11.9 million as of March 31, 2018, and as of December 31, 2017. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date.

(d)	Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company elected to use the modified retrospective method, but the adoption of the standard did not have a material impact to our financial statements. In general, our spot advertising (both radio and cable television) as well as our digital advertising continues to be recognized when aired and delivered. For our cable television affiliate revenue, the Company grants a license to the affiliate to access its television programming content through the license period, and the Company earns a usage based royalty when the usage occurs, consistent with our previous revenue recognition policy. Finally, for event advertising, the performance obligation is satisfied at a point in time when the activity associated with the event is completed.

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $5.3 million and $5.7 million for the three months ended March 31, 2018 and 2017, respectively.

Within our digital segment, including Interactive One, which generates the majority of the Company’s digital revenue, revenue is principally derived from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized at a point in time either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. TV One also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $3.5 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$44,622	$46,187
Political Advertising	200	243
Digital Advertising	8,146	5,506
Cable Television Advertising	18,936	21,140
Cable Television Affiliate Fees	27,250	27,323
Event Revenues & Other	467	890
Net Revenue (as reported)	$99,621	$101,289

If economic conditions change, or other adverse factors outside our control arise, our operations could be negatively impacted.

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at March 31, 2018, December 31, 2017 and March 31, 2017 were as follows:

	March 31, 2018	December 31, 2017	March 31, 2017
	(Unaudited)		(Unaudited)
	(In thousands)

Contract assets:
Unbilled receivables	$6,284	$4,850	$7,639

Contract liabilities:
Customer advances and unearned income	$4,516	$3,372	$3,712
Unearned event income	6,157	4,117	7,023

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2018, approximately $1.5 million was recognized as revenue during the three months ended March 31, 2018. For unearned event income, no revenue was recognized during the three months ended March 31, 2018, as the event takes place during the second quarter of 2018.

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

(e)	Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. TV One did not pay any launch support for carriage initiation during the three months ended March 31, 2018 and 2017. The weighted-average amortization period for launch support is approximately 9.6 years as of March 31, 2018, and 9.5 years as of December 31, 2017. The remaining weighted-average amortization period for launch support is 6.8 years and 7.1 years as of March 31, 2018, and December 31, 2017, respectively. For the three months ended March 31, 2018, and 2017, launch support asset amortization of $105,000 and $51,000, respectively, was recorded as a reduction to revenue. Launch assets are included in other intangible assets on the consolidated balance sheets.

(f)	Barter Transactions

For barter transactions, the Company provides advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2018 and 2017, barter transaction revenues were $749,000 and $501,000, respectively. Additionally, for the three months ended March 31, 2018 and 2017, barter transaction costs were reflected in programming and technical expenses of $708,000 and $460,000, respectively, and selling, general and administrative expenses of $41,000 and $41,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Numerator:
Net loss attributable to common stockholders	$(22,555)	$(2,313)
Denominator:
Denominator for basic net loss per share – weighted-average outstanding shares	46,757,386	47,965,189
Effect of dilutive securities:
Stock options and restricted stock	-	-
Denominator for diluted net loss per share – weighted-average outstanding shares	46,757,386	47,965,189

Net loss attributable to common stockholders per share – basic and diluted	$(0.48)	$(0.05)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2018 and 2017, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(In thousands)

Stock options	5,537	3,600
Restricted stock awards	2,348	364

(h)	Fair Value Measurements

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

As of March 31, 2018, and December 31, 2017, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of March 31, 2018
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,915	—	—	$2,915
Employment agreement award (b)	33,515	—	—	33,515
Total	$36,430	$—	$—	$36,430

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$11,214	$—	$—	$11,214

As of December 31, 2017
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,580	—	—	$1,580
Employment agreement award (b)	32,323	—	—	32,323
Total	$33,903	$—	$—	$33,903

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,780	$—	$—	$10,780

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

There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2018. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2017	$1,580	$32,323	$10,780
Net income attributable to noncontrolling interests	—	—	33
Distribution	(195)	—	—
Dividends paid to noncontrolling interests	—	—	(801)
Change in fair value	1,530	1,192	1,202
Balance at March 31, 2018	$2,915	$33,515	$11,214

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(1,530)	$(1,192)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three months ended March 31, 2018 and 2017. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three months ended March 31, 2018.

		Significant	As of March 31, 2018	As of December 31, 2017
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Contingent consideration	Monte Carlo Simulation	Expected volatility	37.6%	36.9%
Contingent consideration	Monte Carlo Simulation	Discount Rate	16.0%	16.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses for the three months ended March 31, 2018. The Company concluded these assets were not impaired during the three months ended March 31, 2017, and, therefore, were reported at carrying value.

(i)	Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved a deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017. The FASB issued several amendments subsequently that clarified several aspects of the new revenue standard, but did not modify its core principle. The Company has completed its evaluation of the impact from adopting the new standard on its financial reporting and disclosures, and adopted the amended accounting guidance as of January 1, 2018 using the modified retrospective method. As part of this process, the Company has completed the following steps: (1) reviewed and assessed its business operations and identified its major revenue streams, which are comprised of radio spot advertising revenue, cable television spot advertising revenue, cable television affiliate revenue, event revenue and digital advertising; (2) reviewed the related contractual terms for each of these significant revenue streams; and (3) developed an implementation plan to ascertain the required revenue recognition changes applicable to this new standard. The performance obligations associated with its spot and digital advertising streams are the obligation to air or deliver the spots; for cable television affiliate revenue, the performance obligation is the granting of a license to the affiliate to access the Company’s television programming content through the license period, for which the Company earns a usage based royalty when the usage occurs. For event advertising, the performance obligation is satisfied at a point in time when the activity associated with the event is completed. The changes necessitated include updating the Company’s accounting policies, determining the impact on financial reporting and disclosure and documenting the impact to internal financial and operation processes and related control environment. Based on its assessment, the Company has concluded that there will not be a material impact on our consolidated financial statements, but disclosures related to revenue recognition have been expanded.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is a new lease standard that amends lease accounting. ASU 2016-02 will require lessees to recognize a lease asset and lease liability for leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will adopt ASU 2016-02 on January 1, 2019. While the Company is not yet in a position to disclose the full impact of the application of the new standard, we expect that there will be an impact of recording the lease liabilities and the corresponding right-to-use assets on our total assets and liabilities.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce differences in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the new standard during the quarter ended March 31, 2018 and its adoption did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 is intended to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. This standard will be effective for interim and annual goodwill impairment tests beginning after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. The Company adopted the new standard during the quarter ended March 31, 2018 and its adoption did not have a material impact on its consolidated financial statements.

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

On April 10, 2015, the Company made its initial minimum $5 million investment and invested in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversifies our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $1.6 million and $1.5 million, for the three months ended March 31, 2018 and 2017, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required.

(l)	Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Acquired content is generally amortized on a straight-line basis over the term of the license which reflects the estimated usage. For certain content for which the pattern of usage is accelerated, amortization is based upon the actual usage. Amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended March 31, 2018 and 2017. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at March 31, 2018, and December 31, 2017, to be approximately $33.5 million and $32.3 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award is recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.2 million and $1.0 million for the three months ended March 31, 2018, and 2017, respectively.

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

Reach Media operates the Tom Joyner Fantastic Voyage (the “Fantastic Voyage”), a fund raising event for the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse Reach Media for all related expenses, and that the Foundation pay a fee plus a performance bonus to Reach Media. The fee is up to the first $1.0 million after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 50% to Reach Media of any excess over $1.25 million. Reach Media’s earnings for the Fantastic Voyage may not exceed $1.7 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues. Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. As of March 31, 2018 and December 31, 2017, the Foundation owed Reach Media $660,000 and approximately $1.1 million, respectively, under the agreement for operations on the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media related events. Under these arrangements, as of March 31, 2018, the Foundation and Limited owed $8,000 and $8,000 to Reach Media, respectively. As of December 31, 2017, the Foundation and Limited owed $26,000 and $4,000 to Reach Media, respectively.

On October 2, 2017, Karen Wishart began employment with the Company as an Executive Vice President. Ms. Wishart has taken the place of Linda Vilardo as Chief Administrative Officer effective after Ms. Vilardo's last day of employment, which was December 31, 2017. Effective January 1, 2018, Ms. Wishart became a named executive officer of the Company for reporting purposes. Ms. Wishart is employed as an Executive Vice President and, effective January 1, 2018, as Chief Administrative Officer of the Company and as a Vice President of each of the Company's subsidiaries. Ms. Wishart owns a controlling interest in a temporary staffing and recruiting services firm. For the three months ended March 31, 2018 and March 31, 2017, the Company paid the staffing and recruiting services firm $22,000 and $85,000, respectively. During the year ended December 31, 2017, the Company paid the staffing and recruiting services firm $425,000. Subsequent to Ms. Wishart’s hiring on October 2, 2017, the staffing firm ceased providing new staffing and/or recruiting services to the Company. However, exiting personnel in place were allowed to conclude their contracts and additional fees may be paid.

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

On January 30, 2017, the Company entered into an asset purchase agreement to sell certain land, towers and equipment to a third party for $25 million. On May 2, 2017, the Company closed on its previously announced sale, and is leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter of 2017, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years.

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

Impairment Testing

In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our indefinite-lived radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. We evaluate all events and circumstances on an interim basis to determine if an interim indicator is present.

Valuation of Broadcasting Licenses

During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. We did not identify any impairment indicators for the three months ended March 31, 2017.

Valuation of Goodwill

During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. We did not identify any impairment indicators at any of our other reportable segments for the three months ended March 31, 2018 or 2017.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,910	$30,468	$27,567	$165,044	$377,989
Additions	—	—	—	—	—
Impairments	(2,712)	—	—	—	(2,712)
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Net goodwill at March 31, 2018	$67,762	$14,354	$13,022	$165,044	$260,182

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands)

2017 Credit Facility	$346,500	$347,375
9.25% Senior Subordinated Notes due February 2020	264,000	275,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	972,372	984,247
Less: current portion of long-term debt	3,500	3,500
Less: original issue discount and issuance costs	12,851	13,581
Long-term debt, net	$956,021	$967,166

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.71% for 2018 and was 5.31% for 2017.

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

During the three months ended March 31, 2018, the Company repaid $875,000 under the 2017 Credit Facility.

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

As of March 31, 2018, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of March 31, 2018, the Company had outstanding approximately $346.5 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended March 31, 2018 and 2017, was $715,000 and approximately $1.4 million, respectively.

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

Prior to its repayment with the 2017 Credit Facility, concurrently with the closing of the 2020 Notes, the Company had entered into the 2015 Credit Facility. The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.32% for 2017 and 5.13% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term were are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the three months ended March 31, 2017, the Company repaid $875,000 under the 2015 Credit Facility. The 2015 Credit Facility was terminated on April 18, 2017.

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

The Company used the net proceeds from the 2022 Notes, along with term loan borrowings under the 2015 Credit Facility, to refinance a previous credit agreement, refinance certain TV One indebtedness, and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

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

 On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2018, the Company had letters of credit totaling $738,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of portions of the 2020 Notes (as described below), the semiannual interest payment is approximately $12.7 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended March 31, 2018, the Company repurchased approximately $11 million of its 2020 Notes at an average price of approximately 97.375% of par. The Company recorded a net gain on retirement of debt of $239,000 for the quarter ended March 31, 2018. During the quarter ended December 31, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 93.625% of par. The Company recorded a net gain on retirement of debt of approximately $1.2 million for the quarter ended December 31, 2017. During the quarter ended September 30, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 96% of par. The Company recorded a net gain on retirement of debt of $690,000 for the quarter ended September 30, 2017. As of March 31, 2018 and December 31, 2017, the Company had approximately $264.0 million and $275.0 million, respectively, of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of March 31, 2018 and December 31, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

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

 Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of March 31, 2018, are as follows:

	Comcast Note due April 2019	2017 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
April – December 2018	$—	$2,625	$—	$—	$2,625
2019	11,872	3,500	—	—	15,372
2020	—	3,500	264,000	—	267,500
2021	—	3,500	—	—	3,500
2022	—	3,500	—	350,000	353,500
2023 and thereafter	—	329,875	—	—	329,875
Total Debt	$11,872	$346,500	$264,000	$350,000	$972,372

5.	INCOME TAXES:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The 2017 Tax Act introduced significant changes to U.S. income tax law, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act contains additional prospective changes beginning in 2018, which impose new limitations on the deductibility of executive compensation and interest expense.

The Company recognized the income tax effects of the 2017 Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. During the three months ended March 31, 2018, the Company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act as the Company is continuing to collect the information necessary to complete those calculations. The accounting for the tax effects of the 2017 Tax Act will be completed later in 2018.

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $12.8 million on a pre-tax loss from continuing operations of approximately $9.7 million for the three months ended March 31, 2018, which results in a tax rate of approximately (132.6)%. This tax rate is based on an estimated annual effective rate of (141.1%) primarily attributable to the limitation of interest expense that results in deferred tax benefit which is expected to be recognizable at the end of the year, and discrete tax benefits of $823,000 related to statutory rate changes and state conformity to the 2017 Tax Act.

As of March 31, 2018, the Company continues to maintain a valuation allowance on certain of its deferred tax assets primarily related to net operating losses generated before January 1, 2018. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2018, the Company does not believe it is more likely than not that these deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of these deferred tax assets, which have a finite carryforward period.

The Company is subject to the continuous examination of our income tax returns by the IRS and other domestic and foreign tax authorities. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

6.	STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of March 31, 2018, the Company’s most recent authorization with respect to its Class A and Class D common stock expired. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended March 31, 2018, the Company did not repurchase any Class A common stock and repurchased 1,000,455 shares of Class D common stock in the amount of approximately $1.9 million at an average price of $1.93 per share. During the three months ended March 31, 2017, the Company did not repurchase any Class A common stock or Class D common stock on the open market.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended March 31, 2018, the Company executed a Stock Vest Tax Repurchase of 567,791 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $1.80 per share. During the three months ended March 31, 2017, the Company executed a Stock Vest Tax Repurchase of 317,103 shares of Class D Common Stock in the amount of $915,000 at an average price of $2.89 per share.

Stock Option and Restricted Stock Grant Plan

Our stock option and restricted stock plan currently in effect was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009 (“the 2009 Stock Plan”).  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year.   Most recently, on April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares.  As of March 31, 2018, 2,889,220 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

On August 7, 2017, the Compensation Committee awarded Catherine Hughes, Chairperson, 474,609 restricted shares of the Company’s Class D common stock, and stock options to purchase 210,937 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and vest on January 5, 2019.

On August 7, 2017, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 749,383 restricted shares of the Company’s Class D common stock, and stock options to purchase 333,059 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and vested on January 5, 2018.

On August 7, 2017, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 791,015 restricted shares of the Company’s Class D common stock, and stock options to purchase 351,562 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and vest on January 5, 2019.

On August 7, 2017, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 256,579 restricted shares of the Company’s Class D common stock, and stock options to purchase 114,035 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and vested on January 5, 2018.

On August 7, 2017, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 270,833 restricted shares of the Company’s Class D common stock, and stock options to purchase 120,370 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and vest on January 5, 2019.

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

Also on August 7, 2017, the Compensation Committee awarded 575,262 shares of restricted stock and 470,000 stock options to certain employees pursuant to the Company’s long-term incentive plan. The grants were effective August 7, 2017. 470,000 shares of restricted stock and 470,000 stock options will vest in three installments, with the first installment of 33% vesting on January 5, 2018, and the second installment vesting on January 5, 2019, and the remaining installment vesting on January 5, 2020. 105,262 shares of restricted stock vested on August 7, 2017.

On October 2, 2017, Karen Wishart, our current Chief Administrative Officer, as part of her employment agreement, received an equity grant of 37,500 shares of the Company's Class D common stock as well as a grant of options to purchase 37,500 shares of the Company's Class D common stock.  The grants vest in equal increments on each of October 2, 2018, October 2, 2019 and October 2, 2020.

Pursuant to the terms of the Amended and Restated 2009 Stock Plan, and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

Stock-based compensation expense for the three months ended March 31, 2018 and 2017, was approximately $1.4 million and $133,000, respectively.

The Company granted 732,869 stock options during the three months ended March 31, 2018. The Company did not grant stock options during the three months ended March 31, 2017.

Transactions and other information relating to stock options for the three months ended March 31, 2018, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,804,000	$1.89	4.90	$795,000
Grants	733,000	$1.81
Exercised	—	$—
Forfeited/cancelled/expired	—	$—
Balance as of March 31, 2018	5,537,000	$1.88	5.33	$1,786,587
Vested and expected to vest at March 31, 2018	5,413,000	$1.88	5.24	$1,765,845
Unvested at March 31, 2018	1,205,000	$1.86	9.46	$235,091
Exercisable at March 31, 2018	4,332,000	$1.86	4.18	$1,551,496

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2018, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2018. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the three months ended March 31, 2018 and 2017. 717,902 options vested during the three months ended March 31, 2018, and no options vested during the three months ended March 31, 2017.

As of March 31, 2018, approximately $1.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 11 months. The weighted-average fair value per share of shares underlying stock options was $1.27 at March 31, 2018.

The Company granted 1,665,404 shares of restricted stock during the three months ended March 31, 2018. The Company did not grant shares of restricted stock during the three months ended March 31, 2017.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2018, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2017	2,303,000	$1.94
Grants	1,665,000	$1.81
Vested	(1,656,000)	$1.90
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2018	2,312,000	$1.94

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2018, approximately $3.4 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 10 months.

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

Detailed segment data for the three months ended March 31, 2018 and 2017, is presented in the following tables:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$39,513	$39,737
Reach Media	6,520	7,663
Digital	8,146	5,506
Cable Television	46,186	48,554
Corporate/Eliminations*	(744)	(171)
Consolidated	$99,621	$101,289

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$27,241	$26,317
Reach Media	6,501	7,915
Digital	10,445	6,644
Cable Television	26,666	29,187
Corporate/Eliminations	6,609	6,461
Consolidated	$77,462	$76,524

Depreciation and Amortization:
Radio Broadcasting	$870	$957
Reach Media	63	54
Digital	476	341
Cable Television	6,557	6,561
Corporate/Eliminations	322	399
Consolidated	$8,288	$8,312

Impairment of Long-Lived Assets:
Radio Broadcasting	$6,556	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$6,556	$—

Operating income (loss):
Radio Broadcasting	$4,846	$12,463
Reach Media	(44)	(306
Digital	(2,775)	(1,479)
Cable Television	12,963	12,806
Corporate/Eliminations	(7,675)	(7,031)
Consolidated	$7,315	$16,453

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(744)	$(171)

Capital expenditures by segment are as follows:

Radio Broadcasting	$417	$1,025
Reach Media	34	46
Digital	380	186
Cable Television	42	96
Corporate/Eliminations	41	106
Consolidated	$914	$1,459

	March 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$732,149	$751,664
Reach Media	38,426	39,928
Digital	25,653	28,407
Cable Television	434,138	435,031
Corporate/Eliminations	75,192	61,725
Consolidated	$1,305,558	$1,316,755

8.	COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including Broadcast Music, Inc. (“BMI”), the Society of European Stage Authors and Composers (“SESAC”) and, the American Society of Composers, Authors and Publishers (“ASCAP”).   Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. While the RMLC continues to pursue resolution with BMI, the RMLC has advised operators to make payments to BMI as invoiced by BMI anticipating retroactive discount likely to be applied. In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.4 million and $1.7 million during the three month periods ended March 31, 2018 and 2017, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  This interim license continues through September 30, 2018.  GMR offered these interim license extensions on the same terms as each broadcaster’s prior interim license, except for the new end date. We anticipate further extensions of this temporary license until an industry wide solution is put into effect.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2018, the Company had letters of credit totaling $738,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

On May 1, 2018, the Company announced it signed a definitive agreement to sell the assets of one of its Detroit, Michigan, radio stations, WPZR-FM (102.7 FM), to Educational Media Foundation, of California, for total consideration of approximately $12.7 million. As part of the deal, the Company will receive 3 FM translators that service the Detroit metropolitan area, and these signals will be combined with its existing FM translator to multicast the Detroit Praise Network. The closing on the sale of WPZR-FM is subject to customary conditions, prorations and adjustments, including approval from the FCC. Urban One expects the transaction to close shortly after final consent from the FCC.

On May 7, 2018, the Company repurchased approximately $14 million of its 2020 Notes at an average price of approximately 95.125% of par.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended March 31,
	2018	2017

Radio broadcasting segment	39.7%	39.2%

Reach Media segment	6.5%	7.6%

Digital segment	8.2%	5.4%

Cable television segment	46.4%	47.9%

Corporate/eliminations	(0.8)%	(0.1)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended March 31,
	2018	2017

Percentage of core radio business generated from local advertising	61.4%	63.4%

Percentage of core radio business generated from national advertising, including network advertising	36.5%	34.7%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$44,622	$46,187	$(1,565)	(3.4)%
Political Advertising	200	243	(43)	(17.7)
Digital Advertising	8,146	5,506	2,640	47.9
Cable Television Advertising	18,936	21,140	(2,204)	(10.4)
Cable Television Affiliate Fees	27,250	27,323	(73)	(0.3)
Event Revenues & Other	467	890	(423)	(47.5)
Net Revenue (as reported)	$99,621	$101,289	$(1,668)	(1.6)%

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, gain on sale-leaseback, employment agreement, incentive plan award expenses and other compensation, contingent consideration from acquisition, severance-related costs, cost method investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except margin data)

Net revenue	$99,621	$101,289
Broadcast and digital operating income	32,497	34,937
Broadcast and digital operating income margin	32.6%	34.5%
Consolidated net loss attributable to common stockholders	$(22,555)	$(2,313)

The reconciliation of net loss to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Consolidated net loss attributable to common stockholders	$(22,555)	$(2,313)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(144)	(103)
Interest expense	19,281	20,346
Provision for (benefit from) income taxes	12,840	(112)
Corporate selling, general and administrative, excluding stock-based compensation	8,962	10,039
Stock-based compensation	1,376	133
Gain on retirement of debt	(239)	—
Other income, net	(1,901)	(1,321)
Depreciation and amortization	8,288	8,312
Noncontrolling interests in income (loss) of subsidiaries	33	(44)
Impairment of long-lived assets	6,556	—
Broadcast and digital operating income	$32,497	$34,937

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(22,555)	$(2,313)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(144)	(103)
Interest expense	19,281	20,346
Provision for (benefit from) income taxes	12,840	(112)
Depreciation and amortization	8,288	8,312
EBITDA	$17,710	$26,130
Stock-based compensation	1,376	133
Gain on retirement of debt	(239)	—
Other income, net	(1,901)	(1,321)
Noncontrolling interests in income (loss) of subsidiaries	33	(44)
Impairment of long-lived assets	6,556	—
Employment Agreement Award, incentive plan award expenses and other compensation	1,588	1,041
Contingent consideration from acquisition	1,530	—
Severance-related costs	198	353
Cost method investment income	1,638	1,453
Adjusted EBITDA	$28,489	$27,745

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 (In thousands)

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$99,621	$101,289	$(1,668)	(1.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	32,147	31,897	250	0.8
Selling, general and administrative, excluding stock-based compensation	34,977	34,455	522	1.5
Corporate selling, general and administrative, excluding stock-based compensation	8,962	10,039	(1,077)	(10.7)
Stock-based compensation	1,376	133	1,243	934.6
Depreciation and amortization	8,288	8,312	(24)	(0.3)
Impairment of long-lived assets	6,556	—	6,556	100.0
Total operating expenses	92,306	84,836	7,470	8.8
Operating income	7,315	16,453	(9,138)	(55.5)
Interest income	144	103	41	39.8
Interest expense	19,281	20,346	(1,065)	(5.2)
Gain on retirement of debt	(239)	—	239	100
Other income, net	(1,901)	(1,321)	580	43.9
Loss before provision for income taxes and noncontrolling interests in income (loss) of subsidiaries	(9,682)	(2,469)	(7,213)	(292.1)
Provision for (benefit from) income taxes	12,840	(112)	12,952	11,564.3
Consolidated net loss	(22,522)	(2,357)	(20,165)	(855.5)
Net income (loss) attributable to noncontrolling interests	33	(44)	77	175.0
Net loss attributable to common stockholders	$(22,555)	$(2,313)	$(20,242)	(875.1)%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$99,621	$101,289	$(1,668)	(1.6)%

During the three months ended March 31, 2018, we recognized approximately $99.6 million in net revenue compared to approximately $101.3 million during the same period in 2017. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment decreased 0.6% compared to the same period in 2017. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 5.8% in total revenues. We experienced net revenue declines most significantly in our Atlanta, Raleigh and St. Louis markets, with our Cincinnati, Cleveland, Dallas, Philadelphia and Richmond markets experiencing growth for the quarter. We recognized approximately $46.2 million of revenue from our cable television segment during the three months ended March 31, 2018, compared to approximately $48.6 million for the same period in 2017, with a decrease primarily in advertising sales. Net revenue from our Reach Media segment decreased approximately $1.1 million for the quarter ended March 31, 2018, compared to the same period in 2017 due primarily to weaker demand. Finally, net revenues for our digital segment increased 47.9% for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to an increase in direct revenues and due to performance from our digital acquisition.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$32,147	$31,897	$250	0.8%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the three months ended March 31, 2018, compared to the same period in 2017 is due primarily to higher expenses in our radio broadcasting and digital segments. This increase is partially offset by a decrease in expenses from both of our Reach Media and cable television segments.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$34,977	$34,455	$522	1.5%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. There was an increase in selling, general and administrative expenses for the three months ended March 31, 2018, compared to the same period in 2017, driven primarily by our digital segment, which was partially offset by lower expenses at all other segments due to declines in revenue. The increase in expense generated by our digital segment is primarily due to variable compensation from our recent acquisition.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$8,962	$10,039	$(1,077)	(10.7)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate selling, general and administrative expenses was due primarily to lower incentive-based payroll costs.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$1,376	$133	$1,243	934.6%

The increase in stock-based compensation for the three months ended March 31, 2018, compared to the same period in 2017, is primarily due to grants of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$8,288	$8,312	$(24)	(0.3)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2018, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$6,556	$—	$6,556	100.0%

The impairment of long-lived assets for the three months ended March 31, 2018, was related to a non-cash impairment charge of approximately $2.7 million recorded to reduce the carrying value of our Charlotte goodwill balance and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$19,281	$20,346	$(1,065)	(5.2)%

Interest expense decreased to approximately $19.3 million for the three months ended March 31, 2018, compared to approximately $20.3 million for the same period in 2017 due to lower overall debt balances outstanding. On April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 credit facility (the “2015 Credit Facility”) and the agreement governing such credit facility was terminated on April 18, 2017.

Gain on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$(239)	$—	$239	100.0%

There was a gain on retirement of debt of $239,000 for the three months ended March 31, 2018, due to the redemption of approximately $11 million of our 2020 Notes at a discount.

Other income, net

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$(1,901)	$(1,321)	$580	43.9%

Other income, net increased to approximately $1.9 million for the three months ended March 31, 2018, compared to approximately $1.3 million for the same period in 2017. We recognized other income in the amount of approximately $1.6 million and $1.5 million, for the three months ended March 31, 2018 and 2017, respectively, related to our MGM investment. In addition, we recognized $202,000 in other income for the three months ended March 31, 2018, related to the deferred gain on sale lease-back transaction.

Provision for (benefit from) income taxes

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$12,840	$(112)	$12,952	11,564.3%

The Company is using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for (benefit from) income taxes. For the three months ended March 31, 2018, we recorded a provision for income taxes of approximately $12.8 million on a pre-tax loss from continuing operations of approximately $9.7 million, which results in a tax rate of (132.6)%. This tax rate is based on an estimated annual effective rate of (141.1)%, primarily attributable to the limitation of interest expense that results in deferred tax benefit which is expected to be recognizable at the end of the year, and a discrete tax benefit of $823,000. For the three months ended March 31, 2017, we recorded a benefit from income taxes of $112,000 on a pre-tax loss from continuing operations of approximately $2.5 million, which results in a tax rate of 4.5%. This tax rate is based on an estimated annual effective rate of 18.6%, and a discrete tax provision adjustment for $346,000.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2018	2017
$33	$(44)	$77	175.0%

The increase in noncontrolling interests in income (loss) of subsidiaries was due primarily to net income recognized by Reach Media during the three months ended March 31, 2018, versus a net loss during the three months ended March 31, 2017.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $32.5 million for the three months ended March 31, 2018, compared to approximately $34.9 million for the comparable period in 2017, a decrease of approximately $2.4 million or 7.0%. The decrease was primarily due to lower broadcast and digital operating income at all of our segments. Our radio broadcasting segment generated approximately $12.5 million of broadcast and digital operating income during the quarter ended March 31, 2018, compared to $13.5 million during the quarter ended March 31, 2017, a decrease of $1.0 million, primarily due to a true-up of music royalty expenses during 2017. In addition, Reach Media generated $794,000 of broadcast and digital operating income during the quarter ended March 31, 2018, compared to $972,000 during the quarter ended March 31, 2017. The decrease in Reach Media’s broadcast and digital operating income is primarily due to weaker advertising demand. Our cable television segment generated approximately $21.5 million of broadcast and digital operating income during the quarter ended March 31, 2018, compared to approximately $21.7 million during the quarter ended March 31, 2017. Our digital segment generated approximately $2.2 million of broadcast and digital operating loss during the quarter ended March 31, 2018, compared to a broadcast and digital operating loss of approximately $1.1 million during the quarter ended March 31, 2017. The increase in our digital segment’s broadcast and digital operating loss is primarily due to increased expense primarily due to variable compensation from our recent acquisition.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 32.6% for the three months ended March 31, 2018, from 34.5% for the comparable period in 2017. The margin decrease was primarily attributable to lower broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources.

 As of March 31, 2018, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of March 31, 2018		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.94	x	1.25	x	0.69	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.82	x	5.85	x	1.03	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2018:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount and issuance costs (at variable rates)(1)	$338.7	5.88%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	262.9	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	346.0	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2018 and 2017, respectively:

	2018	2017
	(In thousands)

Net cash flows provided by (used in) operating activities	$22,004	$(2,665)
Net cash flows used in investing activities	$(914)	$(1,459)
Net cash flows used in financing activities	$(14,809)	$(1,790)

Net cash flows provided by operating activities were approximately $22.0 million for the three months ended March 31, 2018, compared to net cash flows used in operating activities of $2.7 million for the three months ended March 31, 2017. Net cash flow from operating activities for the three months ended March 31, 2018, increased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and lower payments for content assets.

Net cash flows used in investing activities were $914,000 and approximately $1.5 million for the three months ended March 31, 2018 and 2017, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were $914,000 and approximately $1.5 million for the three months ended March 31, 2018 and 2017, respectively.

Net cash flows used in financing activities were approximately $14.8 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. During each of the three months ended March 31, 2018 and 2017, we repaid $875,000 in outstanding debt. During the three months ended March 31, 2018, the Company repurchased approximately $10.8 million of our 2020 Notes. Finally, we repurchased approximately $3.0 million and $915,000 of our Class D Common Stock during the three months ended March 31, 2018 and March 31, 2017, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2017, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2017.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2018, we had approximately $610.7 million in broadcast licenses and $260.2 million in goodwill, which totaled $870.9 million, and represented approximately 66.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three months ended March 31, 2017. The Company recorded an impairment charge of approximately $2.7 million for the three months ended March 31, 2018 related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. We did not identify any impairment indicators for the three months ended March 31, 2017.

Valuation of Goodwill

During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. We did not identify any impairment indicators at any of our other reportable segments for the three months ended March 31, 2018 or 2017.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of our consolidated financial statements – Organization and Summary of Significant Accounting Policies for a summary of recent accounting pronouncements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. We also have $264.0 million outstanding in our 2020 Notes and we also have $350.0 million outstanding in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including Broadcast Music, Inc. (“BMI”), the Society of European Stage Authors and Composers (“SESAC”) and, the American Society of Composers, Authors and Publishers (“ASCAP”).   Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. While the RMLC continues to pursue resolution with BMI, the RMLC has advised operators to make payments to BMI as invoiced by BMI anticipating retroactive discount likely to be applied. In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.4 million and $1.7 million during the three month periods ended March 31, 2018 and 2017, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  This interim license continues through September 30, 2018.  GMR offered these interim license extensions on the same terms as each broadcaster’s prior interim license, except for the new end date. We anticipate further extensions of this temporary license until an industry wide solution is put into effect.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 13 years.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2018:

	Payments Due by Period
Contractual Obligations	Remainder of 2018	2019	2020	2021	2022	2023 and Beyond	Total
	(In thousands)

9.25% Senior Subordinated Notes(1)	$18,315	$24,420	$266,713	$–	$–	$–	$309,448
7.375% Senior Subordinated Notes(1)	19,359	25,813	25,813	25,813	357,529	–	454,327
Credit facilities(2)	18,229	24,860	25,322	25,770	25,871	335,770	455,822
Other operating contracts / agreements(3)	67,994	34,691	25,349	22,812	14,771	63,227	228,844
Operating lease obligations	9,185	11,310	10,677	9,282	8,453	24,459	73,366
Comcast Note	933	12,086	–	–	–	–	13,019
Total	$134,015	$133,180	$353,874	$83,677	$406,624	$423,456	$1,534,826

(1)	Includes interest obligations based on current effective interest rates on senior subordinated notes and secured notes outstanding as of March 31, 2018.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2018.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $145.0 million has not been recorded on the balance sheet as of March 31, 2018, as it does not meet recognition criteria. Approximately $10.2 million relates to certain commitments for content agreements for our cable television segment, approximately $27.8 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2018, the Company had letters of credit totaling $738,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Urban One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  Our exposure related to market risk has not changed materially since December 31, 2017.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2017 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

May 9, 2018

