Form 10-Q
period 2018-06-30
URBAN ONE, INC.
filed 2018-08-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Class A Common Stock, $.001 Par Value	1,641,400
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	40,161,298

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$115,206	$117,638	$214,827	$218,927
OPERATING EXPENSES:
Programming and technical	30,375	33,009	62,522	64,906
Selling, general and administrative, including stock-based compensation of $158 and $63, and $416 and $127, respectively	40,648	42,910	75,883	77,429
Corporate selling, general and administrative, including stock-based compensation of $967 and $95, and $2,085 and $164, respectively	11,122	8,423	21,202	18,531
Depreciation and amortization	8,248	8,432	16,536	16,744
Impairment of long-lived assets	—	12,756	6,556	12,756
Total operating expenses	90,393	105,530	182,699	190,366
Operating income	24,813	12,108	32,128	28,561
INTEREST INCOME	17	45	161	148
INTEREST EXPENSE	19,155	19,863	38,436	40,209
(GAIN) LOSS ON RETIREMENT OF DEBT	(626)	7,083	(865)	7,083
GAIN ON SALE-LEASEBACK	—	(14,411)	—	(14,411)
OTHER INCOME, net	(2,014)	(1,574)	(3,915)	(2,895)
Income (loss) before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	8,315	1,192	(1,367)	(1,277)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(15,581)	182	(2,741)	70
CONSOLIDATED NET INCOME (LOSS)	23,896	1,010	1,374	(1,347)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	306	208	339	164
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,590	$802	$1,035	$(1,511)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.51	$0.02	$0.02	$(0.03)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.49	$0.02	$0.02	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,033,402	47,816,723	46,321,633	47,890,618
Diluted	48,438,693	48,237,113	48,777,798	47,890,618

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands)

COMPREHENSIVE INCOME (LOSS)	$23,896	$1,010	$1,374	$(1,347)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	306	208	339	164
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,590	$802	$1,035	$(1,511)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,982	$37,009
Restricted cash	937	802
Trade accounts receivable, net of allowance for doubtful accounts of $8,183 and $8,071, respectively	100,983	111,596
Prepaid expenses	7,522	9,013
Current portion of content assets	33,974	37,549
Other current assets	2,882	3,766
Total current assets	182,280	199,735
CONTENT ASSETS, net	85,568	74,508
PROPERTY AND EQUIPMENT, net	23,718	25,181
GOODWILL	260,182	262,894
RADIO BROADCASTING LICENSES	598,097	614,535
OTHER INTANGIBLE ASSETS, net	80,483	94,055
OTHER ASSETS	60,088	45,847
Total assets	$1,290,416	$1,316,755
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,896	$8,127
Accrued interest	14,832	15,428
Accrued compensation and related benefits	9,984	8,648
Current portion of content payables	23,401	17,891
Other current liabilities	24,637	27,236
Current portion of long-term debt	15,372	3,500
Total current liabilities	96,122	80,830
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	929,998	967,166
CONTENT PAYABLES, net of current portion	22,746	21,879
OTHER LONG-TERM LIABILITIES	44,683	44,853
DEFERRED TAX LIABILITIES, net	145,918	148,592
Total liabilities	1,239,467	1,263,320

REDEEMABLE NONCONTROLLING INTERESTS	10,940	10,780

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,641,400 and 1,641,632 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 40,491,734 and 41,014,121 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	40	41
Additional paid-in capital	979,902	983,582
Accumulated deficit	(939,941)	(940,976)
Total stockholders’ equity	40,009	42,655
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,290,416	$1,316,755

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In Thousands, except share data)
BALANCE, as of December 31, 2017	$—	$2	$3	$3	$41	$983,582	$(940,976)	$42,655
Consolidated net income	—	—	—	—	—	—	1,035	1,035
Repurchase of 232 shares of Class A common stock and 2,339,005 shares of Class D common stock	—	—	—	—	(2)	(4,566)	—	(4,568)
Repurchase of share-based equity awards	—	—	—	—	—	(1,077)	—	(1,077)
Exercise of options for 58,190 shares of common stock	—	—	—	—	—	85	—	85
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(622)	—	(622)
Stock-based compensation expense	—	—	—	—	1	2,500	—	2,501
BALANCE, as of June 30, 2018	$—	$2	$3	$3	$40	$979,902	$(939,941)	$40,009

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$1,374	$(1,347)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	16,536	16,744
Amortization of debt financing costs	1,433	2,182
Amortization of content assets	21,841	22,062
Amortization of launch assets	211	216
Deferred income taxes	(2,674)	(17)
Impairment of long-lived assets	6,556	12,756
Stock-based compensation	2,502	291
(Gain) loss on retirement of debt	(865)	7,083
Gain on sale-leaseback	—	(14,411)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	10,613	(2,417)
Prepaid expenses and other current assets	1,585	2,123
Other assets	(1,547)	3,715
Accounts payable	(231)	(1,760)
Accrued interest	(596)	(15)
Accrued compensation and related benefits	1,336	(5,929)
Other liabilities	(1,293)	(485)
Payment of launch support	—	(1,848)
Payments for content assets	(22,949)	(27,199)
Net cash flows provided by operating activities	33,832	11,744
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,078)	(3,519)
Proceeds from sale-leaseback	—	25,000
Acquisition of digital assets	—	(5,000)
Acquisition of station and broadcasting assets	—	(2,000)
Net cash flows (used in) provided by investing activities	(2,078)	14,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2017 Credit Facility	—	350,000
Repayment of 2017 Credit Facility	(1,750)	(875)
Repayment of 2015 Credit Facility	—	(344,750)
Distribution of contingent consideration	(506)	—
Proceeds from exercise of stock options	85	—
Repayment of 2020 Notes	(24,029)	—
Debt refinancing costs and original issue discount	—	(8,860)
Repurchase of share-based equity awards	(1,077)	—
Payment of dividends to noncontrolling interest members of Reach Media	(801)	—
Repurchase of common stock	(4,568)	(3,033)
Net cash flows used in financing activities	(32,646)	(7,518)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(892)	18,707
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	37,811	46,781
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$36,919	$65,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$37,599	$38,042
Income taxes, net of refunds	$1,241	$563

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of June 30, 2018, we owned and/or operated 56 broadcast stations located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its newly developed Cassius and newly acquired Bossip, HipHopWired and MadameNoire digital platforms and brands. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Financial instruments as of June 30, 2018, and December 31, 2017, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2018, and December 31, 2017, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $250.0 million and $275.0 million as of June 30, 2018, and December 31, 2017, respectively, and fair value of approximately $241.3 million and $257.8 million as of June 30, 2018, and December 31, 2017, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million as of each of June 30, 2018, and December 31, 2017, and fair value of approximately $339.5 million and $348.3 million as of June 30, 2018, and December 31, 2017, respectively. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on the $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $345.6 million and fair value of approximately $339.1 million as of June 30, 2018. The 2017 Credit Facility had a carrying value of approximately $347.4 million and fair value of approximately $340.4 million as of December 31, 2017. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of June 30, 2018, and as of December 31, 2017. The fair value of the Comcast Note was approximately $11.9 million as of June 30, 2018, and as of December 31, 2017. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $6.4 million and $6.9 million for the three months ended June 30, 2018 and 2017, respectively. Agency and outside sales representative commissions were approximately $11.7 million and $12.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. TV One also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were $3.5 million and $3.7 million for the three months ended June 30, 2018 and 2017, respectively. Agency and outside sales representative commissions were approximately $6.9 million and $7.6 million for the six months ended June 30, 2018 and 2017, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, unaudited)
Net Revenue:
Radio Advertising	$48,880	$52,017	$93,502	$98,205
Political Advertising	1,182	731	1,383	974
Digital Advertising	6,559	6,740	14,705	12,246
Cable Television Advertising	18,118	18,988	37,054	40,129
Cable Television Affiliate Fees	28,020	26,140	55,269	53,463
Event Revenues & Other	12,447	13,022	12,914	13,910
Net Revenue (as reported)	$115,206	$117,638	$214,827	$218,927

If economic conditions change, or other adverse factors outside our control arise, our operations could be negatively impacted.

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at June 30, 2018, December 31, 2017 and June 30, 2017 were as follows:

	June 30, 2018	December 31, 2017	June 30, 2017
	(Unaudited)		(Unaudited)
	(In thousands)

Contract assets:
Unbilled receivables	$7,226	$4,850	$7,521

Contract liabilities:
Customer advances and unearned income	$4,681	$3,372	$3,414
Unearned event income	2,368	4,117	1,370

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2018, $288,000 and approximately $1.7 million was recognized as revenue during the three and six months ended June 30, 2018, respectively. For unearned event income as of January 1, 2018, approximately $4.1 million was recognized during the three and six months ended June 30, 2018, as the event took place during the second quarter of 2018.

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

(e)	Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. For the three and six months ended June 30, 2018, TV One did not pay any launch support for carriage initiation. For the three and six months ended June 30, 2017, TV One paid approximately $1.8 million for carriage initiation. The weighted-average amortization period for launch support is approximately 9.6 years as of June 30, 2018, and 9.5 years as of December 31, 2017. The remaining weighted-average amortization period for launch support is 6.6 years and 7.1 years as of June 30, 2018, and December 31, 2017, respectively. For the three and six months ended June 30, 2018, launch support asset amortization of $106,000 and $211,000, respectively, was recorded as a reduction to revenue. For the three and six months ended June 30, 2017, launch support asset amortization of $165,000 and $216,000, respectively, was recorded as a reduction to revenue. Launch assets are included in other intangible assets on the consolidated balance sheets.

(f)	Barter Transactions

For barter transactions, the Company provides advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2018 and 2017, barter transaction revenues were $711,000 and $503,000, respectively. Additionally, for the three months ended June 30, 2018 and 2017, barter transaction costs were reflected in programming and technical expenses of $670,000 and $462,000, respectively, and selling, general and administrative expenses of $41,000 and $41,000, respectively. For the six months ended June 30, 2018 and 2017, barter transaction revenues were approximately $1.5 million and $1.0 million, respectively. Additionally, for the six months ended June 30, 2018 and 2017, barter transaction costs were reflected in programming and technical expenses of $1.4 million and $923,000, respectively, and selling, general and administrative expenses of $81,000 and $81,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $1.7 million and $2.0 million for the three and six months ended June 30, 2018, respectively, as final reporting became available. As settlement of this agreement, the Company will receive approximately $2.0 million in marketing services that will be utilized in future periods.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
	(In Thousands)
Numerator:
Net income (loss) attributable to common stockholders	$23,590	$802	$1,035	$(1,511)
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	46,033,402	47,816,723	46,321,633	47,890,618
Effect of dilutive securities:
Stock options and restricted stock	2,405,291	420,390	2,456,165	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	48,438,693	48,237,113	48,777,798	47,890,618

Net income (loss) attributable to common stockholders per share – basic	$0.51	$0.02	$0.02	$(0.03)
Net income (loss) attributable to common stockholders per share –diluted	$0.49	$0.02	$0.02	$(0.03)

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

As of June 30, 2018, and December 31, 2017, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2018
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,524	—	—	$2,524
Employment agreement award (b)	35,164	—	—	35,164
Total	$37,688	$—	$—	$37,688

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,940	$—	$—	$10,940

As of December 31, 2017
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,580	—	—	$1,580
Employment agreement award (b)	32,323	—	—	32,323
Total	$33,903	$—	$—	$33,903

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,780	$—	$—	$10,780

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

(b)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) became eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. There are probability factors included in the calculation of the award related to the likelihood that the award will be realized. The Company’s obligation to pay the award was triggered after the Company’s recovery of the aggregate amount of certain pre-April 2015 capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. The Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. While a new employment agreement has not been executed as of the date of this report, the CEO is being compensated according to the new terms approved by the Compensation Committee.

(c)  The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2018. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2017	$1,580	$32,323	$10,780
Net income attributable to noncontrolling interests	—	—	339
Distribution	(506)	—	—
Dividends paid to noncontrolling interests	—	—	(801)
Change in fair value	1,450	2,841	622
Balance at June 30, 2018	$2,524	$35,164	$10,940

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(1,450)	$(2,841)	$—

Losses included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three and six months ended June 30, 2018 and 2017. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three and six months ended June 30, 2018 and 2017.

		Significant	As of June 30, 2018	As of December 31, 2017
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Contingent consideration	Monte Carlo Simulation	Expected volatility	38.0%	36.9%
Contingent consideration	Monte Carlo Simulation	Discount Rate	16.0%	16.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. For the six months ended June 30, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. The Company concluded these assets were not impaired during the three months ended June 30, 2018 and during the six months ended June 30, 2017, and, therefore, were reported at carrying value.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (A Consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce differences in practice in how certain transactions are classified in the statement of cash flows. This standard will be effective for interim and annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the new standard during the first quarter of 2018 and its adoption did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 is intended to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. This standard will be effective for interim and annual goodwill impairment tests beginning after December 15, 2019, with early adoption permitted on testing dates after January 1, 2017. The Company adopted the new standard during the first quarter of 2018 and its adoption did not have a material impact on its consolidated financial statements.

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

On April 10, 2015, the Company made a $5 million investment and invested in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $1.8 million and $1.5 million, for the three months ended June 30, 2018 and 2017, respectively, and approximately $3.4 million and $3.0 million, for the six months ended June 30, 2018 and 2017, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the six months ended June 30, 2018 and 2017. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at June 30, 2018, and December 31, 2017, to be approximately $35.2 million and $32.3 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.6 million and $1.4 million for the three months ended June 30, 2018, and 2017, respectively, and was approximately $2.8 million and $2.5 million for the six months ended June 30, 2018, and 2017, respectively.

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

Reach Media operates the Tom Joyner Fantastic Voyage (the “Fantastic Voyage”), a fund raising event for the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The terms of the agreement are that Reach Media provides all necessary operations for the Fantastic Voyage, that the Foundation reimburse Reach Media for all related expenses, and that the Foundation pay a fee plus a performance bonus to Reach Media. The fee is up to the first $1.0 million after the Fantastic Voyage nets $250,000 to the Foundation. The balance of any operating income is earned by the Foundation less a performance bonus of 50% to Reach Media of any excess over $1.25 million. Reach Media’s earnings for the Fantastic Voyage may not exceed $1.7 million. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage-related cash revenues. Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. As of June 30, 2018 and December 31, 2017, the Foundation owed Reach Media approximately $1.4 million and $1.1 million, respectively, under the agreement for operations on the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media related events. Under these arrangements, as of June 30, 2018, the Foundation and Limited owed $23,000 and $2,000 to Reach Media, respectively. As of December 31, 2017, the Foundation and Limited owed $26,000 and $4,000 to Reach Media, respectively.

For the three and six months ended June 30, 2018, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $9.4 million, $7.9 million, and $1.5 million, respectively, and for the three and six months ended June 30, 2017, approximately $9.4 million, $7.7 million, and $1.7 million, respectively. The Fantastic Voyage took place during the second quarters of both 2018 and 2017.

On October 2, 2017, Karen Wishart began employment with the Company as an Executive Vice President. Ms. Wishart has taken the place of Linda Vilardo as Chief Administrative Officer effective after Ms. Vilardo's last day of employment, which was December 31, 2017. Effective January 1, 2018, Ms. Wishart became a named executive officer of the Company for reporting purposes. Ms. Wishart is employed as an Executive Vice President and, effective January 1, 2018, as Chief Administrative Officer of the Company and as a Vice President of each of the Company's subsidiaries. Ms. Wishart owns a controlling interest in a temporary staffing and recruiting services firm. For the three months ended June 30, 2018 and 2017, the Company paid the staffing and recruiting services firm $3,000 and $131,000, respectively. For the six months ended June 30, 2018 and 2017, the Company paid the staffing and recruiting services firm $25,000 and $216,000, respectively. During the year ended December 31, 2017, the Company paid the staffing and recruiting services firm $425,000. Subsequent to Ms. Wishart’s hiring on October 2, 2017, on a limited basis, the staffing firm can continue to provide new staffing and/or recruiting services to the Company. However, the staffing firm will only be reimbursed for direct expenses incurred.

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

On May 1, 2018, the Company announced it signed a definitive agreement to sell the assets of one of its Detroit, Michigan, radio stations, WPZR-FM (102.7 FM), to Educational Media Foundation, of California, for total consideration of approximately $12.7 million. As part of the deal, the Company will receive 3 FM translators that service the Detroit metropolitan area, and these signals will be combined with its existing FM translator to multicast the Detroit Praise Network. The closing on the sale of WPZR-FM is subject to customary conditions, prorations and adjustments, including approval from the FCC. (See Note 9 – Subsequent Events.) The identified assets, with a combined carrying value of approximately $12.7 million, have been classified as held for sale and included in long-term other assets in the consolidated balance sheet at June 30, 2018.

On May 21, 2018, the Company announced it signed a definitive agreement to acquire the assets of the radio station The Team 980 (WTEM 980 AM) from Red Zebra Broadcasting for total consideration of approximately $4.2 million. In addition, the Company has also entered into an agreement with the Washington Redskins to ensure that all Redskins games, as well as pregame and postgame programming, will remain on The Team 980. The closing on the acquisition is subject to customary conditions, prorations and adjustments, including approval from the FCC.  (See Note 9 – Subsequent Events.)

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

Valuation of Broadcasting Licenses

During the second quarters of 2018 and 2017, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2017 and 2018. There was no impairment identified as part of the testing performed during the quarter ended June 30, 2018. During the six months ended June 30, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. During the quarter ended June 30, 2017, the Company recorded an impairment charge of approximately $12.8 million related to our Houston radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended June 30, 2018 and 2017, respectively.

Radio Broadcasting	June 30,	June 30,
Licenses	2018 (a)	2017 (a)

Pre-tax impairment charge (in millions)	$—	$12.8

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	0.5%	1.0% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	6.8% – 15.3%	6.9% – 15.3%
Operating Profit Margin Range	30.1% – 35.1%	31.6% – 47.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second quarters of 2018 and 2017, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2018 and 2017. No goodwill impairment was identified during the three months ended June 30, 2018 or during the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended June 30, 2018 and 2017.

Goodwill (Radio Market	June 30,	June 30,
Reporting Units)	2018 (a)	2017 (a)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(8.6)% – 19.5%	(5.6)% – 9.2%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.0%	1.0% – 1.5%
Mature Market Share Range	7.6% – 14.9%	9.1% – 10.4%
Operating Profit Margin Range	23.7% – 31.8%	33.2% – 53.2%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

We did not identify any impairment indicators for the three months ended June 30, 2018 or 2017 at any of our other reportable segments, except as described above.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,910	$30,468	$27,567	$165,044	$377,989
Additions	—	—	—	—	—
Impairments	(2,712)	—	—	—	(2,712)
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Net goodwill at June 30, 2018	$67,762	$14,354	$13,022	$165,044	$260,182

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)

2017 Credit Facility	$345,625	$347,375
9.25% Senior Subordinated Notes due February 2020	250,000	275,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	957,497	984,247
Less: current portion of long-term debt	15,372	3,500
Less: original issue discount and issuance costs	12,127	13,581
Long-term debt, net	$929,998	$967,166

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.82% for 2018 and was 5.31% for 2017.

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

During the three and six months ended June 30, 2018, the Company repaid $875,000 and approximately $1.8 million, respectively, under the 2017 Credit Facility. During the three months ended June 30, 2017, the Company repaid $875,000 under the 2017 Credit Facility.

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

As of June 30, 2018, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of June 30, 2018, the Company had outstanding approximately $345.6 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended June 30, 2018 and 2017, was approximately $718,000 and $816,000, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the six months ended June 30, 2018 and 2017, was approximately $1.4 million and $2.2 million, respectively.

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

Prior to its repayment with the 2017 Credit Facility, concurrently with the closing of the 2020 Notes, the Company had entered into the 2015 Credit Facility. The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.32% for 2017 and 5.13% for 2016. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term were are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the six months ended June 30, 2017, the Company repaid $875,000 under the 2015 Credit Facility. The 2015 Credit Facility was terminated on April 18, 2017.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2018, the Company had letters of credit totaling $738,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of portions of the 2020 Notes (as described below), the semiannual interest payment is approximately $11.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended June 30, 2018, the Company repurchased approximately $14.0 million of its 2020 Notes at an average price of approximately 95.125% of par. The Company recorded a net gain on retirement of debt of $626,000 for the quarter ended June 30, 2018. During the quarter ended March 31, 2018, the Company repurchased approximately $11 million of its 2020 Notes at an average price of approximately 97.375% of par. The Company recorded a net gain on retirement of debt of $239,000 for the quarter ended March 31, 2018. During the quarter ended December 31, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 93.625% of par. The Company recorded a net gain on retirement of debt of approximately $1.2 million for the quarter ended December 31, 2017. During the quarter ended September 30, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 96% of par. The Company recorded a net gain on retirement of debt of $690,000 for the quarter ended September 30, 2017. As of June 30, 2018 and December 31, 2017, the Company had approximately $250.0 million and $275.0 million, respectively, of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of June 30, 2018 and December 31, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

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

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of June 30, 2018, are as follows:

	Comcast Note due April 2019	2017 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
July – December 2018	$—	$1,750	$—	$—	$1,750
2019	11,872	3,500	—	—	15,372
2020	—	3,500	250,000	—	253,500
2021	—	3,500	—	—	3,500
2022	—	3,500	—	350,000	353,500
2023 and thereafter	—	329,875	—	—	329,875
Total Debt	$11,872	$345,625	$250,000	$350,000	$957,497

The Company routinely monitors its long-term debt profile and upcoming debt maturities and may from time to time seek to opportunistically de-lever by retiring portions of its outstanding debt securities. This de-levering may take the form of debt repurchases or exchanges for other securities, in open-market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved in any such transactions may vary and such transaction, individually or in the aggregate may be material.

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

The Company recognized the income tax effects of the 2017 Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. During the three and six months ended June 30, 2018, the Company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act as the Company is continuing to collect the information necessary to complete those calculations. The accounting for the tax effects of the 2017 Tax Act will be completed later in 2018.

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $2.7 million on a pre-tax loss from continuing operations of approximately $1.4 million for the six months ended June 30, 2018, which results in a tax rate of approximately 200.6%. This tax rate is based on an estimated annual effective rate of (95.0)% primarily attributable to the limitation of interest expense which results in a deferred tax benefit that is expected to be recognizable at the end of the year, and discrete tax benefits of approximately $4.0 million related to statutory rate changes and state conformity to the 2017 Tax Act.

As of June 30, 2018, the Company continues to maintain a valuation allowance on certain of its deferred tax assets primarily related to net operating losses generated before January 1, 2018. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2018, the Company does not believe it is more likely than not that these deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of these deferred tax assets, which have a finite carryforward period.

The Company is subject to the continuous examination of our income tax returns by the IRS and other domestic tax authorities. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next twelve months.

6.	STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. On May 5, 2018, the Company authorized repurchases of up to $5.0 million through December 31, 2018. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended June 30, 2018, the Company repurchased 232 shares of Class A common stock at an average price of $2.26 per share and repurchased 760,113 shares of Class D common stock in the amount of approximately $1.6 million at an average price of $2.13 per share.  During the six months ended June 30, 2018, the Company repurchased 232 shares of Class A common stock at an average price of $2.26 per share and repurchased 1,760,568 shares of Class D common stock in the amount of approximately $3.5 million at an average price of $2.01 per share. During the three and six months ended June 30, 2017, the Company did not repurchase any Class A common stock and repurchased 1,054,290 shares of Class D common stock in the amount of approximately $2.1 million at an average price of $1.99 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended June 30, 2018, the Company executed a Stock Vest Tax Repurchase of 10,646 shares of Class D Common Stock in the amount of $22,000 at an average price of $2.02 per share. During the three months ended June 30, 2017, the Company executed a Stock Vest Tax Repurchase of 7,699 shares of Class D Common Stock in the amount of $23,000 at an average price of $3.00 per share. During the six months ended June 30, 2018, the Company executed a Stock Vest Tax Repurchase of 578,437 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $1.80 per share. During the six months ended June 30, 2017, the Company executed a Stock Vest Tax Repurchase of 317,103 shares of Class D Common Stock in the amount of $919,000 at an average price of $2.90 per share.

Stock Option and Restricted Stock Grant Plan

Our stock option and restricted stock plan currently in effect was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009 (“the 2009 Stock Plan”).  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year.  Most recently, on April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares.  As of June 30, 2018, 2,796,196 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended June 30, 2018 and 2017, was approximately $1.1 million and $158,000, respectively, and for the six months ended June 30, 2018 and 2017, was approximately $2.5 million and $291,000, respectively.

The Company did not grant stock options during the three months ended June 30, 2018 and granted 732,869 stock options during the six months ended June 30, 2018. The Company did not grant stock options during the six months ended June 30, 2017.

Transactions and other information relating to stock options for the six months ended June 30, 2018, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,804,000	$1.89	4.90	$795,000
Grants	733,000	$1.81
Exercised	58,000	$1.41
Forfeited/cancelled/expired/settled	1,825,000	$1.41
Balance as of June 30, 2018	3,654,000	$2.11	7.73	$708,000
Vested and expected to vest at June 30, 2018	3,529,000	$2.12	7.68	$681,000
Unvested at June 30, 2018	1,206,000	$1.86	9.21	$295,000
Exercisable at June 30, 2018	2,448,000	$2.24	7.00	$412,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2018, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2018. This amount changes based on the fair market value of the Company’s stock.

There were 58,190 options exercised during the three and six months ended June 30, 2018. No options vested during the three months ended June 30, 2018 and 717,902 options vested during the six months ended June 30, 2018. There were no options exercised and no options vested during the three and six months ended June 30, 2017.

As of June 30, 2018, $849,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of eight months. The weighted-average fair value per share of shares underlying stock options was $1.58 at June 30, 2018.

The Company granted 93,024 and 1,758,428 shares of restricted stock during the three and six months ended June 30, 2018, respectively. The Company granted 93,024 shares of restricted stock during the three and six months ended June 30, 2017. Each of the four non-executive directors received 23,256 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 15, 2018.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2018, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2017	2,303,000	$1.94
Grants	1,758,000	$1.83
Vested	(1,769,000)	$1.92
Forfeited/cancelled/expired	—	$—
Unvested at June 30, 2018	2,292,000	$1.87

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2018, approximately $2.7 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 8 months.

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

Detailed segment data for the three months ended June 30, 2018 and 2017, is presented in the following tables:

	Three Months Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$46,452	$48,161
Reach Media	16,380	17,528
Digital	6,559	6,740
Cable Television	46,828	45,369
Corporate/Eliminations*	(1,013)	(160)
Consolidated	$115,206	$117,638

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$28,975	$29,177
Reach Media	14,458	15,860
Digital	9,023	8,217
Cable Television	22,610	24,118
Corporate/Eliminations	7,079	6,970
Consolidated	$82,145	$84,342

Depreciation and Amortization:
Radio Broadcasting	$848	$939
Reach Media	63	52
Digital	477	463
Cable Television	6,556	6,568
Corporate/Eliminations	304	410
Consolidated	$8,248	$8,432

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$12,756
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$—	$12,756

Operating income (loss):
Radio Broadcasting	$16,629	$5,289
Reach Media	1,859	1,616
Digital	(2,941)	(1,940)
Cable Television	17,662	14,683
Corporate/Eliminations	(8,396)	(7,540)
Consolidated	$24,813	$12,108

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(1,013)	$(160)

Capital expenditures by segment are as follows:

Radio Broadcasting	$152	$645
Reach Media	12	22
Digital	380	359
Cable Television	57	107
Corporate/Eliminations	563	1,156
Consolidated	$1,164	$2,289

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$85,965	$87,898
Reach Media	22,899	25,191
Digital	14,705	12,246
Cable Television	93,014	93,924
Corporate/Eliminations*	(1,756)	(332)
Consolidated	$214,827	$218,927

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$56,216	$55,494
Reach Media	20,959	23,774
Digital	19,467	14,862
Cable Television	49,276	53,305
Corporate/Eliminations	13,689	13,431
Consolidated	$159,607	$160,866

Depreciation and Amortization:
Radio Broadcasting	$1,718	$1,896
Reach Media	126	106
Digital	953	804
Cable Television	13,113	13,129
Corporate/Eliminations	626	809
Consolidated	$16,536	$16,744

Impairment of Long-Lived Assets:
Radio Broadcasting	$6,556	$12,756
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$6,556	$12,756

Operating income (loss):
Radio Broadcasting	$21,475	$17,752
Reach Media	1,814	1,311
Digital	(5,715)	(3,420)
Cable Television	30,625	27,490
Corporate/Eliminations	(16,071)	(14,572)
Consolidated	$32,128	$28,561

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(1,756)	$(332)

Capital expenditures by segment are as follows:

Radio Broadcasting	$569	$1,670
Reach Media	46	68
Digital	760	545
Cable Television	99	203
Corporate/Eliminations	604	1,262
Consolidated	$2,078	$3,748

	June 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$735,797	$751,664
Reach Media	37,152	39,928
Digital	23,062	28,407
Cable Television	427,071	435,031
Corporate/Eliminations	67,334	61,725
Consolidated	$1,290,416	$1,316,755

8.	COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including Broadcast Music, Inc. (“BMI”), the Society of European Stage Authors and Composers (“SESAC”) and, the American Society of Composers, Authors and Publishers (“ASCAP”).  Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. While the RMLC continues to pursue resolution with BMI, the RMLC has advised operators to make payments to BMI as invoiced by BMI anticipating retroactive discount likely to be applied. In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.0 million and $2.6 million during the three month periods ended June 30, 2018 and 2017, respectively, and incurred expenses of approximately $4.4 million and $4.2 million during the six month periods ended June 30, 2018 and 2017, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  This interim license continues through September 30, 2018.  GMR offered these interim license extensions on the same terms as each broadcaster’s prior interim license, except for the new end date. We anticipate further extensions of this temporary license until a permanent industry wide solution is put into effect.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2018, the Company had letters of credit totaling $738,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Since July 1, 2018, and through August 3, 2018, the Company repurchased 418,027 shares of Class D common stock in the amount of $894,000 at an average price of $2.14 per share and repurchased 3,631 shares of Class A common stock in the amount of $8,000 at an average price of $2.26 per share.

On July 3, 2018, the Company repurchased approximately $5 million of its 2020 Notes at an average price of approximately 97.25% of par. The Company routinely monitors its long-term debt profile and upcoming debt maturities and may from time to time seek to opportunistically de-lever by retiring portions of its outstanding debt securities. This de-levering may take the form of debt repurchases or exchanges for other securities, in open-market purchases, privately negotiated transactions or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved in any such transactions may vary and such transaction, individually or in the aggregate may be material.

On or about August 8, 2018, the Company will close on its previously announced sale of the assets of one of its Detroit, Michigan, radio stations, WPZR-FM (102.7 FM), to Educational Media Foundation, of California, for total consideration of approximately $12.7 million. As part of the deal, the Company will also receive 3 FM translators that service the Detroit metropolitan area, and these signals will be combined with its existing FM translator to multicast the Detroit Praise Network.

On or about August 9, 2018, the Company will close on its previously announced acquisition of the assets of the radio station The Team 980 (WTEM 980 AM) from Red Zebra Broadcasting. Upon closing, the Company will also enter into an agreement with the Washington Redskins to ensure that all Redskins games, as well as pregame and postgame programming, will remain on The Team 980.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017

Radio broadcasting segment	40.3%	40.9%	40.0%	40.1%

Reach Media segment	14.2%	14.9%	10.7%	11.5%

Digital segment	5.7%	5.7%	6.8%	5.6%

Cable television segment	40.6%	38.6%	43.3%	42.9%

Corporate/eliminations	(0.8)%	(0.1)%	(0.8)%	(0.1)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017

Percentage of core radio business generated from local advertising	59.4%	57.5%	60.3%	60.2%

Percentage of core radio business generated from national advertising, including network advertising	35.4%	35.8%	35.9%	35.3%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$48,880	$52,017	$(3,137)	(6.0)%
Political Advertising	1,182	731	451	61.7
Digital Advertising	6,559	6,740	(181)	(2.7)
Cable Television Advertising	18,118	18,988	(870)	(4.6)
Cable Television Affiliate Fees	28,020	26,140	1,880	7.2
Event Revenues & Other	12,447	13,022	(575)	(4.4)
Net Revenue (as reported)	$115,206	$117,638	$(2,432)	(2.1)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$93,502	$98,205	$(4,703)	(4.8)%
Political Advertising	1,383	974	409	42.0
Digital Advertising	14,705	12,246	2,459	20.1
Cable Television Advertising	37,054	40,129	(3,075)	(7.7)
Cable Television Affiliate Fees	55,269	53,463	1,806	3.4
Event Revenues & Other	12,914	13,910	(996)	(7.2)
Net Revenue (as reported)	$214,827	$218,927	$(4,100)	(1.9)%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except margin data)
	(Unaudited)

Net revenue	$115,206	$117,638	$214,827	$218,927
Broadcast and digital operating income	44,341	41,782	76,838	76,719
Broadcast and digital operating income margin	38.5%	35.5%	35.8%	35.0%
Consolidated net income (loss) attributable to common stockholders	$23,590	$802	$1,035	$(1,511)

The reconciliation of net income (loss) to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, unaudited)

Consolidated net income (loss) attributable to common stockholders	$23,590	$802	$1,035	$(1,511)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(17)	(45)	(161)	(148)
Interest expense	19,155	19,863	38,436	40,209
(Benefit from) provision for income taxes	(15,581)	182	(2,741)	70
Corporate selling, general and administrative, excluding stock-based compensation	10,155	8,328	19,117	18,367
Stock-based compensation	1,125	158	2,501	291
(Gain) loss on retirement of debt	(626)	7,083	(865)	7,083
Gain on sale-leaseback	—	(14,411)	—	(14,411)
Other income, net	(2,014)	(1,574)	(3,915)	(2,895)
Depreciation and amortization	8,248	8,432	16,536	16,744
Impairment of long-lived assets	—	12,756	6,556	12,756
Noncontrolling interests in income of subsidiaries	306	208	339	164
Broadcast and digital operating income	$44,341	$41,782	$76,838	$76,719

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$23,590	$802	$1,035	$(1,511)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(17)	(45)	(161)	(148)
Interest expense	19,155	19,863	38,436	40,209
(Benefit from) provision for income taxes	(15,581)	182	(2,741)	70
Depreciation and amortization	8,248	8,432	16,536	16,744
EBITDA	$35,395	$29,234	$53,105	$55,364
Stock-based compensation	1,125	158	2,501	291
(Gain) loss on retirement of debt	(626)	7,083	(865)	7,083
Gain on sale-leaseback	—	(14,411)	—	(14,411)
Other income, net	(2,014)	(1,574)	(3,915)	(2,895)
Noncontrolling interests in income of subsidiaries	306	208	339	164
Employment Agreement Award, incentive plan award expenses and other compensation	2,285	1,443	3,873	2,484
Contingent consideration from acquisition	(79)	—	1,451	—
Severance-related costs	801	250	999	603
Impairment of long-lived assets	—	12,756	6,556	12,756
Cost method investment income	1,794	1,506	3,432	2,959
Adjusted EBITDA	$38,987	$36,653	$67,476	$64,398

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 (In thousands)

	Three Months Ended June 30,
	2018	2017	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$115,206	$117,638	$(2,432)	(2.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,375	33,009	(2,634)	(8.0)
Selling, general and administrative, excluding stock-based compensation	40,490	42,847	(2,357)	(5.5)
Corporate selling, general and administrative, excluding stock-based compensation	10,155	8,328	1,827	21.9
Stock-based compensation	1,125	158	967	612.0
Depreciation and amortization	8,248	8,432	(184)	(2.2)
Impairment of long-lived assets	—	12,756	(12,756)	(100.0)
Total operating expenses	90,393	105,530	(15,137)	(14.3)
Operating income	24,813	12,108	12,705	104.9
Interest income	17	45	(28)	(62.2)
Interest expense	19,155	19,863	(708)	(3.6)
(Gain) loss on retirement of debt	(626)	7,083	7,709	108.8
Gain on sale-leaseback	—	(14,411)	(14,411)	(100.0)
Other income, net	(2,014)	(1,574)	440	28.0
Income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	8,315	1,192	7,123	597.6
(Benefit from) provision for income taxes	(15,581)	182	15,763	8,661.0
Consolidated net income	23,896	1,010	22,886	2,265.9
Net income attributable to noncontrolling interests	306	208	98	47.1
Net income attributable to common stockholders	$23,590	$802	$22,788	2,841.4%

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$115,206	$117,638	$(2,432)	(2.1)%

During the three months ended June 30, 2018, we recognized approximately $115.2 million in net revenue compared to approximately $117.6 million during the same period in 2017. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment decreased 3.5% compared to the same period in 2017. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 3.3% in total revenues. We experienced net revenue declines most significantly in our Atlanta, Philadelphia, Raleigh and St. Louis markets, with our Cleveland, Dallas and Washington DC markets experiencing growth for the quarter. We recognized approximately $46.8 million of revenue from our cable television segment during the three months ended June 30, 2018, compared to approximately $45.4 million for the same period in 2017, with an increase primarily in affiliate sales. The increase is primarily driven by an adjustment of previously estimated affiliate fees in the amount of approximately $1.7 million, as final reporting became available. Net revenue from our Reach Media segment decreased approximately $1.1 million for the quarter ended June 30, 2018, compared to the same period in 2017 due primarily to downward pricing pressure. The “Tom Joyner Fantastic Voyage” took place during the second quarters of 2018 and 2017 and generated revenue of approximately $9.4 million and $9.4 million, respectively for Reach Media. Finally, net revenues for our digital segment decreased 2.7% for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to a decrease in direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$30,375	$33,009	$(2,634)	(8.0)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the three months ended June 30, 2018, compared to the same period in 2017 is due primarily to lower expenses in our Reach Media and cable television segments. Our Reach Media segment generated a decrease of approximately $1.4 million for the three months ended June 30, 2018, compared to the same period in 2017 due primarily to lower contractual costs. Our cable broadcasting segment generated a decrease of approximately $1.6 million for the three months ended June 30, 2018, compared to the same period in 2017 due primarily to lower program content expense driven by reduced amortization for original programing.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$40,490	$42,847	$(2,357)	(5.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. There was an increase in selling, general and administrative expenses for the three months ended June 30, 2018, compared to the same period in 2017 from our digital segment, which was offset by lower expenses at all other segments primarily to declines in revenue.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$10,155	$8,328	$1,827	21.9%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in corporate selling, general and administrative expenses was due primarily to higher incentive-based payroll costs at our cable television segment.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$1,125	$158	$967	612.0%

The increase in stock-based compensation for the three months ended June 30, 2018, compared to the same period in 2017, is primarily due to grants of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$8,248	$8,432	$(184)	(2.2)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2018, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$—	$12,756	$(12,756)	(100.0)%

The impairment of long-lived assets for the three months ended June 30, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Houston radio broadcasting licenses.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$19,155	$19,863	$(708)	(3.6)%

Interest expense decreased to approximately $19.2 million for the three months ended June 30, 2018, compared to approximately $19.9 million for the same period in 2017 due to lower overall debt balances outstanding. On April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 credit facility (the “2015 Credit Facility”) and the agreement governing such credit facility was terminated on April 18, 2017.

(Gain) loss on retirement of debt

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$(626)	$7,083	$7,709	108.8%

There was a gain on retirement of debt of $626,000 for the three months ended June 30, 2018, due to the redemption of approximately $14.0 million of our 2020 Notes at a discount. The loss on retirement of debt of approximately $7.1 million for the three months ended June 30, 2017, was due to the retirement of the 2015 Credit Facility during the second quarter. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions.

Gain on sale-leaseback

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$—	$(14,411)	$(14,411)	(100.0%)

The gain on sale-leaseback for the three months ended June 30, 2017, was due to the Company closing on its sale of certain land, towers and equipment to a third party. The Company is leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter of 2017, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years.

Other income, net

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$(2,014)	$(1,574)	$440	28.0%

Other income, net increased to approximately $2.0 million for the three months ended June 30, 2018, compared to approximately $1.6 million for the same period in 2017. We recognized other income in the amount of approximately $1.8 million and $1.5 million, for the three months ended June 30, 2018 and 2017, respectively, related to our MGM investment.

(Benefit from) provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$(15,581)	$182	$15,763	8,661.0%

The Company is using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the (benefit from) provision for income taxes. For the three months ended June 30, 2018, we recorded a benefit from income taxes of approximately $15.6 million on pre-tax income from continuing operations of approximately $8.3 million, that results in a tax rate of (187.4)%, of which approximately $12.4 million is attributable to deferred tax benefits that are expected to be recognizable at the end of the year, and a discrete tax benefit of approximately $3.2 million related to state rate and legislative changes. For the three months ended June 30, 2017, we recorded a provision for income taxes of $182,000 on pre-tax income from continuing operations of approximately $1.2 million.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2018	2017
$306	$208	$98	47.1%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $44.3 million for the three months ended June 30, 2018, compared to approximately $41.8 million for the comparable period in 2017, an increase of approximately $2.6 million or 6.1%. The increase was primarily due to higher broadcast and digital operating income at our cable television and Reach Media segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting and digital segments. Our radio broadcasting segment generated approximately $17.6 million of broadcast and digital operating income during the quarter ended June 30, 2018, compared to approximately $19.0 million during the quarter ended June 30, 2017, a decrease of approximately $1.4 million, primarily due to revenue declines. Reach Media generated approximately $2.7 million of broadcast and digital operating income during the quarter ended June 30, 2018, compared to approximately $2.1 million during the quarter ended June 30, 2017. The increase in Reach Media’s broadcast and digital operating income is primarily due to lower contractual costs. Our digital segment generated approximately $2.4 million of broadcast and digital operating loss during the quarter ended June 30, 2018, compared to broadcast and digital operating loss of approximately $1.5 million during the quarter ended June 30, 2017. The increase in our digital segment’s broadcast and digital operating loss is primarily due to higher selling, general and administrative expenses. Finally, TV One generated approximately $26.4 million of broadcast and digital operating income during the quarter ended June 30, 2018, compared to approximately $22.1 million during the quarter ended June 30, 2017, with the increase primarily due to increased affiliate fees and lower content amortization expense.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 38.5% for the three months ended June 30, 2018, from 35.5% for the comparable period in 2017. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 (In thousands)

	Six Months Ended June 30,
	2018	2017	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$214,827	$218,927	$(4,100)	(1.9)%
Operating expenses:
Programming and technical, excluding stock-based compensation	62,522	64,906	(2,384)	(3.7)
Selling, general and administrative, excluding stock-based compensation	75,467	77,302	(1,835)	(2.4)
Corporate selling, general and administrative, excluding stock-based compensation	19,117	18,367	750	4.1
Stock-based compensation	2,501	291	2,210	759.5
Depreciation and amortization	16,536	16,744	(208)	(1.2)
Impairment of long-lived assets	6,556	12,756	(6,200)	(48.6)
Total operating expenses	182,699	190,366	(7,667)	(4.0)
Operating income	32,128	28,561	3,567	12.5
Interest income	161	148	13	8.8
Interest expense	38,436	40,209	(1,773)	(4.4)
(Gain) loss on retirement of debt	(865)	7,083	7,948	112.2
Gain on sale-leaseback	—	(14,411)	(14,411)	(100.0)
Other income, net	(3,915)	(2,895)	1,020	35.2
Loss before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(1,367)	(1,277)	(90)	(7.0)
(Benefit from) provision for income taxes	(2,741)	70	2,811	4,015.7
Consolidated net income (loss)	1,374	(1,347)	2,721	202.0
Net income attributable to noncontrolling interests	339	164	175	106.7
Net income (loss) attributable to common stockholders	$1,035	$(1,511)	$2,546	168.5%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$214,827	$218,927	$(4,100)	(1.9)%

During the six months ended June 30, 2018, we recognized approximately $214.8 million in net revenue compared to approximately $218.9 million during the same period in 2017. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the six months ended June 30, 2018, decreased 2.2% from the same period in 2017. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 3.3% in total revenues. We experienced net revenue growth most significantly in our Cleveland, Dallas and Richmond markets; however, this growth was offset by declines most significantly in our Atlanta, Raleigh, and St. Louis markets. Reach Media’s net revenues decreased 9.1% for the six months ended June 30, 2018, compared to the same period in 2017, due primarily to downward pricing pressure. We recognized approximately $93.0 million and $93.9 million of revenue from our cable television segment during the six months ended June 30, 2018, and 2017, respectively, due primarily to higher affiliate sales which was partially offset by lower advertising sales. Net revenue for our digital segment increased approximately $2.5 million for the six months ended June 30, 2018, compared to the same period in 2017 due to an increase in direct revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$62,522	$64,906	$(2,384)	(3.7)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the six months ended June 30, 2018, compared to the same period in 2017 is primarily to lower expenses in our Reach Media and cable television segments, which was partially offset by an increase in expense at our radio broadcasting and digital segments. Our Reach Media segment generated a decrease of approximately $2.3 million for the six months ended June 30, 2018, compared to the same period in 2017 due primarily to lower contractual costs. Our cable broadcasting segment generated a decrease of approximately $3.0 million for the six months ended June 30, 2018, compared to the same period in 2017 due primarily to lower program content expense driven by reduced amortization for original programing. Our radio broadcasting segment generated an increase of approximately $2.4 million for the six months ended June 30, 2018, compared to the same period in 2017 due primarily to higher payroll costs, increased lease expense due to the sale-leaseback transaction, as well as an increase in certain music licensing costs.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$75,467	$77,302	$(1,835)	(2.4)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expense for the six months ended June 30, 2018, compared to the same period in 2017, is primarily driven by lower expenses at our radio broadcasting, Reach Media, and cable television segments, partially offset by an increase in expenses at our digital segment.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$19,117	$18,367	$750	4.1%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was also an increase in corporate selling, general and administrative expenses at our cable television segment due to an increase in incentive-based payroll costs.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$2,501	$291	$2,210	759.5%

The increase in stock-based compensation for the six months ended June 30, 2018, compared to the same period in 2017, is primarily due to grants of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$16,536	$16,744	$(208)	(1.2)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2018, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$6,556	$12,756	$(6,200)	(48.6)%

The impairment of long-lived assets for the six months ended June 30, 2018, was related to a non-cash impairment charge of approximately $2.7 million recorded to reduce the carrying value of our Charlotte goodwill balance and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. The impairment of long-lived assets for the six months ended June 30, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Houston radio broadcasting licenses.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$38,436	$40,209	$(1,773)	(4.4)%

Interest expense decreased to approximately $38.4 million for the six months ended June 30, 2018, compared to approximately $40.2 million for the same period in 2017, due to lower overall debt balances outstanding. On April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 credit facility and the agreement governing such credit facility was terminated on April 18, 2017.

(Gain) loss on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$(865)	$7,083	$7,948	112.2%

There was a gain on retirement of debt of $865,000 for the six months ended June 30, 2018, due to the redemption of approximately $25 million of our 2020 Notes at a discount. The loss on retirement of debt of approximately $7.1 million for the six months ended June 30, 2017, was due to the retirement of the 2015 Credit Facility during the second quarter. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions.

Gain on sale-leaseback

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$—	$(14,411)	$(14,411)	(100.0)%

The gain on sale-leaseback for the six months ended June 30, 2017, was due to the Company closing on its sale of certain land, towers and equipment to a third party. The Company is leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years.

Other income, net

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$(3,915)	$(2,895)	$1,020	35.2%

Other income, net increased to approximately $3.9 million for the three months ended June 30, 2018, compared to approximately $2.9 million for the same period in 2017. We recognized other income in the amount of approximately $3.4 million and $3.0 million, for the six months ended June 30, 2018 and 2017, respectively, related to our MGM investment. In addition, we recognized $405,000 and $135,000 in other income for the six months ended June 30, 2018 and 2017, respectively, related to the deferred gain on sale lease-back transaction.

(Benefit from) provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$(2,741)	$70	$2,811	4,015.7%

The Company began using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes at the beginning of 2017. For the six months ended June 30, 2018, we recorded a benefit from income taxes of approximately $2.7 million on a pre-tax loss from continuing operations of approximately $1.4 million, which results in a tax rate of 200.6%. This tax rate is based on an estimated annual effective rate of (95.0)% and a discrete tax provision adjustment of approximately $4.0 million related to state rate and legislative changes. For the six months ended June 30, 2017, we recorded a provision for income taxes of $70,000 on a pre-tax loss from continuing operations of approximately $1.3 million, which results in a tax rate of (5.5)%. This tax rate is based on an estimated annual effective rate of 23.1%, and a discrete tax provision adjustment for $346,000.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2018	2017
$339	$164	$175	106.7%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the six months ended June 30, 2018, versus the same period in 2017.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $76.8 million for the six months ended June 30, 2018, compared to approximately $76.7 million for the comparable period in 2017, an increase of $119,000 or 0.2%. This increase was due to higher broadcast and digital operating income at our cable television and Reach Media segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting and digital segments. Our radio broadcasting segment generated approximately $30.0 million of broadcast and digital operating income during the six months ended June 30, 2018, compared to approximately $32.5 million during the six months ended June 30, 2017, a decrease of approximately $2.5 million, primarily due to revenue declines and an increase in programming and technical expenses. Reach Media generated approximately $3.5 million of broadcast and digital operating income during the six months ended June 30, 2018, compared to approximately $3.1 million during the six months ended June 30, 2017. Our digital segment generated approximately $4.7 million of broadcast and digital operating loss during the six months ended June 30, 2018, compared to approximately $2.6 million of broadcast and digital operating loss during the six months ended June 30, 2017. The increase in our digital segment’s broadcast and digital operating loss is primarily due to increased investment in video. Finally, TV One generated approximately $47.9 million of broadcast and digital operating income during the six months ended June 30, 2018, compared to approximately $43.8 million during the six months ended June 30, 2017, with the increase due primarily to higher affiliate sales and lower content amortization expense.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 35.8% for the six months ended June 30, 2018, compared to 35.0% for the comparable period in 2017. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources.

As of June 30, 2018, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of June 30, 2018		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.99	x	1.25	x	0.74	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.78	x	5.85	x	1.07	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2018:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount and issuance costs (at variable rates)(1)	$338.2	6.10%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	249.1	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	346.0	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2018 and 2017, respectively:

	2018	2017
	(In thousands)

Net cash flows provided by operating activities	$33,832	$11,744
Net cash flows (used in) provided by investing activities	$(2,078)	$14,481
Net cash flows used in financing activities	$(32,646)	$(7,518)

Net cash flows provided by operating activities were approximately $33.8 million and $11.7 million for the six months ended June 30, 2018 and 2017, respectively. Net cash flow from operating activities for the six months ended June 30, 2018, increased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and lower payments for content assets.

Net cash flows used in financing activities were approximately $2.1 million for the six months ended June 30, 2018 and net cash flows provided by investing activities were approximately $14.5 million for the six months ended June 30, 2017. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $2.1 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2017, the Company paid approximately $2.0 million to complete the acquisition of our new Richmond and Washington DC stations and during the six months ended June 30, 2017, the Company paid approximately $5.0 million to complete the acquisition of certain digital assets from Moguldom. During the six months ended June 30, 2017, the Company received proceeds of approximately $25.0 million to complete its sale of certain land, towers and equipment as part of a sale-leaseback transaction.

Net cash flows used in financing activities were approximately $32.6 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company repaid approximately $1.8 million and $345.6 million, respectively, in outstanding debt. During the six months ended June 30, 2017, we borrowed approximately $350.0 million in new 2017 Credit Facility. During the six months ended June 30, 2017, we capitalized approximately $8.9 million of costs associated with our indebtedness. The amounts capitalized in 2017 relate to our new 2017 Credit. During the six months ended June 30, 2018, the Company distributed $506,000 of contingent consideration related to the Moguldom acquisition. During the six months ended June 30, 2018, the Company repurchased approximately $24.0 million of our 2020 Notes. Finally, during the six months ended June 30, 2018 and 2017, respectively, we repurchased approximately $4.6 million and $3.0 million of our Class D Common Stock. Reach Media paid $801,000 in dividends to noncontrolling interest shareholders during the six months ended June 30, 2018.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2018, we had approximately $598.1 million in broadcast licenses and $260.2 million in goodwill, which totaled $858.3 million, and represented approximately 66.5% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

For the six months ended June 30, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. There was no impairment recorded during the three months ended June 30, 2018. The Company recorded an impairment charge of approximately $12.8 million for the three and six months ended June 30, 2017, related to its Houston radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

During the second quarters of 2018 and 2017, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2017 and 2018. There was no impairment identified as part of the testing performed during the quarter ended June 30, 2018. During the six months ended June 30, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. During the quarter ended June 30, 2017, the Company recorded an impairment charge of approximately $12.8 million related to our Houston radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended June 30, 2018 and 2017, respectively.

Radio Broadcasting	June 30,	June 30,
Licenses	2018 (a)	2017 (a)

Pre-tax impairment charge (in millions)	$—	$12.8

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	0.5%	1.0% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	6.8% – 15.3%	6.9% – 15.3%
Operating Profit Margin Range	30.1% – 35.1%	31.6% – 47.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second quarters of 2018 and 2017, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2018 and 2017. No goodwill impairment was identified during the three months ended June 30, 2018 or during the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended June 30, 2018 and 2017.

Goodwill (Radio Market	June 30,	June 30,
Reporting Units)	2018 (a)	2017 (a)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(8.6)% – 19.5%	(5.6)% – 9.2%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.0%	1.0% – 1.5%
Mature Market Share Range	7.6% – 14.9%	9.1% – 10.4%
Operating Profit Margin Range	23.7% – 31.8%	33.2% – 53.2%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

We did not identify any impairment indicators for the three months ended June 30, 2018 or 2017 at any of our other reportable segments, except as described above.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. We also have $250.0 million outstanding in our 2020 Notes and we also have $350.0 million outstanding in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including Broadcast Music, Inc. (“BMI”), the Society of European Stage Authors and Composers (“SESAC”) and, the American Society of Composers, Authors and Publishers (“ASCAP”).  Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. While the RMLC continues to pursue resolution with BMI, the RMLC has advised operators to make payments to BMI as invoiced by BMI anticipating retroactive discount likely to be applied. In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.0 million and $2.6 million during the three month periods ended June 30, 2018 and 2017, respectively, and incurred expenses of approximately $4.4 million and $4.2 million during the six month periods ended June 30, 2018 and 2017, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  This interim license continues through September 30, 2018.  GMR offered these interim license extensions on the same terms as each broadcaster’s prior interim license, except for the new end date. We anticipate further extensions of this temporary license until a permanent industry wide solution is put into effect.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2018:

	Payments Due by Period
Contractual Obligations	Remainder of 2018	2019	2020	2021	2022	2023 and Beyond	Total
	(In thousands)

9.25% Senior Subordinated Notes(1)	$11,563	$23,125	$252,569	$–	$–	$–	$287,257
7.375% Senior Subordinated Notes(1)	12,906	25,813	25,813	25,813	357,529	–	447,874
Credit facilities(2)	12,484	24,977	25,266	25,712	25,813	335,754	450,006
Other operating contracts / agreements(3)	55,156	35,315	26,080	23,472	15,060	64,192	219,275
Operating lease obligations	6,172	11,359	10,728	9,334	8,507	24,473	70,573
Comcast Note	622	12,086	–	–	–	–	12,708
Total	$98,903	$132,675	$340,456	$84,331	$406,909	$424,419	$1,487,693

(1)	Includes interest obligations based on current effective interest rates on senior subordinated notes and secured notes outstanding as of June 30, 2018.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2018.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $135.2 million has not been recorded on the balance sheet as of June 30, 2018, as it does not meet recognition criteria. Approximately $8.7 million relates to certain commitments for content agreements for our cable television segment, approximately $24.7 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2018, the Company had letters of credit totaling $738,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

August 8, 2018

