Form 10-Q
period 2018-09-30
URBAN ONE, INC.
filed 2018-11-07
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission File No. 0-25969

URBAN ONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1166660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1010 Wayne Avenue,

14th Floor

Silver Spring, Maryland 20910

(Address of principal executive offices)

(301) 429-3200

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2018
Class A Common Stock, $.001 Par Value	1,637,472
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	39,572,435

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$110,730	$112,078	$325,557	$331,005
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $30 and $0, and $30 and $0, respectively	30,982	34,892	93,504	99,798
Selling, general and administrative, including stock-based compensation of $166 and $326, and $582 and $453, respectively	36,530	36,851	112,413	114,280
Corporate selling, general and administrative, including stock-based compensation of $938 and $1,329, and $3,023 and $1,493, respectively	2,784	11,608	23,986	30,139
Depreciation and amortization	8,333	8,804	24,869	25,548
Impairment of long-lived assets	—	16,392	6,556	29,148
Total operating expenses	78,629	108,547	261,328	298,913
Operating income	32,101	3,531	64,229	32,092
INTEREST INCOME	33	12	194	160
INTEREST EXPENSE	18,987	19,938	57,423	60,147
(GAIN) LOSS ON RETIREMENT OF DEBT	(120)	(690)	(985)	6,393
GAIN ON SALE-LEASEBACK	—	—	—	(14,411)
OTHER INCOME, net	(1,935)	(1,850)	(5,850)	(4,745)
Income (loss) before benefit from income taxes and noncontrolling interests in income of subsidiaries	15,202	(13,855)	13,835	(15,132)
BENEFIT FROM INCOME TAXES	(8,173)	(6,037)	(10,914)	(5,967)
CONSOLIDATED NET INCOME (LOSS)	23,375	(7,818)	24,749	(9,165)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	331	68	670	232
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,044	$(7,886)	$24,079	$(9,397)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.51	$(0.17)	$0.52	$(0.20)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.49	$(0.17)	$0.50	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,128,341	46,681,585	45,946,820	47,487,607
Diluted	47,462,358	46,681,585	48,376,362	47,487,607

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
	(In thousands)

COMPREHENSIVE INCOME (LOSS)	$23,375	$(7,818)	$24,749	$(9,165)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	331	68	670	232
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$23,044	$(7,886)	$24,079	$(9,397)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,326	$37,009
Restricted cash	772	802
Trade accounts receivable, net of allowance for doubtful accounts of $7,847 and $8,071, respectively	105,323	111,596
Prepaid expenses	7,994	9,013
Current portion of content assets	34,833	37,549
Other current assets	3,701	3,766
Total current assets	197,949	199,735
CONTENT ASSETS, net	80,869	74,508
PROPERTY AND EQUIPMENT, net	26,412	25,181
GOODWILL	260,299	262,894
RADIO BROADCASTING LICENSES	600,111	614,535
OTHER INTANGIBLE ASSETS, net	74,882	94,055
OTHER ASSETS	47,019	45,847
Total assets	$1,287,541	$1,316,755
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,733	$8,127
Accrued interest	15,592	15,428
Accrued compensation and related benefits	9,819	8,648
Current portion of content payables	18,116	17,891
Other current liabilities	27,558	27,236
Current portion of long-term debt	15,372	3,500
Total current liabilities	92,190	80,830
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	924,837	967,166
CONTENT PAYABLES, net of current portion	21,198	21,879
OTHER LONG-TERM LIABILITIES	37,560	44,853
DEFERRED TAX LIABILITIES, net	137,860	148,592
Total liabilities	1,213,645	1,263,320

REDEEMABLE NONCONTROLLING INTERESTS	11,112	10,780

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,637,472 and 1,641,632 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 39,768,165 and 41,014,121 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	40	41
Additional paid-in capital	979,633	983,582
Accumulated deficit	(916,897)	(940,976)
Total stockholders’ equity	62,784	42,655
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,287,541	$1,316,755

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In Thousands, except share data)
BALANCE, as of December 31, 2017	$—	$2	$3	$3	$41	$983,582	$(940,976)	$42,655
Consolidated net income	—	—	—	—	—	—	24,079	24,079
Repurchase of 4,160 shares of Class A common stock and 3,062,574 shares of Class D common stock	—	—	—	—	(3)	(6,127)	—	(6,130)
Repurchase of share-based equity awards	—	—	—	—	—	(1,077)	—	(1,077)
Exercise of options for 58,190 shares of common stock	—	—	—	—	—	85	—	85
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(463)	—	(463)
Stock-based compensation expense	—	—	—	—	2	3,633	—	3,635
BALANCE, as of September 30, 2018	$—	$2	$3	$3	$40	$979,633	$(916,897)	$62,784

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$24,749	$(9,165)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	24,869	25,548
Amortization of debt financing costs	2,151	2,900
Amortization of content assets	32,315	35,468
Amortization of launch assets	317	324
Deferred income taxes	(10,732)	(5,960)
Impairment of long-lived assets	6,556	29,148
Stock-based compensation	3,635	1,946
(Gain) loss on retirement of debt	(985)	6,393
Gain on sale-leaseback	—	(14,411)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	5,297	(6,146)
Prepaid expenses and other current assets	(101)	(1,222)
Other assets	(1,172)	1,916
Accounts payable	(2,394)	(184)
Accrued interest	164	(963)
Accrued compensation and related benefits	1,171	(6,317)
Other liabilities	(5,254)	1,030
Payment of launch support	—	(1,848)
Payments for content assets	(36,416)	(38,683)
Net cash flows provided by operating activities	44,170	19,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,719)	(4,483)
Proceeds from sale of radio station	12,791	2,000
Proceeds from sale-leaseback	—	25,000
Acquisition of digital assets	—	(5,000)
Acquisition of station and broadcasting assets	(4,763)	(2,000)
Net cash flows provided by investing activities	4,309	15,517
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2017 Credit Facility	—	350,000
Repayment of 2017 Credit Facility	(2,625)	(1,750)
Repayment of 2015 Credit Facility	—	(344,750)
Distribution of contingent consideration	(752)	—
Proceeds from exercise of stock options	85	—
Repayment of 2020 Notes	(28,892)	(19,369)
Debt refinancing costs and original issue discount	—	(8,860)
Repurchase of share-based equity awards	(1,077)	—
Payment of dividends to noncontrolling interest members of Reach Media	(801)	—
Repurchase of common stock	(6,130)	(4,396)
Net cash flows used in financing activities	(40,192)	(29,125)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,287	6,166
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	37,811	46,781
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$46,098	$52,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$55,108	$58,210
Income taxes, net of refunds	$1,289	$629

NON-CASH FINANCIAL AND INVESTING ACTIVITIES:
Purchases of property and equipment	$329	$—

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2018, we owned and/or operated 59 broadcast stations (including HD stations we operate) located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius, Bossip, HipHopWired and MadameNoire digital platforms and brands. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Financial instruments as of September 30, 2018, and December 31, 2017, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2018, and December 31, 2017, except for the Company’s outstanding senior subordinated notes and secured notes. The 9.25% Senior Subordinated Notes which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $245.0 million and $275.0 million as of September 30, 2018, and December 31, 2017, respectively, and fair value of approximately $241.9 million and $257.8 million as of September 30, 2018, and December 31, 2017, respectively. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million as of each of September 30, 2018, and December 31, 2017, and fair value of approximately $346.5 million and $348.3 million as of September 30, 2018, and December 31, 2017, respectively. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on the $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $344.8 million and fair value of approximately $336.1 million as of September 30, 2018. The 2017 Credit Facility had a carrying value of approximately $347.4 million and fair value of approximately $340.4 million as of December 31, 2017. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of September 30, 2018, and as of December 31, 2017. The fair value of the Comcast Note was approximately $11.9 million as of September 30, 2018, and as of December 31, 2017. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $6.0 million and $6.1 million for the three months ended September 30, 2018 and 2017, respectively. Agency and outside sales representative commissions were approximately $17.2 million and $18.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. TV One also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were $3.5 million and $3.2 million for the three months ended September 30, 2018 and 2017, respectively. Agency and outside sales representative commissions were approximately $10.4 million and $10.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, unaudited)
Net Revenue:
Radio Advertising	$52,136	$50,881	$145,638	$149,086
Political Advertising	917	243	2,300	1,217
Digital Advertising	8,734	8,107	23,439	20,353
Cable Television Advertising	19,157	20,791	56,211	60,920
Cable Television Affiliate Fees	26,244	26,558	81,513	80,021
Event Revenues & Other	3,542	5,498	16,456	19,408
Net Revenue (as reported)	$110,730	$112,078	$325,557	$331,005

If economic conditions change, or other adverse factors outside our control arise, our operations could be negatively impacted.

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at September 30, 2018, December 31, 2017 and September 30, 2017 were as follows:

	September 30, 2018	December 31, 2017	September 30, 2017
	(Unaudited)		(Unaudited)
	(In thousands)

Contract assets:
Unbilled receivables	$4,268	$4,850	$7,767

Contract liabilities:
Customer advances and unearned income	$4,588	$3,372	$3,941
Unearned event income	3,163	4,117	2,819

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2018, $241,000 and approximately $2.0 million was recognized as revenue during the three and nine months ended September 30, 2018, respectively. For unearned event income as of January 1, 2018, approximately $4.1 million was recognized during the nine months ended September 30, 2018, as the event took place during the second quarter of 2018.

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

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. For the three and nine months ended September 30, 2018, there was a non-cash launch support addition of $976,000 for carriage initiation. TV One made no payments for the three months ended September 30, 2017, and paid approximately $1.8 million for carriage initiation for the nine months ended September 30, 2017. The weighted-average amortization period for launch support is approximately 8.8 years as of September 30, 2018, and 9.5 years as of December 31, 2017. The remaining weighted-average amortization period for launch support is 6.3 years and 7.1 years as of September 30, 2018, and December 31, 2017, respectively. For the three and nine months ended September 30, 2018, launch support asset amortization of $106,000 and $317,000, respectively, was recorded as a reduction to revenue. For the three and nine months ended September 30, 2017, launch support asset amortization of $108,000 and $324,000, respectively, was recorded as a reduction to revenue. Launch assets are included in other intangible assets on the consolidated balance sheets.

(f)	Barter Transactions

For barter transactions, the Company provides advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2018 and 2017, barter transaction revenues were $713,000 and $574,000, respectively. Additionally, for the three months ended September 30, 2018 and 2017, barter transaction costs were reflected in programming and technical expenses of $673,000 and $534,000, respectively, and selling, general and administrative expenses of $40,000 and $40,000, respectively. For the nine months ended September 30, 2018 and 2017, barter transaction revenues were approximately $2.2 million and $1.6 million, respectively. Additionally, for the nine months ended September 30, 2018 and 2017, barter transaction costs were reflected in programming and technical expenses of approximately $2.1 million and $1.5 million, respectively, and selling, general and administrative expenses of $121,000 and $121,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $2.0 million for the nine months ended September 30, 2018, respectively, as final reporting became available. As settlement of this agreement, the Company will receive approximately $2.0 million in marketing services that will be utilized in future periods.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
	(In Thousands)
Numerator:
Net income (loss) attributable to common stockholders	$23,044	$(7,886)	$24,079	$(9,397)
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	45,128,341	46,681,585	45,946,820	47,487,607
Effect of dilutive securities:
Stock options and restricted stock	2,334,017	—	2,429,542	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	47,462,358	46,681,585	48,376,362	47,487,607

Net income (loss) attributable to common stockholders per share – basic	$0.51	$(0.17)	$0.52	$(0.20)
Net income (loss) attributable to common stockholders per share –diluted	$0.49	$(0.17)	$0.50	$(0.20)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended September 30, 2017 and for the nine months ended September 30, 2017, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
	(Unaudited)
	(In Thousands)
Stock options	4,767	4,767
Restricted stock awards	2,390	2,476

(h)	Fair Value Measurements

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

As of September 30, 2018, and December 31, 2017, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2018
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,543	—	—	$2,543
Employment agreement award (b)	27,078	—	—	27,078
Total	$29,621	$—	$—	$29,621

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$11,112	$—	$—	$11,112

As of December 31, 2017
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,580	—	—	$1,580
Employment agreement award (b)	32,323	—	—	32,323
Total	$33,903	$—	$—	$33,903

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,780	$—	$—	$10,780

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

(b)  Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of certain pre-April 2015 capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability. The revised methodology results in an adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate.

(c)  The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the nine months ended September 30, 2018. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2017	$1,580	$32,323	$10,780
Net income attributable to noncontrolling interests	—	—	670
Distribution	(752)	(1,530)	—
Dividends paid to noncontrolling interests	—	—	(801)
Change in fair value, net of change in estimate	1,715	(3,715)	463
Balance at September 30, 2018	$2,543	$27,078	$11,112

The amount of total (losses)/gains for the period included in earnings attributable to the change in unrealized losses/gains relating to assets and liabilities still held at the reporting date	$(1,715)	$3,715	$—

Losses and gains included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three and nine months ended September 30, 2018 and 2017. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three and nine months ended September 30, 2018 and 2017.

		Significant	As of September 30, 2018	As of December 31, 2017
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Contingent consideration	Monte Carlo Simulation	Expected volatility	38.0%	36.9%
Contingent consideration	Monte Carlo Simulation	Discount Rate	16.0%	16.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. For the nine months ended September 30, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. The Company concluded these assets were not impaired during the three months ended September 30, 2018. The Company recorded an impairment charge of approximately $16.4 million and $29.1 million for the three and nine months ended September 30, 2017, respectively, related to its Houston and Columbus radio broadcasting licenses.

(i)	Impact of Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition” and most industry-specific guidance throughout the codification. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted and approved a deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for fiscal years beginning after December 15, 2017. The FASB issued several amendments subsequently that clarified several aspects of the new revenue standard, but did not modify its core principle. The Company has completed its evaluation of the impact from adopting the new standard on its financial reporting and disclosures, and adopted the amended accounting guidance as of January 1, 2018 using the modified retrospective method. As part of this process, the Company has completed the following steps: (1) reviewed and assessed its business operations and identified its major revenue streams, which are comprised of radio spot advertising revenue, cable television spot advertising revenue, cable television affiliate revenue, event revenue and digital advertising; (2) reviewed the related contractual terms for each of these significant revenue streams; and (3) developed an implementation plan to ascertain the required revenue recognition changes applicable to this new standard. The performance obligations associated with its spot and digital advertising streams are the obligation to air or deliver the spots; for cable television affiliate revenue, the performance obligation is the granting of a license to the affiliate to access the Company’s television programming content through the license period, for which the Company earns a usage based royalty when the usage occurs. For event advertising, the performance obligation is satisfied at a point in time when the activity associated with the event is completed. The changes necessitated include updating the Company’s accounting policies, determining the impact on financial reporting and disclosure and documenting the impact to internal financial and operation processes and related control environment. Based on its assessment, the Company has concluded that there was not a material impact on our consolidated financial statements, but disclosures related to revenue recognition have been expanded.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is a new lease standard that amends lease accounting. ASU 2016-02 will require lessees to recognize a lease asset and lease liability for leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements” which affects certain aspects of the previously issued guidance. We will adopt ASU 2016-02, ASU 2018-10 and ASU 2018-11 on January 1, 2019. While the Company is not yet in a position to disclose the full impact of the application of the new standard, we expect that there will be an impact of recording the lease liabilities and the corresponding right-to-use assets on our total assets and liabilities.

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. Subsequently, on November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $1.7 million and $1.5 million, for the three months ended September 30, 2018 and 2017, respectively, and approximately $5.1 million and $4.5 million, for the nine months ended September 30, 2018 and 2017, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the nine months ended September 30, 2018 and 2017. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at September 30, 2018, and December 31, 2017, to be approximately $27.1 million and $32.3 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The (benefit)/expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $(6.6) million and $1.4 million for the three months ended September 30, 2018, and 2017, respectively, and was approximately $(3.7) million and $3.9 million for the nine months ended September 30, 2018, and 2017, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company recovered the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the employment agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior employment agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability. The revised methodology results in an adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate.

(n)	Related Party Transactions

Reach Media operates the Tom Joyner Fantastic Voyage (the “Fantastic Voyage”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreements under which the Fantastic Voyage operates provide that Reach provide all necessary operations of the cruise and that Reach will be reimbursed its expenditures and receive a fee plus a bonus based on the performance of the cruise. Distributions from operating income or operating revenues, depending upon the year, are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating income to Reach, with the balance remaining with the Foundation. For years 2020 through 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage may not exceed $1.7 million in 2018 and 2019, nor $1.75 million in 2020 and thereafter. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage-related cash revenues. Reach Media bears the risk should the Fantastic Voyage sustain a loss and bears all credit risk associated with the related customer cabin sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, as defined in the agreement, in which case that party who is not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of September 30, 2018 and December 31, 2017, the Foundation owed Reach Media $921,000 and approximately $1.1 million, respectively, under the agreements for the operations on the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media related events. Under these arrangements, as of September 30, 2018, the Foundation and Limited owed $26,000 and $2,000 to Reach Media, respectively. As of December 31, 2017, the Foundation and Limited owed $26,000 and $4,000 to Reach Media, respectively.

For the nine months ended September 30, 2018, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $9.4 million, $7.9 million, and $1.5 million, respectively, and for the nine months ended September 30, 2017, approximately $9.4 million, $7.7 million, and $1.7 million, respectively. The Fantastic Voyage took place during the second quarters of both 2018 and 2017.

On October 2, 2017, Karen Wishart began employment with the Company as an Executive Vice President. Ms. Wishart has taken the place of Linda Vilardo as Chief Administrative Officer effective after Ms. Vilardo's last day of employment, which was December 31, 2017. Effective January 1, 2018, Ms. Wishart became a named executive officer of the Company for reporting purposes. Ms. Wishart is employed as an Executive Vice President and, effective January 1, 2018, as Chief Administrative Officer of the Company and as a Vice President of each of the Company's subsidiaries. Ms. Wishart owns a controlling interest in a temporary staffing and recruiting services firm. For the three months ended September 30, 2018 and 2017, the Company paid the staffing and recruiting services firm $0 and $125,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company paid the staffing and recruiting services firm $25,000 and $341,000, respectively. During the year ended December 31, 2017, the Company paid the staffing and recruiting services firm $425,000. Subsequent to Ms. Wishart’s hiring on October 2, 2017, on a limited basis, the staffing firm can continue to provide new staffing and/or recruiting services to the Company. However, the staffing firm will only be reimbursed for direct expenses incurred.

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

On August 8, 2018, the Company closed on its previously announced sale of the assets of one of its Detroit, Michigan, radio stations, WPZR-FM (102.7 FM), to Educational Media Foundation, of California, for total consideration of approximately $12.7 million, of which approximately $12.2 million was received in cash. As part of the deal, the Company received 3 FM translators that service the Detroit metropolitan area, and these signals were combined with its existing FM translator to multicast the Detroit Praise Network. The Company recognized an immaterial loss on the sale of the station during the three and nine months ended September 30, 2018.

On August 9, 2018, the Company closed on its previously announced acquisition of the assets of the radio station The Team 980 (WTEM 980 AM) from Red Zebra Broadcasting. Upon closing, the Company also entered into an agreement with the Washington Redskins to ensure that all Redskins games, as well as pregame and postgame programming, will remain on The Team 980.  The Company’s preliminary purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $2.0 million to radio broadcasting licenses, $1.1 million to land and land improvements, $512,000 to towers, $91,000 to goodwill, $206,000 to advertiser agreements, and $254,000 to other property and equipment assets.

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

Valuation of Broadcasting Licenses

During the second and third quarters of 2018 and 2017, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2018 and 2017. There was no impairment identified as part of the testing performed during the quarter ended September 30, 2018. During the nine months ended September 30, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. During the three months ended September 30, 2017, the Company recorded an impairment charge of approximately $16.4 million related to our Columbus and Houston radio broadcasting licenses. During the nine months ended September 30, 2017, the Company recorded an impairment charge of approximately $29.1 million related to our Columbus and Houston radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended September 30, 2018 and 2017, respectively.

Radio Broadcasting	September 30,	September 30,
Licenses	2018 (a)	2017 (a)

Pre-tax impairment charge (in millions)	$—	$16.4

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	0.5%	(5.0)% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	6.8% – 14.3%	6.9% – 25.8%
Operating Profit Margin Range	29.8% – 35.1%	31.0% – 47.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second and third quarters of 2018 and 2017, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of September 30, 2018 and 2017. No goodwill impairment was identified during the three months ended September 30, 2018 or during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2018 and 2017.

Goodwill (Radio Market	September 30,	September 30,
Reporting Units)	2018 (a)	2017 (a)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	1.2% – 35.2%	(5.9)% – 30.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%	1.0% – 1.5%
Mature Market Share Range	9.0% – 15.6%	9.0% – 14.8%
Operating Profit Margin Range	21.7% – 31.8%	26.6% – 52.6%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

We did not identify any impairment indicators for the three months ended September 30, 2018 or 2017 at any of our other reportable segments, except as described above.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,910	$30,468	$27,567	$165,044	$377,989
Additions	117	—	—	—	117
Impairments	(2,712)	—	—	—	(2,712)
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Net goodwill at September 30, 2018	$67,879	$14,354	$13,022	$165,044	$260,299

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)

2017 Credit Facility	$344,750	$347,375
9.25% Senior Subordinated Notes due February 2020	245,000	275,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	951,622	984,247
Less: current portion of long-term debt	15,372	3,500
Less: original issue discount and issuance costs	11,413	13,581
Long-term debt, net	$924,837	$967,166

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). As of September 30, 2018, the average interest rate was approximately 5.91% for 2018 versus an average interest rate of 5.31% for all of 2017.

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

During the three and nine months ended September 30, 2018, the Company repaid $875,000 and approximately $2.6 million, respectively, under the 2017 Credit Facility. During the three and nine months ended September 30, 2017, the Company repaid $875,000 and approximately $1.8 million, respectively, under the 2017 Credit Facility.

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

As of September 30, 2018, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of September 30, 2018, the Company had outstanding approximately $344.8 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for each of the three months ended September 30, 2018 and 2017, was approximately $718,000. The amount of deferred financing costs included in interest expense for all instruments, for the nine months ended September 30, 2018 and 2017, was approximately $2.2 million and $2.9 million, respectively.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2018, the Company had letters of credit totaling $817,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the amount of approximately $15.5 million, which commenced on August 15, 2014. Subsequent to the repurchase of portions of the 2020 Notes (as described below), the semiannual interest payment is approximately $11.6 million. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended September 30, 2018, the Company repurchased approximately $5.0 million of its 2020 Notes at an average price of approximately 97.25% of par. The Company recorded a net gain on retirement of debt of $120,000 for the quarter ended September 30, 2018. During the quarter ended June 30, 2018, the Company repurchased approximately $14.0 million of its 2020 Notes at an average price of approximately 95.125% of par. The Company recorded a net gain on retirement of debt of $626,000 for the quarter ended June 30, 2018. During the quarter ended March 31, 2018, the Company repurchased approximately $11 million of its 2020 Notes at an average price of approximately 97.375% of par. The Company recorded a net gain on retirement of debt of $239,000 for the quarter ended March 31, 2018. During the quarter ended December 31, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 93.625% of par. The Company recorded a net gain on retirement of debt of approximately $1.2 million for the quarter ended December 31, 2017. During the quarter ended September 30, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 96% of par. The Company recorded a net gain on retirement of debt of $690,000 for the quarter ended September 30, 2017. As of September 30, 2018 and December 31, 2017, the Company had approximately $245.0 million and $275.0 million, respectively, of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of September 30, 2018 and December 31, 2017, the Company did not have any borrowings outstanding on its ABL Facility.

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

The ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the ABL Facility and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the "Term Loan Maturity Date" of the Company’s existing term loan, and (ii) the "Stated Maturity" of the Company’s existing notes.  As of the effective date of the ABL Facility, the "Term Loan Maturity Date" is December 31, 2018, and the "Stated Maturity" is April 15, 2022. The current ABL Facility maturity date is October 17, 2019 (30 days prior to the 2017 Credit Facility Maturity Date which is 91 days prior to the February 15, 2020 maturity of the 2020 Notes).

Finally, the ABL Facility is subject to the terms of the Intercreditor Agreement (as defined in the ABL Facility) by and among the Administrative Agent, the administrative agent for the secured parties under the Company’s term loan and the trustee and collateral trustee under the senior secured notes indenture.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of September 30, 2018, are as follows:

	Comcast Note due April 2019	2017 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.375% Senior Secured Notes due April 2022	Total
	(In thousands)
October – December 2018	$—	$875	$—	$—	$875
2019	11,872	3,500	—	—	15,372
2020	—	3,500	245,000	—	248,500
2021	—	3,500	—	—	3,500
2022	—	3,500	—	350,000	353,500
2023 and thereafter	—	329,875	—	—	329,875
Total Debt	$11,872	$344,750	$245,000	$350,000	$951,622

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

The Company recognized the income tax effects of the 2017 Tax Act in the financial statements included in its 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. During the three and nine months ended September 30, 2018, the Company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act as the Company is continuing to collect the information necessary to complete those calculations. The accounting for the tax effects of the 2017 Tax Act will be completed later in 2018.

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $10.9 million on pre-tax income from continuing operations of approximately $13.8 million for the nine months ended September 30, 2018, which results in a tax rate of approximately (78.9)%. This tax rate is based on an estimated annual effective rate of (66.1)% primarily attributable to the limitation of interest expense which results in a deferred tax benefit that is expected to be recognizable at the end of the year, and discrete tax benefits of approximately $1.8 million related to provision to return adjustments, statutory rate changes and state conformity to the 2017 Tax Act.

As of September 30, 2018, the Company continues to maintain a valuation allowance on certain of its deferred tax assets primarily related to net operating losses generated before January 1, 2018. In accordance with ASC 740, “Accounting for Income Taxes”, the Company continually assesses the adequacy of the valuation allowance by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2018, the Company does not believe it is more likely than not that these deferred tax assets will be realized. As part of the assessment, the Company has not included the deferred tax liability related to indefinite-lived intangible assets as a source of future taxable income to support realization of these deferred tax assets, which have a finite carryforward period.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. On May 5, 2018, the Company authorized repurchases of up to $5.0 million through December 31, 2018. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended September 30, 2018, the Company repurchased 3,928 shares of Class A common stock in the amount of $9,000 at an average price of $2.26 per share and repurchased 702,282 shares of Class D common stock in the amount of approximately $1.5 million at an average price of $2.15 per share.  During the nine months ended September 30, 2018, the Company repurchased 4,160 shares of Class A common stock in the amount of $9,000 at an average price of $2.26 per share and repurchased 2,463,350 shares of Class D common stock in the amount of approximately $5.1 million at an average price of $2.05 per share. During the three months ended September 30, 2017, the Company did not repurchase any Class A common stock and repurchased 672,366 shares of Class D common stock in the amount of approximately $1.3 million at an average price of $1.92 per share. During the nine months ended September 30, 2017, the Company did not repurchase any Class A common stock and repurchased 1,726,656 shares of Class D common stock in the amount of approximately $3.4 million at an average price of $1.96 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended September 30, 2018, the Company executed a Stock Vest Tax Repurchase of 20,787 shares of Class D Common Stock in the amount of $44,000 at an average price of $2.10 per share. During the three months ended September 30, 2017, the Company executed a Stock Vest Tax Repurchase of 35,370 shares of Class D Common Stock in the amount of $67,000 at an average price of $1.90 per share. During the nine months ended September 30, 2018, the Company executed a Stock Vest Tax Repurchase of 599,224 shares of Class D Common Stock in the amount of approximately $1.1 million at an average price of $1.82 per share. During the nine months ended September 30, 2017, the Company executed a Stock Vest Tax Repurchase of 360,172 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $2.80 per share.

Stock Option and Restricted Stock Grant Plan

Our stock option and restricted stock plan currently in effect was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009 (“the 2009 Stock Plan”).  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year.  Most recently, on April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares.  As of September 30, 2018, 2,829,529 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended September 30, 2018 and 2017, was approximately $1.1 million and $1.7 million, respectively, and for the nine months ended September 30, 2018 and 2017, was approximately $3.6 million and $1.9 million, respectively.

The Company did not grant stock options during the three months ended September 30, 2018 and granted 732,869 stock options during the nine months ended September 30, 2018. The Company granted 1,166,930 stock options during the nine months ended September 30, 2017.

Transactions and other information relating to stock options for the nine months ended September 30, 2018, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,804,000	$1.89	4.90	$795,000
Grants	733,000	$1.81
Exercised	58,000	$1.41
Forfeited/cancelled/expired/settled	1,905,000	$1.43
Balance as of September 30, 2018	3,574,000	$2.12	7.44	$464,000
Vested and expected to vest at September 30, 2018	3,457,000	$2.13	7.40	$449,000
Unvested at September 30, 2018	1,149,000	$1.85	8.96	$173,000
Exercisable at September 30, 2018	2,425,000	$2.25	6.72	$291,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2018, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2018. This amount changes based on the fair market value of the Company’s stock.

There were 58,190 options exercised during the nine months ended September 30, 2018. There were no options exercised during the three months ended September 30, 2018. No options vested during the three months ended September 30, 2018 and 831,937 options vested during the nine months ended September 30, 2018. There were no options exercised and no options vested during the three and nine months ended September 30, 2017.

As of September 30, 2018, $551,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of five months. The weighted-average fair value per share of shares underlying stock options was $1.59 at September 30, 2018.

The Company did not grant restricted stock during the three months ended September 30, 2018 and granted 1,758,428 shares of restricted stock during the nine months ended September 30, 2018. Each of the four non-executive directors received 23,256 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 15, 2018. The Company granted 2,080,854 shares and 2,173,878 shares of restricted stock during the three and nine months ended September 30, 2017. Each of the four non-executive directors received 23,256 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2017. All of the restricted stock grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2018, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2017	2,303,000	$1.94
Grants	1,758,000	$1.83
Vested	(1,832,000)	$1.92
Forfeited/cancelled/expired	(33,000)	$1.90
Unvested at September 30, 2018	2,196,000	$1.87

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2018, approximately $1.8 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of five months.

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

Detailed segment data for the three months ended September 30, 2018 and 2017, is presented in the following tables:

	Three Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$45,958	$45,184
Reach Media	10,822	10,491
Digital	8,749	8,107
Cable Television	45,401	48,374
Corporate/Eliminations*	(200)	(78)
Consolidated	$110,730	$112,078

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$29,373	$27,887
Reach Media	8,740	10,018
Digital	9,363	8,178
Cable Television	22,795	29,029
Corporate/Eliminations	25	8,239
Consolidated	$70,296	$83,351

Depreciation and Amortization:
Radio Broadcasting	$872	$923
Reach Media	63	52
Digital	482	812
Cable Television	6,577	6,567
Corporate/Eliminations	339	450
Consolidated	$8,333	$8,804

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$16,392
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$—	$16,392

Operating income (loss):
Radio Broadcasting	$15,713	$(18)
Reach Media	2,019	421
Digital	(1,096)	(883)
Cable Television	16,029	12,778
Corporate/Eliminations	(564)	(8,767)
Consolidated	$32,101	$3,531

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(200)	$(78)

Capital expenditures by segment are as follows:
Radio Broadcasting	$2,663	$425
Reach Media	37	34
Digital	327	302
Cable Television	474	31
Corporate/Eliminations	898	172
Consolidated	$4,399	$964

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$131,924	$133,082
Reach Media	33,721	35,682
Digital	23,454	20,353
Cable Television	138,414	142,298
Corporate/Eliminations*	(1,956)	(410)
Consolidated	$325,557	$331,005

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$85,588	$83,381
Reach Media	29,700	33,792
Digital	28,830	23,040
Cable Television	72,072	82,334
Corporate/Eliminations	13,713	21,670
Consolidated	$229,903	$244,217

Depreciation and Amortization:
Radio Broadcasting	$2,590	$2,819
Reach Media	189	158
Digital	1,435	1,616
Cable Television	19,690	19,696
Corporate/Eliminations	965	1,259
Consolidated	$24,869	$25,548

Impairment of Long-Lived Assets:
Radio Broadcasting	$6,556	$29,148
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$6,556	$29,148

Operating income (loss):
Radio Broadcasting	$37,190	$17,734
Reach Media	3,832	1,732
Digital	(6,811)	(4,303)
Cable Television	46,652	40,268
Corporate/Eliminations	(16,634)	(23,339)
Consolidated	$64,229	$32,092

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(1,956)	$(410)

Capital expenditures by segment are as follows:
Radio Broadcasting	$3,232	$2,095
Reach Media	83	102
Digital	1,087	847
Cable Television	573	234
Corporate/Eliminations	1,502	1,434
Consolidated	$6,477	$4,712

	September 30, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$729,590	$751,664
Reach Media	40,901	39,928
Digital	23,253	28,407
Cable Television	416,146	435,031
Corporate/Eliminations	77,651	61,725
Consolidated	$1,287,541	$1,316,755

8.	COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including Broadcast Music, Inc. (“BMI”), the Society of European Stage Authors and Composers (“SESAC”) and, the American Society of Composers, Authors and Publishers (“ASCAP”).  Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. While the RMLC continues to pursue resolution with BMI, the RMLC has advised operators to make payments to BMI as invoiced by BMI anticipating retroactive discount likely to be applied. In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.5 million and $2.0 million during the three month periods ended September 30, 2018 and 2017, respectively, and incurred expenses of approximately $6.9 million and $6.2 million during the nine month periods ended September 30, 2018 and 2017, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  This interim license continues through March 31, 2019. GMR offered these interim license extensions on the same terms as each broadcaster’s prior interim license, except for the new end date. We anticipate further extensions of this temporary license until a permanent industry wide solution is put into effect.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2018, the Company had letters of credit totaling $817,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Since October 1, 2018, and through October 29, 2018, the Company repurchased 187,568 shares of Class D common stock in the amount of $397,000 at an average price of $2.12 per share.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017

Radio broadcasting segment	41.5%	40.3%	40.5%	40.2%

Reach Media segment	9.8%	9.4%	10.4%	10.8%

Digital segment	7.9%	7.2%	7.2%	6.1%

Cable television segment	41.0%	43.2%	42.5%	43.0%

Corporate/eliminations	(0.2)%	(0.1)%	(0.6)%	(0.1)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017

Percentage of core radio business generated from local advertising	59.0%	60.3%	59.9%	60.2%

Percentage of core radio business generated from national advertising, including network advertising	36.9%	35.2%	36.2%	35.3%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$52,136	$50,881	$1,255	2.5%
Political Advertising	917	243	674	277.4
Digital Advertising	8,734	8,107	627	7.7
Cable Television Advertising	19,157	20,791	(1,634)	(7.9)
Cable Television Affiliate Fees	26,244	26,558	(314)	(1.2)
Event Revenues & Other	3,542	5,498	(1,956)	(35.6)
Net Revenue (as reported)	$110,730	$112,078	$(1,348)	(1.2)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$145,638	$149,086	$(3,448)	(2.3)%
Political Advertising	2,300	1,217	1,083	89.0
Digital Advertising	23,439	20,353	3,086	15.2
Cable Television Advertising	56,211	60,920	(4,709)	(7.7)
Cable Television Affiliate Fees	81,513	80,021	1,492	1.9
Event Revenues & Other	16,456	19,408	(2,952)	(15.2)
Net Revenue (as reported)	$325,557	$331,005	$(5,448)	(1.6)%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except margin data)
	(Unaudited)

Net revenue	$110,730	$112,078	$325,557	$331,005
Broadcast and digital operating income	43,414	40,661	120,252	117,380
Broadcast and digital operating income margin	39.2%	36.3%	36.9%	35.5%
Consolidated net income (loss) attributable to common stockholders	$23,044	$(7,886)	$24,079	$(9,397)

The reconciliation of net income (loss) to broadcast and digital operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, unaudited)

Consolidated net income (loss) attributable to common stockholders	$23,044	$(7,886)	$24,079	$(9,397)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(33)	(12)	(194)	(160)
Interest expense	18,987	19,938	57,423	60,147
Benefit from income taxes	(8,173)	(6,037)	(10,914)	(5,967)
Corporate selling, general and administrative, excluding stock-based compensation	1,846	10,279	20,963	28,646
Stock-based compensation	1,134	1,655	3,635	1,946
(Gain) loss on retirement of debt	(120)	(690)	(985)	6,393
Gain on sale-leaseback	—	—	—	(14,411)
Other income, net	(1,935)	(1,850)	(5,850)	(4,745)
Depreciation and amortization	8,333	8,804	24,869	25,548
Impairment of long-lived assets	—	16,392	6,556	29,148
Noncontrolling interests in income of subsidiaries	331	68	670	232
Broadcast and digital operating income	$43,414	$40,661	$120,252	$117,380

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$23,044	$(7,886)	$24,079	$(9,397)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(33)	(12)	(194)	(160)
Interest expense	18,987	19,938	57,423	60,147
Benefit from income taxes	(8,173)	(6,037)	(10,914)	(5,967)
Depreciation and amortization	8,333	8,804	24,869	25,548
EBITDA	$42,158	$14,807	$95,263	$70,171
Stock-based compensation	1,134	1,655	3,635	1,946
(Gain) loss on retirement of debt	(120)	(690)	(985)	6,393
Gain on sale-leaseback	—	—	—	(14,411)
Other income, net	(1,935)	(1,850)	(5,850)	(4,745)
Noncontrolling interests in income of subsidiaries	331	68	670	232
Employment Agreement Award, incentive plan award expenses and other compensation	(6,355)	1,391	(2,481)	3,875
Contingent consideration from acquisition	265	—	1,715	—
Severance-related costs	622	651	1,621	1,254
Impairment of long-lived assets	—	16,392	6,556	29,148
Cost method investment income from MGM National Harbor	1,711	1,530	5,143	4,490
Adjusted EBITDA	$37,811	$33,954	$105,287	$98,353

 URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 (In thousands)

	Three Months Ended September 30,
	2018	2017	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$110,730	$112,078	$(1,348)	(1.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,952	34,892	(3,940)	(11.3)
Selling, general and administrative, excluding stock-based compensation	36,364	36,525	(161)	(0.4)
Corporate selling, general and administrative, excluding stock-based compensation	1,846	10,279	(8,433)	(82.0)
Stock-based compensation	1,134	1,655	(521)	(31.5)
Depreciation and amortization	8,333	8,804	(471)	(5.3)
Impairment of long-lived assets	—	16,392	(16,392)	(100.0)
Total operating expenses	78,629	108,547	(29,918)	(27.6)
Operating income	32,101	3,531	28,570	809.1
Interest income	33	12	(21)	(175.0)
Interest expense	18,987	19,938	(951)	(4.8)
Gain on retirement of debt	(120)	(690)	(570)	(82.6)
Other income, net	(1,935)	(1,850)	85	4.6
Income (loss) before benefit from income taxes and noncontrolling interests in income of subsidiaries	15,202	(13,855)	29,057	209.7
Benefit from income taxes	(8,173)	(6,037)	2,136	35.4
Consolidated net income (loss)	23,375	(7,818)	31,193	399.0
Net income attributable to noncontrolling interests	331	68	263	386.8
Net income (loss) attributable to common stockholders	$23,044	$(7,886)	$30,930	392.2%

Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$110,730	$112,078	$(1,348)	(1.2)%

During the three months ended September 30, 2018, we recognized approximately $110.7 million in net revenue compared to approximately $112.1 million during the same period in 2017. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment increased 1.7% compared to the same period in 2017. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 3.0% in total revenues. We experienced net revenue declines most significantly in our Atlanta, Indianapolis and Philadelphia markets, with our Columbus, Dallas, Houston, Raleigh and Washington DC markets experiencing growth for the quarter. We recognized approximately $45.4 million of revenue from our cable television segment during the three months ended September 30, 2018, compared to approximately $48.4 million for the same period in 2017, with a decrease primarily in advertising sales. Net revenue from our Reach Media segment increased 3.2% for the quarter ended September 30, 2018, compared to the same period in 2017. Finally, net revenues for our digital segment increased 7.9% for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to an increase in direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$30,952	$34,892	$(3,940)	(11.3)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the three months ended September 30, 2018, compared to the same period in 2017 is due primarily to lower expenses in our Reach Media and cable television segments, which was partially offset by an increase at our radio broadcasting segment. Our Reach Media segment generated a decrease of approximately $1.2 million for the three months ended September 30, 2018, compared to the same period in 2017 due primarily to lower contractual costs. Our cable broadcasting segment generated a decrease of approximately $4.1 million for the three months ended September 30, 2018, compared to the same period in 2017 due primarily to lower program content expense driven by reduced amortization for original programing. Our radio broadcasting segment generated an increase of approximately $1.4 million for the three months ended September 30, 2018, compared to the same period in 2017 due primarily to higher payroll costs, increased lease expense due to the sale-leaseback transaction, as well as an increase in certain music licensing costs.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$36,364	$36,525	$(161)	(0.4)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. There was an increase in selling, general and administrative expenses for the three months ended September 30, 2018, compared to the same period in 2017 from our digital segment, which was offset by lower expenses at our cable television segment.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$1,846	$10,279	$(8,433)	(82.0)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability.  The revised methodology results in an adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$1,134	$1,655	$(521)	(31.5)%

The decrease in stock-based compensation for the three months ended September 30, 2018, compared to the same period in 2017, is primarily due to the completion of vesting of stock awards for certain executive officers and other management personnel that occurred in prior periods.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$8,333	$8,804	$(471)	(5.3)%

The decrease in depreciation and amortization expense for the three months ended September 30, 2018, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$—	$16,392	$(16,392)	(100.0)%

The impairment of long-lived assets for the three months ended September 30, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Columbus and Houston radio broadcasting licenses.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$18,987	$19,938	$(951)	(4.8)%

Interest expense decreased to approximately $19.0 million for the three months ended September 30, 2018, compared to approximately $19.9 million for the same period in 2017 due to lower overall debt balances outstanding. On April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 credit facility (the “2015 Credit Facility”) and the agreement governing such credit facility was terminated on April 18, 2017.

Gain on retirement of debt

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$(120)	$(690)	$(570)	(82.6)%

There was a gain on retirement of debt of $120,000 for the three months ended September 30, 2018, due to the redemption of approximately $5.0 million of our 2020 Notes at a discount. There was a gain on retirement of debt of $690,000 for the three months ended September 30, 2017, due to the redemption of approximately $20 million of our 2020 Notes at a discount.

Other income, net

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$(1,935)	$(1,850)	$85	4.6%

Other income, net, was approximately $1.9 million for each of the three months ended September 30, 2018 and 2017. We recognized other income in the amount of approximately $1.7 million and $1.5 million, for the three months ended September 30, 2018 and 2017, respectively, related to our MGM investment.

Benefit from income taxes

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$(8,173)	$(6,037)	$2,136	35.4%

The Company is using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the (benefit from) provision for income taxes. For the three months ended September 30, 2018, we recorded a benefit from income taxes of approximately $8.2 million on pre-tax income from continuing operations of approximately $15.2 million, that results in a tax rate of (53.8)%, of which approximately $10.4 million is attributable to deferred tax benefits that are expected to be recognizable at the end of the year, and tax expense of approximately $2.2 million related to provision to return adjustments, state rate and legislative changes. For the three months ended September 30, 2017, we recorded a benefit from income taxes of approximately $6.0 million on a pre-tax loss from continuing operations of approximately $13.9 million. The tax benefit was primarily related to the impact on the estimated annual effective tax rate from impairments on indefinite-lived intangible assets and discrete tax adjustments related to provision-to-return adjustments.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2018	2017
$331	$68	$263	386.8%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $43.4 million for the three months ended September 30, 2018, compared to approximately $40.7 million for the comparable period in 2017, an increase of approximately $2.8 million or 6.8%. The increase was primarily due to higher broadcast and digital operating income at our cable television and Reach Media segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting and digital segments. Our radio broadcasting segment generated approximately $16.8 million of broadcast and digital operating income during the quarter ended September 30, 2018, compared to approximately $17.4 million during the quarter ended September 30, 2017, a decrease of $668,000, primarily due to higher programming and technical expenses. Reach Media generated approximately $2.9 million of broadcast and digital operating income during the quarter ended September 30, 2018, compared to approximately $1.4 million during the quarter ended September 30, 2017. The increase in Reach Media’s broadcast and digital operating income is primarily due to lower contractual costs. Our digital segment generated $602,000 of broadcast and digital operating loss during the quarter ended September 30, 2018, compared to broadcast and digital operating loss of $67,000 during the quarter ended September 30, 2017. Finally, TV One generated approximately $24.3 million of broadcast and digital operating income during the quarter ended September 30, 2018, compared to approximately $21.9 million during the quarter ended September 30, 2017, with the increase primarily due to lower content amortization expense.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 39.2% for the three months ended September 30, 2018, from 36.3% for the comparable period in 2017. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 (In thousands)

	Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$325,557	$331,005	$(5,448)	(1.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	93,474	99,798	(6,324)	(6.3)
Selling, general and administrative, excluding stock-based compensation	111,831	113,827	(1,996)	(1.8)
Corporate selling, general and administrative, excluding stock-based compensation	20,963	28,646	(7,683)	(26.8)
Stock-based compensation	3,635	1,946	1,689	86.8
Depreciation and amortization	24,869	25,548	(679)	(2.7)
Impairment of long-lived assets	6,556	29,148	(22,592)	(77.5)
Total operating expenses	261,328	298,913	(37,585)	(12.6)
Operating income	64,229	32,092	32,137	100.1
Interest income	194	160	34	21.3
Interest expense	57,423	60,147	(2,724)	(4.5)
(Gain) loss on retirement of debt	(985)	6,393	7,378	115.4
Gain on sale-leaseback	—	(14,411)	(14,411)	(100.0)
Other income, net	(5,850)	(4,745)	1,105	23.3
Income (loss) before benefit from income taxes and noncontrolling interests in income of subsidiaries	13,835	(15,132)	28,967	191.4
Benefit from income taxes	(10,914)	(5,967)	4,947	82.9
Consolidated net income (loss)	24,749	(9,165)	33,914	370.0
Net income attributable to noncontrolling interests	670	232	438	188.8
Net income (loss) attributable to common stockholders	$24,079	$(9,397)	$33,476	356.2%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$325,557	$331,005	$(5,448)	(1.6)%

During the nine months ended September 30, 2018, we recognized approximately $325.6 million in net revenue compared to approximately $331.0 million during the same period in 2017. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the nine months ended September 30, 2018, decreased 0.9% from the same period in 2017. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 3.2% in total revenues. We experienced net revenue growth most significantly in our Cleveland, Dallas, Richmond and Washington DC markets; however, this growth was offset by declines most significantly in our Atlanta, Charlotte, Indianapolis, Raleigh, and St. Louis markets. Reach Media’s net revenues decreased 5.5% for the nine months ended September 30, 2018, compared to the same period in 2017, due primarily to downward pricing pressure. We recognized approximately $138.4 million and $142.3 million of revenue from our cable television segment during the nine months ended September 30, 2018, and 2017, respectively, due primarily to lower advertising sales. Net revenue for our digital segment increased approximately $3.1 million for the nine months ended September 30, 2018, compared to the same period in 2017 due to an increase in direct revenue.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$93,474	$99,798	$(6,324)	(6.3)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the nine months ended September 30, 2018, compared to the same period in 2017 is primarily to lower expenses in our Reach Media and cable television segments, which was partially offset by an increase in expenses at our radio broadcasting and digital segments. Our Reach Media segment generated a decrease of approximately $3.5 million for the nine months ended September 30, 2018, compared to the same period in 2017 due primarily to lower contractual costs. Our cable broadcasting segment generated a decrease of approximately $7.1 million for the nine months ended September 30, 2018, compared to the same period in 2017 due primarily to lower program content expense driven by reduced amortization for original programing. Our radio broadcasting segment generated an increase of approximately $3.8 million for the nine months ended September 30, 2018, compared to the same period in 2017 due primarily to higher payroll costs, increased lease expense due to the sale-leaseback transaction, as well as an increase in certain music licensing costs.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$111,831	$113,827	$(1,996)	(1.8)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expense for the nine months ended September 30, 2018, compared to the same period in 2017, is primarily driven by lower expenses at our radio broadcasting, Reach Media, and cable television segments, partially offset by an increase in expenses at our digital segment.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$20,963	$28,646	$(7,683)	(26.8)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. During the nine months ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability.  The revised methodology results in an adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate.

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$3,635	$1,946	$1,689	86.8%

The increase in stock-based compensation for the nine months ended September 30, 2018, compared to the same period in 2017, is primarily due to grants of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$24,869	$25,548	$(679)	(2.7)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2018, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$6,556	$29,148	$(22,592)	(77.5)%

The impairment of long-lived assets for the nine months ended September 30, 2018, was related to a non-cash impairment charge of approximately $2.7 million recorded to reduce the carrying value of our Charlotte goodwill balance and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. The impairment of long-lived assets for the nine months ended September 30, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Columbus and Houston radio broadcasting licenses.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$57,423	$60,147	$(2,724)	(4.5)%

Interest expense decreased to approximately $57.4 million for the nine months ended September 30, 2018, compared to approximately $60.1 million for the same period in 2017, due to lower overall debt balances outstanding. On April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 credit facility and the agreement governing such credit facility was terminated on April 18, 2017.

(Gain) loss on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$(985)	$6,393	$7,378	115.4%

There was a gain on retirement of debt of $985,000 for the nine months ended September 30, 2018, due to the redemption of approximately $30 million of our 2020 Notes at a discount. There was a loss on retirement of debt of approximately $7.1 million for the nine months ended September 30, 2017, due to the retirement of the 2015 Credit Facility during the second quarter of 2017. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions. This loss was partially offset by a gain on retirement of debt of $690,000 for the nine months ended September 30, 2017, due to the redemption of approximately $20 million of our 2020 Notes at a discount.

Gain on sale-leaseback

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$—	$(14,411)	$(14,411)	(100.0)%

The gain on sale-leaseback for the nine months ended September 30, 2017, was due to the Company closing on its sale of certain land, towers and equipment to a third party. The Company is leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years.

Other income, net

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$(5,850)	$(4,745)	$1,105	23.3%

Other income, net increased to approximately $5.9 million for the nine months ended September 30, 2018, compared to approximately $4.7 million for the same period in 2017. We recognized other income in the amount of approximately $5.1 million and $4.5 million, for the nine months ended September 30, 2018 and 2017, respectively, related to our MGM investment. In addition, we recognized $607,000 and $337,000 in other income for the nine months ended September 30, 2018 and 2017, respectively, related to the deferred gain on sale lease-back transaction.

Benefit from income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$(10,914)	$(5,967)	$4,947	82.9%

The Company began using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes at the beginning of 2017. For the nine months ended September 30, 2018, we recorded a benefit from income taxes of approximately $10.9 million on pre-tax income from continuing operations of approximately $13.8 million, which results in a tax rate of (78.9)%. This tax rate is based on an estimated annual effective rate of (66.1)% and discrete tax benefits of approximately $1.8 million related to provision to return adjustments, state rate and legislative changes. For the nine months ended September 30, 2017, we recorded a benefit from income taxes of approximately $6.0 on a pre-tax loss from continuing operations of approximately $15.1 million. The tax benefit was primarily related to the impact on the estimated annual effective tax rate from impairments on indefinite-lived intangible assets and discrete tax adjustments related to provision-to-return adjustments.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2018	2017
$670	$232	$438	188.8%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the nine months ended September 30, 2018, versus the same period in 2017.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $120.3 million for the nine months ended September 30, 2018, compared to approximately $117.4 million for the comparable period in 2017, an increase of approximately $2.9 million or 2.4%. This increase was due to higher broadcast and digital operating income at our cable television and Reach Media segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting and digital segments. Our radio broadcasting segment generated approximately $46.8 million of broadcast and digital operating income during the nine months ended September 30, 2018, compared to approximately $50.0 million during the nine months ended September 30, 2017, a decrease of approximately $3.1 million, primarily due to revenue declines and an increase in programming and technical expenses. Reach Media generated approximately $6.5 million of broadcast and digital operating income during the nine months ended September 30, 2018, compared to approximately $4.5 million during the nine months ended September 30, 2017. Our digital segment generated approximately $5.3 million of broadcast and digital operating loss during the nine months ended September 30, 2018, compared to approximately $2.7 million of broadcast and digital operating loss during the nine months ended September 30, 2017. The increase in our digital segment’s broadcast and digital operating loss is primarily due to increased investment in video. Finally, TV One generated approximately $72.3 million of broadcast and digital operating income during the nine months ended September 30, 2018, compared to approximately $65.7 million during the nine months ended September 30, 2017, with the increase due primarily to lower content amortization expense and lower selling, general and administrative expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 36.9% for the nine months ended September 30, 2018, compared to 35.5% for the comparable period in 2017. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources.

As of September 30, 2018, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of September 30, 2018		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	2.05	x	1.25	x	0.80	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.54	x	5.85	x	1.31	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2018:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount and issuance costs (at variable rates)(1)	$337.6	6.25%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	244.2	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	346.5	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%

(1)	Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2018 and 2017, respectively:

	2018	2017
	(In thousands)

Net cash flows provided by operating activities	$44,170	$19,774
Net cash flows provided by investing activities	$4,309	$15,517
Net cash flows used in financing activities	$(40,192)	$(29,125)

Net cash flows provided by operating activities were approximately $44.2 million and $19.8 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash flow from operating activities for the nine months ended September 30, 2018, increased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and lower payments for content assets.

Net cash flows provided by investing activities were approximately $4.3 million and $15.5 million for the nine months ended September 30, 2018 and 2017, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.7 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, the Company paid approximately $4.8 million to complete the acquisition of our new WTEM Washington DC station and Detroit translators and we received proceeds of approximately $12.8 million for the sale of our Detroit WPZR-FM station assets. During the nine months ended September 30, 2017, the Company paid approximately $2.0 million to complete the acquisition of our new Richmond and Washington DC stations and the Company paid approximately $5.0 million to complete the acquisition of certain digital assets from Moguldom. During the nine months ended September 30, 2017, the Company received proceeds of approximately $25.0 million to complete its sale of certain land, towers and equipment as part of a sale-leaseback transaction. Finally, during the nine months ended September 30, 2017, the Company received proceeds of approximately $2.0 million to complete the sale of its Detroit WCHB-AM station.

Net cash flows used in financing activities were approximately $40.2 million and $29.1 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company repaid approximately $2.6 million and $346.5 million, respectively, in outstanding debt. During the nine months ended September 30, 2017, we borrowed approximately $350.0 million in new 2017 Credit Facility. During the nine months ended September 30, 2017, we capitalized approximately $8.9 million of costs associated with our indebtedness. The amounts capitalized in 2017 relate to our new 2017 Credit Facility. During the nine months ended September 30, 2018, the Company distributed $752,000 of contingent consideration related to the Moguldom acquisition. During the nine months ended September 30, 2018, the Company repurchased approximately $28.9 million of our 2020 Notes. Finally, during the nine months ended September 30, 2018 and 2017, respectively, we repurchased approximately $6.1 million and $4.4 million of our Class D Common Stock. Reach Media paid $801,000 in dividends to noncontrolling interest shareholders during the nine months ended September 30, 2018.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2018, we had approximately $600.1 million in broadcast licenses and $260.3 million in goodwill, which totaled $860.4 million, and represented approximately 66.8% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

For the nine months ended September 30, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. There was no impairment recorded during the three months ended September 30, 2018. The Company recorded an impairment charge of approximately $16.4 million and $29.1 million for the three and nine months ended September 30, 2017, related to its Columbus and Houston radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

During the second and third quarters of 2018 and 2017, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2018 and 2017. There was no impairment identified as part of the testing performed during the quarter ended September 30, 2018. During the nine months ended September 30, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. During the three months ended September 30, 2017, the Company recorded an impairment charge of approximately $16.4 million related to our Columbus and Houston radio broadcasting licenses. During the nine months ended September 30, 2017, the Company recorded an impairment charge of approximately $29.1 million related to our Columbus and Houston radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarters ended September 30, 2018 and 2017, respectively.

Radio Broadcasting	September 30,	September 30,
Licenses	2018(a)	2017(a)

Pre-tax impairment charge (in millions)	$—	$16.4

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	0.5%	(5.0)% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	6.8% – 14.3%	6.9% – 25.8%
Operating Profit Margin Range	29.8% – 35.1%	31.0% – 47.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the second and third quarters of 2018 and 2017, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of September 30, 2018 and 2017. No goodwill impairment was identified during the three months ended September 30, 2018 or during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2018 and 2017.

Goodwill (Radio Market	September 30,	September 30,
Reporting Units)	2018(a)	2017(a)

Pre-tax impairment charge (in millions)	$–	$–

Discount Rate	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	1.2% – 35.2%	(5.9)% – 30.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%	1.0% – 1.5%
Mature Market Share Range	9.0% – 15.6%	9.0% – 14.8%
Operating Profit Margin Range	21.7% – 31.8%	26.6% – 52.6%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

We did not identify any impairment indicators for the three months ended September 30, 2018 or 2017 at any of our other reportable segments, except as described above.

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

Realizability of Deferred Tax Assets

Given the continued improvement in the Company’s operations and profitability levels, it is reasonably possible that positive evidence will be sufficient to release a material amount of the Company’s valuation allowance recorded against the deferred tax assets of September 30, 2018. Release of the valuation allowance would result in a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve. The Company will continue to evaluate the release of the valuation allowance on a quarterly basis.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. We also have $245.0 million outstanding in our 2020 Notes and we also have $350.0 million outstanding in our 2022 Notes. Finally, we also have outstanding our senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. See “Liquidity and Capital Resources.”

Royalty Agreements

The Company has historically entered into fixed and variable fee music license agreements with performance rights organizations including Broadcast Music, Inc. (“BMI”), the Society of European Stage Authors and Composers (“SESAC”) and, the American Society of Composers, Authors and Publishers (“ASCAP”).  Our BMI license expired December 31, 2016. The expiration was an industry wide issue. The Company has authorized the Radio Music License Committee (the “RMLC”) to negotiate on its behalf with respect to its licenses with ASCAP, BMI and SESAC, including the BMI license that expired December 31, 2016. While the RMLC continues to pursue resolution with BMI, the RMLC has advised operators to make payments to BMI as invoiced by BMI anticipating retroactive discount likely to be applied. In July 2017, the RMLC learned that the RMLC-Represented broadcasters were awarded a discount off of the SESAC license rate card. The fee reduction applies for the license period January 1, 2016 through December 31, 2018 and has retroactive application.  The RMLC negotiated a new 5 year agreement with ASCAP with a license term of January 1, 2017 through December 31, 2021.  In connection with all performance rights organization agreements, including SESAC, ASCAP and BMI, the Company incurred expenses of approximately $2.5 million and $2.0 million during the three month periods ended September 30, 2018 and 2017, respectively, and incurred expenses of approximately $6.9 million and $6.2 million during the nine month periods ended September 30, 2018 and 2017, respectively.  Finally, in 2016, a new performance rights organization, Global Music Rights (“GMR”) formed, but the scope of its repertory is not clear and it is not clear that it licenses compositions that have not already been licensed by the other performance rights organizations.  To ensure licensing compliance in 2017, we have entered into a temporary license with GMR while the RMLC continues to pursue an agreement for a long term licensing solution.  This interim license continues through March 31, 2019.  GMR offered these interim license extensions on the same terms as each broadcaster’s prior interim license, except for the new end date. We anticipate further extensions of this temporary license until a permanent industry wide solution is put into effect.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2018:

	Payments Due by Period
Contractual Obligations	Remainder of 2018	2019	2020	2021	2022	2023 and Beyond	Total
	(In thousands)

9.25% Senior Subordinated Notes(1)	$5,666	$22,663	$247,518	$–	$–	$–	$275,847
7.375% Senior Subordinated Notes(1)	6,453	25,813	25,813	25,813	357,529	–	441,421
Credit facilities(2)	6,271	25,319	25,266	25,712	25,813	335,754	444,135
Other operating contracts / agreements(3)	31,493	45,541	29,037	24,908	16,339	58,437	205,755
Operating lease obligations	3,082	11,558	10,751	9,333	8,432	24,004	67,160
Comcast Note	311	12,086	–	–	–	–	12,397
Total	$53,276	$142,980	$338,385	$85,766	$408,113	$418,195	$1,446,715

(1)	Includes interest obligations based on current effective interest rates on senior subordinated notes and secured notes outstanding as of September 30, 2018.

(2)	Includes interest obligations based on effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2018.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $136.6 million has not been recorded on the balance sheet as of September 30, 2018, as it does not meet recognition criteria. Approximately $6.4 million relates to certain commitments for content agreements for our cable television segment, approximately $21.8 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2018, the Company had letters of credit totaling $817,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 7, 2018