Form 10-K
period 2018-12-31
URBAN ONE, INC.
filed 2019-03-18
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 4, 2019
Class A Common Stock, $.001 par value	1,626,790
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,928,906
Class D Common Stock, $.001 par value	37,981,348

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2018, was approximately $58.8 million, thus qualifying the Company for smaller reporting company status.

1

URBAN ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2018

CERTAIN DEFINITIONS

Unless otherwise noted, throughout this report, the terms “Urban One,” “the Company,” “we,” “our,” and “us” refer to Urban One, Inc. together with all of its subsidiaries.

We use the terms “local marketing agreement” (“LMA”) or time brokerage agreement (“TBA”) in various places in this report. An LMA or a TBA is an agreement under which a Federal Communications Commission (“FCC”) licensee of a radio station makes available, for a fee, air time on its station to another party.  The other party provides programming to be broadcast during the airtime and collects revenues from advertising it sells for broadcast during that programming. In addition to entering into LMAs or TBAs, we will, from time to time, enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “should,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Although these statements are based upon assumptions we consider reasonable, as they contemplate future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Urban One, Inc. (a Delaware corporation originally formed in 1980 and hereinafter referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2018, we owned and/or operated 60 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

Recent Developments

On January 19, 2019, the Company launched CLEO TV, a lifestyle and entertainment network targeting Millennial and Gen X women of color.  CLEO TV offers quality content that defies negative and cultural stereotypes of today’s modern women. The results of CLEO TV’s operations will be reflected in the Company’s cable television segment.

On January 17, 2019, the Company announced that it had given the required notice (“2020 Redemption Notice”) under the indenture governing its 9.25% Senior Subordinated Notes due 2020 (the “2020 Notes”) to redeem for cash all outstanding aggregate principal amount of its Notes to the extent outstanding on February 15, 2019 (the “Redemption Date”).  The redemption price for the 2020 Notes was 100.0% of the principal amount of the Notes, plus accrued and unpaid interest to the Redemption Date.

On December 4, 2018, the Company and certain of its subsidiaries entered into a credit agreement (“2018 Credit Facility”), among the Company, the lenders party thereto from time to time, Wilmington Trust, National Association, as administrative agent, and TCG Senior Funding L.L.C, as sole lead arranger and sole book-runner. The 2018 Credit Facility, provided $192.0 million in term loan borrowings. Concurrently, on December 4, 2018, Urban One Entertainment SPV, LLC and its immediate parent, Radio One Entertainment Holdings, LLC, each of which is a wholly owned subsidiary of the Company, entered into a credit agreement, providing $50.0 million in term loan borrowings (the “MGM National Harbor Loan”). The net proceeds of term loan borrowings under the 2018 Credit Facility and the MGM National Harbor Loan were used to refinance and redeem substantially all of the Company’s outstanding 2020 Notes. Simultaneously with entry into the 2018 Credit Facility and the MGM National Harbor Loan, the Company announced the launch of a cash tender offer for any and all of its 2020 Notes.  Under the Tender Offer, the Company accepted for purchase $213,255,000 aggregate principal amount of the 2020 Notes, and paid for such 2020 Notes on December 20, 2018. Concurrently with that settlement, the Company also repurchased at par of approximately $29.7 million aggregate principal amount of 2020 Notes from certain lenders under the new credit facilities. Immediately following these settlements, approximately $2.0 million aggregate principal amount of 2020 Notes remained outstanding. Such 2020 Notes were the subject of the 2020 Redemption Notice described above. The 2018 Credit Facility and MGM National Harbor Loan are more fully described in Note 9 of our consolidated financial statements — Long-Term Debt.)

On August 9, 2018, the Company closed on the acquisition of the assets of the radio station The Team 980 (WTEM 980 AM) from Red Zebra Broadcasting. Upon closing, the Company also entered into an agreement with the Washington Redskins to ensure that all Redskins games, as well as pregame and postgame programming, will remain on The Team 980.  The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $2.0 million to radio broadcasting licenses, $1.1 million to land and land improvements, $512,000 to towers, $91,000 to goodwill, $206,000 to advertiser agreements, and $254,000 to other property and equipment assets.

On August 8, 2018, the Company closed on a sale of the assets of one of its Detroit, Michigan, radio stations, WPZR-FM (102.7 FM), to Educational Media Foundation, of California, for total consideration of approximately $12.7 million, of which approximately $12.2 million was received in cash. As part of the deal, the Company received 3 FM translators that service the Detroit metropolitan area. These signals were combined with the existing FM translator to multicast the Detroit Praise Network. The Company recognized an immaterial loss on the sale of the station during the year ended December 31, 2018.

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

On April 20, 2017, the Company announced an agreement for the acquisition of Red Zebra Broadcasting’s WWXT-FM and WXGI-AM stations.  With this acquisition, the Company expanded its Washington, DC market presence and diversified its Richmond market presence. Washington, DC’s WMMJ MAJIC 102.3 FM programming is now simulcast on WDCJ 92.7 FM which is expected to grow its listenership.  In Richmond, the Company diversified its all-music cluster with the addition of the sports radio format of WXGI 950 AM and the simulcast the new Richmond ESPN Radio on 1240 AM and 102.7 FM.  The Company completed the acquisition of the stations on June 23, 2017, and total consideration paid was approximately $2.0 million. The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.6 million to radio broadcasting licenses, $47,000 to goodwill, $206,000 to property and equipment and $114,000 to other intangible assets.

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

As of December 31, 2018, we owned and/or operated 60 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 15 of the most populous African-American markets in the United States. The following tables set forth further selected information about our portfolio of radio stations as of December 31, 2018.

	Urban One			Market Data
Market	Number of Stations(1)		Entire Audience Four Book Average Audience Share(2)	Ranking by Size of African-American Population Persons 12+(3)	Estimated Fall 2018 Metro Population Persons 12+
	FM	AM			Total (millions)	African- American %
Atlanta*	5	-	13.3	2	4.9	35.2
Washington, DC	4	3	13.3	3	5.0	26.9
Houston	3	-	11.4	5	5.9	17.5
Dallas	2	-	4.5	6	6.2	16.5
Philadelphia	3	-	5.5	7	4.6	20.8
Detroit*	3	-	6.6	9	3.8	22.0
Baltimore*	3	2	18.1	11	2.4	29.4
Charlotte	3	-	10.3	12	2.4	23.0
St. Louis	2	-	9.1	16	2.3	18.8
Raleigh-Durham	4	-	21.1	18	1.6	22.3
Cleveland	2	2	13.7	19	1.8	20.1
Richmond(4)	4	2	19.4	23	1.0	30.2
Columbus	4	-	6.2	25	1.7	16.9
Indianapolis*	4	1	13.4	30	1.5	16.7
Cincinnati	2	1	6.0	36	1.8	12.9
Total	48	11

(1)	WDNI-CD (formerly WDNI-LP), the low power television station that we operate in Indianapolis is not included in this table.
(2)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2018 Nielsen Survey.
(3)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2018.
(4)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

*	Includes station(s) broadcasting on an FM translator.

Market	Market Rank Metro Population 2018	Format	Target Demo
Atlanta	8

WAMJ/WUMJ		Urban AC	25-54
WHTA		Urban Contemporary	18-34
WPZE		Contemporary Inspirational	25-54
WAMJ-HD-2		Urban Contemporary	25-54
Baltimore	21

WERQ		Urban Contemporary	18-34
WOLB		News/Talk	35-64
WWIN-FM		Urban AC	25-54
WWIN-AM		Gospel	35-64
WLIF-HD-2		Contemporary Inspirational	25-54
Charlotte	23

WPZS		Contemporary Inspirational	25-54
WOSF		Urban AC / Old School	25-54
WQNC		Urban Contemporary	18-34

Cincinnati	32

WIZF		Urban Contemporary	18-34
WOSL		Urban AC / Old School	25-54
WDBZ-AM		Urban AC / Old School	35-64

Cleveland	34

WENZ		Urban Contemporary	18-34
WERE-AM		News/Talk	35-64
WJMO-AM		Contemporary Inspirational	35-64
WZAK		Urban AC	25-54

Columbus	36

WCKX		Urban Contemporary	18-34
WXMG		Urban AC	25-54
WBMO		Urban Contemporary	18-34
WJYD		Contemporary Inspirational	25-54

Dallas	5

KBFB		Urban Contemporary	18-34
KZJM		Urban Contemporary	25-54

Detroit	13

WDMK		Urban AC	25-54
WGPR (1)		Urban Contemporary	18-34
WDMK-HD-2		Urban AC/Old School	35-64

Houston	6

KBXX		Urban Contemporary	18-34
KMJQ		Urban AC	25-54
KROI		Pop/CHR	18-34

Indianapolis	39

WTLC-FM		Urban AC	25-54
WHHH		Urban Contemporary	18-34
WNOW		Pop/CHR	18-34
WTLC-AM		Contemporary Inspirational	35-64
WNOW-HD-3		Regional Mexican	25-54

Philadelphia	9

WPHI		Urban Contemporary	18-34
WPPZ		Contemporary Inspirational	25-54
WRNB		Urban AC	25-54

Raleigh	38

WFXC/WFXK		Urban AC	25-54
WQOK		Urban Contemporary	18-34
WNNL		Contemporary Inspirational	25-54

Richmond (2)	53

WKJS/WKJM		Urban AC	25-54
WCDX		Urban Contemporary	18-34
WPZZ		Contemporary Inspirational	25-54
WXGI-AM/WTPS-AM/W274BX		Sports	25-54

St. Louis	24

WHHL		Urban Contemporary	18-34
WFUN		Urban AC / Old School	25-54

Washington DC	7

WKYS		Urban Contemporary	18-34
WMMJ/WDCJ		Urban AC	25-54
WPRS		Contemporary Inspirational	25-54
WOL-AM		News/Talk	35-64
WYCB-AM		Gospel	35-64
WTEM-AM		Sports	25-54

AC-refers to Adult Contemporary

CHR-refers to Contemporary Hit Radio

Pop-refers to Popular Music

Old School - refers to Old School Hip/Hop

(1)	Station was operating under a TBA as of December 31, 2018. The TBA expires December 31, 2019.
(2)	Richmond is the only market in which we operate using the diary methodology of audience measurement.
(3)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

For the year ended December 31, 2018, approximately 41.6% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operate radio stations (Houston, Washington, DC, Atlanta and Baltimore) accounted for approximately 52.6% of our radio station net revenue for the year ended December 31, 2018. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 21.9% of our total consolidated net revenue for the year ended December 31, 2018. Revenue from the operations of Reach Media, along with revenue from the four significant contributing radio markets, accounted for approximately 31.6% of our total consolidated net revenue for the year ended December 31, 2018. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the four significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

Radio Advertising Revenue

Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 58.1% of our net revenue from our core radio business for the year ended December 31, 2018, was generated from the sale of local advertising and 38.0% from sales to national advertisers, including network/syndication advertising. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales, and revenue related to sponsored events, management fees and other revenue.

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

Reach Media, our syndicated radio unit, primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Tom Joyner Morning Show, the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell, the Russ Parr Morning Show, and the DL Hughley Show. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2018, the Tom Joyner Morning Show was broadcast on 67 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast.  In addition to being broadcast on Urban One stations, our syndicated radio programming also was available on over 268 non-Urban One stations throughout the United States as of December 31, 2018.

We have launched websites that simultaneously stream radio station content for each of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use mentions in our radio airtime to promote our websites. By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ reach to listeners.  In addition, our station websites link to our other online properties operated by Interactive One acting as traffic sources for these online brands. In April 2017, the Company acquired certain assets constituting the websites and brands Bossip, HipHopWired and MadameNoire from Moguldom Media Group, LLC.  The brands, along with Cassius, a more recently developed brand, have been integrated into our digital operations as part of Interactive One, which includes the largest social networking site by members primarily targeted at African-Americans. Interactive One derives revenue from advertising services on non-radio station branded websites, and studio services where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations which provide third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

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

Urban One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we hold the license as of December 31, 2018. Stations which we do not own as of December 31, 2018, but operate under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station’s antenna and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station.

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT in Meters	Operating Frequency	Expiration Date of FCC License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2020
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2020
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2020
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2020

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2019
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2019
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2019
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2019
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2019
	WDCJ-FM	2017	A	2.85	145.0	92.7 MHz	10/1/2019
	WTEM-AM	2018	B	50	N/A	980 kHz	10/1/2019

Philadelphia	WPHI-FM	1997	A	0.27	338.0	103.9 MHz	8/1/2022
	WRNB-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2022
	WPPZ-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2022

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2021
	KBXX-FM	2000	C	95.0	585.0	97.9 MHz	8/1/2021
	KROI-FM	2004	C1	21.36	526	92.1 MHz	8/1/2021

Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2020

Dallas	KBFB-FM	2000	C	99.0	574	97.9 MHz	8/1/2021
	KZMJ-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2021

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2019
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2019
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2019
	WERQ-FM	1993	B	37.0	173.0	92.3 MHz	10/1/2019

Charlotte	WQNC-FM	2000	C3	10.5	154.0	92.7 MHz	12/1/2019
	WPZS-FM	2004	A	6.0	94.0	100.9 MHz	12/1/2019
	WOSF-FM	2014	C1	51.0	395.0	105.3 MHz	12/1/2019

St. Louis	WFUN-FM	1999	C3	10.5	155.0	95.5 MHz	12/1/2020
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2021

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2020
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2020
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2020
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2020

Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2019
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2019
	WFXC-FM	2000	C3	13.0	141.0	107.1 MHz	12/1/2019
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2019

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2019
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2019
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2019
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2019
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2019
	WXGI-AM	2017	D	3.9	N/A	950 kHz	10/1/2019

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2020
	WBMO-FM	2001	A	6.0	99.0	106.3 MHz	10/1/2020
	WXMG-FM	2016	B	21.0	232.0	95.5 MHz	10/1/2020
	WJYD-FM	2016	A	6.0	100.0	107.1 MHz	10/1/2020
Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2020
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2020
	WNOW-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2020
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2020

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2020
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2020
	WOSL-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2020

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

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens or by any entity that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, or by foreign governments or their representatives. The Communications Act prohibits more than 25% indirect foreign ownership or control through a parent company of the licensee if the FCC determines the public interest will be served by such prohibition.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before this 25% limit may be exceeded. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments, or foreign business entities unless we seek and obtain FCC authority to exceed that level. The FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters may use to assess their compliance with the foreign ownership restrictions.

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

The media ownership rules are subject to review by the FCC every four years.  In August 2016, the FCC issued an order concluding its 2010 and 2014 reviews of its media ownership rules. The August 2016 decision retained the local radio ownership rules, the then-existing radio-television cross-ownership rule and the then-existing prohibition on newspaper-radio cross-ownership without significant changes. In November 2017, however, the FCC adopted an order reconsidering the August 2016 decision and modifying it in a number of respects.  The November 2017 order on reconsideration did not significantly modify the August 2016 decision with respect to the local radio ownership limits.  It did, however, eliminate the FCC’s previous limits on radio/television cross-ownership and newspaper/broadcast cross-ownership effective February 7, 2018.  The FCC’s November 2017 order on reconsideration is subject to a pending court appeal. In December 2018, the FCC commenced its 2018 quadrennial review of its media ownership rules.

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

Programming and Operations. The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating its responsiveness. The FCC considers complaints from viewers or listeners about a broadcast station’s programming. In January 2016, the FCC adopted rules requiring that radio stations post and maintain their public inspection files online.  All radio stations are now required to maintain their public inspection files on a publicly accessible FCC-hosted online database.  Moreover, the FCC has proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.   Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Employees

As of December 31, 2018, we employed 1,042 full-time employees and 424 part-time employees. Our employees are not unionized.

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

From time to time, the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, advertising is a discretionary business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market in which we operate, also may have a significant effect on us. Radio revenues in the markets in which we operate may also face greater challenges than the U.S. economy generally and may remain so.   Radio revenues in certain markets in which we operate have lagged the growth of the general United States economy.  Radio revenues in markets in which we operate, as measured by the accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”) were down in 2017 and 2018, respectively.  During this same period, the U.S. Bureau of Economic Analysis reports that U.S. current-dollar gross domestic product growth has been 3% to 4% each year. Our results of operations could be negatively impacted if radio revenue performance in the markets in which we operate continues to lag general United States economic growth. Even in the absence of a general recession or downturn in the economy, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.

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

The terms of our indebtedness and the indebtedness of our direct and indirect subsidiaries may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.

Our debt instruments impose operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset purchase or sale transactions, merge or consolidate with another company, dispose of all or substantially all of our assets or make certain other payments or investments. These restrictions could limit our ability to grow our business through acquisitions and could limit our ability to respond to market conditions or meet extraordinary capital needs.

To service our indebtedness and other obligations, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control. Our latest credit agreement requires us repay principal due thereunder to the extent then outstanding on each quarterly interest payment date. Commencing on the quarterly interest payment date ending March 2019, the required principal repayment equals one quarter of 7.5% of the aggregate outstanding principal amount due thereunder such amount payable until December 2019. Commencing on the quarterly interest payment date ending March 2020, the required principal repayment amount equals one quarter of 10.0% of the aggregate outstanding principal amount such amount payable until December 2021. And, commencing on the quarterly interest payment date ending March 2021, the required principal repayment equals one quarter of 12.5% of the aggregate outstanding principal amount due thereunder payable until to December 2022.  The Company is also required to use 75% of excess cash flow to repay outstanding term loans due thereunder at par, paid semi-annually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans due thereunder at par. Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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

Television content production is inherently a risky business because the revenues derived from the production and distribution of a television program and the licensing of rights to the associated intellectual property depends primarily upon the public’s level of acceptance, which is difficult to predict. The commercial success of a television program also depends upon the quality and acceptance of other competing programs in the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that TV One receives. Poor ratings can lead to a reduction in pricing and advertising revenues. Consequently, low public acceptance of TV One’s content may have an adverse effect on TV One’s results of operations. Further, networks or programming launched by NetflixTM, Oprah Winfrey (OWNTM), Sean Combs (REVOLT TVTM), and Magic Johnson (ASPIRETM), could take away from our audience share and ratings and thus have an adverse effect on TV One’s results of operations.

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

For the year ended December 31, 2018, approximately 41.6% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operate radio stations (Houston, Washington, DC, Atlanta and Baltimore) accounted for approximately 52.6% of our radio station net revenue for the year ended December 31, 2018. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 21.9% of our total consolidated net revenue for the year ended December 31, 2018. Revenue from the operations of Reach Media, along with revenue from the four significant contributing radio markets, accounted for approximately 31.6% of our total consolidated net revenue for the year ended December 31, 2018. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the four significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

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

As of December 31, 2018, we had approximately $600.1 million in broadcast licenses and $245.6 million in goodwill, which totaled $845.7 million, and represented approximately 68.3% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded impairment charges against radio broadcasting licenses and goodwill of approximately $21.3 million during the year ended December 31, 2018.

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

For the second and third quarters of each of 2018 and 2017, the total market revenue growth for certain markets in which we operate was below the estimated total market revenue growth used in our respective prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of each quarter-end date. We recorded an impairment charge of approximately $21.3 million related to our Detroit radio broadcasting licenses and Atlanta and Charlotte goodwill balances during the year ended December 31, 2018. We recorded an impairment charge of approximately $29.1 million related to our Columbus and Houston radio broadcasting licenses during the year ended December 31, 2017.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in general. Our efforts to protect our company’s data or the information we receive may be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data on a continual basis.

Any internal technology breach, error or failure impacting systems hosted internally or externally, or any large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Our technology security initiatives, disaster recovery plans and other measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our reputation.

In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption of our operations and damage to our reputation, any or all of which could adversely affect our business. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.

In the event of a technical or cyber event, we could experience a significant, unplanned disruption, or substantial and extensive degradation of our services, or our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption or substantial and extensive degradation in the functioning of our IT or technical platform for any reason could negatively impact our revenue and could harm our business and results of operations. If such a widespread interruption occurred, or if we failed to deliver content to users as expected, our reputation could be damaged severely. Moreover, any disruptions, significant degradation, cybersecurity threats, security breaches, or attacks on our internal information technology systems could impact our ratings and cause us to lose listeners, users or viewers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law and contains broad and complex changes to U.S. Federal tax laws. The Company has provided for an estimated impact of the Act in the financial statements. The Company’s interpretation of changes in the law requires significant judgments to be made, and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the Internal Revenue Service, Department of Treasury, or other governing body that may significantly differ from the Company’s interpretation of the Act’s changes, which may result in a material adverse effect on the Company’s cash flow, results of operations or financial condition.

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

TV One faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as NetflixTM, HuluTM, AppleTM, AmazonTM and GoogleTM, as well as gaming and other consoles such as Microsoft’s XboxTM, Sony’s PS4TM, Nintendo’s WiiTM, and RokuTM, are aggressively establishing themselves as alternative providers of video services, including online TV services. Most recently, new online distribution services have emerged offering live sports and other content without paying for a traditional cable bundle of channels. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and internet-connected televisions, may impact TV One’s distribution for its services and content. Additionally, devices or services that allow users to view television programs away from traditional cable providers or on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to TV One’s target audiences, our business could be adversely affected.

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

As of December 31, 2018, our Chairperson and her son, our President and CEO, collectively held approximately 96% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting upon Urban One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Urban One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Urban One.

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

	High	Low
2018
First Quarter	$2.20	$1.65
Second Quarter	$3.30	$1.71
Third Quarter	$3.25	$2.25
Fourth Quarter	$3.04	$2.01

2017
First Quarter	$3.35	$2.50
Second Quarter	$3.50	$1.86
Third Quarter	$2.25	$1.58
Fourth Quarter	$2.10	$1.40

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “UONEK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2018
First Quarter	$2.20	$1.70
Second Quarter	$2.25	$1.70
Third Quarter	$2.35	$2.00
Fourth Quarter	$2.35	$1.61

2017
First Quarter	$3.30	$2.45
Second Quarter	$3.45	$1.85
Third Quarter	$2.20	$1.50
Fourth Quarter	$2.10	$1.45

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of February 15, 2019, there were approximately 1,500 holders of Urban One’s Class A Common Stock, two holders of Urban One’s Class B Common Stock, three holders of Urban One’s Class C Common Stock, and approximately 1,734 holders of Urban One’s Class D Common Stock.

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

Overview

For the year ended December 31, 2018, consolidated net revenue decreased approximately 0.2% compared to the year ended December 31, 2017. For 2019, our strategy will be to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our multimedia strategy.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Years Ended December 31,
	2018	2017
Radio broadcasting segment	41.6%	40.2%

Reach Media segment	9.8%	10.3%

Digital segment	7.2%	7.0%

Cable television segment	42.0%	42.6%

Corporate/eliminations	(0.6)%	(0.1)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Years Ended December 31,
	2018	2017

Percentage of core radio business generated from local advertising	58.1%	60.1%

Percentage of core radio business generated from national advertising, including network advertising	38.0%	35.9%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the years ended December 31, 2018 and 2017:

	Year Ended December 31,			%
	2018	2017	$ Change	Change
	(Unaudited) (In thousands)
Net Revenue:

Radio Advertising	$198,854	$200,417	$(1,563)	(0.8)%
Political Advertising	6,590	2,052	4,538	221.2%
Digital Advertising	31,510	30,735	775	2.5%
Cable Television Advertising	76,429	79,422	(2,993)	(3.8)%
Cable Television Affiliate Fees	107,277	106,310	967	0.9%
Event Revenues & Other	18,438	21,105	(2,667)	(12.6)%

Net Revenue (as reported)	$439,098	$440,041	$(943)	(0.2)%

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

Our cable television segment generates the Company’s cable television revenue, and derives its revenue principally from advertising and affiliate revenue. Advertising revenue is derived from the sale of television air time to advertisers and is recognized when the advertisements are run. Our cable television segment also derives revenue from affiliate fees under the terms of various affiliation agreements based upon a per subscriber fee multiplied by most recent subscriber counts reported by the applicable affiliate.

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

(b)  Broadcast and digital operating income:  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative expenses, stock-based compensation, impairment of long-lived assets, (gain) loss on retirement of debt and gain on sale-leaseback, is commonly referred to in the radio broadcasting industry as “station operating income.” However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we now use the term broadcast and digital operating income. Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2018	2017
	(In thousands, except margin data)

Net revenue	$439,098	$440,041
Broadcast and digital operating income	164,815	161,701
Broadcast and digital operating income margin	37.5%	36.7%
Adjusted EBITDA	140,622	137,098
Net income attributable to common stockholders	141,001	111,887

The reconciliation of net income to broadcast and digital operating income is as follows:

	For the Years Ended December 31,
	2018	2017
	(In thousands)

Net income attributable to common stockholders, as reported	$141,001	$111,887
Add back non-broadcast and digital operating income items included in net income:
Interest income	(240)	(200)
Interest expense	76,667	79,420
Benefit from income taxes	(138,758)	(123,163)
Corporate selling, general and administrative, excluding stock-based compensation	32,019	41,171
Stock-based compensation	4,711	4,647
Gain on sale-leaseback	—	(14,411)
Loss on retirement of debt	1,809	5,219
Other income, net	(8,002)	(6,608)
Depreciation and amortization	33,189	34,016
Noncontrolling interests in income of subsidiaries	1,163	575
Impairment of long-lived assets	21,256	29,148
Broadcast and digital operating income	$164,815	$161,701

The reconciliation of net income to adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2018	2017
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net income attributable to common stockholders, as reported	$141,001	$111,887
Interest income	(240)	(200)
Interest expense	76,667	79,420
Benefit from income taxes	(138,758)	(123,163)
Depreciation and amortization	33,189	34,016
EBITDA	$111,859	$101,960
Stock-based compensation	4,711	4,647
Gain on sale-leaseback	—	(14,411)
Loss on retirement of debt	1,809	5,219
Other income, net	(8,002)	(6,608)
Noncontrolling interests in income of subsidiaries	1,163	575
Impairment of long-lived assets	21,256	29,148
Employment Agreement Award, incentive plan award expenses and other compensation	(3,654)	9,084
Contingent consideration from acquisition	2,399	(226)
Severance-related costs	2,032	1,629
Cost method investment income from MGM National Harbor	7,049	6,081
Adjusted EBITDA	$140,622	$137,098

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2018	2017

Statements of Operations:
Net revenue	$439,098	$440,041	$(943)	(0.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	125,316	130,417	(5,101)	(3.9)
Selling, general and administrative, excluding stock-based compensation	148,967	147,923	1,044	0.7
Corporate selling, general and administrative, excluding stock-based compensation	32,019	41,171	(9,152)	(22.2)
Stock-based compensation	4,711	4,647	64	1.4
Depreciation and amortization	33,189	34,016	(827)	(2.4)
Impairment of long-lived assets	21,256	29,148	(7,892)	(27.1)
Total operating expenses	365,458	387,322	(21,864)	(5.6)
Operating income	73,640	52,719	20,921	39.7
Interest income	240	200	40	20.0
Interest expense	76,667	79,420	(2,753)	(3.5)
Gain on sale-leaseback	—	(14,411)	(14,411)	(100.0)
Loss on retirement of debt	1,809	5,219	(3,410)	(65.3)
Other income, net	(8,002)	(6,608)	1,394	21.1
Income (loss) before benefit from income taxes and noncontrolling interests in income of subsidiaries	3,406	(10,701)	14,107	131.8
Benefit from income taxes	(138,758)	(123,163)	15,595	12.7
Net income	142,164	112,462	29,702	26.4
Noncontrolling interests in income of subsidiaries	1,163	575	588	102.3
Net income attributable to common stockholders	$141,001	$111,887	$29,114	26.0%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2018	2017
$439,098	$440,041	$(943)	(0.2)%

During the year ended December 31, 2018, we recognized approximately $439.1 million in net revenue compared to approximately $440.0 million during the year ended December 31, 2017. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the year ended December 31, 2018, increased 3.4% from the same period in 2017. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 1.7% in total revenues for the year ended December 31, 2018, consisting of a decrease of 3.8% in local revenues, partially offset by an increase of 2.6% in national revenues and an increase of 2.3% in digital revenues. We experienced net revenue growth, most significantly in our Baltimore, Cincinnati, Cleveland, Columbus, Dallas, Indianapolis, and Washington DC markets, which was partially offset by declines most significantly in our Atlanta and Richmond markets. Net revenue for our Reach Media segment decreased 5.6% for the year ended December 31, 2018, compared to the same period in 2017, due primarily to downward pricing pressure. We recognized approximately $184.3 million from our cable television segment for the year ended December 31, 2018, compared to approximately $187.5 million of revenue for the same period in 2017, with the decrease due primarily to lower advertising sales. Net revenue from our digital segment increased $823,000 and 2.7% for the year ended December 31, 2018, compared to the same period in 2017, primarily to an increase in indirect revenues and due to performance from our new digital acquisition.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2018	2017
$125,316	$130,417	$(5,101)	(3.9)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the year ended December 31, 2018, compared to the same period in 2017 is primarily to lower expenses in our Reach Media and cable television segments, which was partially offset by an increase in expenses at our radio broadcasting and digital segments. Our Reach Media segment generated a decrease of approximately $4.5 million for the year ended December 31, 2018, compared to the same period in 2017, due primarily to lower contractual costs. Our cable broadcasting segment generated a decrease of approximately $5.4 million for the year ended December 31, 2018, compared to the same period in 2017 due primarily to lower program content expense driven by reduced amortization for original programing. Our radio broadcasting segment generated an increase of approximately $4.6 million for the year ended December 31, 2018, compared to the same period in 2017 due primarily to higher payroll costs, increased lease expense due to the sale-leaseback transaction, as well as an increase in certain music licensing costs.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2018	2017
$148,967	$147,923	$1,044	0.7%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expense for the year ended December 31, 2018, compared to the same period in 2017, is primarily driven by lower expenses at our Reach Media and cable television segments, offset by an increase in expenses at our radio broadcasting and digital segments.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2018	2017
$32,019	$41,171	$(9,152)	(22.2)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in expense for the year ended December 31, 2018, compared to the same period in 2017, is primarily driven by lower corporate expenses, which was partially offset by an increase in expenses at our Reach Media and cable television segments. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability.  The revised methodology resulted in a credit adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate. The liability was further reduced during the quarter ended December 31, 2018 using the simplified methodology, due primarily to an overall lower valuation. The increase in expense at our Reach Media and cable television segments was due primarily to higher compensation costs.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2018	2017
$4,711	$4,647	$64	1.4%

The increase in stock-based compensation for the year ended December 31, 2018, compared to the same period in 2017, is primarily due to grants of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2018	2017
$33,189	$34,016	$(827)	(2.4)%

The decrease in depreciation and amortization expense for the year ended December 31, 2018, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2018	2017
$21,256	$29,148	$(7,892)	(27.1)%

The impairment of long-lived assets for the year ended December 31, 2018, was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte and Atlanta goodwill balances and a non-cash impairment charge recorded to reduce the carrying value of our Detroit radio broadcasting licenses. The impairment of long-lived assets for the year ended December 31, 2017, was related to a non-cash impairment charge recorded to reduce the carrying value of our Columbus and Houston radio broadcasting licenses.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2018	2017
$76,667	$79,420	$(2,753)	(3.5)%

Interest expense decreased to approximately $76.7 million for the year ended December 31, 2018, compared to approximately $79.4 million for the same period in 2017, due to lower overall debt balances outstanding. On April 18, 2017, the Company closed on a new senior secured credit facility (the “2017 Credit Facility”). The proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previously existing 2015 credit facility (the “2015 Credit Facility”) and the agreement governing such credit facility was terminated on April 18, 2017. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and a new $50.0 million loan secured by its interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par.

Gain on sale-leaseback

Year Ended December 31,		Increase/(Decrease)
2018	2017
$—	$(14,411)	$(14,411)	(100.0)%

The gain on sale-leaseback for the year ended December 31, 2017 was due to a non-recurring event, the Company’s sale of certain land, towers, and equipment to a third party. The Company is leasing certain of the assets back from the buyer as part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years. This deferred gain will be recognized as a cumulative adjustment to equity when the Company adopts ASC 842 on January 1, 2019.

Loss on retirement of debt

Year Ended December 31,		Increase/(Decrease)
2018	2017
$1,809	$5,219	$(3,410)	(65.3)%

There was a net loss on retirement of debt of approximately $1.8 million for the year ended December 31, 2018 due to the redemption of 2020 Notes throughout the year. During the quarter ended December 31, 2018, there was a loss on retirement of debt of approximately $2.8 million which includes a write-off of previously capitalized debt financing costs and original issue discount associated with the 2020 Notes in the amount of $649,000 and also includes approximately $2.1 million associated with the premium paid to the bondholders. Prior to the quarter ended December 31, 2018, there was a gain on retirement of debt due to the redemption of the 2020 Notes at a discount during the first, second and third quarters. There was a loss on retirement of debt of approximately $7.1 million for the year ended December 31, 2017, due to the retirement of the 2015 Credit Facility during the second quarter of 2017. This amount included a write-off of previously capitalized debt financing costs and original issue discount associated with the 2015 Credit Facility, and costs associated with the financing transactions. This loss was partially offset by a gain on retirement of debt of approximately $1.9 million for the year ended December 31, 2017, due to the redemption of approximately $40 million of our 2020 Notes at a discount during the third and fourth quarters.

Other income, net

Year Ended December 31,		Increase/(Decrease)
2018	2017
$(8,002)	$(6,608)	$1,394	21.1%

Other income, net, increased to approximately $8.0 million for the year ended December 31, 2018, compared to approximately $6.6 million for the same period in 2017. We recognized other income in the amount of approximately $7.0 million and $6.1 million, for the years ended December 31, 2018 and 2017, respectively, related to our MGM investment. In addition, we recognized $809,000 and $539,000 in other income for the years ended December 31, 2018 and 2017, respectively, related to the deferred gain on sale lease-back transaction.

Benefit from income taxes

Year Ended December 31,		Increase/(Decrease)
2018	2017
$(138,758)	$(123,163)	$15,595	12.7%

During the year ended December 31, 2018, the benefit from income taxes increased to approximately $138.8 million compared to the benefit from income taxes of approximately $123.2 million for the year ended December 31, 2017. The increase in the benefit from income taxes was primarily due to the valuation allowance release for federal and state net operating losses. For the year ended December 31, 2018, the income tax benefit consisted of deferred tax benefit of approximately $139.4 million and current provision expense of $604,000. For the year ended December 31, 2017, the income tax benefit consisted of deferred tax benefit of approximately $124.1 million and current provision expense of $978,000. During the quarter ended December 31, 2018, the Company concluded that it was more likely than not the deferred tax assets (“DTAs”) related to federal and state net operating losses would be realized. The Company maintains a valuation allowance of $235,000 against certain of its DTAs in jurisdictions where we do not expect these assets to be realized. The tax provision resulted in an effective tax rate of (4,073.9)% and (1,150.9)% for the years ended December 31, 2018 and 2017, respectively. The annual effective tax rate for Urban One in 2018 primarily reflects the impact of the valuation allowance release, and 2017 primarily reflects the impact of the Tax Cuts and Jobs Act of 2017.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2018	2017
$1,163	$575	$588	102.3%

The increase in noncontrolling interests in income of subsidiaries was primarily due to higher net income recognized by Reach Media for the year ended December 31, 2018, versus the same period in 2017.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $164.8 million for the year ended December 31, 2018, compared to approximately $161.7 million for the year ended December 31, 2017, an increase of approximately $3.1 million or 1.9%. This increase was due to higher broadcast and digital operating income at our radio broadcasting, cable television and Reach Media segments, which was partially offset by an increase in broadcast and digital operating loss at our digital segment. Our radio broadcasting segment generated approximately $66.0 million of broadcast and digital operating income during the year ended December 31, 2018, compared to approximately $65.5 million during the year ended December 31, 2017, an increase of $455,000. Reach Media generated approximately $10.5 million of broadcast and digital operating income during the year ended December 31, 2018, compared to approximately $7.5 million during the year ended December 31, 2017, with the increase due primarily to lower contractual costs. Our digital segment generated approximately $5.9 million of broadcast and digital operating loss during the year ended December 31, 2018, compared to approximately $1.5 million of broadcast and digital operating loss during the year ended December 31, 2017. The increase in our digital segment’s broadcast and digital operating loss is primarily due to increased investment in video. Finally, TV One generated approximately $94.3 million of broadcast and digital operating income during the year ended December 31, 2018, compared to approximately $90.2 million during the year ended December 31, 2017, with the increase due primarily to lower content amortization expense and lower selling, general and administrative expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 37.5% for the year ended December 31, 2018, from 36.7% for 2017. The margin increase was primarily attributable to higher broadcast and digital operating income as described above.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, other debt or equity financing.

See Note 9 to our consolidated financial statements — Long-Term Debt for further information on liquidity and capital resources.

As of December 31, 2018, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of December 31, 2018	Covenant Limit		Excess Coverage
Interest Coverage
Covenant EBITDA / Interest Expense	1.93x	1.25	x	0.68	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.73x	5.85	x	1.12	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2018:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

2017 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$317.2	6.53%
9.25% Senior Subordinated Notes, net of original issue discount and issuance costs (fixed rate)	2.0	9.25%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	346.7	7.375%
Comcast Note due April 2019 (fixed rate)	11.9	10.47%
2018 Credit Facility, net of original issue discount and issuance costs (fixed rate)	187.3	12.875%
MGM National Harbor Loan, net of original issue discount and issuance costs (fixed rate, including PIK)	47.4	11.0%

(1)    Subject to variable LIBOR plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2018 and 2017:

	2018	2017
	(In thousands)

Net cash flows provided by operating activities	$50,229	$28,307
Net cash flows provided by investing activities	3,200	12,555
Net cash flows used in financing activities	(75,350)	(49,832)

Net cash flows provided by operating activities were approximately $50.2 million and $28.3 million for the years ended December 31, 2018 and 2017, respectively. Cash flow from operating activities for the year ended December 31, 2018, increased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and lower payments for content assets.

Net cash flows provided by investing activities were approximately $3.2 million and $12.6 million for the years ended December 31, 2018 and 2017, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $4.4 million and $7.4 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Company paid approximately $4.8 million to complete the acquisition of our new WTEM Washington DC station and Detroit translators and we received proceeds of approximately $12.8 million for the sale of our Detroit WPZR-FM station assets. During the year ended December 31, 2017, the Company paid approximately $2.0 million to complete the acquisition of our new Richmond and Washington DC stations and during the year ended December 31, 2017, the Company paid approximately $5.0 million towards the acquisition of certain digital assets from Moguldom. During the year ended December 31, 2017, the Company received proceeds of approximately $2.0 million to complete the sale of its Detroit WCHB-AM station. During the year ended December 31, 2017, the Company received proceeds of approximately $25.0 million to complete its sale of certain land, towers and equipment as part of a sale-leaseback transaction.

Net cash flows used in financing activities were approximately $75.4 million and $49.8 million for the years ended December 31, 2018 and 2017, respectively. During the years ended December 31, 2018 and 2017, the Company repaid approximately $23.4 million and $347.4 million, respectively, in outstanding debt. During the year ended December 31, 2018, we borrowed approximately $192.0 million in new 2018 Credit Facility and we borrowed approximately $50.0 million in the MGM National Harbor Loan. During the year ended December 31, 2017, we borrowed approximately $350.0 million in new 2017 Credit Facility. During the years ended December 31, 2018 and 2017, respectively, we capitalized approximately $7.4 million and $8.9 million, respectively, of costs associated with our indebtedness. During the years ended December 31, 2018 and 2017, respectively, the Company repurchased approximately $271.9 million and $38.6 million of our 2020 Notes and during the year ended December 31, 2018, the Company paid a premium of approximately $2.1 million to retire the 2020 Notes. During the years ended December 31, 2018 and 2017, we repurchased approximately $8.2 million and $5.0 million of our Class A and Class D Common Stock, respectively. Reach Media paid approximately $2.2 million in dividends to noncontrolling interest shareholders for the year ended December 31, 2018. During the year ended December 31, 2018, the Company distributed approximately $1.1 million of contingent consideration related to the Moguldom acquisition.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2018, we had approximately $600.1 million in broadcast licenses and $245.6 million in goodwill, which totaled $845.7 million, and represented approximately 68.3% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 31, 2018 and 2017, we recorded impairment charges against radio broadcasting licenses and goodwill, collectively, of approximately $21.3 million and $29.1 million, respectively. Significant impairment charges have been an on-going trend experienced by media companies in general, and are not unique to us.

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

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 18 reporting units as of our October 2018 annual impairment assessment, consisting of each of the 15 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if an impairment indicator is present and also perform annual testing by comparing the fair value of the reporting unit with its carrying amount. We recognize an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. The impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

 As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2018 were reasonable.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing performed where an impairment charge was recorded since January 1, 2017.

Radio Broadcasting	October 1,	March 31,	October 1,	September 30,	June 30,
Licenses	2018	2018(*)	2017	2017(a)	2017(a)

Impairment charge (in millions)	$–	$3.9	$–	$16.4	$12.7
Discount Rate	9.0%	*	9.0%	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(1.2)% – (0.6)%	*	(5.0)% – 1.4%	(5.0)% – 2.0%	1.0% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	*	0.5% – 1.5%	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	5.3% – 25.0%	*	6.8% – 25.4%	6.9% – 25.8%	6.9% – 15.3%
Mature Operating Profit Margin Range	28.3% – 41.1%	*	30.9% – 46.9%	31.0% – 47.0%	31.6% – 47.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.
(*)	License fair value based on estimated asset sale consideration.

Goodwill (Radio Market	October 1,	March 31,	October 1,
Reporting Units)	2018(a)	2018(*)	2017(a)

Impairment charge (in millions)	$14.7	$2.7	$—

Discount Rate	9.0%	*	9.0%
Year 1 Market Revenue Growth Rate Range	(8.0)% – 27.5%	*	(8.4)% – 46.6%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	*	0.5% – 1.5%
Mature Market Share Range	7.6% - 17.8%	*	8.0% - 18.2%
Mature Operating Profit Margin Range	26.8% - 46.9%	*	25.1% - 50.1%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.
(*)	Goodwill fair value based on estimated asset sale consideration.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and interim impairment assessments performed since October 2017. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on the on-air personality Tom Joyner. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2018	2017

Impairment charge (in millions)	$—	$—

Discount Rate	10.5%	10.5%
Year 1 Revenue Growth Rate	2.3%	(11.3)%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	14.6% - 15.8%	13.5% - 15.9%

Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2017. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. The Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in 2018 and 2017.

	October 1,	October 1,
Digital Segment Goodwill	2018	2017

Impairment charge (in millions)	$—	$—

Discount Rate	13.5%	13.0%
Year 1 Revenue Growth Rate	12.6%	24.1%
Long-term Revenue Growth Rate (Years 6 – 10)	3.1% - 3.7%	2.4% - 4.3%
Operating Profit Margin Range	(1.1)% - 15.7%	(1.5)% - 17.0%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2017. As a result of the testing performed in 2018 and 2017, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2018	2017

Impairment charge (in millions)	$—	$—

Discount Rate	11.0%	11.0%
Year 1 Revenue Growth Rate	1.8%	4.8%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.0% - 3.0%	2.3% - 2.7%
Operating Profit Margin Range	36.9% - 42.5%	42.2% - 45.9%

The above four goodwill tables reflect some of the key valuation assumptions used for 11 of our 18 reporting units. The other seven remaining reporting units had no goodwill carrying value balances as of December 31, 2018.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2018 were reasonable.

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

We had a total goodwill carrying value of approximately $245.6 million across 11 of our 18 reporting units as of December 31, 2018. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For four of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/(Decline) Rate That Would Result in Carrying Value that is less than Fair Value
2	0.9%	Impairment not likely
16	0.7%	Impairment not likely
21	2.5%	Impairment not likely
6	0.8%	Impairment not likely
1	1.1%	2.6%
11	0.9%	0.1%
12	1.0%	(0.6)%
13	0.9%	(0.7)%
10	1.0%	(3.0)%
18	2.5%	(3.1)%
19	1.0%	(15.2)%

(a)	The long-term cash flow growth/(decline) rate that would result in the carrying value of the reporting unit being less than the fair value of the reporting unit applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

Several of the licenses in our units of accounting have limited or no excess of fair values over their respective carrying values. As set forth in the table below, as of October 1, 2018, we appraised the radio broadcasting licenses at a fair value of approximately $716.0 million, which was in excess of the $600.1 million carrying value by $115.9 million, or 19.3%. After the impairment charges were recorded for the year ended December 31, 2018, the fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	October 1, 2018	October 1, 2018	Excess
Unit of Accounting (a)	Carrying Values ("CV")	Fair Values ("FV")	FV vs. CV	% FV Over CV
	(In thousands)
Unit of Accounting 2	$3,086	$39,700	$36,614	1,186.5%
Unit of Accounting 7	14,748	17,989	3,241	22.0%
Unit of Accounting 5	16,100	16,782	682	4.2%
Unit of Accounting 4	16,142	21,172	5,030	31.2%
Unit of Accounting 9	16,437	20,009	3,572	21.7%
Unit of Accounting 15	20,736	21,791	1,055	5.1%
Unit of Accounting 14	20,770	23,841	3,071	14.8%
Unit of Accounting 11	21,135	21,786	651	3.1%
Unit of Accounting 6	22,642	29,163	6,521	28.8%
Unit of Accounting 13	47,846	50,055	2,209	4.6%
Unit of Accounting 12	49,663	50,093	430	0.9%
Unit of Accounting 16	56,295	98,636	42,341	75.2%
Unit of Accounting 8	62,015	62,452	437	0.7%
Unit of Accounting 1	93,394	103,199	9,805	10.5%
Unit of Accounting 10	139,125	139,362	237	0.2%
Total	$600,134	$716,030	$115,896	19.3%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2018
	Broadcasting Licenses	Goodwill (a)
(In millions)

Impairment charge recorded:
Radio Market Reporting Units	$3.9	$17.4
Radio Syndication Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Digital Reporting Unit	-	-
Total Impairment Recorded	$3.9	$17.4

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry long-term growth rates	$28.3	$7.5
A 100 basis point decrease in cash flow margin in the projection period	$6.1	$2.6
A 100 basis point increase in the applicable discount rate	$47.1	$13.6
A 5% reduction in the fair value of broadcasting licenses and reporting units	$12.4	$5.4
A 10% reduction in the fair value of broadcasting licenses and reporting units	$31.0	$11.3

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Digital Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

(a)	Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions.

Impairment of Intangible Assets Excluding Goodwill, Radio Broadcasting Licenses and Other Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, radio broadcasting licenses and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2018 and 2017 and determined no impairment charges were necessary. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied.

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

Uncertain Tax Positions

To address the exposures of uncertain tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on examination based on the technical merits of the position. As of December 31, 2018, we had approximately $4.6 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability and recognizing a tax benefit once it is determined the liability is no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

Prior to the quarter ended December 31, 2018, the Company maintained a full valuation allowance for certain of its deferred tax assets (“DTAs”), primarily attributable to net operating losses (“NOLs”) generated before the Tax and Jobs Act of 2017, as we determined that it was not more likely than not that the DTAs would be realized. Management reached this determination based on its cumulative loss position and the uncertainty of future taxable income. As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s DTAs. During the quarter ended December 31, 2018, in part because in the current period the Company achieved three years of cumulative pre-tax income that is indicative of an objectively verifiable sustainable return to profitability, management determined that there is sufficient positive evidence to conclude that it is more likely than not the DTAs related to NOLs are realizable. Accordingly, the Company reduced the valuation allowance for the year ended December 31, 2018.

The Company continues to assess potential tax strategies (which could include seeking a ruling from the IRS) which, if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. The federal and state NOLs expire in various years from 2019 to 2037.

The assessment to determine the value of the deferred tax assets to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the deferred tax assets in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the deferred tax assets. Since the evaluation requires consideration of events that may occur in some years in the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative pre-tax income or loss position over the most recent three year period. Historically, the Company has maintained a full valuation against the net deferred tax assets, principally due to a cumulative pre-tax loss over the most recent three year period. While there had been some performance improvements attributable to TV One in recent years as a component of positive evidence, it was not sufficient to overcome the weight of the three year pre-tax loss prior to the fourth quarter of 2018. During the quarter ended December 31, 2018, the Company achieved three years of cumulative pre-tax income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets.

Additionally, the Company is projecting forecasts of taxable income to utilize our federal and state NOLs as part of our evaluation of positive evidence. As part of the 2017 Tax Act, IRC Section 163(j) limited the deduction of interest expense. In conjunction with evaluating and weighing our cumulative three year pre-tax income, we also evaluated the impact that interest expense has had on our cumulative three year pre-tax income. A material component of the Company’s expenses is interest, and has been the primary driver of historical pre-tax losses. Adjusting for the IRC Section 163(j) interest expense limitation on projected taxable income, we estimate utilization of federal and state net operating losses that are not subject to annual limitations as a result of the 2009 ownership shift as defined under IRC Section 382.

Realization of the Company’s federal and state net operating losses is dependent on generating sufficient taxable income in future periods, and although the Company believes it is more likely than not future taxable income will be sufficient to utilize the net operating losses, realization is not assured and future events may cause a change to the judgment of the realizability of these deferred tax assets. If a future event causes the Company to re-evaluate and conclude that it is not more likely than not, that all or a portion of the deferred tax assets are realizable, the Company would be required to establish a valuation allowance against the assets at that time which would result in a charge to income tax expense and a decrease to net income in the period which the change of judgment is concluded.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2018 and 2017, was approximately $10.2 million and 10.8 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

Fair Value Measurements

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument. According to the Employment Agreement, executed in April 2008, the CEO is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the Employment Agreement Award was triggered after the Company recovered the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the employment agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior employment agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability. The revised methodology resulted in a credit adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate. The liability was further reduced during the quarter ended December 31, 2018 using the simplified methodology, due primarily to an overall lower valuation.

The Company estimated the fair value of the Employment Agreement Award as of December 31, 2018, at approximately $25.7 million and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

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

The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). In accordance with ASC 926, content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated advertising and affiliate revenues for the current period represent in relation to the estimated remaining total lifetime revenues as of the beginning of the current period.  Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.  The Company made a revision to the estimated remaining forecasted revenues for certain content assets which increased the programming life of content assets resulting in a reduction of amortization expense of approximately $8.9 million for the year ended December 31, 2017.  There was no significant change in forecasted revenues for programming assets during the year ended December 31, 2018.

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company recorded an impairment and recorded additional amortization expense of approximately $1.6 million and $0, as a result of evaluating its contracts for recoverability for the years ended December 31, 2018 and 2017, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

Capital and Commercial Commitments

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. We also have approximately $2.0 million outstanding in our 2020 Notes and we have $350.0 million outstanding in our 2022 Notes. We also have outstanding our senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million under the Comcast Note. Finally, on December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and the Company also closed on a new $50.0 million loan secured by our interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). See “Liquidity and Capital Resources.”

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

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights LLC (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We have arrangements with ASCAP, SESAC and GMR, and are in negotiations with BMI for a new agreement. If we are unable to reach an agreement with BMI, a court will determine the royalty we will be required to pay BMI.  The changing market for musical works may have an adverse effect on us, including increasing our costs or limiting the musical works available to us.

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 30, 2019. Management, at this time, cannot reasonably determine the period when and if, the put right will be exercised by the noncontrolling interest shareholders.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2018:

	Payments Due by Period
Contractual Obligations	2019	2020	2021	2022	2023	2024 and Beyond	Total
	(In thousands)
9.25% Senior Subordinated Notes(1)	$2,131	$—	$—	$—	$—	$—	$2,131
7.375% Senior Subordinated Notes(1)	25,813	25,813	25,813	357,529	—	—	434,968
2017 Credit facility(2)	24,758	24,762	24,857	24,633	316,363	—	415,373
2018 Credit facility(2)	45,156	40,511	38,005	148,162	—	—	271,834
Other operating contracts/agreements(3)	69,814	30,160	26,129	16,341	11,351	46,096	199,891
Operating lease obligations	11,533	10,744	9,327	8,427	7,824	16,030	63,885
MGM National Harbor Loan	5,562	5,866	6,104	65,026	—	—	82,558
Comcast Note	12,027	—	—	—	—	—	12,027
Total	$196,794	$137,856	$130,235	$620,118	$335,538	$62,126	$1,482,667

(1)	Includes interest obligations based on effective interest rates on senior subordinated and secured notes outstanding as of December 31, 2018.

(2)	Includes interest obligations based on effective interest rate, and projected interest expense on credit facilities outstanding as of December 31, 2018.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2018, the Company had letters of credit totaling $801,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part IV, Item 15 of this Form 10-K under the caption “Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting.”

(c) Changes in internal control over financial reporting

During the year ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm – Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Urban Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Exhibit 3.1 to Urban One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of April 25, 2017, of the Amended and Restated Certificate of Incorporation of Urban One, Inc., dated as of April 25, 2017, as filed with the State of Delaware on April 25, 2017 (incorporated by reference to Exhibit 3.1 to Urban One’s Current Report on Form 8-K filed May 8, 2017).
3.2	Amended and Restated By-laws of Urban One, Inc. amended as of August 7, 2009 (incorporated by reference to Exhibit 3.1 to Urban One’s Current Report on Form 8-K filed May 8, 2017).
3.3	Certificate of Conversion of Bell Broadcasting Company into Bell Broadcasting Company LLC (incorporated by reference to Exhibit 3.13 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
3.4	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.32 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.60 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.30 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.59 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.18 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.53 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).

3.11	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Exhibit 3.16 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Exhibit 3.19 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Bylaws of Interactive One, Inc. (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Exhibit 3.21 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Exhibit 3.22 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.43 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.17	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.70 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Certificate of Conversion of Radio One Cable Holdings, Inc.to Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.19 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.19	Certificate of Conversion of formation of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.20	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Exhibit 3.27 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Limited Liability Company Agreement of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.22	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC (incorporated by reference to Exhibit 3.28 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.44 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.26	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.71 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.27	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Exhibit 3.23 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.28	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Exhibit 3.56 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.29	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.51 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Exhibit 3.9 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Exhibit 3.48 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.35 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.63 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.38 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.66 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.37 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.65 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).

3.41	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.39 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.67 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Formation of IO Acquisition Sub, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.44	Certificate of Amendment to Certificate of Formation of BossipMadameNoire, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Current Report on Form 8-K, filed May 8, 2017).
3.45	Limited Liability Company Agreement of BossipMadameNoire, LLC (formerly IO Acquisition Sub and incorporated by reference to Exhibit 3.47 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.46	Certificate of Formation of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.48 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.47	Limited Liability Company Agreement of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.49 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.48	Certificate of Formation of Radio One Entertainment Holdings, LLC (incorporated by reference to Exhibit 3.50 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.49	Amended and Restated Limited Liability Company Agreement of Radio One Entertainment Holdings, LLC.*
3.50	Certificate of Conversion of Gaffney Broadcasting, LLC (incorporated by reference to Exhibit 3.52 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.51	Certificate of Incorporation of Reach Media, Inc. (incorporated by reference to Exhibit 3.53 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.52	Bylaws of Reach Media, Inc. (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.53	Certificate of Formation of RO One Solution, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
3.54	Certificate of Formation of Urban One Entertainment SPV, LLC*
3.55	Amended and Restated Limited Liability Company Agreement of Urban One Entertainment SPV, LLC*
4.1	Indenture, dated as of April 17, 2015, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 7.375% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed April 23, 2015).
4.2	Indenture, dated as of February 10, 2014, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 9.25% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed February 10, 2014).
4.3	Supplemental Indenture dated as of April 30, 2014, among Gaffney Broadcasting, Incorporated, a subsidiary of Radio One, Inc., Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.13 to Urban One’s Quarterly Report on Form 10-Q filed May 9, 2014).
4.4	Second Supplemental Indenture dated as of February 13, 2015, among Radio One Urban Network Holdings, LLC, a Delaware limited liability company, IO Acquisition Sub, LLC, a Delaware limited liability company, each a subsidiary of Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture. (incorporated by reference to Exhibit 4.4 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
4.5	Third Supplemental Indenture dated as of March 26, 2015 (this “Supplemental Indenture”), by and between Radio One, Inc., a Delaware corporation (the “Company”), the Other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.12 to Urban One’s Current Report on Form 8-K filed April 1, 2015).
4.6	Fourth Supplemental Indenture dated as of April 17, 2015, among TV One, LLC, Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.23 to Urban One’s Current Report on Form 8-K filed April 23, 2015).
10.1	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference 4.1 Urban One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.2	Credit Agreement, dated April 18, 2017, by and among Radio One Inc., Various Lenders and Guggenheim Securities Credit Partners, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 21, 2017).
10.3	Amended and Restated Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Urban One’s Definitive Proxy on Schedule 14A filed October 3, 2013).
10.4	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated October 9, 2014 (incorporated by reference to Exhibit 10.12 to Urban One’s Current Report on Form 8-K filed November 4, 2014).
10.5	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.6	Terms of Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III approved September 30, 2014 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 6, 2014).

10.7	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.8	Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 30, 2014 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 6, 2014).
10.9	Credit Agreement, dated as of April 21, 2016, among Radio One, Inc., the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 27, 2016).
10.10	Extension Agreement attaching to and made a part of Employment Agreement by and between Radio One, Inc. and Peter D. Thompson (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 27, 2016).
10.11	Credit Agreement, dated December 4, 2018 by and among Urban One Inc., various lenders and, Wilmington Trust, National Association as administrative agent and TCG Senior Funding L.L.C, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed December 10, 2018).
21.1	Subsidiaries of Urban One, Inc.*
23.1	Consent of BDO USA, LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL.*

*Indicates document filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2019.

URBAN One, Inc.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 18, 2019.

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

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on Internal Control over Financial Reporting

We have audited Urban One, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedule and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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
March 18, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Urban One, Inc. (the Company) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

/s/BDO USA, LLP

We have served as the Company's auditor since 2016.

McLean, Virginia

March 18, 2019

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,255	$37,009
Restricted cash	635	802
Trade accounts receivable, net of allowance for doubtful accounts of $8,249 and $8,071, respectively	110,354	111,596
Prepaid expenses	9,775	9,013
Current portion of content assets	33,951	37,549
Other current assets	3,229	3,766
Total current assets	173,199	199,735
CONTENT ASSETS, net	77,266	74,508
PROPERTY AND EQUIPMENT, net	26,088	25,181
GOODWILL	245,572	262,894
RADIO BROADCASTING LICENSES	600,134	614,535
OTHER INTANGIBLE ASSETS, net	70,091	94,055
OTHER ASSETS	45,059	45,847
Total assets	$1,237,409	$1,316,755
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,331	$8,127
Accrued interest	6,887	15,428
Accrued compensation and related benefits	15,033	8,648
Current portion of content payables	18,870	17,891
Other current liabilities	24,451	27,236
Current portion of long-term debt	38,706	3,500
Total current liabilities	111,278	80,830
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	873,757	967,166
CONTENT PAYABLES, net of current portion	18,381	21,879
OTHER LONG-TERM LIABILITIES	35,716	44,853
DEFERRED TAX LIABILITIES, net	9,345	148,592
Total liabilities	1,048,477	1,263,320

REDEEMABLE NONCONTROLLING INTERESTS	10,232	10,780

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2018 and 2017	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,637,472 and 1,641,632 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2018 and 2017	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of December 31, 2018 and 2017	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 38,845,917 and 41,014,121 shares issued and outstanding as of December 31, 2018 and 2017, respectively	39	41
Additional paid-in capital	978,628	983,582
Accumulated deficit	(799,975)	(940,976)
Total stockholders’ equity	178,700	42,655
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,237,409	$1,316,755

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
	(In thousands, except share data)

NET REVENUE	$439,098	$440,041
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $48 and $0, respectively	125,364	130,417
Selling, general and administrative, including stock-based compensation of $743 and $802, respectively	149,710	148,725
Corporate selling, general and administrative, including stock-based compensation of $3,920 and $3,845, respectively	35,939	45,016
Depreciation and amortization	33,189	34,016
Impairment of long-lived assets	21,256	29,148
Total operating expenses	365,458	387,322
Operating income	73,640	52,719
INTEREST INCOME	240	200
INTEREST EXPENSE	76,667	79,420
LOSS ON RETIREMENT OF DEBT	1,809	5,219
GAIN ON SALE-LEASEBACK	—	(14,411)
OTHER INCOME, net	(8,002)	(6,608)
Income (loss) before benefit from income taxes and noncontrolling interests in income of subsidiaries	3,406	(10,701)
BENEFIT FROM INCOME TAXES	(138,758)	(123,163)
CONSOLIDATED NET INCOME	142,164	112,462
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,163	575
CONSOLIDATED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$141,001	$111,887

BASIC NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income attributable to common stockholders	$3.09	$2.37

DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income attributable to common stockholders	$2.94	$2.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,647,696	47,169,682

Diluted	48,000,957	49,632,884

The accompanying notes are an integral part of these consolidated financial statements.

F-4

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2018	2017
	(In thousands)

COMPREHENSIVE INCOME	$142,164	$112,462
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,163	575
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$141,001	$111,887

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

For The Years Ended December 31, 2017 and 2018

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total (Deficit) Equity
	(In thousands, except share data)

BALANCE, as of December 31, 2016	$—	$2	$3	$3	$41	$981,688	$(1,052,863)	$(71,126)

Consolidated net income	—	—	—	—	—	—	111,887	111,887

Stock-based compensation expense	—	—	—	—	2	4,645	—	4,647

Conversion of 51,467 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—

Repurchase of 2,408,198 shares of Class D common stock	—	—	—	—	(2)	(4,956)	—	(4,958)

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	2,205	—	2,205

BALANCE, as of December 31, 2017	$—	$2	$3	$3	$41	$983,582	$(940,976)	$42,655

Consolidated net income	—	—	—	—	—	—	141,001	141,001

Stock-based compensation expense	—	—	—	—	2	4,709	—	4,711

Repurchase of 4,160 shares of Class A common stock and repurchase of 3,989,822 shares of Class D common stock	—	—	—	—	(4)	(8,164)	—	(8,168)

Repurchase of share-based equity awards	—	—	—	—	—	(1,077)	—	(1,077)

Exercise of options for 63,190 shares of common stock	—	—	—	—	—	94	—	94

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(516)	—	(516)

BALANCE, as of December 31, 2018	$—	$2	$3	$3	$39	$978,628	$(799,975)	$178,700

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net income	$142,164	$112,462

Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	33,189	34,016
Amortization of debt financing costs	2,885	3,611
Amortization of content assets	43,796	44,219
Amortization of launch assets	422	432
Deferred income taxes	(139,247)	(124,141)
Impairment of long-lived assets	21,256	29,148
Stock-based compensation	4,711	4,647
Loss on retirement of debt	1,809	5,219
Gain on sale-leaseback	—	(14,411)

Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	(1,411)	(7,245)
Prepaid expenses and other current assets	(1,806)	(1,686)
Other assets	788	1,068
Accounts payable	(796)	572
Accrued interest	(8,541)	(1,263)
Accrued compensation and related benefits	6,385	(6,551)
Other liabilities	(9,900)	2,895
Payments for content assets	(45,475)	(52,837)
Payment of launch support	—	(1,848)
Net cash flows provided by operating activities	50,229	28,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,428)	(7,445)
Proceeds from sale of radio station	12,791	2,000
Proceeds from sale-leaseback	—	25,000
Purchases of intangible assets	(400)	—
Acquisition of digital assets	—	(5,000)
Acquisition of station and broadcasting assets	(4,763)	(2,000)
Net cash flows provided by investing activities	3,200	12,555
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2017 Credit Facility	—	350,000
Proceeds from 2018 Credit Facility	192,000	—
Proceeds from MGM National Harbor Loan	50,000	—
Debt refinancing costs and original issue discount	(7,387)	(8,860)
Distribution of contingent consideration	(1,148)	—
Proceeds from exercise of stock options	94	—
Premium paid on repayment of long-term debt	(2,133)	—
Repayment of 2020 Notes	(271,855)	(38,639)
Payment of dividends to noncontrolling interest members of Reach Media	(2,227)	—
Repurchase of share-based equity awards	(1,077)	—
Repayment of 2017 Credit Facility	(23,449)	(2,625)
Repayment of 2015 Credit Facility	—	(344,750)
Repurchase of common stock	(8,168)	(4,958)
Net cash flows used in financing activities	(75,350)	(49,832)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(21,921)	(8,970)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	37,811	46,781
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$15,890	$37,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$82,258	$77,073
Income taxes, net of refunds	$1,158	$540

NON-CASH FINANCIAL AND INVESTING ACTIVITIES:
Purchases of property and equipment	$329	$—

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization

Urban One, Inc., a Delaware corporation, and its subsidiaries, (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2018, we owned and/or operated 60 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius, Bossip, HipHopWired and MadameNoire digital platforms and brands. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

(f) Goodwill and Indefinite-Lived Intangible Assets (Primarily Radio Broadcasting Licenses)

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Radio broadcasting license impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third-party valuation firm, we test for radio broadcasting license impairment at the unit of accounting level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about projected revenue growth, future operating margins, discount rates and terminal values. In testing for goodwill impairment, we also rely primarily on the income approach that estimates the fair value of the reporting unit. We then perform a market-based analysis by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing the total of the estimated fair values of our reporting units to the market capitalization of the Company. Any excess of carrying value of the reporting unit’s goodwill balance over its respective goodwill balance is written off as a charge to operations.

(g)  Impairment of Long-Lived Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2018 and 2017 and concluded that no impairment to the carrying value of these assets was required.

(h)  Financial Instruments

Financial instruments as of December 31, 2018 and 2017, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2018 and 2017, except for the Company’s long-term debt. The 9.25% Senior Subordinated Notes, which are due in February 2020 (the “2020 Notes”) had a carrying value of approximately $2.0 million and fair value of approximately $2.0 million as of December 31, 2018. The 2020 Notes had a carrying value of approximately $275.0 million and fair value of approximately $257.8 million as of December 31, 2017. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $332.5 million as of December 31, 2018. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $348.3 million as of December 31, 2017. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a new $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $323.9 million and fair value of approximately $305.8 million as of December 31, 2018, and had a carrying value of approximately $347.4 million and fair value of approximately $340.4 million as of December 31, 2017. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $192.0 million and fair value of approximately $195.9 million as of December 31, 2018. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a new $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $50.1 million and fair value of approximately $56.1 million as of December 31, 2018. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a carrying value of approximately $11.9 million as of December 31, 2018 and 2017. The fair value of the Comcast Note was approximately $11.9 million as of December 31, 2018 and 2017. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $25.5 million and $25.2 million for the years ended December 31, 2018 and 2017, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $13.6 million and $13.9 million for the years ended December 31, 2018 and 2017, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017

Net Revenue:
Radio Advertising	$198,854	$200,417
Political Advertising	6,590	20,52
Digital Advertising	31,510	30,735
Cable Television Advertising	76,429	79,422
Cable Television Affiliate Fees	107,277	106,310
Event Revenues & Other	18,438	21,105
Net Revenue (as reported)	$439,098	$440,041

If economic conditions change, or other adverse factors outside our control arise, our operations could be negatively impacted.

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Contract assets:
Unbilled receivables	$3,425	$4,850

Contract liabilities:
Customer advances and unearned income	$3,766	$3,372
Unearned event income	3,864	4,117

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2018, approximately $2.1 million was recognized as revenue during the year ended December 31, 2018.  For unearned event income as of January 1, 2018, approximately $4.1 million was recognized during the year ended December 31, 2018, as the event took place during the second quarter of 2018.

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

(k) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. TV One paid approximately $3.7 million and $1.8 million of launch support for the years ended December 31, 2018 and 2017. The weighted-average amortization period for launch support was approximately 7.8 years as of December 31, 2018, and approximately 9.5 years as of December 31, 2017. The remaining weighted-average amortization period for launch support is 6.1 years and 7.1 years as of December 31, 2018, and 2017, respectively. For the years ended December 31, 2018 and 2017, launch support asset amortization of $422,000 and $432,000, respectively, was recorded as a reduction of revenue. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2018	2017
	(In thousands)
Launch assets	$7,259	$3,632
Less: Accumulated amortization	(1,011)	(635)
Launch assets, net	$6,248	$2,997

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2019 through 2023 is as follows:

(In thousands)
2019	$1,027
2020	$1,027
2021	$1,027
2022	$1,027
2023	$1,027

(l)  Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2018 and 2017, barter transaction revenues were approximately $1.5 million and $2.3 million, respectively. Additionally, for the years ended December 31, 2018 and 2017, barter transaction costs were reflected in programming and technical expenses of approximately $1.3 million and $2.1 million, respectively, and selling, general and administrative expenses of approximately $161,000 and $162,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $2.7 million for the year ended December 31, 2018, as final reporting became available. As settlement of this agreement, the Company will receive approximately $2.7 million in marketing services that will be utilized in future periods.

(m)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(n)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the years ended December 31, 2018 and 2017, were approximately $19.4 million and $22.7 million, respectively.

(o)  Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized into income in the period of enactment. Deferred income tax expense or benefits are based upon the changes in the net deferred tax asset or liability from period to period.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. Conversely, if management determines that the Company would not be able to realize the recorded amount of deferred tax assets in the future, the Company would make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included in other current liabilities on the consolidated balance sheets.

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

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities and operations of other syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of the Company’s cable TV operation, including TV One’s results of operations. Corporate/Eliminations represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

No single customer accounted for over 10% of our consolidated net revenues during any of the years ended December 31, 2018 and 2017.

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

As of December 31, 2018, and December 31, 2017, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

As of December 31, 2018
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,831	—	—	$2,831
Employment agreement award (b)	25,660	—	—	25,660
Total	$28,491	$—	$—	$28,491

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,232	$—	$—	$10,232

As of December 31, 2017
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,580	—	—	$1,580
Employment agreement award (b)	32,323	—	—	32,323
Total	$33,903	$—	$—	$33,903

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,780	$—	$—	$10,780

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

(b)  Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of certain pre-April 2015 capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability. The revised methodology resulted in a credit adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate.  The liability was further reduced during the quarter ended December 31, 2018 using the simplified methodology, due primarily to an overall lower valuation.

(c)  The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2018 and 2017. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2018:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)
Balance at December 31, 2016	$—	$26,965	$12,410
Variable consideration at acquisition date	2,203	—	—
Net income attributable to redeemable noncontrolling interests	—	—	575
Distribution	(397)	(3,101)	—
Change in fair value	(226)	8,459	(2,205)
Balance at December 31, 2017	$1,580	$32,323	$10,780
Net income attributable to redeemable noncontrolling interests	—	—	1,163
Dividends paid to redeemable noncontrolling interests	—	—	(2,227)
Distribution	(1,148)	(1,530)	—
Change in fair value	2,399	(5,133)	516
Balance at December 31, 2018	$2,831	$25,660	$10,232

The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2018	$(2,399)	$5,133	$—
The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2017	$226	$(8,459)	$—

Losses and gains included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award and included as selling, general and administrative expenses for contingent consideration for the years ended December 31, 2018 and 2017.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant	As of December 31, 2018	As of December 31, 2017
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Contingent consideration	Monte Carol Simulation	Expected volatility	34.6%	36.9%
Contingent consideration	Monte Carol Simulation	Discount Rate	15.0%	16.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company recorded an impairment charge of approximately $21.3 million and $29.1 million for the years ended December 31, 2018 and 2017, respectively, related to goodwill and radio broadcasting licenses.

As of December 31, 2018, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $245.6 million and $600.1 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2018, the Company recorded impairment charges totaling approximately $21.3 million related to our Detroit radio broadcasting licenses and goodwill balances in our Atlanta and Charlotte markets. For the year ended December 31, 2017, the Company recorded impairment charges totaling approximately $29.1 million related to our Houston and Columbus radio broadcasting licenses. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

(v) Investments

Cost Method

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $7.0 million and $6.1 million, for the years ended December 31, 2018 and 2017, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment during 2018 and 2017 and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the $50 million MGM National Harbor Loan.

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

The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). In accordance with ASC 926, content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated advertising and affiliate revenues for the current period represent in relation to the estimated remaining total lifetime revenues as of the beginning of the current period.  Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.  The Company made a revision to the estimated remaining forecasted revenues for certain content assets which increased the programming life of content assets resulting in a reduction of amortization expense of approximately $8.9 million for the year ended December 31, 2017.  There was no significant change in forecasted revenues for programming assets during the year ended December 31, 2018.

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company recorded an impairment and recorded additional amortization expense of approximately $1.6 million and $0, as a result of evaluating its contracts for recoverability for the years ended December 31, 2018 and 2017, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(x) Impact of Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which is a new lease standard that amends lease accounting. ASU 2016-02 will require lessees to recognize a lease asset and lease liability for leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements” which affects certain aspects of the previously issued guidance. We will adopt ASU 2016-02, ASU 2018-10 and ASU 2018-11 on January 1, 2019 using the application date transition method by recording a cumulative-effect adjustment to retained earnings as of the adoption date.  Prior comparative periods will be not be adjusted under this method. The Company adopted a package of practical expedients as allowed by the transition guidance which permits the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred. The Company is finalizing the implementation of the new lease standard and the required disclosures under Topic 842. While the Company is continuing to assess the impact of implementing the new standard, and upon adoption, the Company expects to recognize a right-of-use asset in the range of approximately $39 million to $50 million and a lease liability in the range of approximately $46 million to $60 million. The Company’s deferred rent balance as of December 31, 2018, will be reclassified to the right-of-use asset upon adoption. The Company also expects as part of the adoption to recognize a cumulative-effect adjustment to retained earnings which represents a deferred gain previously recorded on the consolidated balance sheet related to a prior sale lease-back transaction.

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

(y) Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreements under which the Fantastic Voyage® operates provide that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus for the cruise. Distributions from operating income or operating revenues, depending upon the year, are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating income to Reach, with the balance remaining with the Foundation. For years 2020 through 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® may not exceed $1.7 million in 2018 and 2019, nor $1.75 million in 2020 and thereafter. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage®-related cash revenues. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related customer cabin sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, as defined in the Agreement, in which case that party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of December 31, 2018 and 2017, the Foundation owed Reach Media $208,000 and approximately $1.1 million, respectively, under the agreements for the operations on the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media-related events. Under these arrangements, as of December 31, 2018, the Foundation and Limited owed $34,000 and $2,000 to Reach Media, respectively. As of December 31, 2017, the Foundation and Limited owed $26,000 and $4,000 to Reach Media, respectively.

For the year ended December 31, 2018, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage® were approximately $9.3 million, $7.6 million, and $1.7 million, respectively; for the year ended December 31, 2017, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage® were approximately $9.0 million, $7.3 million, and $1.7 million, respectively. The Fantastic Voyage® took place during the second quarters of both 2018 and 2017.

On October 2, 2017, Karen Wishart began employment with the Company as an Executive Vice President. Ms. Wishart has taken the place of Linda Vilardo as Chief Administrative Officer effective after Ms. Vilardo's last day of employment, which was December 31, 2017. Effective January 1, 2018, Ms. Wishart became a named executive officer of the Company for reporting purposes. Ms. Wishart is employed as an Executive Vice President and, effective January 1, 2018, as Chief Administrative Officer of the Company and as a Vice President of each of the Company's subsidiaries. Ms. Wishart owns a controlling interest in a temporary staffing and recruiting services firm. During the years ended December 31, 2018 and 2017, the Company paid the staffing and recruiting services firm $31,000 and $425,000, respectively. Subsequent to Ms. Wishart’s hiring on October 2, 2017, on a limited basis, the staffing firm can continue to provide new staffing and/or recruiting services to the Company. However, the staffing firm will only be reimbursed for direct expenses incurred.

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

On January 30, 2017, the Company entered into an asset purchase agreement to sell certain land, towers and equipment to a third party for $25 million. On May 2, 2017, the Company closed on its previously announced sale, and is leasing certain of the assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter of 2017, and approximately $8.1 million which was deferred and will be recognized into income over the lease term of ten years. This deferred gain will be recognized as a cumulative adjustment to equity when the Company adopts ASC 842 on January 1, 2019.

On April 20, 2017, the Company announced it had entered into an agreement for the acquisition of Red Zebra Broadcasting’s WWXT-FM and WXGI-AM stations. With this acquisition, the Company expanded its Washington, DC market presence and diversified its Richmond market presence. Washington, DC’s WMMJ MAJIC 102.3 FM programming is simulcast on WWXT 92.7 FM which is expected to grow its listenership.  In Richmond, the Company diversified its all-music cluster and maintained the sports radio format of WXGI 950 AM and simulcast the new Richmond ESPN Radio on 1240 AM and 102.7 FM.  Local marketing agreements for both stations were effective as of May 1, 2017 until the Company completed the acquisition of the stations on June 23, 2017, and total consideration paid was approximately $2.0 million. The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $1.6 million to radio broadcasting licenses, $47,000 to goodwill, $206,000 to property and equipment and $114,000 to other intangible assets.

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

On August 8, 2018, the Company closed on its previously announced sale of the assets of one of its Detroit, Michigan, radio stations, WPZR-FM (102.7 FM), to Educational Media Foundation, of California, for total consideration of approximately $12.7 million, of which approximately $12.2 million was received in cash. As part of the deal, the Company received 3 FM translators that service the Detroit metropolitan area. These signals were combined with the existing FM translator to multicast the Detroit Praise Network. The Company recognized an immaterial loss on the sale of the station during the year ended December 31, 2018.

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

3.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2018	2017	Useful Lives
	(In thousands)
Land and improvements	$3,491	$2,391	—
Buildings	2,754	2,660	31 years
Transmitters and towers	41,854	40,343	7-15 years
Equipment	60,872	59,024	3-7 years
Furniture and fixtures	9,699	10,354	6 years
Software and web development	27,330	25,398	3 years
Leasehold improvements	25,407	24,543	Lease Term
Construction-in-progress	275	184	—
	171,682	164,897
Less: Accumulated depreciation and amortization	(145,594)	(139,716)
Property and equipment, net	$26,088	$25,181

Repairs and maintenance costs are expensed as incurred.

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

We have historically made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2018 and 2017, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $21.3 million and $29.1 million, respectively.

2018 Interim Impairment Testing

During the second and third quarters of 2018, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of June 30, 2018 and September 30, 2018. During the first quarter of 2018, the Company recorded a non-cash impairment charge of approximately $3.9 million associated with our Detroit market radio broadcasting licenses. During the second and third quarters of 2018, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of June 30, 2018 and September 30, 2018. During the first quarter of 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance.

2018 Annual Impairment Testing

We completed our 2018 annual impairment assessment as of October 1, 2018. During the fourth quarter of 2018, the Company recorded a non-cash impairment charge of approximately $14.7 million to reduce the carrying value of our Atlanta goodwill balance. Our 2018 annual impairment testing indicated the carrying values for our goodwill attributable to Reach Media, TV One, digital and our other radio broadcasting reporting units were not impaired.

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

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing where an impairment charge was recorded since January 1, 2017. The Company recorded an impairment charge of approximately $3.9 million associated with our Detroit market radio broadcasting licenses during the year ended December 31, 2018. During the second and third quarters of 2017, the Company recognized impairment of approximately $12.7 million and $16.4 million, respectively, related to its Columbus and Houston radio broadcasting licenses.

Radio Broadcasting	October 1,	March 31,	October 1,	September 30,	June 30,
Licenses	2018	2018(*)	2017	2017(a)	2017(a)

Impairment charge (in millions)	$–	$3.9	$–	$16.4	$12.7

Discount Rate	9.0%	*	9.0%	9.0%	9.0%
Year 1 Market Revenue Growth Rate Range	(1.2)% – (0.6)%	*	(5.0)% – 1.4%	(5.0)% – 2.0%	1.0% – 2.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	*	0.5% – 1.5%	0.5% – 1.5%	0.5% – 1.5%
Mature Market Share Range	5.3% – 25.0%	*	6.8% – 25.4%	6.9% – 25.8%	6.9% – 15.3%
Mature Operating Profit Margin Range	28.3% – 41.1%	*	30.9% – 46.9%	31.0% – 47.0%	31.6% – 47.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(*)	License fair value based on estimated asset sale consideration.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $600.1 million as of December 31, 2018. The units of accounting reflected in the table below are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of	Net		As of
Unit of Accounting	December 31, 2017	Increase (Decrease)		December 31, 2018
	(In thousands )
Unit of Accounting 2	$3,086	$–		$3,086
Unit of Accounting 7	14,748	–		14,748
Unit of Accounting 5	16,100	–		16,100
Unit of Accounting 4	16,142	–		16,142
Unit of Accounting 9	32,875	(16,438)		16,437
Unit of Accounting 15	20,736	–		20,736
Unit of Accounting 14	20,770	–		20,770
Unit of Accounting 11	21,135	–		21,135
Unit of Accounting 6	22,642	–		22,642
Unit of Accounting 13	47,846	–		47,846
Unit of Accounting 12	49,663	–		49,663
Unit of Accounting 16	54,258	2,037		56,295
Unit of Accounting 8	62,015	–		62,015
Unit of Accounting 1	93,394	–		93,394
Unit of Accounting 10	139,125	–		139,125
Total	$614,535	$(14,401	)*	$600,134

* The amount listed is net of additions, dispositions and impairment charges.

Our licenses expire at various dates through August 1, 2022.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 18 reporting units as of our October 2018 annual impairment assessment, consisting of each of the 15 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if an impairment indicator is present and also perform annual testing by comparing the fair value of the reporting unit with its carrying amount. We recognize an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. The impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units. During the first quarter of 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance and during the fourth quarter of 2018, the Company recorded a non-cash impairment charge of approximately $14.7 million to reduce the carrying value of our Atlanta goodwill balance. We did not identify any goodwill impairment during the year ended December 31, 2017.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all annual impairment assessments performed since October 2017.

Goodwill (Radio Market	October 1,	March 31,	October 1,
Reporting Units)	2018(a)	2018 (*)	2017(a)

Impairment charge (in millions)	$14.7	$2.7	$—

Discount Rate	9.0%	*	9.0%
Year 1 Market Revenue Growth Rate Range	(8.0)% – 27.5%	*	(8.4)% – 46.6%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	*	0.5% – 1.5%
Mature Market Share Range	7.6% - 17.8%	*	8.0% - 18.2%
Mature Operating Profit Margin Range	26.8% - 46.9%	*	25.1% - 50.1%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.
(*)	Goodwill fair value based on estimated asset sale consideration.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and interim impairment assessments performed since October 2017. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on the on-air personality Tom Joyner. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2018	2017

Impairment charge (in millions)	$—	$—

Discount Rate	10.5%	10.5%
Year 1 Revenue Growth Rate	2.3%	(11.3)%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	14.6% - 15.8%	13.5% - 15.9%

Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2017. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. The Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in 2018 and 2017.

	October 1,	October 1,
Digital Segment Goodwill	2018	2017

Impairment charge (in millions)	$—	$—

Discount Rate	13.5%	13.0%
Year 1 Revenue Growth Rate	12.6%	24.1%
Long-term Revenue Growth Rate (Years 6 – 10)	3.1% - 3.7%	2.4% - 4.3%
Operating Profit Margin Range	(1.1)% - 15.7%	(1.5)% - 17.0%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2017. As a result of the testing performed in 2018 and 2017, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2018	2017

Impairment charge (in millions)	$—	$—

Discount Rate	11.0%	11.0%
Year 1 Revenue Growth Rate	1.8%	4.8%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.0% - 3.0%	2.3% - 2.7%
Operating Profit Margin Range	36.9% - 42.5%	42.2% - 45.9%

The above four goodwill tables reflect some of the key valuation assumptions used for 11 of our 18 reporting units. The other seven remaining reporting units had no goodwill carrying value balances as of December 31, 2018.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments during 2018 and 2017:

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,863	$30,468	$23,004	$165,044	$373,379
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Additions	47	—	4,563	—	4,610
Impairments	—	—	—	—	—
Net goodwill at December 31, 2017	$70,474	$14,354	$13,022	$165,044	$262,894
Gross goodwill	$154,910	$30,468	$27,567	$165,044	$377,989
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Additions	90	—	—	—	90
Impairments	(17,412)	—	—	—	(17,412)
Net goodwill at December 31, 2018	$53,152	$14,354	$13,022	$165,044	$245,572

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2018 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill, radio broadcasting licenses and the unamortized brand name, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

				Remaining
				Weighted-
				Average
	As of December 31,		Period of	Period of
	2018	2017	Amortization	Amortization
	(In thousands)
Trade names	$17,391	$17,378	1-5 Years	2.2 Years
Intellectual property	9,531	9,531	4-10 Years	0.0 Years
Affiliate agreements	178,986	178,986	8 Years	0.3 Years
Acquired income leases	127	127	3-15 Years	12.1 Years
Advertiser agreements	46,789	46,583	1-12 Years	4.1 Years
Favorable office and transmitter leases	2,097	2,097	2-60 Years	38.8 Years
Brand names	4,413	4,013	10 Years	7.9 Years
Brand names - unamortized	39,690	39,690	Indefinite	—
ABL facility debt costs	421	421	Debt term	2.2 Years
Launch assets	6,284	3,632	Contract length	6.1 Years
Other intangibles	675	675	1-5 Years	2.3 Years
	306,404	303,133
Less: Accumulated amortization	(236,313)	(209,078)
Other intangible assets, net	$70,091	$94,055		5.3 Years

Amortization expense of intangible assets for the years ended December 31, 2018 and 2017 was approximately $26.7 million and $26.9 million, respectively.

The Company’s affiliation agreements have expiration dates ranging from September 2019 to June 2026.

The following table presents the Company’s estimate of amortization expense for the years 2019 through 2023 for intangible assets:

(In thousands)
2019	$11,575
2020	$4,588
2021	$4,349
2022	$4,332
2023	$1,449

The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  CONTENT ASSETS:

The gross cost and accumulated amortization of content assets is as follows:

	As of December 31,		Period of
	2018	2017	Amortization
	(In thousands)
Produced content assets:
Completed	$318,234	$283,956
In-production	13,578	14,703
Licensed content assets acquired:
Acquired	35,866	25,946
Content assets, at cost	367,678	324,605	1-10 Years
Less: Accumulated amortization	(256,461)	(212,548)
Content assets, net	111,217	112,057
Current portion	(33,951)	(37,549)
Noncurrent portion	$77,266	$74,508

Produced content assets include certain unamortized costs that will not be 80% amortized within three years from December 31, 2018, totaling approximately $16.7 million. Approximately 58.1% of these unamortized costs are expected to be amortized within three years from December 31, 2018. The remaining balance of these costs will be amortized through the year ending December 31, 2029.

Future estimated content amortization expense related to agreements entered into as of December 31, 2018, for years 2019 through 2023 is as follows:

(In thousands)
2019	$33,951
2020	$25,672
2021	$19,929
2022	$11,071
2023	$7,016

Future estimated content amortization expense is not included for in-production content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2018, are as follows:

(In thousands)
2019	$18,870
2020	$8,597
2021	$6,145
2022	$3,479
2023	$161

6.  INVESTMENTS:

Cost Method

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $7.0 million and $6.1 million, for the years ended December 31, 2018 and 2017, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment during 2018 and 2017 and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the $50 million MGM National Harbor Loan.

7.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2018	2017
	(In thousands)
Deferred revenue	$9,211	$9,070
Deferred barter revenue	346	1,730
Deferred rent	861	764
Employment Agreement Award	2,520	2,973
Accrued national representative fees	1,025	755
Accrued miscellaneous taxes	290	302
Income taxes payable	426	1,082
Tenant allowance	367	—
Deferred gain on sale-leaseback	809	809
Contingent consideration	1,433	850
Reserve for audience deficiency	3,332	4,427
Other current liabilities	3,831	4,474
Other current liabilities	$24,451	$27,236

8.  DERIVATIVE INSTRUMENTS:

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement Award”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at December 31, 2018 and 2017, to be approximately $25.7 million and $32.3 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The (benefit)/expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $(5.1) million and $8.5 million for the years ended December 31, 2018, and 2017, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company recovered the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the employment agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior employment agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability. The revised methodology resulted in a credit adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate. The liability was further reduced during the quarter ended December 31, 2018 using the simplified methodology, due primarily to an overall lower valuation.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2018	2017
	(In thousands)
2018 Credit Facility	$192,000	$—
MGM National Harbor Loan	50,066	—
2017 Credit Facility	323,926	347,375
9.25% Senior Subordinated Notes due February 2020	2,037	275,000
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	11,872	11,872
Total debt	929,901	984,247
Less: current portion of long-term debt	38,706	3,500
Less: original issue discount and issuance costs	17,438	13,581
Long-term debt, net	$873,757	$967,166

2018 Credit Facility

On December 4, 2018, the Company and certain of its subsidiaries entered into a credit agreement ("2018 Credit Facility"), among the Company, the lenders party thereto from time to time, Wilmington Trust, National Association, as administrative agent, and TCG Senior Funding L.L.C, as sole lead arranger and sole bookrunner. The 2018 Credit Facility provided $192.0 million in term loan borrowings, which was funded on December 20, 2018. The net proceeds of term loan borrowings under the 2018 Credit Facility were used or will be used to refinance, repurchase, redeem or otherwise repay the Company's outstanding 9.25% Senior Subordinated Notes due 2020.

Borrowings under the 2018 Credit Facility are subject to customary conditions precedent, as well as a requirement under the 2018 Credit Facility that (i) the Company's total gross leverage ratio on a pro forma basis be not greater than 8:00 to 1:00 (this total gross leverage ratio test steps down as described below), (ii) neither of the administrative agents under the Company's existing credit facilities nor the trustee under the Company's existing senior secured notes due 2022 have objected to the terms of the new credit documents and (iii) certification by the Company that the terms and conditions of the 2018 Credit Facility satisfy the requirements of the definition of "Permitted Refinancing" (as defined in the agreements governing the Company's existing credit facilities) and neither of the administrative agents under the Company's existing credit facilities notifies the Company within five (5) business days prior to funding the borrowings under the 2018 Credit Facility that it disagrees with such determination (including a reasonable description of the basis upon which it disagrees).

The 2018 Credit Facility matures on December 31, 2022 (the "Maturity Date"). Interest rates on borrowings under the 2018 Credit Facility will be either (i) from the Funding Date to the Maturity Date, 12.875% per annum, (ii) 11.875% per annum, once 50% of the term loan borrowings have been repaid or (iii) 10.875% per annum, once 75% of the term loan borrowings have been repaid. Interest payments begin on the last day of the 3-month period commencing on the Funding Date.

The Company's obligations under the 2018 Credit Facility are not secured. The 2018 Credit Facility is guaranteed on an unsecured basis by each entity that guarantees the Company's outstanding $350.0 million 2017 Credit Facility (as defined below).

The term loans may be voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company will be required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the quarterly interest payment date ending March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the quarterly interest payment date ending March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the quarterly interest payment date ending March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company will also be required to use 75% of excess cash flow (as defined in the 2018 Credit Facility, which exclude any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor) to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par.

The 2018 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company's total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021 and 6.75 to 1.00 in 2022.

As of December 31, 2018, the Company had outstanding approximately $192.0 million on its 2018 Credit Facility. The original issue discount in the amount of approximately $3.8 million and associated debt issuance costs in the amount of $875,000 is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the years ended December 31, 2018 and 2017, was approximately $2.9 million and $3.6 million, respectively.

MGM National Harbor Loan

Concurrently, on December 4, 2018, Urban One Entertainment SPV, LLC ("UONESPV") and its immediate parent, Radio One Entertainment Holdings, LLC ("ROEH"), each of which is a wholly owned subsidiary of the Company, entered into a credit agreement, providing $50.0 million in term loan borrowings (the "MGM National Harbor Loan") which was funded on December 20, 2018.

The MGM National Harbor Loan matures on December 31, 2022 and bears interest at 7.0% per annum in cash plus 4.0% per annum paid-in kind. The loan has limited ability to be prepaid in the first two years. The loan is secured on a first priority basis by the assets of UONESPV and ROEH, including all of UONESPV's shares held by ROEH, all of UONESPV's interests in MGM National Harbor, its rights under the joint venture operating agreement governing the MGM National Harbor and UONESPV's obligation to exercise its put right under the joint venture operating agreement in the event of a UONESPV payment default or bankruptcy event, in each case, subject to applicable Maryland gaming laws and approvals. Exercise by UONESPV of its put right under the joint venture operating agreement is subject to required lender consent unless the proceeds are used to retire the MGM National Harbor Loan and any remaining excess is used to repay borrowings, if any, under the 2018 Credit Facility. The MGM National Harbor Loan also contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications).

As of December 31, 2018, the Company had outstanding approximately $50.1 million on its MGM National Harbor Loan. The original issue discount in the amount of approximately $1.0 million and associated debt issuance costs in the amount of approximately $1.7 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 6.07% for 2018 and was 5.31% for 2017.

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

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During the years ended December 31, 2018 and 2017, the Company repaid approximately $23.4 million and $2.6 million, respectively under the 2017 Credit Facility.

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

As of December 31, 2018, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of December 31, 2018, the Company had outstanding approximately $323.9 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

Prior to its repayment with the 2017 Credit Facility, concurrently with the closing of the 2020 Notes, the Company had entered into the 2015 Credit Facility. The 2015 Credit Facility was scheduled to mature on December 31, 2018. At the Company’s election, the interest rate on borrowings under the 2015 Credit Facility was based on either (i) the then applicable base rate plus 3.5% (as defined in the 2015 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) a rate of 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, and (c) the one-month LIBOR commencing on such day plus 1.00%), or (ii) the then applicable LIBOR rate plus 4.5% (as defined in the 2015 Credit Facility). The average interest rate was approximately 5.32% for 2017. Quarterly installments of 0.25%, or $875,000, of the principal balance on the term were are payable on the last day of each March, June, September and December beginning on September 30, 2015. During the year ended December 31, 2017, the Company repaid $875,000 under the 2015 Credit Facility. The 2015 Credit Facility was terminated on April 18, 2017.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2018, the Company had letters of credit totaling $801,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the initial amount of approximately $15.5 million, which commenced on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par. During the quarter ended December 31, 2018, the Company recorded a loss on retirement of debt of approximately $2.8 million. This amount includes a write-off of previously capitalized debt financing costs and original issue discount associated with the 2020 Notes in the amount of $649,000 and also includes approximately $2.1 million associated with the premium paid to the bondholders. During the quarter ended September 30, 2018, the Company repurchased approximately $5.0 million of its 2020 Notes at an average price of approximately 97.25% of par. The Company recorded a net gain on retirement of debt of $120,000 for the quarter ended September 30, 2018. During the quarter ended June 30, 2018, the Company repurchased approximately $14.0 million of its 2020 Notes at an average price of approximately 95.125% of par. The Company recorded a net gain on retirement of debt of $626,000 for the quarter ended June 30, 2018. During the quarter ended March 31, 2018, the Company repurchased approximately $11 million of its 2020 Notes at an average price of approximately 97.375% of par. The Company recorded a net gain on retirement of debt of $239,000 for the quarter ended March 31, 2018. During the quarter ended December 31, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 93.625% of par. The Company recorded a net gain on retirement of debt of approximately $1.2 million for the quarter ended December 31, 2017. During the quarter ended September 30, 2017, the Company repurchased approximately $20 million of its 2020 Notes at an average price of approximately 96% of par. The Company recorded a net gain on retirement of debt of $690,000 for the quarter ended September 30, 2017. As of December 31, 2018 and December 31, 2017, the Company had approximately $2.0 million and $275.0 million, respectively, of our 2020 Notes outstanding.

On January 17, 2019, the Company announced that it had given the required notice under the indenture governing its 2020 Notes to redeem for cash all outstanding aggregate principal amount of its Notes to the extent outstanding on February 15, 2019 (the "Redemption Date").  The redemption price for the Notes will be 100.0% of the principal amount of the Notes, plus accrued and unpaid interest to the Redemption Date. (See Note 16 – Subsequent Events.)

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

Comcast Note

The Company also has outstanding a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019. (See Note 16 – Subsequent Events.) The Company is contractually required to retire the Comcast Note in February 2019 upon redemption of the remaining 2020 Notes.

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. During the quarter ended December 31, 2018, the Company borrowed and subsequently repaid approximately $7.0 million on its ABL Facility. As of December 31, 2018 and 2017, respectively, the Company did not have any borrowings outstanding on its ABL Facility.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, 2020 Notes, the Company’s obligations under the 2017 Credit Facility, and the obligations under the 2018 Credit Facility. The Company’s interest in the MGM National Harbor Casino fully guarantees the MGM National Harbor Loan.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of December 31, 2018, are as follows:

	2018 Credit Facility	MGM National Harbor Loan	Comcast Note due April 2019	2017 Credit Facility	9.25% Senior Subordinated Notes due February 2020	7.38% Senior Secured Notes due April 2022	Total
	(In thousands)
2019	$21,500	—	$11,872	$3,297	$2,037	$—	$38,706
2020	19,200	—	—	3,297	—	—	22,497
2021	19,200	—	—	3,297	—	—	22,497
2022	132,100	50,066	—	3,297	—	350,000	535,463
2023	—	—	—	310,738	—	—	310,738
2024 and thereafter	—	—	—	—	—	—	—
Total Debt	$192,000	$50,066	$11,872	$323,926	$2,037	$350,000	$929,901

10.  INCOME TAXES:

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law. The 2017 Tax Act included a number of significant changes to existing U.S. Internal revenue Code that affect the Company beginning in 2018, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, acceleration of depreciation for certain new investments, and modification or repeal of other business deductions and credits.

The Company recognized the income tax effects of the 2017 Tax Act in its financial statements for the year ended December 31, 2017, in accordance with Staff Accounting Bulletin (“SAB”) No. 118, which provides SEC staff guidance for the application of ASC 740. The Company finalized its accounting for the income tax effects of the 2017 Tax Act in the fourth quarter of 2018. There were no material changes to the provisional amounts recorded in its 2017 financial statements in connection with the 2017 Tax Act.

A reconciliation of the statutory federal income taxes to the recorded benefit from income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2018	2017
	(In thousands)
Statutory federal tax expense/(benefit)	$716	$(3,745)
Effect of state taxes, net of federal benefit	383	(203)
Effect of state rate and tax law changes	(1,963)	(11,459)
Return to provision adjustments	659	2,824
Other permanent items	100	966
Non-deductible meals and entertainment	253	169
Impairment of long-lived intangible assets	3,087	—
Non-deductible officer’s compensation	(561)	3,048
Change in valuation allowance	(125,635)	(115,919)
IRC Section 382 adjustments	(16,576)	—
NOL expirations	—	50
Stock-based compensation forfeitures and adjustments	1,677	861
Uncertain tax positions	(829)	(27)
Other	(69)	272
Benefit from income taxes	$(138,758)	$(123,163)

The statutory federal tax rate used for the years ended December 31, 2018, and December 31, 2017 is 21% and 35%, respectively. A major component of the effective tax rate was due to the release of valuation allowance during both periods. The Company released approximately $125.6 million of valuation allowance against federal and state net operating losses, and reduced IRC Section 382 limitations by approximately $16.6 million on these net operating losses during the year ended December 31, 2018. During the year ended December 31, 2017, the Company recorded a tax benefit for approximately $123.2 million of which approximately $115.9 million which primarily reflected the impact of the 2017 Tax Act on the deferred tax liability related to indefinite-lived intangible assets.

The components of the benefit from income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2018	2017
	(In thousands)
Federal:
Current	$—	$677
Deferred	(116,316)	(125,040)
State:
Current	604	301
Deferred	(23,046)	899
Benefit from income taxes	$(138,758)	$(123,163)

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is not more likely than not that we will realize some portion or all of the deferred tax assets. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,994	$1,979
Accruals	1,679	2,055
Fixed assets	966	1,042
Stock-based compensation	541	1,472
Net operating loss carryforwards	124,591	123,029
Interest expense carryforward	6,499	—
Alternative minimum tax credit	856	971
Other	1,175	1,018
Total deferred tax assets	138,301	131,566
Valuation allowance for deferred tax assets	(235)	(125,870)
Total deferred tax asset, net of valuation allowance	138,066	5,696

Deferred tax liabilities:
Intangible assets	(144,498)	(150,774)
Partnership interests	(1,788)	(44)
Qualified film expenditures	(1,125)	(3,470)
Total deferred tax liabilities	(147,411)	(154,288)
Net deferred tax liability	$(9,345)	$(148,592)

As of December 31, 2018, the Company had federal and state net operating loss (“NOL”) carryforward amounts of approximately $805.3 million and $609.0 million, respectively. The state NOLs are applied separately from the federal NOL as the Company generally files separate state returns for each subsidiary. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. During 2016, the Company performed an Internal Revenue Code (“IRC”) Section 382 study (“the study”) and concluded that there was an ownership shift during calendar year 2009 that resulted in an estimated limitation on our federal and state NOLs for approximately $361.1 million and $262.7 million, respectively. During 2018, the Company updated the study for additional information based on additional technical insight into the application of the tax law, which resulted in a decrease to the initial estimated limitation. In 2018, the Company identified certain assets with net unrealized built-in gain that reduced the estimated federal and state limitation by approximately $65.6 million and $52.9 million, respectively. The Company continues to assess potential tax strategies (which could include seeking a ruling from the IRS) which, if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. The federal and state NOLs expire in various years from 2019 to 2037.

As of December 31, 2018, the gross deferred tax assets of approximately $138.3 million were primarily the result of federal and state net operating losses, and the IRC Section 163(j) interest expense carryforward. A valuation allowance of $235,000 and approximately $125.9 million was recorded against our gross deferred tax asset balance as of December 31, 2018 and December 31, 2017, respectively. For the year ended December 31, 2018, we recorded a net valuation allowance release of approximately $125.6 million, primarily related to our federal and state net operating losses on the basis of management’s reassessment of the amount of the deferred tax assets that are more likely than not to be realized. The remaining valuation allowance of $235,000 is related to state jurisdictions where it is not more likely than not the deferred tax assets will be realized.

The assessment to determine the value of the deferred tax assets to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the deferred tax assets in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the deferred tax assets. Since the evaluation requires consideration of events that may occur in some years in the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative pre-tax income or loss position over the most recent three year period. Historically, the Company has maintained a full valuation against the net deferred tax assets, principally due to a cumulative pre-tax loss over the most recent three year period. While there had been some performance improvements attributable to TV One in recent years as a component of positive evidence, it was not sufficient to overcome the weight of the three year pre-tax loss prior to the fourth quarter of 2018. During the quarter ended December 31, 2018, the Company achieved three years of cumulative pre-tax income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets.

Additionally, the Company is projecting forecasts of taxable income to utilize our federal and state NOLs as part of our evaluation of positive evidence. As part of the 2017 Tax Act, IRC Section 163(j) limited the deduction of interest expense. In conjunction with evaluating and weighing our cumulative three year pre-tax income, we also evaluated the impact that interest expense has had on our cumulative three year pre-tax income. A material component of the Company’s expenses is interest, and has been the primary driver of historical pre-tax losses. Adjusting for the IRC Section 163(j) interest expense limitation on projected taxable income, we estimate utilization of federal and state net operating losses that are not subject to annual limitations as a result of the 2009 ownership shift as defined under IRC Section 382.

Realization of the Company’s federal and state net operating losses is dependent on generating sufficient taxable income in future periods, and although the Company believes it is more likely than not future taxable income will be sufficient to utilize the net operating losses, realization is not assured and future events may cause a change to the judgment of the realizability of these deferred tax assets. If a future event causes the Company to re-evaluate and conclude that it is not more likely than not, that all or a portion of the deferred tax assets are realizable, the Company would be required to establish a valuation allowance against the assets at that time which would result in a charge to income tax expense and a decrease to net income in the period which the change of judgment is concluded.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017
	(In thousands)

Balance as of January 1	$5,758	$5,800
(Deductions) additions for tax positions related to current years	157	—
(Deductions) additions for tax positions related to prior years	(1,113)	(42)
(Deductions) for tax positions as a result of tax settlements	(165)	—
Balance as of December 31	$4,637	$5,758

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state income tax positions that affect the amount of state NOLs available to be applied to reduce future state income tax liabilities. During 2018, the unrecognized tax benefits liability accrued on our balance sheet decreased by approximately $1.3 million as a result of applicable tax rate changes and payments under state voluntary filing agreements. The Company increased the unrecognized tax benefits liability by $157,000 related to the potential state income tax effects due to South Dakota v. Wayfair, Inc. As of December 31, 2018, the Company had unrecognized tax benefits of approximately $4.6 million, which if recognized, would impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. There is no material amount of interest and penalties recognized in the statement of operations and the balance sheet for the year ended December 31, 2018. The Company does not anticipate any significant increases or decreases to the total unrecognized tax benefits within the next twelve months subsequent to December 31, 2018.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2015 through 2018. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2014 through 2018. To the extent that net operating losses are utilized, the year of the loss is open to examination.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. On May 5, 2018, the Company authorized repurchases of up to $5.0 million through December 31, 2018. In addition, on December 20, 2018, the Company authorized repurchases up to $1.0 million through December 31, 2019. As of December 31, 2018, the Company had approximately $1.0 million remaining under its most recent and open authorization with respect to its Class A and Class D common stock. Repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the year ended December 31, 2018, the Company repurchased 4,160 shares of Class A Common Stock in the amount of $9,000 at an average of $2.26 per share and repurchased 3,377,436 shares of Class D Common Stock in the amount of approximately $7.0 million at an average of $2.10 per share. During the year ended December 31, 2017, the Company did not repurchase any Class A Common Stock and repurchased 2,039,065 shares of Class D Common Stock in the amount of approximately $4.0 million at an average of $1.95 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the year ended December 31, 2018, the Company executed a Stock Vest Tax Repurchase of 612,386 shares of Class D Common Stock in the amount of approximately $1.1 million at an average price of $1.78 per share. During the year ended December 31, 2017, the Company executed a Stock Vest Tax Repurchase of 369,133 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $2.79 per share.

Stock Option and Restricted Stock Grant Plan

Our stock option and restricted stock plan currently in effect was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009 (“the 2009 Stock Plan”).  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year.  The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. Most recently, on April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares.   As of December 31, 2018, 2,829,529 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

On August 7, 2017, the Compensation Committee awarded Catherine Hughes, Chairperson, 474,609 restricted shares of the Company’s Class D common stock, and stock options to purchase 210,937 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and vested on January 5, 2019.

On August 7, 2017, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 749,383 restricted shares of the Company’s Class D common stock, and stock options to purchase 333,059 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and vested on January 5, 2018.

On August 7, 2017, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 791,015 restricted shares of the Company’s Class D common stock, and stock options to purchase 351,562 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and vested on January 5, 2019.

On August 7, 2017, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 256,579 restricted shares of the Company’s Class D common stock, and stock options to purchase 114,035 shares of the Company’s Class D common stock. The grants were effective August 7, 2017, and vested on January 5, 2018.

On August 7, 2017, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 270,833 restricted shares of the Company’s Class D common stock, and stock options to purchase 120,370 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and vested on January 5, 2019.

Also on August 7, 2017, the Compensation Committee awarded 575,262 shares of restricted stock and 470,000 stock options to certain employees pursuant to the Company’s long-term incentive plan. The grants were effective August 7, 2017. 470,000 shares of restricted stock and 470,000 stock options will vest in three installments, with the first installment of 33% vesting on January 5, 2018, and the second installment vesting on January 5, 2019, and the remaining installment vesting on January 5, 2020. 105,262 shares of restricted stock immediately vested on August 7, 2017.

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

Stock-based compensation expense for the years ended December 31, 2018 and 2017, was approximately $4.7 million and $4.6 million, respectively.

The Company granted 733,000 stock options during the year ended December 31, 2018 and granted 1,204,000 stock options during the year ended December 31, 2017. The per share weighted-average fair value of options granted during the years ended December 31, 2018 and 2017, was $1.81 and $1.25, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2018	2017

Average risk-free interest rate	2.42%	1.81%
Expected dividend yield	0.00%	0.00%
Expected lives	6.00 years	6.00 years
Expected volatility	65.1%	65.8%

Transactions and other information relating to stock options for the years December 31, 2018 and 2017 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,700,000	$2.03	4.21	$3,675,000
Grants	1,204,000	$1.90
Exercised	—	$—
Forfeited/cancelled/expired	(100,000)	$7.50
Outstanding at December 31, 2017	4,804,000	$1.89	4.90	$795,000
Grants	733,000	$1.81
Exercised	63,000	$1.41
Forfeited/cancelled/expired/settled	(1,905,000)	$1.43
Outstanding at December 31, 2018	3,569,000	$2.12	7.19	$130,000
Vested and expected to vest at December 31, 2018	3,473,000	$2.13	7.14	$130,000
Unvested at December 31, 2018	1,036,000	$1.83	8.89	$—
Exercisable at December 31, 2018	2,533,000	$2.24	6.49	$130,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2018, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their in-the-money options on December 31, 2018. This amount changes based on the fair market value of the Company’s stock.

There were 63,000 options exercised during the year ended December 31, 2018 and there were no options exercised during the year ended December 31, 2017. The number of options that vested during the year ended December 31, 2018 was 269,173 and the number of options that vested during the year ended December 31, 2017 was 149,999.

As of December 31, 2018, $250,179 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.0 months. The weighted-average fair value per share of shares underlying stock options was $1.59 at December 31, 2018.

The Company granted 1,758,428 and 2,211,378 shares, respectively, of restricted stock during the years ended December 31, 2018 and 2017, respectively. During each of the years ended December 31, 2018 and 2017, 23,256 shares of restricted stock were issued to the Company’s non-executive directors as a part of their compensation packages. Each of the four non-executive directors received 23,256 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of $2.15 of the Company’s Class D common stock on June 15, 2018 and June 16, 2017. All of the restricted stock grants vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2018 and 2017 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2016	358,000	$2.31
Grants	2,210,000	$1.91
Vested	(265,000)	$2.22
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2017	2,303,000	$1.94
Grants	1,758,000	$1.83
Vested	(1,904,000)	$1.93
Forfeited/cancelled/expired	(33,000)	$1.90
Unvested at December 31, 2018	2,124,000	$1.85

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2018, $833,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over a weighted-average period of 2.25 months.

12.   PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2018 and 2017.

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

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights LLC (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We have arrangements with ASCAP, SESAC and GMR, and are in negotiations with BMI for a new agreement. If we are unable to reach an agreement with BMI, a court will determine the royalty we will be required to pay BMI.  The changing market for musical works may have an adverse effect on us, including increasing our costs or limiting the musical works available to us.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 13 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets. The future rentals under non-cancelable leases as of December 31, 2018, are shown below.

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

	Operating Lease Agreements	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2019	$11,533	$69,814
2020	10,744	30,160
2021	9,327	26,129
2022	8,427	16,341
2023	7,824	11,351
2024 and thereafter	16,030	46,096
Total	$63,885	$199,891

Of the total amount of other operating contracts and agreements included in the table above, approximately $133.7 million has not been recorded on the balance sheet as of December 31, 2018, as it does not meet recognition criteria. Approximately $9.3 million relates to certain commitments for content agreements for our cable television segment, approximately $21.7 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.

Rent expense included in continuing operations for the years ended December 31, 2018 and 2017 was approximately $13.2 million and $12.7 million, respectively.

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).   This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 30, 2019. Management, at this time, cannot reasonably determine the period when and if, the put right will be exercised by the noncontrolling interest shareholders.

Letters of Credit

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of December 31, 2018, the Company had letters of credit totaling $801,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31 (a)	June 30	September 30	December 31 (a)
	(In thousands, except share data)
2018:
Net revenue	$99,621	$115,206	$110,730	$113,541
Operating income	7,315	24,813	32,101	9,411
Net (loss) income	(22,522)	23,896	23,375	117,415

Consolidated net (loss) income attributable to common stockholders	(22,555)	23,590	23,044	116,922
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Consolidated net (loss) income per share attributable to common stockholders - basic	$(0.48)	$0.51	$0.51	$2.62
Consolidated net (loss) income per share attributable to common stockholders - diluted	$(0.48)	$0.49	$0.49	$2.49
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	46,757,386	46,033,402	45,128,341	44,663,033
Weighted average shares outstanding —diluted	46,757,386	48,438,693	47,462,358	46,874,741

(a)	The net (loss) income from continuing operations for the quarters ended March 31, 2018 and December 31, 2018, includes approximately $6.6 million and $14.7 million, respectively of impairment charges. The net income for the quarter ended December 31, 2018 includes a benefit from income taxes of approximately $127.8 million.

	Quarters Ended
	March 31	June 30 (a)	September 30 (a)	December 31 (a)
	(In thousands, except share data)
2017:
Net revenue	$101,289	$117,638	$112,078	$109,036
Operating income	16,453	12,108	3,531	20,627
Net (loss) income	(2,357)	1,010	(7,818)	121,627

Consolidated net (loss) income attributable to common stockholders	(2,313)	802	(7,886)	121,284
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Consolidated net (loss) income per share attributable to common stockholders - basic	$(0.05)	$0.02	$(0.17)	$2.63
Consolidated net (loss) income per share attributable to common stockholders - diluted	$(0.05)	$0.02	$(0.17)	$2.50
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	47,965,189	47,816,723	46,681,585	46,198,362
Weighted average shares outstanding —diluted	47,965,189	48,237,113	46,681,585	48,527,664

(a)	The net income (loss) from continuing operations for the quarters ended June 30, 2017 and September 30, 2017, includes approximately $12.7 million and $16.4 million, respectively of impairment charges. The net income from continuing operations for the quarter ended June 30, 2017 includes approximately $14.4 million of gain on sale-leaseback. The net income for the quarter ended December 31, 2017 includes a benefit from income taxes of approximately $117.2 million.

15.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities and operations of other syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of the Company’s cable TV operation, including TV One’s results of operations. Corporate/Eliminations represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the years ended December 31, 2018 and 2017 is presented in the following table:

	For the Years Ended December 31,
	2018	2017
	(In thousands)
Net Revenue:
Radio Broadcasting	$182,765	$176,716
Reach Media	42,984	45,529
Digital	31,577	30,754
Cable Television	184,298	187,480
Corporate/Eliminations*	(2,526)	(438)
Consolidated	$439,098	$440,041

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$117,427	$111,813
Reach Media	36,064	41,251
Digital	37,617	32,254
Cable Television	99,104	104,802
Corporate/Eliminations	20,801	34,038
Consolidated	$311,013	$324,158

Depreciation and Amortization:
Radio Broadcasting	$3,484	$3,761
Reach Media	250	214
Digital	1,907	2,153
Cable Television	26,259	26,263
Corporate/Eliminations	1,289	1,625
Consolidated	$33,189	$34,016

Impairment of Long-Lived Assets:
Radio Broadcasting	$21,256	$29,148
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$21,256	$29,148

Operating income (loss):
Radio Broadcasting	$40,598	$31,994
Reach Media	6,670	4,064
Digital	(7,947)	(3,653)
Cable Television	58,935	56,415
Corporate/Eliminations	(24,616)	(36,101)
Consolidated	$73,640	$52,719

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(2,526)	$(438)

Capital expenditures by segment are as follows:
Radio Broadcasting	$3,876	$4,131
Reach Media	114	380
Digital	1,197	1,213
Cable Television	570	275
Corporate/Eliminations	1,429	1,675
Consolidated	$7,186	$7,674

	As of
	December 31, 2018	December 31, 2017
	(In thousands)
Total Assets:
Radio Broadcasting	$717,400	$751,664
Reach Media	34,388	39,928
Digital	24,389	28,407
Cable Television	402,511	435,031
Corporate/Eliminations	58,721	61,725
Consolidated	$1,237,409	$1,316,755

16.  SUBSEQUENT EVENTS:

Since January 1, 2019 and through March 1, 2019, the Company executed a Stock Vest Tax Repurchase of 598,596 shares of Class D common stock in the amount of approximately $1.1 million at an average price of $1.85 per share. In addition, since January 1, 2019 and through March 1, 2019, the Company repurchased 277,485 shares of Class D common stock in the amount of approximately $584,000 at an average price of $2.10 per share and 9,282 shares of Class A common stock in the amount of approximately $21,000 at an average price of $2.25 per share.

Since January 1, 2019, the Company borrowed approximately $6.0 million on its ABL Facility.

On January 17, 2019, the Company announced that it had given the required notice under the indenture governing its 2020 Notes to redeem for cash all outstanding aggregate principal amount of its Notes to the extent outstanding on February 15, 2019 (the “Redemption Date”).  The redemption price for the Notes will be 100.0% of the principal amount of the Notes, plus accrued and unpaid interest to the Redemption Date.

In addition, on February 15, 2019, upon redemption of the remaining 2020 Notes, the Comcast Note was paid in full and retired.

On January 19, 2019, the Company launched CLEO TV, a lifestyle and entertainment network targeting Millennial and Gen X women of color. CLEO TV offers quality content that defies negative and cultural stereotypes of today’s modern women. The results of CLEO TV’s operations will be reflected in the Company’s cable television segment.

On March 11, 2019, the Company filed an amended Registration Statement on Form S-3/A (the “Registration Statement”) with the United States Securities and Exchange Commission (the “SEC”) with regard to the registration of up to $50,000,000 worth of shares of our Class D common stock.  On March 12, 2019, the Company requested accelerated effectiveness of the Registration Statement as of March 14, 2019.  On March 14, 2019, the SEC issued a notice declaring the Registration Statement effective as of 4:00 p.m. March 14, 2019.

As reported on the current report on Form 8-K filed March 11, 2019, on March 5, 2019, the Compensation Committee gave approval for payout of cash bonuses to the named executive officers for the year ended December 31, 2018.

URBAN ONE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2018 and 2017

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2018	$8,071	$1,034	$—	$856	$8,249
2017	6,991	$1,664	$—	$584	$8,071

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2018	$125,870	$—	$—	$125,635	$235
2017	241,789	$8,190	$—	$124,109	$125,870

S-1