Form 10-Q
period 2019-03-31
URBAN ONE, INC.
filed 2019-05-10
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Class A Common Stock	UONE	NASDAQ Stock Market
Class D Common Stock	UONEK	NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Class A Common Stock, $.001 Par Value	1,615,092
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	38,387,431

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of adverting;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2018.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$98,449	$99,621
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $20 and $0, respectively	30,950	32,147
Selling, general and administrative, including stock-based compensation of $111 and $258, respectively	33,139	35,235
Corporate selling, general and administrative, including stock-based compensation of $380 and $1,118, respectively	9,969	10,080
Depreciation and amortization	8,274	8,288
Impairment of long-lived assets	—	6,556
Total operating expenses	82,332	92,306
Operating income	16,117	7,315
INTEREST INCOME	23	144
INTEREST EXPENSE	22,151	19,281
GAIN ON RETIREMENT OF DEBT	—	(239)
OTHER INCOME, net	(1,721)	(1,901)
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(4,290)	(9,682)
PROVISION FOR INCOME TAXES	2,248	12,840
CONSOLIDATED NET LOSS	(6,538)	(22,522)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	125	33
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,663)	$(22,555)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.15)	$(0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	45,001,767	46,757,386

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(In thousands)

COMPREHENSIVE LOSS	$(6,538)	$(22,522)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	125	33
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,663)	$(22,555)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,809	$15,255
Restricted cash	636	635
Trade accounts receivable, net of allowance for doubtful accounts of $8,592 and $8,249, respectively	101,099	110,354
Prepaid expenses	13,235	9,775
Current portion of content assets	37,857	33,951
Other current assets	4,696	3,229
Total current assets	163,332	173,199
CONTENT ASSETS, net	79,885	77,266
PROPERTY AND EQUIPMENT, net	25,589	26,088
GOODWILL	245,572	245,572
RIGHT OF USE ASSETS	47,910	—
RADIO BROADCASTING LICENSES	600,134	600,134
OTHER INTANGIBLE ASSETS, net	63,107	70,091
OTHER ASSETS	46,060	45,059
Total assets	$1,271,589	$1,237,409
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,561	$7,331
Accrued interest	13,082	6,887
Accrued compensation and related benefits	7,145	15,033
Current portion of content payables	21,505	18,870
Current portion of lease liabilities	7,682	—
Other current liabilities	32,012	24,451
Current portion of long-term debt	20,626	38,706
Total current liabilities	109,613	111,278
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	870,946	873,757
CONTENT PAYABLES, net of current portion	19,218	18,381
LONG-TERM LEASE LIABILITIES	44,835	—
OTHER LONG-TERM LIABILITIES	26,748	35,716
DEFERRED TAX LIABILITIES, net	12,331	9,345
Total liabilities	1,083,691	1,048,477

REDEEMABLE NONCONTROLLING INTERESTS	10,401	10,232

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2019 and 2018	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,615,092 and 1,637,472 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2019 and December 31, 2018	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of March 31, 2019 and December 31, 2018	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 38,420,499 and 38,845,917 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	38	39
Additional paid-in capital	978,286	978,628
Accumulated deficit	(800,835)	(799,975)
Total stockholders’ equity	177,497	178,700
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,271,589	$1,237,409

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2018	$—	$2	$3	$3	$39	$978,628	$(799,975)	$178,700
Consolidated net loss	—	—	—	—	—	—	(6,663)	(6,663)
Repurchase of 22,380 shares of Class A common stock and 1,220,657 shares of Class D common stock	—	—	—	—	(1)	(2,447)	—	(2,448)
Adoption of ASC 842	—	—	—	—	—	—	5,803	5,803
Exercise of options for 15,000 shares of common stock	—	—	—	—	—	29	—	29
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(44)	—	(44)
Issuance of 755,239 shares of Class D common stock	—	—	—	—	—	1,609	—	1,609
Stock-based compensation expense	—	—	—	—	—	511	—	511
BALANCE, as of March 31, 2019	$—	$2	$3	$3	$38	$978,286	$(800,835)	$177,497

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(6,538)	$(22,522)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,274	8,288
Amortization of debt financing costs	943	715
Amortization of content assets	11,759	11,267
Amortization of launch assets	257	105
Deferred income taxes	2,986	12,857
Non-cash interest expense	483	—
Impairment of long-lived assets	—	6,556
Stock-based compensation	511	1,376
Gain on retirement of debt	—	(239)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	9,255	13,415
Prepaid expenses and other current assets	(3,702)	(1,781)
Other assets	(1,001)	8
Accounts payable	230	(531)
Accrued interest	6,195	117
Accrued compensation and related benefits	(7,888)	108
Other liabilities	9,303	2,910
Payments for content assets	(14,812)	(10,645)
Net cash flows provided by operating activities	16,255	22,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(707)	(914)
Net cash flows used in investing activities	(707)	(914)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(824)	(875)
Distribution of contingent consideration	(279)	(195)
Repayment of Comcast Note	(11,872)	—
Proceeds of Asset-backed credit facility	3,000	—
Repayment of 2018 credit facility	(10,562)	—
Proceeds from exercise of stock options	29	—
Repayment of 2020 Notes	(2,037)	(10,788)
Repurchase of common stock	(2,448)	(2,951)
Net cash flows used in financing activities	(24,993)	(14,809)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,445)	6,281
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,890	37,811
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$6,445	$44,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,200	$18,447
Income taxes, net of refunds	$91	$748

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock	$1,609	$—

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2019, we owned and/or operated 60 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius, Bossip, HipHopWired and MadameNoire digital platforms and brands. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

(c)	Financial Instruments

Financial instruments as of March 31, 2019 and December 31, 2018, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2019 and December 31, 2018, except for the Company’s long-term debt. The 9.25% Senior Subordinated Notes, which were due in February 2020 (the “2020 Notes”) had a carrying value of approximately $2.0 million and fair value of approximately $2.0 million as of December 31, 2018. On January 17, 2019, the Company announced that it had given the required notice under the indenture governing its 2020 Notes to redeem for cash all outstanding aggregate principal amount of its Notes to the extent outstanding on February 15, 2019.  On February 15, 2019, the remaining 2020 Notes were redeemed. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $340.4 million as of March 31, 2019. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $332.5 million as of December 31, 2018. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $323.1 million and fair value of approximately $307.6 million as of March 31, 2019, and had a carrying value of approximately $323.9 million and fair value of approximately $305.8 million as of December 31, 2018. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $181.4 million and fair value of approximately $185.1 million as of March 31, 2019, and had a carrying value of approximately $192.0 million and fair value of approximately $195.9 million as of December 31, 2018. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a new $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $50.5 million and fair value of approximately $56.6 million as of March 31, 2019, and had a carrying value of approximately $50.1 million and fair value of approximately $56.1 million as of December 31, 2018. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a fair value and carrying value of approximately $11.9 million as of December 31, 2018. On February 15, 2019, the Comcast Note was paid in full and retired. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. The Company’s asset-backed credit facility (the “ABL Facility”) had a carrying value of approximately $3.0 million and fair value of approximately $3.0 million as of March 31, 2019.  There was no balance outstanding on the ABL Facility as of December 31, 2018.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $4.8 million and $5.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $3.7 million and $3.5 million the three months ended March 31, 2019 and 2018, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$42,439	$44,622
Political Advertising	123	200
Digital Advertising	7,437	8,146
Cable Television Advertising	20,193	18,936
Cable Television Affiliate Fees	27,475	27,250
Event Revenues & Other	782	467
Net Revenue (as reported)	$98,449	$99,621

If economic conditions change, or other adverse factors outside our control arise, our operations could be negatively impacted.

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at March 31, 2019, December 31, 2018 and March 31, 2018 were as follows:

	March 31, 2019	December 31, 2018	March 31, 2018
	(Unaudited)		(Unaudited)
	(In thousands)

Contract assets:
Unbilled receivables	$6,529	$3,425	$6,284

Contract liabilities:
Customer advances and unearned income	$3,836	$3,766	$4,516
Unearned event income	8,201	3,864	6,157

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2019, approximately $1.4 million was recognized as revenue during the three months ended March 31, 2019. For unearned event income, no revenue was recognized during the three months ended March 31, 2019, as the event takes place during the second quarter of 2019. For customer advances and unearned income as of January 1, 2018, approximately $1.5 million was recognized as revenue during the three months ended March 31, 2018. For unearned event income, no revenue was recognized during the three months ended March 31, 2018, as the event takes place during the second quarter of 2018.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the three months ended March 31, 2019 and 2018. The weighted-average amortization period for launch support is approximately 7.8 years as of March 31, 2019, and approximately 7.8 years as of December 31, 2018. The remaining weighted-average amortization period for launch support is 5.8 years and 6.1 years as of March 31, 2019 and December 31, 2018, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended March 31, 2019 and 2018, launch support asset amortization of $105,000 and $105,000, respectively, was recorded as a reduction of revenue, and $151,000 and $0, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2019 and 2018, barter transaction revenues were $566,000 and $749,000 respectively. Additionally, for the three months ended March 31, 2019 and 2018, barter transaction costs were reflected in programming and technical expenses of $416,000 and $708,000, respectively, and selling, general and administrative expenses of $150,000 and $41,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(In thousands)

Numerator:
Net loss attributable to common stockholders	$(6,663)	$(22,555)
Denominator:
Denominator for basic net loss per share – weighted-average outstanding shares	45,001,767	46,757,386
Effect of dilutive securities:
Stock options and restricted stock	—	—
Denominator for diluted net loss per share – weighted-average outstanding shares	45,001,767	46,757,386

Net loss attributable to common stockholders per share – basic and diluted	$(0.15)	$(0.48)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2019 and 2018, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(In thousands)

Stock options	3,549	5,537
Restricted stock awards	1,256	2,348

(h)	Fair Value Measurements

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

As of March 31, 2019, and December 31, 2018, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of March 31, 2019
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,628	—	—	$2,628
Employment agreement award (b)	26,011	—	—	26,011
Total	$28,639	$—	$—	$28,639

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,401	$—	$—	$10,401

As of December 31, 2018
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,831	—	—	$2,831
Employment agreement award (b)	25,660	—	—	25,660
Total	$28,491	$—	$—	$28,491

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,232	$—	$—	$10,232

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

(b)  Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability.

(c)  The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2019. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2018	$2,831	$25,660	$10,232
Net income attributable to noncontrolling interests	—	—	125
Distribution	(279)	(1,558)	—
Change in fair value	76	1,909	44
Balance at March 31, 2019	$2,628	$26,011	$10,401

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$(76)	$(1,909)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three months ended March 31, 2019 and 2018. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three months ended March 31, 2019 and 2018.

		Significant	As of March 31, 2019	As of December 31, 2018
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Contingent consideration	Monte Carlo Simulation	Expected volatility	31.8%	34.6%
Contingent consideration	Monte Carlo Simulation	Discount Rate	15.5%	15.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

(i)	Leases

As of January 01, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modification retrospective transition method. Prior comparative periods will be not be restated under this new standard and therefore those amounts are not presented below. The Company adopted a package of practical expedients as allowed by the transition guidance which permits the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

ASC 842 results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of right of use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases. Upon adoption of ASC 842, deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. The adoption of this standard resulted in the Company recording an increase in ROU assets of approximately $49.8 million and an increase in lease liabilities of approximately $54.1 million. Approximately $4.3 million in deferred rent was also reclassed from liabilities to offset the applicable ROU asset. The tax impact of ASC 842, which primarily consisted of deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were recognized as part of the cumulative-effect adjustment to retained earnings, resulting in an increase to retained earnings, net of tax, of approximately $5.8 million.

Many of the Company's leases provide for renewal terms and escalation clauses, which are factored into calculating the lease liabilities when appropriate. The implicit rate within the Company's lease agreements is generally not determinable and as such the Company’s collateralized borrowing rate is used.

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of March 31, 2019, dollars in thousands:

Operating Lease Cost (Cost resulting from lease payments)	$3,057
Variable Lease Cost (Cost excluded from lease payments)	103
Total Lease Cost	$3,160

Operating Lease - Operating Cash Flows (Fixed Payments)	$3,268
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,897

Weighted Average Lease Term - Operating Leases	6.28 years
Weighted Average Discount Rate - Operating Leases	11.00%

As of March 31, 2019, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining nine months ending December 31, 2019	$9,790
2020	12,448
2021	11,619
2022	10,941
2023	9,722
Thereafter	18,472
Total future lease payments	72,992
Imputed interest	(20,475)
Total	$52,517

(j)	Impact of Recently Issued Accounting Pronouncements

 In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard will be effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for annual periods beginning after December 15, 2018. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

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

(k)	Redeemable noncontrolling interest

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

(l)	Investments – Cost Method

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $1.7 million and $1.6 million, for the three months ended March 31, 2019 and 2018, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the MGM National Harbor Loan.

(m)	Content Assets

Our cable television segment has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Acquired content is generally amortized on a straight-line basis over the term of the license which reflects the estimated usage. For certain content for which the pattern of usage is accelerated, amortization is based upon the actual usage. Amortization of content assets is recorded in the consolidated statement of operations as programming and technical expenses.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended March 31, 2019 and 2018. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(n)	Derivatives

The Company recognizes all derivatives at fair value on the consolidated balance sheets as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation.

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at March 31, 2019, and December 31, 2018, to be approximately $26.0 million and $25.7 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.9 million and $1.2 million for the three months ended March 31, 2019, and 2018, respectively.

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

(o)	Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreements under which the Fantastic Voyage® operates provide that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus for the cruise. Distributions from operating income or operating revenues, depending upon the year, are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating income to Reach, with the balance remaining with the Foundation. For years 2020 through 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® may not exceed $1.7 million in 2018 and 2019, nor $1.75 million in 2020 and thereafter. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage®-related cash revenues. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related customer cabin sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case that party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of March 31, 2019 and December 31, 2018, the Foundation owed Reach Media approximately $2.1 million and $208,000, respectively, under the agreements for the operations on the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media-related events. Under these arrangements, as of March 31, 2019, the Foundation and Limited owed $34,000 and $3,000 to Reach Media, respectively. As of December 31, 2018, the Foundation and Limited owed $34,000 and $2,000 to Reach Media, respectively.

Karen Wishart is employed as an Executive Vice President, Chief Administrative Officer of the Company and as a Vice President of each of the Company's subsidiaries. Ms. Wishart owns a controlling interest in a temporary staffing and recruiting services firm. During the three months ended March 31, 2019 and 2018, the Company paid the staffing and recruiting services firm $0 and $22,000, respectively. Subsequent to Ms. Wishart’s hiring on October 2, 2017, on a limited basis, the staffing firm can continue to provide new staffing and/or recruiting services to the Company. However, the staffing firm will only be reimbursed for direct expenses actually incurred.

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

On January 30, 2017, the Company entered into an asset purchase agreement to sell certain land, towers and equipment to a third party for $25 million. On May 2, 2017, the Company closed on its previously announced sale, and is leasing certain assets back from the buyer as a part of its normal operations. The Company received proceeds of approximately $25.0 million, resulting in an overall net gain on sale of approximately $22.5 million, of which approximately $14.4 million was recognized immediately during the second quarter of 2017, and approximately $8.1 million which was deferred and was recognized into income ratably over the lease term of ten years. Upon adoption of ASC 842 on January 1, 2019, the unamortized portion of this deferred gain, net of tax, was recognized as a cumulative adjustment to equity.

On August 8, 2018, the Company closed on its previously announced sale of the assets of one of its Detroit, Michigan radio stations, WPZR-FM (102.7 FM), to Educational Media Foundation, of California, for total consideration of approximately $12.7 million, of which approximately $12.2 million was received in cash. As part of the deal, the Company received 3 FM translators that service the Detroit metropolitan area. These signals were combined with the existing FM translator to multicast the Detroit Praise Network. The Company recognized an immaterial loss on the sale of the station during the year ended December 31, 2018.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2019. During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Valuation of Goodwill

We did not identify any impairment indicators at any of our reportable segments for the three months ended March 31, 2019. During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. We did not identify any impairment indicators at any of our other reportable segments for the three months ended March 31, 2018.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Accumulated impairment losses	(101,848)	(16,114)	(14,545)	—	(132,507)
Net goodwill at March 31, 2019	$53,152	$14,354	$13,022	$165,044	$245,572

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
2018 Credit Facility	$181,438	$192,000
MGM National Harbor Loan	50,549	50,066
2017 Credit Facility	323,102	323,926
9.25% Senior Subordinated Notes due February 2020	—	2,037
7.375% Senior Secured Notes due April 2022	350,000	350,000
Asset-backed credit facility	3,000	—
Comcast Note due April 2019	—	11,872
Total debt	908,089	929,901
Less: current portion of long-term debt	20,626	38,706
Less: original issue discount and issuance costs	16,517	17,438
Long-term debt, net	$870,946	$873,757

2018 Credit Facility

On December 4, 2018, the Company and certain of its subsidiaries entered into a credit agreement ("2018 Credit Facility"), among the Company, the lenders party thereto from time to time, Wilmington Trust, National Association, as administrative agent, and TCG Senior Funding L.L.C, as sole lead arranger and sole bookrunner. The 2018 Credit Facility provided $192.0 million in term loan borrowings, which was funded on December 20, 2018. The net proceeds of term loan borrowings under the 2018 Credit Facility were used to refinance, repurchase, redeem or otherwise repay the Company's outstanding 9.25% Senior Subordinated Notes due 2020.

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

The term loans may be voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company will be required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company will also be required to use 75% of excess cash flow (as defined in the 2018 Credit Facility, which exclude any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor) to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par. During the three months March 31, 2019, the Company repaid approximately $10.6 million under the 2018 Credit Facility.

The 2018 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company's total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021 and 6.75 to 1.00 in 2022. As of March 31, 2019, the Company was in compliance with all of its financial covenants under the 2018 Credit Facility.

As of March 31, 2019, the Company had outstanding approximately $181.4 million on its 2018 Credit Facility. The original issue discount in the amount of approximately $3.8 million and associated debt issuance costs in the amount of $875,000 is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended March 31, 2019 and 2018, was $943,000 and $715,000, respectively.

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

As of March 31, 2019, the Company had outstanding approximately $50.5 million on its MGM National Harbor Loan. The original issue discount in the amount of approximately $1.0 million and associated debt issuance costs in the amount of approximately $1.7 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes or the Company’s 2020 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 6.51% for 2019 and was 5.71% for 2018.

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

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During the three months March 31, 2019 and 2018, the Company repaid $824,000 and $875,000, respectively, under the 2017 Credit Facility.

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

The net proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previous senior secured credit facility and the agreement governing such credit facility.

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

As of March 31, 2019, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of March 31, 2019, the Company had outstanding approximately $323.1 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

In connection with the closing of the 2022 Notes, the Company and the guarantor parties thereto entered into a Fourth Supplemental Indenture to the indenture governing the 2020 Notes (as defined below). Pursuant to this Fourth Supplemental Indenture, TV One, which previously did not guarantee the 2020 Notes, became a guarantor under the 2020 Notes indentures. In addition, the transactions caused a “Triggering Event” (as defined in the 2020 Notes Indenture) and, as a result, the 2020 Notes became an unsecured obligation of the Company and the subsidiary guarantors and rank equal in right of payment with the Company’s other senior indebtedness.

The Company used the net proceeds from the 2022 Notes, to refinance a previous credit agreement, refinance certain TV One indebtedness, and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2019, the Company had letters of credit totaling $788,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes mature on February 15, 2020. Interest accrues at the rate of 9.25% per annum and is payable semiannually in arrears on February 15 and August 15 in the initial amount of approximately $15.5 million, which commenced on August 15, 2014. The 2020 Notes are guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par. During the quarter ended December 31, 2018, the Company recorded a loss on retirement of debt of approximately $2.8 million. This amount includes a write-off of previously capitalized debt financing costs and original issue discount associated with the 2020 Notes in the amount of $649,000 and also includes approximately $2.1 million associated with the premium paid to the bondholders. During the quarter ended September 30, 2018, the Company repurchased approximately $5.0 million of its 2020 Notes at an average price of approximately 97.25% of par. The Company recorded a net gain on retirement of debt of $120,000 for the quarter ended September 30, 2018. During the quarter ended June 30, 2018, the Company repurchased approximately $14.0 million of its 2020 Notes at an average price of approximately 95.125% of par. The Company recorded a net gain on retirement of debt of $626,000 for the quarter ended June 30, 2018. During the quarter ended March 31, 2018, the Company repurchased approximately $11 million of its 2020 Notes at an average price of approximately 97.375% of par. The Company recorded a net gain on retirement of debt of $239,000 for the quarter ended March 31, 2018. As of March 31, 2019 and December 31, 2018, the Company had approximately $0 and $2.0 million, respectively, of our 2020 Notes outstanding.

On January 17, 2019, the Company announced that it had given the required notice under the indenture governing its 2020 Notes to redeem for cash all outstanding aggregate principal amount of its Notes to the extent outstanding on February 15, 2019 (the "Redemption Date").  The redemption price for the Notes will be 100.0% of the principal amount of the Notes, plus accrued and unpaid interest to the Redemption Date. On February 15, 2019, the remaining 2020 Notes were redeemed in full.

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

Comcast Note

The Company also had outstanding a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019. The Company is contractually required to retire the Comcast Note in February 2019 upon redemption of the remaining 2020 Notes. On February 15, 2019, upon redemption of the remaining 2020 Notes, the Comcast Note was paid in full and retired.

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of March 31, 2019, the Company had approximately $3.0 million in borrowings outstanding on its ABL Facility and as of December 31, 2018, the Company did not have any borrowings outstanding on its ABL Facility.

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

The ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the ABL Facility and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the "Term Loan Maturity Date" of the Company’s existing term loan, and (ii) the "Stated Maturity" of the Company’s existing notes.  As of the effective date of the ABL Facility, the "Term Loan Maturity Date" is December 31, 2018, and the "Stated Maturity" is April 15, 2022. The current ABL Facility maturity date is April 21, 2021.

Finally, the ABL Facility is subject to the terms of the Intercreditor Agreement (as defined in the ABL Facility) by and among the Administrative Agent, the administrative agent for the secured parties under the Company’s term loan and the trustee and collateral trustee under the senior secured notes indenture.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, the Company’s obligations under the 2017 Credit Facility, and the obligations under the 2018 Credit Facility. The Company’s interest in the MGM National Harbor Casino fully guarantees the MGM National Harbor Loan.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of March 31, 2019, are as follows:

	2018 Credit Facility	MGM National Harbor Loan	Asset-backed Credit Facility	2017 Credit Facility	7.38% Senior Secured Notes due April 2022	Total
	(In thousands)
April - December 2019	$10,800	—	—	$2,473	$—	$13,273
2020	20,929	—	—	3,297	—	24,226
2021	19,200	—	3,000	3,297	—	25,497
2022	130,509	50,549	—	3,297	350,000	534,355
2023	—	—	—	310,738	—	310,738
2024 and thereafter	—	—	—	—	—	—
Total Debt	$181,438	$50,549	3,000	$323,102	$350,000	$908,089

5.	INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $2.2 million on pre-tax loss from continuing operations of approximately $4.3 million for the three months ended March 31, 2019, which results in a tax rate of approximately (52.4)%. This tax rate is based on an estimated annual effective rate of 29.4%. The Company recorded discrete tax provision expense of approximately $3.5 million primarily due to an adjustment of the state net operating losses estimated at December 31, 2018, for which the Company expects to recognize in future periods.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continues to evaluate the realizability of its net deferred tax assets by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2019, the Company believes it is more likely than not that these deferred tax assets will be realized.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. On May 5, 2018, the Company authorized repurchases of up to $5.0 million through December 31, 2018. In addition, on December 20, 2018, the Company authorized repurchases up to $1.0 million through December 31, 2019. As of March 31, 2019, the Company had $54,000 remaining under its most recent and open authorization with respect to its Class A and Class D common stock. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended March 31, 2019, the Company repurchased 22,380 shares of Class A common stock in the amount of $50,000 at an average price of $2.24 per share and repurchased 369,000 shares of Class D common stock in the amount of $755,000 at an average price of $2.05 per share.  During the three months ended March 31, 2018, the Company did not repurchase any Class A common stock and repurchased 1,000,455 shares of Class D common stock in the amount of approximately $1.9 million at an average price of $1.93 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan (as defined below) to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended March 31, 2019, the Company executed a Stock Vest Tax Repurchase of 852,000 shares of Class D Common Stock in the amount of approximately $1.6 million at an average price of $1.94 per share. During the three months ended March 31, 2018, the Company executed a Stock Vest Tax Repurchase of 567,791 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $1.80 per share.

Stock Option and Restricted Stock Grant Plan

Our stock option and restricted stock plan currently in effect was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009 (“the 2009 Stock Plan”).  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year.  Most recently, on April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares.  As of March 31, 2019, 2,085,957 shares of Class D common stock were available for grant under the Amended and Restated 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended March 31, 2019 and 2018, was $511,000 and approximately $1.4 million, respectively

The Company did not grant stock options during the three months ended March 31, 2019 and granted 732,869 stock options during the three months ended March 31, 2018.

Transactions and other information relating to stock options for the three months ended March 31, 2019, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,569,000	$2.12	7.19	$130,000
Grants	—	$—
Exercised	15,000	$1.90
Forfeited/cancelled/expired/settled	5,000	$1.90
Balance as of March 31, 2019	3,549,000	$2.12	6.94	$462,000
Vested and expected to vest at March 31, 2019	3,518,000	$2.12	6.92	$458,000
Unvested at March 31, 2019	187,000	$1.90	8.42	$19,000
Exercisable at March 31, 2019	3,362,000	$2.13	6.85	$443,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2019, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2019. This amount changes based on the fair market value of the Company’s stock.

There were 15,000 options exercised during the three months ended March 31, 2019. There were no options exercised during the three months ended March 31, 2018. 839,530 options vested during the three months ended March 31, 2019 and 831,937 options vested during the three months ended March 31, 2018.

As of March 31, 2019, $172,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 10 months. The weighted-average fair value per share of shares underlying stock options was $1.59 at March 31, 2019.

The Company granted 780,239 shares of restricted stock during the three months ended March 31, 2019 and granted 1,665,404 shares of restricted stock during the three months ended March 31, 2018.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2019, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2018	2,124,000	$1.85
Grants	780,000	$2.13
Vested	(2,453,000)	$1.91
Forfeited/cancelled/expired	(32,000)	$2.41
Unvested at March 31, 2019	419,000	$2.01

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2019, $535,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 9 months.

7.	SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities and operations of other syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of the Company’s cable TV operation, including TV One’s and CLEO TV’s results of operations. Corporate/Eliminations represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the three months ended March 31, 2019 and 2018, is presented in the following tables:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$36,749	$39,513
Reach Media	6,973	6,520
Digital	7,437	8,146
Cable Television	47,823	46,186
Corporate/Eliminations*	(533)	(744)
Consolidated	$98,449	$99,621

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$26,887	$27,241
Reach Media	6,352	6,501
Digital	7,545	10,445
Cable Television	25,976	26,666
Corporate/Eliminations	7,298	6,609
Consolidated	$74,058	$77,462

Depreciation and Amortization:
Radio Broadcasting	$869	$870
Reach Media	59	63
Digital	461	476
Cable Television	6,575	6,557
Corporate/Eliminations	310	322
Consolidated	$8,274	$8,288

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$6,556
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$—	$6,556

Operating income (loss):
Radio Broadcasting	$8,993	$4,846
Reach Media	562	(44)
Digital	(569)	(2,775)
Cable Television	15,272	12,963
Corporate/Eliminations	(8,141)	(7,675)
Consolidated	$16,117	$7,315

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(533)	$(744)

Capital expenditures by segment are as follows:

Radio Broadcasting	$221	$417
Reach Media	19	34
Digital	318	380
Cable Television	96	42
Corporate/Eliminations	53	41
Consolidated	$707	$914

	March 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$742,201	$717,400
Reach Media	37,149	34,388
Digital	27,182	24,389
Cable Television	413,189	402,511
Corporate/Eliminations	51,868	58,721
Consolidated	$1,271,589	$1,237,409

8.	COMMITMENTS AND CONTINGENCIES:

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

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2019, the Company had letters of credit totaling $788,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Since April 1, 2019 and through May 3, 2019, the Company executed a Stock Vest Tax Repurchase of 6,368 shares of Class D common stock in the amount of $12,000 at an average price of $1.98 per share. In addition, since April 1, 2019 and through May 3, 2019, the Company repurchased 22,000 shares of Class D common stock in the amount of $44,000 at an average price of $2.01 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended March 31,
	2019	2018

Radio broadcasting segment	37.3%	39.7%

Reach Media segment	7.1%	6.5%

Digital segment	7.5%	8.2%

Cable television segment	48.6%	46.4%

Corporate/eliminations	(0.5)%	(0.8)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended March 31,
	2019	2018

Percentage of core radio business generated from local advertising	62.7%	61.4%

Percentage of core radio business generated from national advertising, including network advertising	35.5%	36.5%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$42,439	$44,622	$(2,183)	(4.9)%
Political Advertising	123	200	(77)	(38.5)
Digital Advertising	7,437	8,146	(709)	(8.7)
Cable Television Advertising	20,193	18,936	1,257	6.6
Cable Television Affiliate Fees	27,475	27,250	225	0.8
Event Revenues & Other	782	467	315	67.5
Net Revenue (as reported)	$98,449	$99,621	$(1,172)	(1.2)%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except margin data)

Net revenue	$98,449	$99,621
Broadcast and digital operating income	34,491	32,497
Broadcast and digital operating income margin	35.0%	32.6%
Consolidated net loss attributable to common stockholders	$(6,663)	$(22,555)

The reconciliation of net loss to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Consolidated net loss attributable to common stockholders	$(6,663)	$(22,555)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(23)	(144)
Interest expense	22,151	19,281
Provision for income taxes	2,248	12,840
Corporate selling, general and administrative, excluding stock-based compensation	9,589	8,962
Stock-based compensation	511	1,376
Gain on retirement of debt	—	(239)
Other income, net	(1,721)	(1,901)
Depreciation and amortization	8,274	8,288
Noncontrolling interests in income of subsidiaries	125	33
Impairment of long-lived assets	—	6,556
Broadcast and digital operating income	$34,491	$32,497

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(6,663)	$(22,555)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(23)	(144)
Interest expense	22,151	19,281
Provision for income taxes	2,248	12,840
Depreciation and amortization	8,274	8,288
EBITDA	$25,987	$17,710
Stock-based compensation	511	1,376
Gain on retirement of debt	—	(239)
Other income, net	(1,721)	(1,901)
Noncontrolling interests in income of subsidiaries	125	33
Impairment of long-lived assets	—	6,556
Employment Agreement Award, incentive plan award expenses and other compensation	1,909	1,588
Contingent consideration from acquisition	77	1,530
Severance-related costs	420	198
Cost method investment income	1,729	1,638
Adjusted EBITDA	$29,037	$28,489

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 (In thousands)

	Three Months Ended March 31,
	2019	2018	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$98,449	$99,621	$(1,172)	(1.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,930	32,147	(1,217)	(3.8)
Selling, general and administrative, excluding stock-based compensation	33,028	34,977	(1,949)	(5.6)
Corporate selling, general and administrative, excluding stock-based compensation	9,589	8,962	627	7.0
Stock-based compensation	511	1,376	(865)	(62.9)
Depreciation and amortization	8,274	8,288	(14)	(0.2)
Impairment of long-lived assets	—	6,556	(6,556)	(100.0)
Total operating expenses	82,332	92,306	(9,974)	(10.8)
Operating income	16,117	7,315	8,802	120.3
Interest income	23	144	(121)	(84.0)
Interest expense	22,151	19,281	2,870	14.9
Gain on retirement of debt	—	(239)	(239)	(100.0)
Other income, net	(1,721)	(1,901)	180	9.5
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(4,290)	(9,682)	(5,392)	(55.7)
Provision for income taxes	2,248	12,840	(10,592)	(82.5)
Consolidated net loss	(6,538)	(22,522)	(15,984)	(71.0)
Net income attributable to noncontrolling interests	125	33	92	278.8
Net loss attributable to common stockholders	$(6,663)	$(22,555)	$(15,892)	(70.5)%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$98,449	$99,621	$(1,172)	(1.2)%

During the three months ended March 31, 2019, we recognized approximately $98.4 million in net revenue compared to approximately $99.6 million during the same period in 2018. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment decreased 7.0% compared to the same period in 2018. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) increased 0.3% in total revenues. We experienced net revenue declines most significantly in our Baltimore, Charlotte, Cincinnati, Detroit, Houston, Indianapolis, Philadelphia and Richmond markets, with our Atlanta and Washington DC markets experiencing growth for the quarter. We recognized approximately $47.8 million of revenue from our cable television segment during the three months ended March 31, 2019, compared to approximately $46.2 million for the same period in 2018, with an increase primarily in advertising sales. Net revenue from our Reach Media segment increased 6.9% for the quarter ended March 31, 2019, compared to the same period in 2018 due to better inventory utilization. Finally, net revenues for our digital segment decreased 8.7% for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to a decrease in direct revenues and timing of events.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$30,930	$32,147	$(1,217)	(3.8)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the three months ended March 31, 2019, compared to the same period in 2018 is primarily to lower expenses in our Reach Media, cable television and digital segments, which was partially offset by an increase in expenses at our radio broadcasting segment.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$33,028	$34,977	$(1,949)	(5.6)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expenses for the three months ended March 31, 2019, compared to the same period in 2018 is primarily from our digital segment due to variable compensation from a previous acquisition.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$9,589	$8,962	$627	7.0%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in expense for the three months ended March 31, 2019, compared to the same period in 2018 is primarily due to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$511	$1,376	$(865)	(62.9)%

The decrease in stock-based compensation for the three months ended March 31, 2019, compared to the same period in 2018, is primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$8,274	$8,288	$(14)	(0.2)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2019, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$—	$6,556	$(6,556)	(100.0)%

The impairment of long-lived assets for the three months ended March 31, 2018, was related to a non-cash impairment charge of approximately $2.7 million recorded to reduce the carrying value of our Charlotte goodwill balance and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$22,151	$19,281	$2,870	14.9%

Interest expense increased to approximately $22.2 million for the three months ended March 31, 2019, compared to approximately $19.3 million for the same period in 2018, due to higher interest rates on lower overall debt balances outstanding as well as the adoption of ASC 842. During the quarter ended March 31, 2019, upon adoption of ASC 842, the Company recorded interest expense of approximately $1.3 million on its operating leases. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and a new $50.0 million loan secured by its interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par.

Gain on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$—	$(239)	$(239)	(100.0)%

 There was a gain on retirement of debt of $239,000 for the three months ended March 31, 2018, due to the redemption of approximately $11 million of our 2020 Notes at a discount.

Other income, net

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$(1,721)	$(1,901)	$(180)	(9.5)%

Other income, net, was approximately $1.7 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. We recognized other income in the amount of approximately $1.7 million and $1.6 million, for the three months ended March 31, 2019 and 2018, respectively, related to our MGM investment. In addition, we recognized $202,000 in other income for the three months ended March 31, 2018 related to the deferred gain on sale lease-back transaction. Upon adoption of ASC 842 on January 1, 2019, the unamortized portion of this deferred gain, net of tax, was recognized as a cumulative adjustment to equity and will no longer be recognized ratably into income.

Provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$2,248	$12,840	$(10,592)	(82.5)%

The Company is using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. During the three months ended March 31, 2019, the provision for income taxes decreased to approximately $2.2 million compared to a provision for income taxes of approximately $12.8 million for the three months ended March 31, 2018. The decrease in the provision for income taxes was primarily due to discrete tax provision adjustments to state net operating losses estimated at December 31, 2018, for which the Company expects to recognize in future periods. For the three months ended March 31, 2019, the income tax provision consisted of deferred tax expense of approximately $2.2 million. For the three months ended March 31, 2018, the income tax provision consisted of deferred tax expense of approximately $12.8 million and current provision benefit of $17,000. The tax provision resulted in an effective tax rate of (52.4)% and (132.6)% for the three months ended March 31, 2019 and 2018, respectively.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$125	$33	$92	278.8%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $34.5 million for the three months ended March 31, 2019, compared to approximately $32.5 million for the comparable period in 2018, an increase of approximately $2.0 or 6.1%. The increase was primarily due to higher broadcast and digital operating income at our cable television, digital and Reach Media segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting segment. Our radio broadcasting segment generated approximately $10.0 million of broadcast and digital operating income during the three months ended March 31, 2019, compared to approximately $12.5 million during the three months ended March 31, 2018, a decrease of approximately $2.5 million, primarily due to lower net revenues. Reach Media generated approximately $1.4 million of broadcast and digital operating income during the three months ended March 31, 2019, compared to $794,000 during the three months ended March 31, 2018. The increase in Reach Media’s broadcast and digital operating income is primarily due to increased net revenues. Our digital segment generated $91,000 of broadcast and digital operating loss during the three months ended March 31, 2019, compared to broadcast and digital operating loss of approximately $2.2 million during the three months ended March 31, 2018. The decrease in the digital segment’s broadcast and digital operating loss is primarily from lower variable compensation associated with an acquisition. Finally, TV One generated approximately $23.3 million of broadcast and digital operating income during the three months ended March 31, 2019, compared to approximately $21.5 million during the three months ended March 31, 2018, with the increase primarily due to higher advertising sales.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 35.0% for the three months ended March 31, 2019, from 32.6% for the comparable period in 2018. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources.

As of March 31, 2019, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of March 31, 2019		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.96	x	1.25	x	0.71	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.80	x	5.85	x	1.05	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of March 31, 2019, ratios calculated in accordance with the 2018 Credit Facility were as follows:

	As of March 31, 2019		Covenant Limit		Excess Coverage

Total Gross Leverage
Consolidated Indebtedness / Covenant EBITDA	6.13	x	8.00	x	1.87	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2018 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2019:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

2017 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$316.7	6.50%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	346.9	7.375%
2018 Credit Facility, net of original issue discount and issuance costs (fixed rate)	177.0	12.875%
MGM National Harbor Loan, net of original issue discount and issuance costs (fixed rate, including PIK)	48.0	11.0%
Asset-backed credit facility (variable rate)(1)	3.0	6.0%

(1)	Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2019 and 2018, respectively:

	2019	2018
	(In thousands)

Net cash flows provided by operating activities	$16,255	$22,004
Net cash flows used in investing activities	$(707)	$(914)
Net cash flows used in financing activities	$(24,993)	$(14,809)

Net cash flows provided by operating activities were approximately $16.3 million and $22.0 million for the three months ended March 31, 2019 and 2018, respectively. Net cash flow from operating activities for the three months ended March 31, 2019, decreased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and higher payments for content assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were $707,000 and $914,000 for the three months ended March 31, 2019 and 2018, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were $707,000 and $914,000 for the three months ended March 31, 2019 and 2018, respectively.

Net cash flows used in financing activities were approximately $25.0 million and $14.8 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, we repaid approximately $25.3 million and $875,000 in outstanding debt, respectively. During the three months ended March 31, 2018, the Company repurchased approximately $10.8 million of our 2020 Notes. Finally, we repurchased approximately $2.4 million and $3.0 million of our Class D Common Stock during the three months ended March 31, 2019 and March 31, 2018, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2018, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. With the exception of the adoption of ASC 842 on January 1, 2019, there have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2018.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2019, we had approximately $600.1 million in broadcast licenses and $245.6 million in goodwill, which totaled $845.7 million, and represented approximately 66.5% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

There was no impairment recorded during the three months ended March 31, 2019. For the three months ended March 31, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2019. During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Valuation of Goodwill

We did not identify any impairment indicators at any of our reportable segments for the three months ended March 31, 2019. During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. We did not identify any impairment indicators at any of our other reportable segments for the three months ended March 31, 2018.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the quarter ended March 31, 2019, management continues to weigh sufficient positive evidence to conclude that it is more likely than not the net DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur in some years in the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative pre-tax income or loss position over the most recent three year period. Historically, the Company has maintained a full valuation against the net DTAs, principally due to a cumulative pre-tax loss over the most recent three year period. During the year ended December 31, 2018, the Company achieved three years of cumulative pre-tax income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets. The Company continues to maintain three years of rolling cumulative pre-tax income as of March 31, 2019.

Additionally, the Company is projecting forecasts of taxable income to utilize our federal and state NOLs as part of our evaluation of positive evidence. As part of the Tax Cuts and Jobs Act, IRC Section 163(j) limited the deduction of interest expense. In conjunction with evaluating and weighing our cumulative three year pre-tax income, we also evaluated the impact that interest expense has had on our cumulative three year pre-tax income. A material component of the Company’s expenses is interest, and has been the primary driver of historical pre-tax losses. Adjusting for the IRC Section 163(j) interest expense limitation on projected taxable income, we estimate utilization of federal and state net operating losses that are not subject to annual limitations as a result of the 2009 ownership shift as defined under IRC Section 382.

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

As of January 01, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modification retrospective transition method. Prior comparative periods will be not be restated under this new standard and therefore those amounts are not presented below. The Company adopted a package of practical expedients as allowed by the transition guidance which permits the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

ASC 842 results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of right of use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases. Upon adoption of ASC 842, deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. The adoption of this standard resulted in the Company recording an increase in ROU assets of approximately $49.8 million and an increase in lease liabilities of approximately $54.1 million. Approximately $4.3 million in deferred rent was also reclassed from liabilities to offset the applicable ROU asset. The tax impact of ASC 842, which primarily consisted of deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were recognized as part of the cumulative-effect adjustment to retained earnings, resulting in an increase to retained earnings, net of tax, of approximately $5.8 million.

Many of the Company's leases provide for renewal terms and escalation clauses, which are factored into calculating the lease liabilities when appropriate. The implicit rate within the Company's lease agreements is generally not determinable and as such the Company’s collateralized borrowing rate is used.

CAPITAL AND COMMERCIAL COMMITMENTS:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning October 2019 through August 1, 2022. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes. We also have approximately $350.0 million outstanding in our 2022 Notes. Finally, on December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and the Company also closed on a new $50.0 million loan secured by our interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). See “Liquidity and Capital Resources.”

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

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 12 years.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of March 31, 2019:

	Payments Due by Period
Contractual Obligations	Remainder of 2019	2020	2021	2022	2023	2024 and Beyond	Total
	(In thousands)
7.375% Senior Secured Notes(1)	$19,359	$25,813	$25,813	$357,529	$—	$—	$428,514
2017 Credit facility(2)	18,768	24,762	24,857	24,633	316,363	—	409,383
2018 Credit facility(2)	28,289	40,529	38,023	148,318	—	—	255,159
Other operating contracts/agreements(3)	57,272	31,294	27,254	16,941	11,951	45,599	190,311
Operating lease obligations	8,734	11,030	9,620	8,626	7,824	16,030	61,864
MGM National Harbor Loan	4,204	5,866	6,104	65,026	—	—	81,200
Total	$136,626	$139,294	$131,671	$621,073	$336,138	$61,629	$1,426,431

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of March 31, 2019.

(2)	Includes interest obligations based on effective interest rate, and projected interest expense on credit facilities outstanding as of March 31, 2019.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $122.5 million has not been recorded on the balance sheet as of March 31, 2019, as it does not meet recognition criteria. Approximately $6.5 million relates to certain commitments for content agreements for our cable television segment, approximately $20.0 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of March 31, 2019, the Company had letters of credit totaling $788,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Urban One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.  Our exposure related to market risk has not changed materially since December 31, 2018.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2018 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

May 10, 2019