Form 10-Q
period 2019-06-30
URBAN ONE, INC.
filed 2019-08-02
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2019
Class A Common Stock, $.001 Par Value	1,582,717
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	38,700,512

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$121,571	$115,206	$220,020	$214,827
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $27 and $0, and $47 and $0, respectively	30,524	30,375	61,474	62,522
Selling, general and administrative, including stock-based compensation of $86 and $158, and $197 and $416, respectively	44,816	40,648	77,955	75,883
Corporate selling, general and administrative, including stock-based compensation of $87 and $967, and $467 and $2,085, respectively	8,301	11,122	18,270	21,202
Depreciation and amortization	3,584	8,248	11,858	16,536
Impairment of long-lived assets	3,800	—	3,800	6,556
Total operating expenses	91,025	90,393	173,357	182,699
Operating income	30,546	24,813	46,663	32,128
INTEREST INCOME	63	17	86	161
INTEREST EXPENSE	22,003	19,155	44,154	38,436
GAIN ON RETIREMENT OF DEBT	—	(626)	—	(865)
OTHER INCOME, net	(1,649)	(2,014)	(3,370)	(3,915)
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	10,255	8,315	5,965	(1,367)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	3,118	(15,581)	5,366	(2,741)
CONSOLIDATED NET INCOME	7,137	23,896	599	1,374
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	546	306	671	339
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,591	$23,590	$(72)	$1,035

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.15	$0.51	$(0.00)	$0.02

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.14	$0.49	$(0.00)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,061,821	46,033,402	45,175,521	46,321,633
Diluted	45,701,655	48,438,693	45,175,521	48,777,798

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands)

COMPREHENSIVE INCOME	$7,137	$23,896	$599	$1,374
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	546	306	671	339
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,591	$23,590	$(72)	$1,035

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,605	$15,255
Restricted cash	726	635
Trade accounts receivable, net of allowance for doubtful accounts of $7,531 and $8,249, respectively	105,925	110,354
Prepaid expenses	8,700	9,775
Current portion of content assets	34,807	33,951
Other current assets	4,606	3,229
Total current assets	169,369	173,199
CONTENT ASSETS, net	77,895	77,266
PROPERTY AND EQUIPMENT, net	24,254	26,088
GOODWILL	245,572	245,572
RIGHT OF USE ASSETS	49,226	—
RADIO BROADCASTING LICENSES	583,697	600,134
OTHER INTANGIBLE ASSETS, net	60,784	70,091
OTHER ASSETS	58,511	45,059
Total assets	$1,269,308	$1,237,409
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,230	$7,331
Accrued interest	7,554	6,887
Accrued compensation and related benefits	7,926	15,033
Current portion of content payables	20,062	18,870
Current portion of lease liabilities	8,457	—
Other current liabilities	27,134	24,451
Current portion of long-term debt	20,097	38,706
Total current liabilities	98,460	111,278
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	874,499	873,757
CONTENT PAYABLES, net of current portion	16,818	18,381
LONG-TERM LEASE LIABILITIES	45,203	—
OTHER LONG-TERM LIABILITIES	26,508	35,716
DEFERRED TAX LIABILITIES, net	15,446	9,345
Total liabilities	1,076,934	1,048,477

REDEEMABLE NONCONTROLLING INTERESTS	11,168	10,232

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2019 and 2018	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,588,921 and 1,637,472 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2019 and December 31, 2018	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of June 30, 2019 and December 31, 2018	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 37,614,366 and 38,845,917 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	38	39
Additional paid-in capital	975,404	978,628
Accumulated deficit	(794,244)	(799,975)
Total stockholders’ equity	181,206	178,700
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,269,308	$1,237,409

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2018	$—	$2	$3	$3	$39	$978,628	$(799,975)	$178,700
Consolidated net loss	—	—	—	—	—	—	(72)	(72)
Repurchase of 48,551 shares of Class A common stock and 2,126,790 shares of Class D common stock	—	—	—	—	(1)	(4,308)	—	(4,309)
Adoption of ASC 842	—	—	—	—	—	—	5,803	5,803
Exercise of options for 15,000 shares of common stock	—	—	—	—	—	29	—	29
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(1,265)	—	(1,265)
Issuance of 755,239 shares of Class D common stock	—	—	—	—	—	1,609	—	1,609
Stock-based compensation expense	—	—	—	—	—	711	—	711
BALANCE, as of June 30, 2019	$—	$2	$3	$3	$38	$975,404	$(794,244)	$181,206

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$599	$1,374
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,858	16,536
Amortization of debt financing costs	1,907	1,433
Amortization of content assets	23,067	21,841
Amortization of launch assets	515	211
Deferred income taxes	6,101	(2,674)
Non-cash interest expense	987	—
Impairment of long-lived assets	3,800	6,556
Stock-based compensation	711	2,502
Gain on retirement of debt	—	(865)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	4,429	10,613
Prepaid expenses and other current assets	(1,092)	1,585
Other assets	6	(1,547)
Accounts payable	(101)	(231)
Accrued interest	667	(596)
Accrued compensation and related benefits	(7,107)	1,336
Other liabilities	6,775	(1,293)
Payments for content assets	(24,923)	(22,949)
Net cash flows provided by operating activities	28,199	33,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,110)	(2,078)
Net cash flows used in investing activities	(2,110)	(2,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(1,648)	(1,750)
Distribution of contingent consideration	(649)	(506)
Repayment of Comcast Note	(11,872)	—
Proceeds of Asset-backed credit facility, net	9,000	—
Repayment of 2018 credit facility	(14,162)	—
Proceeds from exercise of stock options	29	85
Repayment of 2020 Notes	(2,037)	(24,029)
Payment of dividends to noncontrolling interest members of Reach Media	(1,000)	(801)
Repayment of share-based equity awards	—	(1,077)
Repurchase of common stock	(4,309)	(4,568)
Net cash flows used in financing activities	(26,648)	(32,646)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(559)	(892)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,890	37,811
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$15,331	$36,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$37,836	$37,599
Income taxes, net of refunds	$474	$1,241

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock	$1,609	$—

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of June 30, 2019, we owned and/or operated 60 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius, Bossip, HipHopWired and MadameNoire digital platforms and brands. We also have invested in a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Financial instruments as of June 30, 2019 and December 31, 2018, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2019 and December 31, 2018, except for the Company’s long-term debt. The 9.25% Senior Subordinated Notes, which were due in February 2020 (the “2020 Notes”) had a carrying value of approximately $2.0 million and fair value of approximately $2.0 million as of December 31, 2018. On January 17, 2019, the Company announced that it had given the required notice under the indenture governing its 2020 Notes to redeem for cash all outstanding aggregate principal amount of its Notes to the extent outstanding on February 15, 2019.  On February 15, 2019, the remaining 2020 Notes were redeemed. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $351.8 million as of June 30, 2019. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $332.5 million as of December 31, 2018. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $322.3 million and fair value of approximately $309.4 million as of June 30, 2019, and had a carrying value of approximately $323.9 million and fair value of approximately $305.8 million as of December 31, 2018. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $177.8 million and fair value of approximately $181.4 million as of June 30, 2019, and had a carrying value of approximately $192.0 million and fair value of approximately $195.9 million as of December 31, 2018. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a new $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $51.1 million and fair value of approximately $57.2 million as of June 30, 2019, and had a carrying value of approximately $50.1 million and fair value of approximately $56.1 million as of December 31, 2018. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a fair value and carrying value of approximately $11.9 million as of December 31, 2018. On February 15, 2019, the Comcast Note was paid in full and retired. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. The Company’s asset-backed credit facility (the “ABL Facility”) had a carrying value of approximately $9.0 million and fair value of approximately $9.0 million as of June 30, 2019.  There was no balance outstanding on the ABL Facility as of December 31, 2018.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $6.1 million and $6.4 million for the three months ended June 30, 2019 and 2018, respectively. Agency and outside sales representative commissions were approximately $11.0 million and $11.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $3.8 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively. Agency and outside sales representative commissions were approximately $7.5 million and $6.9 million for the six months ended June 30, 2019 and 2018, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, unaudited)
Net Revenue:
Radio Advertising	$52,194	$48,880	$94,607	$93,502
Political Advertising	317	1,182	441	1,383
Digital Advertising	7,663	6,559	15,100	14,705
Cable Television Advertising	19,816	18,118	40,009	37,054
Cable Television Affiliate Fees	26,599	28,020	54,074	55,269
Event Revenues & Other	14,982	12,447	15,789	12,914
Net Revenue (as reported)	$121,571	$115,206	$220,020	$214,827

If economic conditions change, or other adverse factors outside our control arise, our operations could be negatively impacted.

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at June 30, 2019, December 31, 2018 and June 30, 2018 were as follows:

	June 30, 2019	December 31, 2018	June 30, 2018
	(Unaudited)		(Unaudited)
	(In thousands)

Contract assets:
Unbilled receivables	$3,530	$3,425	$7,226

Contract liabilities:
Customer advances and unearned income	$3,634	$3,766	$4,681
Unearned event income	3,848	3,864	2,368

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2019, $613,000 and approximately $2.0 million, respectively, was recognized as revenue during the three and six months ended June 30, 2019. For customer advances and unearned income as of January 1, 2018, $288,000 and approximately $1.7 million was recognized as revenue during the three and six months ended June 30, 2018. For unearned event income as of January 1, 2019, approximately $3.9 million was recognized during the three and six months ended June 30, 2019, as the event took place during the second quarter of 2019.  For unearned event income as of January 1, 2018, approximately $4.1 million was recognized as revenue during the three and six months ended June 30, 2018, as the event took place during the second quarter of 2018.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the three and six months ended June 30, 2019 and 2018. The weighted-average amortization period for launch support is approximately 7.8 years as of June 30, 2019, and approximately 7.8 years as of December 31, 2018. The remaining weighted-average amortization period for launch support is 5.6 years and 6.1 years as of June 30, 2019 and December 31, 2018, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended June 30, 2019 and 2018, launch support asset amortization of $105,000 and $106,000, respectively, was recorded as a reduction of revenue, and $153,000 and $0, respectively, was recorded as an operating expense in selling, general and administrative expenses. For the six months ended June 30, 2019 and 2018, launch support asset amortization of $211,000 and $211,000, respectively, was recorded as a reduction of revenue, and $304,000 and $0, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2019 and 2018, barter transaction revenues were $572,000 and $711,000, respectively. Additionally, for the three months ended June 30, 2019 and 2018, barter transaction costs were reflected in programming and technical expenses of $422,000 and $670,000, respectively, and selling, general and administrative expenses of $150,000 and $41,000, respectively. For the six months ended June 30, 2019 and 2018, barter transaction revenues were approximately $1.1 million and $1.5 million, respectively. Additionally, for the six months ended June 30, 2019 and 2018, barter transaction costs were reflected in programming and technical expenses of $837,000 and approximately $1.4 million, respectively, and selling, general and administrative expenses of $301,000 and $81,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $1.7 million and $2.0 million for the three and six months ended June 30, 2018, respectively, as final reporting became available. As settlement of this agreement, the Company will receive approximately $2.0 million in marketing services that will be utilized in future periods.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In Thousands)
Numerator:
Net income (loss) attributable to common stockholders	$6,591	$23,590	$(72)	$1,035
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	45,061,821	46,033,402	45,175,521	46,321,633
Effect of dilutive securities:
Stock options and restricted stock	639,834	2,405,291	—	2,456,165
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	45,701,655	48,438,693	45,175,521	48,777,798

Net income (loss) attributable to common stockholders per share – basic	$0.15	$0.51	$(0.00)	$0.02
Net income (loss) attributable to common stockholders per share –diluted	$0.14	$0.49	$(0.00)	$0.02

All stock options and restricted stock awards were excluded from the diluted calculation for the six months ended June 30, 2019, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

Six Months Ended June 30,
2019
(Unaudited)
(In thousands)

Stock options	3,544
Restricted stock awards	809

(h)	Fair Value Measurements

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

As of June 30, 2019, and December 31, 2018, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2019
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,349	—	—	$2,349
Employment agreement award (b)	26,406	—	—	26,406
Total	$28,755	$—	$—	$28,755

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$11,168	$—	$—	$11,168

As of December 31, 2018
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,831	—	—	$2,831
Employment agreement award (b)	25,660	—	—	25,660
Total	$28,491	$—	$—	$28,491

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,232	$—	$—	$10,232

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

There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2019. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2019:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2018	$2,831	$25,660	$10,232
Net income attributable to noncontrolling interests	—	—	671
Distribution	(649)	(1,969)	—
Dividends paid to noncontrolling interests	—	—	(1,000)
Change in fair value	167	2,715	1,265
Balance at June 30, 2019	$2,349	$26,406	$11,168

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$(167)	$(2,715)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three and six months ended June 30, 2019 and 2018. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three and six months ended June 30, 2019 and 2018.

		Significant	As of June 30, 2019	As of December 31, 2018
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value

Contingent consideration	Monte Carlo Simulation	Expected volatility	23.0%	34.6%
Contingent consideration	Monte Carlo Simulation	Discount Rate	14.5%	15.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. For the three and six months ended June 30, 2019, the Company recorded an impairment charge of approximately $3.8 million related to its Detroit market radio broadcasting licenses. For the six months ended June 30, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

(i)	Leases

As of January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modification retrospective transition method. Prior comparative periods will be not be restated under this new standard and therefore those amounts are not presented below. The Company adopted a package of practical expedients as allowed by the transition guidance which permits the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

ASC 842 results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of right of use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases. Upon adoption of ASC 842, deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. The adoption of this standard resulted in the Company recording an increase in ROU assets of approximately $49.8 million and an increase in lease liabilities of approximately $54.1 million. Approximately $4.3 million in deferred rent was also reclassified from liabilities to offset the applicable ROU asset. The tax impact of ASC 842, which primarily consisted of deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were recognized as part of the cumulative-effect adjustment to retained earnings, resulting in an increase to retained earnings, net of tax, of approximately $5.8 million.

Many of the Company's leases provide for renewal terms and escalation clauses, which are factored into calculating the lease liabilities when appropriate. The implicit rate within the Company's lease agreements is generally not determinable and as such the Company’s collateralized borrowing rate is used.

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of June 30, 2019, dollars in thousands:

Operating Lease Cost (Cost resulting from lease payments)	$6,438
Variable Lease Cost (Cost excluded from lease payments)	76
Total Lease Cost	$6,514

Operating Lease - Operating Cash Flows (Fixed Payments)	$6,809
Operating Lease - Operating Cash Flows (Liability Reduction)	$3,960

Weighted Average Lease Term - Operating Leases	6.01 years
Weighted Average Discount Rate - Operating Leases	11.00%

As of June 30, 2019, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining six months ending December 31, 2019	$13,734
2020	13,031
2021	12,286
2022	11,231
2023	8,275
Thereafter	14,674
Total future lease payments	73,231
Imputed interest	(19,571)
Total	$53,660

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We accounted for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $1.6 million and $1.8 million, for the three months ended June 30, 2019 and 2018, respectively, and approximately $3.4 million and $3.4 million, for the six months ended June 30, 2019 and 2018, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the MGM National Harbor Loan (as defined in Note 4 – Long-Term Debt.)

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the six months ended June 30, 2019 and 2018. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at June 30, 2019, and December 31, 2018, to be approximately $26.4 million and $25.7 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was $806,000 and approximately $1.6 million for the three months ended June 30, 2019, and 2018, respectively, and was approximately $2.7 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively.

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

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreements under which the Fantastic Voyage® operates provide that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus for the cruise. Distributions from operating income or operating revenues, depending upon the year, are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating income to Reach, with the balance remaining with the Foundation. For years 2020 through 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® may not exceed $1.7 million in 2018 and 2019, nor $1.75 million in 2020 and thereafter. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage®-related cash revenues. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related customer cabin sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case that party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of June 30, 2019 and December 31, 2018, the Foundation owed Reach Media $869,000 and $208,000, respectively, under the agreements for the operations on the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation, and to Tom Joyner, LTD. (“Limited”), Tom Joyner’s production company. Such services are provided to the Foundation and to Limited on a pass-through basis at cost. Additionally, from time to time, the Foundation and Limited reimburse Reach Media for expenditures paid on their behalf at Reach Media-related events. Under these arrangements, as of June 30, 2019, the Foundation and Limited owed $34,000 and $2,000 to Reach Media, respectively. As of December 31, 2018, the Foundation and Limited owed $34,000 and $2,000 to Reach Media, respectively.

For the three and six months ended June 30, 2019, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $10.4 million, $8.7 million, and $1.7 million, respectively, and for the three and six months ended June 30, 2018, approximately $9.3 million, $7.6 million, and $1.7 million, respectively. The Fantastic Voyage took place during the second quarters of both 2019 and 2018.

Karen Wishart is employed as an Executive Vice President, Chief Administrative Officer of the Company and as a Vice President of each of the Company's subsidiaries. Ms. Wishart owns a controlling interest in a temporary staffing and recruiting services firm. During the three months ended June 30, 2019 and 2018, the Company paid the staffing and recruiting services firm $0 and $3,000, respectively, and during the six months ended June 30, 2019 and 2018, the Company paid the staffing and recruiting services firm $0 and $25,000, respectively. Subsequent to Ms. Wishart’s hiring on October 2, 2017, on a limited basis, the staffing firm can continue to provide new staffing and/or recruiting services to the Company. However, the staffing firm will only be reimbursed for direct expenses actually incurred.

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

On June 10, 2019, the Company announced it signed a definitive agreement to sell its Detroit, Michigan radio station, WDMK-FM and three translators W228CJ, W252BX, and W260CB for approximately $13.5 million to Beasley Broadcast Group, Inc. The deal is subject to Federal Communications Commission ("FCC") approval and other customary closing conditions and the transaction is expected to close during the fourth quarter of 2019. The identified assets, with a combined carrying value of approximately $13.5 million, have been classified as held for sale and included in long-term other assets in the consolidated balance sheet at June 30, 2019. The Company will continue to operate WGPR-FM under its current TBA.

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

Valuation of Broadcasting Licenses

During the quarter ended June 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Valuation of Goodwill

We did not identify any impairment indicators at any of our reportable segments for the three months ended June 30, 2019. During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Accumulated impairment losses	(101,848)	(16,114)	(14,545)	—	(132,507)
Net goodwill at June 30, 2019	$53,152	$14,354	$13,022	$165,044	$245,572

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
2018 Credit Facility	$177,838	$192,000
MGM National Harbor Loan	51,053	50,066
2017 Credit Facility	322,277	323,926
9.25% Senior Subordinated Notes due February 2020	—	2,037
7.375% Senior Secured Notes due April 2022	350,000	350,000
Asset-backed credit facility	9,000	—
Comcast Note due April 2019	—	11,872
Total debt	910,168	929,901
Less: current portion of long-term debt	20,097	38,706
Less: original issue discount and issuance costs	15,572	17,438
Long-term debt, net	$874,499	$873,757

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

The loans under the 2018 Credit Facility may be voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company is required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company is also required to use 75% of excess cash flow (as defined in the 2018 Credit Facility, which exclude any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor) to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par. During the three and six months June 30, 2019, the Company repaid approximately $3.6 million and $14.2 million, respectively, under the 2018 Credit Facility.

The 2018 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company's total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021 and 6.75 to 1.00 in 2022. As of June 30, 2019, the Company was in compliance with all of its financial covenants under the 2018 Credit Facility.

As of June 30, 2019, the Company had outstanding approximately $177.8 million on its 2018 Credit Facility. The original issue discount in the amount of approximately $3.8 million and associated debt issuance costs in the amount of $875,000 is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended June 30, 2019 and 2018, was $964,000 and $718,000, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the six months ended June 30, 2019 and 2018, was approximately $1.9 million and $1.4 million, respectively.

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

As of June 30, 2019, the Company had outstanding approximately $51.1 million on its MGM National Harbor Loan. The original issue discount in the amount of approximately $1.0 million and associated debt issuance costs in the amount of approximately $1.7 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 2022 Notes. At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 6.49% for 2019 and was 5.82% for 2018.

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

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During the three and six months ended June 30, 2019, the Company repaid $824,000 and approximately $1.6 million, respectively, under the 2017 Credit Facility. During the three and six months ended June 30, 2018, the Company repaid $875,000 and approximately $1.8 million, respectively, under the 2017 Credit Facility.

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

As of June 30, 2019, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of June 30, 2019, the Company had outstanding approximately $322.3 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2022 Notes are the Company’s senior secured obligations and rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s 2020 Notes (defined below).  The 2022 Notes and related guarantees are equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 2022 Notes, including any additional notes issued under the Indenture, but are effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 2022 Notes. Collateral includes substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor. Finally, the Company also had the Comcast Note (defined below) which was a general but senior unsecured obligation of the Company.

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2019, the Company had letters of credit totaling $828,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes were scheduled to mature on February 15, 2020. Interest accrued at the rate of 9.25% per annum and was payable semiannually in arrears on February 15 and August 15 in the initial amount of approximately $15.5 million, which commenced on August 15, 2014. The 2020 Notes were guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par. During the quarter ended December 31, 2018, the Company recorded a loss on retirement of debt of approximately $2.8 million. This amount includes a write-off of previously capitalized debt financing costs and original issue discount associated with the 2020 Notes in the amount of $649,000 and also includes approximately $2.1 million associated with the premium paid to the bondholders. During the quarter ended September 30, 2018, the Company repurchased approximately $5.0 million of its 2020 Notes at an average price of approximately 97.25% of par. The Company recorded a net gain on retirement of debt of $120,000 for the quarter ended September 30, 2018. During the quarter ended June 30, 2018, the Company repurchased approximately $14.0 million of its 2020 Notes at an average price of approximately 95.125% of par. The Company recorded a net gain on retirement of debt of $626,000 for the quarter ended June 30, 2018. During the quarter ended March 31, 2018, the Company repurchased approximately $11 million of its 2020 Notes at an average price of approximately 97.375% of par. The Company recorded a net gain on retirement of debt of $239,000 for the quarter ended March 31, 2018. As of June 30, 2019 and December 31, 2018, the Company had approximately $0 and $2.0 million, respectively, of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of June 30, 2019, the Company had approximately $9.0 million in borrowings outstanding on its ABL Facility and as of December 31, 2018, the Company did not have any borrowings outstanding on its ABL Facility.

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

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of June 30, 2019, are as follows:

	2018 Credit Facility	MGM National Harbor Loan	Asset-backed Credit Facility	2017 Credit Facility	7.38% Senior Secured Notes due April 2022	Total
	(In thousands)
July - December 2019	$7,200	—	—	$1,648	$—	$8,848
2020	19,200	—	—	3,297	—	22,497
2021	19,200	—	9,000	3,297	—	31,497
2022	132,238	51,053	—	3,297	350,000	536,588
2023	—	—	—	310,738	—	310,738
2024 and thereafter	—	—	—	—	—	—
Total Debt	$177,838	$51,053	9,000	$322,277	$350,000	$910,168

5.	INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $5.4 million on pre-tax income from continuing operations of approximately $6.0 million for the six months ended June 30, 2019, which results in a tax rate of approximately 90.0%. This tax rate is based on an estimated annual effective rate of 30.9%. The Company recorded discrete tax provision expense of approximately $3.5 million primarily due to an adjustment of the state net operating losses estimated at December 31, 2018, for which the Company expects to recognize in future periods.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continues to evaluate the realizability of its net deferred tax assets by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2019, the Company believes it is more likely than not that these deferred tax assets will be realized.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. On May 5, 2018, the Company authorized repurchases of up to $5.0 million through December 31, 2018. In addition, on December 20, 2018, the Company authorized repurchases up to $1.0 million through December 31, 2019. On May 10, 2019, the Company authorized repurchases up to $2.0 million through December 31, 2019. As of June 30, 2019, there was no amount remaining under any of these authorizations with respect to the Company’s Class A and Class D common stock. See Note 9 – Subsequent Events. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended June 30, 2019, the Company repurchased 26,171 shares of Class A common stock in the amount of $56,000 at an average price of $2.14 per share and repurchased 899,765 shares of Class D common stock in the amount of approximately $1.8 million at an average price of $2.01 per share.  During the three months ended June 30, 2018, the Company repurchased 232 shares of Class A common stock at an average price of $2.26 per share and repurchased 760,113 shares of Class D common stock in the amount of approximately $1.6 million at an average price of $2.13 per share.  During the six months ended June 30, 2019, the Company repurchased 48,551 shares of Class A common stock in the amount of $106,000 at an average price of $2.19 per share and repurchased 1,268,671 shares of Class D common stock in the amount of approximately $2.6 million at an average price of $2.02 per share. During the six months ended June 30, 2018, the Company repurchased 232 shares of Class A common stock at an average price of $2.26 per share and repurchased 1,760,568 shares of Class D common stock in the amount of approximately $3.5 million at an average price of $2.01 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended June 30, 2019, the Company executed a Stock Vest Tax Repurchase of 6,368 shares of Class D Common Stock in the amount of $13,000 at an average price of $1.98 per share. During the three months ended June 30, 2018, the Company executed a Stock Vest Tax Repurchase of 10,646 shares of Class D Common Stock in the amount of $22,000 at an average price of $2.02 per share. During the six months ended June 30, 2019, the Company executed a Stock Vest Tax Repurchase of 858,119 shares of Class D Common Stock in the amount of approximately $1.7 million at an average price of $1.94 per share. During the six months ended June 30, 2018, the Company executed a Stock Vest Tax Repurchase of 578,437 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $1.80 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (“the 2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year.  On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares.  Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. As of June 30, 2019, 5,400,000 shares of Class D common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

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

On October 2, 2017, Karen Wishart, our Chief Administrative Officer, as part of her employment agreement, received an equity grant of 37,500 shares of the Company's Class D common stock as well as a grant of options to purchase 37,500 shares of the Company's Class D common stock.  The grants vest in equal increments on each of October 2, 2018, October 2, 2019 and October 2, 2020.

Pursuant to the terms of the 2019 Equity and Performance Incentive Plan and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

Stock-based compensation expense for the three months ended June 30, 2019 and 2018, was $200,000 and approximately $1.1 million, respectively, and for the six months ended June 30, 2019 and 2018, was $711,000 and approximately $2.5 million, respectively.

The Company did not grant stock options during the three and six months ended June 30, 2019. The Company did not grant stock options during the three months ended June 30, 2018 and granted 732,869 stock options during the six months ended June 30, 2018.

Transactions and other information relating to stock options for the six months ended June 30, 2019, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,569,000	$2.12	7.19	$130,000
Grants	—	$—
Exercised	15,000	$1.90
Forfeited/cancelled/expired/settled	10,000	$1.90
Balance as of June 30, 2019	3,544,000	$2.12	6.68	$378,000
Vested and expected to vest at June 30, 2019	3,518,000	$2.12	6.67	$377,000
Unvested at June 30, 2019	182,000	$1.90	8.17	$11,000
Exercisable at June 30, 2019	3,362,000	$2.13	6.60	$368,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2019, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2019. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the three months ended June 30, 2019 and there were 15,000 options exercised during the six months ended June 30, 2019. There were 58,190 options exercised during the three and six months ended June 30, 2018. No options vested during the three months ended June 30, 2019 and 834,530 options vested during the six months ended June 30, 2019. No options vested during the three months ended June 30, 2018 and 717,902 options vested during the six months ended June 30, 2018.

As of June 30, 2019, $125,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of seven months. The weighted-average fair value per share of shares underlying stock options was $1.59 at June 30, 2019.

The Company granted 100,000 shares of restricted stock during the three months ended June 30, 2019 and granted 880,239 shares of restricted stock during the six months ended June 30, 2019. Each of the four non-executive directors received 25,000 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 17, 2019. The Company granted 93,024 and 1,758,428 shares of restricted stock during the three and six months ended June 30, 2018, respectively. Each of the four non-executive directors received 23,256 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 15, 2018.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2019, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2018	2,124,000	$1.85
Grants	880,000	$2.12
Vested	(2,565,000)	$1.92
Forfeited/cancelled/expired	(37,000)	$2.34
Unvested at June 30, 2019	402,000	$1.99

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2019, $561,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 10 months.

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

Detailed segment data for the three months ended June 30, 2019 and 2018, is presented in the following tables:

	Three Months Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$49,312	$46,452
Reach Media	18,770	16,380
Digital	7,673	6,559
Cable Television	46,430	46,828
Corporate/Eliminations*	(614)	(1,013)
Consolidated	$121,571	$115,206

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$30,765	$28,975
Reach Media	15,439	14,458
Digital	7,094	9,023
Cable Television	24,886	22,610
Corporate/Eliminations	5,457	7,079
Consolidated	$83,641	$82,145

Depreciation and Amortization:
Radio Broadcasting	$851	$848
Reach Media	59	63
Digital	460	477
Cable Television	1,901	6,556
Corporate/Eliminations	313	304
Consolidated	$3,584	$8,248

Impairment of Long-Lived Assets:
Radio Broadcasting	$3,800	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$3,800	$—

Operating income (loss):
Radio Broadcasting	$13,896	$16,629
Reach Media	3,272	1,859
Digital	119	(2,941)
Cable Television	19,643	17,662
Corporate/Eliminations	(6,384)	(8,396)
Consolidated	$30,546	$24,813

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(614)	$(1,013)

Capital expenditures by segment are as follows:

Radio Broadcasting	$642	$152
Reach Media	47	12
Digital	400	380
Cable Television	62	57
Corporate/Eliminations	252	563
Consolidated	$1,403	$1,164

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$86,061	$85,965
Reach Media	25,743	22,899
Digital	15,110	14,705
Cable Television	94,253	93,014
Corporate/Eliminations*	(1,147)	(1,756)
Consolidated	$220,020	$214,827

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$57,652	$56,216
Reach Media	21,791	20,959
Digital	14,638	19,467
Cable Television	50,863	49,276
Corporate/Eliminations	12,755	13,689
Consolidated	$157,699	$159,607

Depreciation and Amortization:
Radio Broadcasting	$1,719	$1,718
Reach Media	118	126
Digital	921	953
Cable Television	8,477	13,113
Corporate/Eliminations	623	626
Consolidated	$11,858	$16,536

Impairment of Long-Lived Assets:
Radio Broadcasting	$3,800	$6,556
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$3,800	$6,556

Operating income (loss):
Radio Broadcasting	$22,890	$21,475
Reach Media	3,834	1,814
Digital	(449)	(5,715)
Cable Television	34,913	30,625
Corporate/Eliminations	(14,525)	(16,071)
Consolidated	$46,663	$32,128

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(1,147)	$(1,756)

Capital expenditures by segment are as follows:

Radio Broadcasting	$863	$569
Reach Media	66	46
Digital	718	760
Cable Television	158	99
Corporate/Eliminations	305	604
Consolidated	$2,110	$2,078

	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$736,859	$717,400
Reach Media	34,877	34,388
Digital	27,012	24,389
Cable Television	409,403	402,511
Corporate/Eliminations	61,157	58,721
Consolidated	$1,269,308	$1,237,409

8.	COMMITMENTS AND CONTINGENCIES:

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

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2019, the Company had letters of credit totaling $828,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

On July 1, 2019, the Company authorized repurchases up to $800,000 through December 31, 2019.

Since July 1, 2019 and through July 29, 2019, the Company repurchased 291,077 shares of Class D common stock in the amount of $644,000 at an average price of $2.21 per share and repurchased 6,204 shares of Class A common stock in the amount of $14,000 at an average price of $2.20 per share.

On June 12, 2019, the Compensation Committee awarded Catherine Hughes, Chairperson, 393,685 restricted shares of the Company’s Class D common stock, and stock options to purchase 174,971 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and will vest on January 6, 2020.

On June 12, 2019, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 656,142 restricted shares of the Company’s Class D common stock, and stock options to purchase 291,619 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and will vest on January 6, 2020.

On June 12, 2019, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 224,654 restricted shares of the Company’s Class D common stock, and stock options to purchase 99,846 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and will vest on January 6, 2020.

On June 12, 2019, the Compensation Committee awarded David Kantor, Chief Executive Officer – Radio Division, 195,242 restricted shares of the Company’s Class D common stock, and stock options to purchase 86,774 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and will vest on January 6, 2020.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018

Radio broadcasting segment	40.6%	40.3%	39.1%	40.0%

Reach Media segment	15.4%	14.2%	11.7%	10.7%

Digital segment	6.3%	5.7%	6.9%	6.8%

Cable television segment	38.2%	40.6%	42.8%	43.3%

Corporate/eliminations	(0.5)%	(0.8)%	(0.5)%	(0.8)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018

Percentage of core radio business generated from local advertising	55.6%	59.4%	58.7%	60.3%

Percentage of core radio business generated from national advertising, including network advertising	35.8%	35.4%	35.7%	35.9%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$52,194	$48,880	$3,314	6.8%
Political Advertising	317	1,182	(865)	(73.2)
Digital Advertising	7,663	6,559	1,104	16.8
Cable Television Advertising	19,816	18,118	1,698	9.4
Cable Television Affiliate Fees	26,599	28,020	(1,421)	(5.1)
Event Revenues & Other	14,982	12,447	2,535	20.4
Net Revenue (as reported)	$121,571	$115,206	$6,365	5.5%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(Unaudited) (In thousands)

Net Revenue:
Radio Advertising	$94,607	$93,502	$1,105	1.2%
Political Advertising	441	1,383	(942)	(68.1)
Digital Advertising	15,100	14,705	395	2.7
Cable Television Advertising	40,009	37,054	2,955	8.0
Cable Television Affiliate Fees	54,074	55,269	(1,195)	(2.2)
Event Revenues & Other	15,789	12,914	2,875	22.3
Net Revenue (as reported)	$220,020	$214,827	$5,193	2.4%

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

 Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except margin data)
	(Unaudited)

Net revenue	$121,571	$115,206	$220,020	$214,827
Broadcast and digital operating income	46,344	44,341	80,835	76,838
Broadcast and digital operating income margin	38.1%	38.5%	36.7%	35.8%
Consolidated net income (loss) attributable to common stockholders	$6,591	$23,590	$(72)	$1,035

The reconciliation of net income (loss) to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, unaudited)

Consolidated net income (loss) attributable to common stockholders	$6,591	$23,590	$(72)	$1,035
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(63)	(17)	(86)	(161)
Interest expense	22,003	19,155	44,154	38,436
Provision for (benefit from) income taxes	3,118	(15,581)	5,366	(2,741)
Corporate selling, general and administrative, excluding stock-based compensation	8,214	10,155	17,803	19,117
Stock-based compensation	200	1,125	711	2,501
Gain on retirement of debt	—	(626)	—	(865)
Other income, net	(1,649)	(2,014)	(3,370)	(3,915)
Depreciation and amortization	3,584	8,248	11,858	16,536
Impairment of long-lived assets	3,800	—	3,800	6,556
Noncontrolling interests in income of subsidiaries	546	306	671	339
Broadcast and digital operating income	$46,344	$44,341	$80,835	$76,838

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$6,591	$23,590	$(72)	$1,035
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(63)	(17)	(86)	(161)
Interest expense	22,003	19,155	44,154	38,436
Provision for (benefit from) income taxes	3,118	(15,581)	5,366	(2,741)
Depreciation and amortization	3,584	8,248	11,858	16,536
EBITDA	$35,233	$35,395	$61,220	$53,105
Stock-based compensation	200	1,125	711	2,501
Gain on retirement of debt	—	(626)	—	(865)
Other income, net	(1,649)	(2,014)	(3,370)	(3,915)
Noncontrolling interests in income of subsidiaries	546	306	671	339
Employment Agreement Award, incentive plan award expenses and other compensation	806	2,285	2,713	3,873
Contingent consideration from acquisition	90	(79)	167	1,451
Severance-related costs	401	801	822	999
Impairment of long-lived assets	3,800	—	3,800	6,556
Cost method investment income	1,628	1,794	3,358	3,432
Adjusted EBITDA	$41,055	$38,987	$70,092	$67,476

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 (In thousands)

	Three Months Ended June 30,
	2019	2018	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$121,571	$115,206	$6,365	5.5%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,497	30,375	122	0.4
Selling, general and administrative, excluding stock-based compensation	44,730	40,490	4,240	10.5
Corporate selling, general and administrative, excluding stock-based compensation	8,214	10,155	(1,941)	(19.1)
Stock-based compensation	200	1,125	(925)	(82.2)
Depreciation and amortization	3,584	8,248	(4,664)	(56.5)
Impairment of long-lived assets	3,800	—	3,800	100.0
Total operating expenses	91,025	90,393	632	0.7
Operating income	30,546	24,813	5,733	23.1
Interest income	63	17	46	270.6
Interest expense	22,003	19,155	2,848	14.9
Gain on retirement of debt	—	(626)	(626)	(100.0)
Other income, net	(1,649)	(2,014)	(365)	(18.1)
Income before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	10,255	8,315	1,940	23.3
Provision for (benefit from) income taxes	3,118	(15,581)	18,699	120.0
Consolidated net income	7,137	23,896	(16,759)	(70.1)
Net income attributable to noncontrolling interests	546	306	240	78.4
Net income attributable to common stockholders	$6,591	$23,590	$(16,999)	(72.1)%

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$121,571	$115,206	$6,365	5.5%

During the three months ended June 30, 2019, we recognized approximately $121.6 million in net revenue compared to approximately $115.2 million during the same period in 2018. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment increased 6.2% compared to the same period in 2018. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) increased 2.4% in total revenues. We experienced net revenue declines most significantly in our Charlotte, Cincinnati, Columbus, and Richmond markets, with our Atlanta, Cleveland, Houston, Raleigh and Washington DC markets experiencing growth for the quarter. We recognized approximately $46.4 million of revenue from our cable television segment during the three months ended June 30, 2019, compared to approximately $46.8 million for the same period in 2018, with an increase primarily in advertising sales, which was offset by a decline in affiliate sales and other revenue. Net revenue from our Reach Media segment increased 14.6% for the quarter ended June 30, 2019, compared to the same period in 2018 due primarily to higher special event revenue. The “Tom Joyner Fantastic Voyage” took place during the second quarters of 2019 and 2018 and generated revenue of approximately $10.4 million and $9.3 million, respectively for Reach Media. In addition, the Tom Joyner One More Time Experience, a multi-city tour event for 2019 added revenue for the quarter. Finally, net revenues for our digital segment increased 17.0% for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to increases in direct and indirect revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$30,497	$30,375	$122	0.4%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the three months ended June 30, 2019, compared to the same period in 2018 is primarily to higher expenses at our radio broadcasting and cable television segments, which was partially offset by a decrease in expenses at our Reach Media and digital segments.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$44,730	$40,490	$4,240	10.5%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expenses for the three months ended June 30, 2019, compared to the same period in 2018 is primarily from special events that occurred during the quarter at our radio broadcasting and Reach Media segments. The “Tom Joyner Fantastic Voyage” took place during the second quarters of 2019 and 2018 and generated expenses of approximately $8.7 million and $7.6 million, respectively for Reach Media. There was also an increase in selling, general and administrative expenses at our television broadcasting segment due to timing of certain marketing campaigns. These increases were partially offset by a decrease in expenses at our digital segment.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$8,214	$10,155	$(1,941)	(19.1)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate selling, general and administrative expenses was due to lower incentive-based payroll costs at our cable television segment and a decrease in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$200	$1,125	$(925)	(82.2)%

The decrease in stock-based compensation for the three months ended June 30, 2019, compared to the same period in 2018, is primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$3,584	$8,248	$(4,664)	(56.5)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2019, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$3,800	$—	$3,800	100.0%

The impairment of long-lived assets for the three months ended June 30, 2019, was related to a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$22,003	$19,155	$2,848	14.9%

Interest expense increased to approximately $22.0 million for the three months ended June 30, 2019, compared to approximately $19.2 million for the same period in 2018, due to higher interest rates on lower overall debt balances outstanding as well as the adoption of ASC 842. During the quarter ended June 30, 2019, upon adoption of ASC 842, the Company recorded interest expense of approximately $1.4 million on its operating leases. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and a new $50.0 million loan secured by its interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par, with the remaining balance of the 2020 Notes being repurchased in February 2019.

Gain on retirement of debt

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$—	$(626)	$(626)	(100.0)%

 There was a gain on retirement of debt of $626,000 for the three months ended June 30, 2018, due to the redemption of approximately $14.0 million of our 2020 Notes at a discount.

Other income, net

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$(1,649)	$(2,014)	$(365)	(18.1)%

Other income, net, was approximately $1.6 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively. We recognized other income in the amount of approximately $1.6 million and $1.8 million, for the three months ended June 30, 2019 and 2018, respectively, related to our MGM investment. In addition, we recognized $202,000 in other income for the three months ended June 30, 2018 related to the deferred gain on sale lease-back transaction. Upon adoption of ASC 842 on January 1, 2019, the unamortized portion of this deferred gain, net of tax, was recognized as a cumulative adjustment to equity and will no longer be recognized ratably into income.

Provision for (benefit from) income taxes

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$3,118	$(15,581)	$18,699	120.0%

The Company is using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. For the three months ended June 30, 2019, we recorded a provision for income taxes of approximately $3.1 million on pre-tax income from continuing operations of approximately $10.3 million, which results in a tax rate of 30.4%. This tax rate is based on an estimated annual effective tax rate of 30.9%. For the three months ended June 30, 2018, we recorded a benefit from income taxes of approximately $15.6 million on pre-tax income from continuing operations of approximately $8.3 million, which results in a tax rate of (187.4)%. This tax rate is based on an estimated annual effective tax rate of (95.0)% and a discrete tax provision benefit adjustment of approximately $3.2 million related to state rate and legislative changes.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2019	2018
$546	$306	$240	78.4%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $46.3 million for the three months ended June 30, 2019, compared to approximately $44.3 million for the comparable period in 2018, an increase of approximately $2.0 million or 4.5%. The increase was primarily due to higher broadcast and digital operating income at our radio broadcasting, digital and Reach Media segments, which was partially offset by lower broadcast and digital operating income at our cable television segment. Our radio broadcasting segment generated approximately $18.6 million of broadcast and digital operating income during the quarter ended June 30, 2019, compared to approximately $17.6 million during the quarter ended June 30, 2018, an increase of approximately $1.0 million, primarily due to increased revenues. Reach Media generated approximately $4.0 million of broadcast and digital operating income during the quarter ended June 30, 2019, compared to approximately $2.7 million during the quarter ended June 30, 2018. The increase in Reach Media’s broadcast and digital operating income is primarily due to increased performance at special events. Our digital segment generated $591,000 of broadcast and digital operating income during the quarter ended June 30, 2019, compared to approximately $2.4 million of broadcast and digital operating loss during the quarter ended June 30, 2018. The increase in our digital segment’s broadcast and digital operating income is primarily due to increased revenues and decreased selling, general and administrative expenses. Finally, TV One generated approximately $23.3 million of broadcast and digital operating income during the quarter ended June 30, 2019, compared to approximately $26.4 million during the quarter ended June 30, 2018, with the decrease primarily due to lower revenues and higher expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 38.1% for the three months ended June 30, 2019, from 38.5% for the comparable period in 2018. The margin decrease was primarily attributable to higher broadcast and digital operating income as noted above.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 (In thousands)

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$220,020	$214,827	$5,193	2.4%
Operating expenses:
Programming and technical, excluding stock-based compensation	61,427	62,522	(1,095)	(1.8)
Selling, general and administrative, excluding stock-based compensation	77,758	75,467	2,291	3.0
Corporate selling, general and administrative, excluding stock-based compensation	17,803	19,117	(1,314)	(6.9)
Stock-based compensation	711	2,501	(1,790)	(71.6)
Depreciation and amortization	11,858	16,536	(4,678)	(28.3)
Impairment of long-lived assets	3,800	6,556	(2,756)	(42.0)
Total operating expenses	173,357	182,699	(9,342)	(5.1)
Operating income	46,663	32,128	14,535	45.2
Interest income	86	161	(75)	(46.6)
Interest expense	44,154	38,436	5,718	14.9
Gain on retirement of debt	—	(865)	(865)	(100.0)
Other income, net	(3,370)	(3,915)	(545)	(13.9)
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	5,965	(1,367)	7,332	536.4
Provision for (benefit from) income taxes	5,366	(2,741)	8,107	295.8
Consolidated net income	599	1,374	(775)	(56.4)
Net income attributable to noncontrolling interests	671	339	332	97.9
Net (loss) income attributable to common stockholders	$(72)	$1,035	$(1,107)	(107.0)%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$220,020	$214,827	$5,193	2.4%

During the six months ended June 30, 2019, we recognized approximately $220.0 million in net revenue compared to approximately $214.8 million during the same period in 2018. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the six months ended June 30, 2019, increased 0.1% from the same period in 2018. Based on reports prepared by Miller Kaplan, the markets we operate in increased 1.5% in total revenues. We experienced net revenue growth most significantly in our Atlanta, Raleigh, and Washington, DC markets; however, this growth was offset by declines most significantly in our Charlotte, Cincinnati, Columbus, Detroit, Indianapolis, Philadelphia, and Richmond markets. Reach Media’s net revenues increased 12.4% for the six months ended June 30, 2019, compared to the same period in 2018, due primarily to increased performance at special events. We recognized approximately $94.3 million and $93.0 million of revenue from our cable television segment during the six months ended June 30, 2019, and 2018, respectively, due primarily to higher advertising sales which was partially offset by lower affiliate sales. Net revenue for our digital segment increased $405,000 for the six months ended June 30, 2019, compared to the same period in 2018.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$61,427	$62,522	$(1,095)	(1.8)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the six months ended June 30, 2019, compared to the same period in 2018 is primarily to lower expenses in our Reach Media and digital segments, which was partially offset by an increase in expense at our radio broadcasting and cable television segments. Our digital segment generated a decrease of approximately $1.3 million for the six months ended June 30, 2019, compared to the same period in 2018 due primarily to lower payroll costs.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$77,758	$75,467	$2,291	3.0%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expense for the six months ended June 30, 2019, compared to the same period in 2018, is primarily driven by lower expenses at our digital segment, which is offset by an increase in expenses at our radio broadcasting, Reach Media, and cable television segments.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$17,803	$19,117	$(1,314)	(6.9)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was a decrease in corporate selling, general and administrative expenses at our cable television segment due to a decrease in incentive-based payroll costs.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$711	$2,501	$(1,790)	(71.6)%

The decrease in stock-based compensation for the six months ended June 30, 2019, compared to the same period in 2018, is primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$11,858	$16,536	$(4,678)	(28.3)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2019, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$3,800	$6,556	$(2,756)	(42.0)%

The impairment of long-lived assets for the six months ended June 30, 2019, was related to a non-cash impairment charge recorded to reduce the carrying value of our Detroit radio broadcasting licenses. The impairment of long-lived assets for the six months ended June 30, 2018, was related to a non-cash impairment charge of approximately $2.7 million recorded to reduce the carrying value of our Charlotte goodwill balance and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$44,156	$38,436	$5,718	14.9%

Interest expense increased to approximately $44.2.0 million for the six months ended June 30, 2019, compared to approximately $38.4 million for the same period in 2018, due to higher interest rates on lower overall debt balances outstanding as well as the adoption of ASC 842. During the six months ended June 30, 2019, upon adoption of ASC 842, the Company recorded interest expense of approximately $2.7 million on its operating leases. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and a new $50.0 million loan secured by its interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par, with the remaining balance of the 2020 Notes being repurchased in February 2019.

(Gain) loss on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$—	$(865)	$(865)	(100.0)%

There was a gain on retirement of debt of $865,000 for the six months ended June 30, 2018, due to the redemption of approximately $25 million of our 2020 Notes at a discount.

Other income, net

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$(3,370)	$(3,915)	$(545)	(13.9)%

Other income, net decreased to approximately $3.3 million for the three months ended June 30, 2019, compared to approximately $3.9 million for the same period in 2018. We recognized other income in the amount of approximately $3.4 million and $3.4 million, for the six months ended June 30, 2019 and 2018, respectively, related to our MGM investment. In addition, we recognized $405,000 in other income for the three months ended June 30, 2018 related to the deferred gain on sale lease-back transaction. Upon adoption of ASC 842 on January 1, 2019, the unamortized portion of this deferred gain, net of tax, was recognized as a cumulative adjustment to equity and will no longer be recognized ratably into income.

Provision for (benefit from) income taxes

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$5,366	$(2,741)	$8,107	295.8%

For the six months ended June 30, 2019, we recorded a provision for income taxes of approximately $5.4 million on a pre-tax income from continuing operations of approximately $6.0 million, which results in a tax rate of 90.0%. This tax rate is based on an estimated annual effective rate of 30.9% and a discrete tax provision adjustment of approximately $3.5 million related to state rate and legislative changes. For the six months ended June 30, 2018, we recorded a benefit from income taxes of approximately $2.7 million on a pre-tax loss from continuing operations of approximately $1.4 million, which results in a tax rate of 200.6%. This tax rate is based on an estimated annual effective rate of (95.0)% and a discrete tax provision adjustment of approximately $4.0 million related to state rate and legislative changes.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$671	$339	$332	97.9%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the six months ended June 30, 2019, versus the same period in 2018.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $80.8 million for the six months ended June 30, 2019, compared to approximately $76.8 million for the comparable period in 2018, an increase of approximately $4.0 million or 5.2%. This increase was due to higher broadcast and digital operating income at our Reach Media and digial segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting and cable television segments. Our radio broadcasting segment generated approximately $28.6 million of broadcast and digital operating income during the six months ended June 30, 2019, compared to approximately $30.1 million during the six months ended June 30, 2018, a decrease of approximately $1.5 million, primarily due to an increase in selling, general and adminstrative expenses. Reach Media generated approximately $5.4 million of broadcast and digital operating income during the six months ended June 30, 2019, compared to approximately $3.5 million during the six months ended June 30, 2018, due primarily to an increase in revenues. Our digital segment generated $501,000 of broadcast and digital operating income during the six months ended June 30, 2019, compared to approximately $4.7 million of broadcast and digital operating loss during the six months ended June 30, 2018. The increase in our digital segment’s broadcast and digital operating income is primarily due to overall lower expenses. Finally, TV One generated approximately $46.5 million of broadcast and digital operating income during the six months ended June 30, 2019, compared to approximately $47.9 million during the six months ended June 30, 2018, with the decrease due primarily to higher expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 36.7% for the six months ended June 30, 2019, compared to 35.8% for the comparable period in 2018. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources.

As of June 30, 2019, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of June 30, 2019		Covenant Limit		Excess Coverage

Interest Coverage
Covenant EBITDA / Interest Expense	1.97	x	1.25	x	0.72	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.75	x	5.85	x	1.10	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of June 30, 2019, ratios calculated in accordance with the 2018 Credit Facility were as follows:

	As of June 30, 2019		Covenant Limit		Excess Coverage

Total Gross Leverage
Consolidated Indebtedness / Covenant EBITDA	6.11	x	8.00	x	1.89	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2018 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2019:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

2017 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$316.2	6.44%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	347.1	7.375%
2018 Credit Facility, net of original issue discount and issuance costs (fixed rate)	173.6	12.875%
MGM National Harbor Loan, net of original issue discount and issuance costs (fixed rate, including PIK)	48.7	11.0%
Asset-backed credit facility (variable rate)(1)	9.0	6.0%

(1)	Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2019 and 2018, respectively:

	2019	2018
	(In thousands)

Net cash flows provided by operating activities	$28,199	$33,832
Net cash flows used in investing activities	$(2,110)	$(2,078)
Net cash flows used in financing activities	$(26,648)	$(32,646)

Net cash flows provided by operating activities were approximately $28.2 million and $33.8 million for the six months ended June 30, 2019 and 2018, respectively. Net cash flow from operating activities for the six months ended June 30, 2019, decreased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and higher payments for content assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $2.1 million for each of the six months ended June 30, 2019 and 2018, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $2.1 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively.

Net cash flows used in financing activities were approximately $26.6 million and $32.6 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, we repaid approximately $29.7 million and $25.8 million in outstanding debt, respectively. We received net proceeds of approximately $9.0 million on our ABL Facility during the six months ended June 30, 2019. We repurchased approximately $4.3 million and $4.6 million of our Class A and Class D Common Stock during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company distributed $649,000 and $506,000, respectively of contingent consideration related to the Moguldom acquisition. Reach Media paid approximately $1.0 million and $801,000, respectively in dividends to noncontrolling interest shareholders during the six months ended June 30, 2019 and 2018.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2019, we had approximately $583.7 million in broadcast licenses and $245.6 million in goodwill, which totaled $829.3 million, and represented approximately 65.3% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

During the six months ended June 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. For the six months ended June 30, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

During the quarter ended June 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Valuation of Goodwill

We did not identify any impairment indicators at any of our reportable segments for the three months ended June 30, 2019. During the quarter ended March 31, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the six months ended June 30, 2019, management continues to weigh sufficient positive evidence to conclude that it is more likely than not the net DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur in some years in the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative pre-tax income or loss position over the most recent three year period. Historically, the Company has maintained a full valuation against the net DTAs, principally due to a cumulative pre-tax loss over the most recent three year period. During the year ended December 31, 2018, the Company achieved three years of cumulative pre-tax income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets. The Company continues to maintain three years of rolling cumulative pre-tax income as of June 30, 2019.

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

As of January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, using the modification retrospective transition method. Prior comparative periods will be not be restated under this new standard and therefore those amounts are not presented below. The Company adopted a package of practical expedients as allowed by the transition guidance which permits the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

ASC 842 results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of right of use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases. Upon adoption of ASC 842, deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. The adoption of this standard resulted in the Company recording an increase in ROU assets of approximately $49.8 million and an increase in lease liabilities of approximately $54.1 million. Approximately $4.3 million in deferred rent was also reclassified from liabilities to offset the applicable ROU asset. The tax impact of ASC 842, which primarily consisted of deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with ASC Topic 840 were recognized as part of the cumulative-effect adjustment to retained earnings, resulting in an increase to retained earnings, net of tax, of approximately $5.8 million.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of June 30, 2019:

	Payments Due by Period
Contractual Obligations	Remainder of 2019	2020	2021	2022	2023	2024 and Beyond	Total
	(In thousands)
7.375% Senior Secured Notes(1)	$12,906	$25,813	$25,813	$357,529	$—	$—	$422,061
2017 Credit facility(2)	12,429	24,868	24,963	24,689	316,378	—	403,327
2018 Credit facility(2)	18,748	40,529	38,023	148,318	—	—	245,618
Other operating contracts/agreements(3)	42,568	32,542	26,472	16,158	11,951	45,915	175,606
Operating lease obligations	6,584	12,673	11,090	10,098	8,632	16,078	65,155
MGM National Harbor Loan	2,823	5,866	6,104	65,026	—	—	79,819
Total	$96,058	$142,291	$132,465	$621,818	$336,961	$61,993	$1,391,586

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of June 30, 2019.

(2)	Includes interest obligations based on effective interest rate, and projected interest expense on credit facilities outstanding as of June 30, 2019.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $112.1 million has not been recorded on the balance sheet as of June 30, 2019, as it does not meet recognition criteria. Approximately $3.7 million relates to certain commitments for content agreements for our cable television segment, approximately $17.8 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of June 30, 2019, the Company had letters of credit totaling $828,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

August 2, 2019

