Form 10-Q/A
period 2019-03-31
URBAN ONE, INC.
filed 2019-11-12
CIK 1041657

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Urban One, Inc. ("Urban One" or the “Company”) for the quarter ended March 31, 2019, as originally filed with the Securities and Exchange Commission on May 10, 2019 (the "Original Filing"). This Amended Form 10-Q amends the Original Filing to reflect the correction of an error in the previously-reported unaudited consolidated financial statements related to the Company’s recording of an out-of-period tax provision adjustment of approximately $3.4 million during the quarter ended March 31, 2019. See Note 1(b) to the Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

This Amended 10-Q does not reflect events occurring after the filing of the original Form 10-Q and does not modify or update the disclosure in the original 10-Q, other than for (i) the changes noted above; (ii) the evaluation and current developments of controls and procedures in Item 4; and (iii) the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002.

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(In thousands, except share data)
	(Restated)

NET REVENUE	$98,449	$99,621
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $20 and $0, respectively	30,950	32,147
Selling, general and administrative, including stock-based compensation of $111 and $258, respectively	33,139	35,235
Corporate selling, general and administrative, including stock-based compensation of $380 and $1,118, respectively	9,969	10,080
Depreciation and amortization	8,274	8,288
Impairment of long-lived assets	—	6,556
Total operating expenses	82,332	92,306
Operating income	16,117	7,315
INTEREST INCOME	23	144
INTEREST EXPENSE	22,151	19,281
GAIN ON RETIREMENT OF DEBT	—	(239)
OTHER INCOME, net	(1,721)	(1,901)
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(4,290)	(9,682)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,311)	12,840
CONSOLIDATED NET LOSS	(2,979)	(22,522)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	125	33
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,104)	$(22,555)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.07)	$(0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	45,001,767	46,757,386

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
	(In thousands)
	(Restated)

COMPREHENSIVE LOSS	$(2,979)	$(22,522)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	125	33
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,104)	$(22,555)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,809	$15,255
Restricted cash	636	635
Trade accounts receivable, net of allowance for doubtful accounts of $8,592 and $8,249, respectively	101,099	110,354
Prepaid expenses	13,235	9,775
Current portion of content assets	37,857	33,951
Other current assets	4,696	3,229
Total current assets	163,332	173,199
CONTENT ASSETS, net	79,885	77,266
PROPERTY AND EQUIPMENT, net	25,589	26,088
GOODWILL	245,572	245,572
RIGHT OF USE ASSETS	47,910	—
RADIO BROADCASTING LICENSES	600,134	600,134
OTHER INTANGIBLE ASSETS, net	63,107	70,091
OTHER ASSETS	46,060	45,059
Total assets	$1,271,589	$1,237,409
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,561	$7,331
Accrued interest	13,082	6,887
Accrued compensation and related benefits	7,145	15,033
Current portion of content payables	21,505	18,870
Current portion of lease liabilities	7,682	—
Other current liabilities	32,012	24,451
Current portion of long-term debt	20,626	38,706
Total current liabilities	109,613	111,278
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	870,946	873,757
CONTENT PAYABLES, net of current portion	19,218	18,381
LONG-TERM LEASE LIABILITIES	44,835	—
OTHER LONG-TERM LIABILITIES	26,748	35,716
DEFERRED TAX LIABILITIES, net	12,331	12,904
Total liabilities	1,083,691	1,052,036

REDEEMABLE NONCONTROLLING INTERESTS	10,401	10,232

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2019 and 2018	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,615,092 and 1,637,472 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2019 and December 31, 2018	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of March 31, 2019 and December 31, 2018	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 38,420,499 and 38,845,917 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	38	39
Additional paid-in capital	978,286	978,628
Accumulated deficit	(800,835)	(803,534)
Total stockholders’ equity	177,497	175,141
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,271,589	$1,237,409

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
	(Restated)
BALANCE, as of December 31, 2018	$—	$2	$3	$3	$39	$978,628	$(799,975)	$178,700
Correction of tax adjustment error - see footnote 1 (b)	—	—	—	—	—	—	(3,559)	(3,559)
BALANCE, as of December 31, 2018 (As Revised)	$—	$2	$3	$3	$39	$978,628	$(803,534)	$175,141
Consolidated net loss	—	—	—	—	—	—	(3,104)	(3,104)
Repurchase of 22,380 shares of Class A common stock and 1,220,657 shares of Class D common stock	—	—	—	—	(1)	(2,447)	—	(2,448)
Adoption of ASC 842	—	—	—	—	—	—	5,803	5,803
Exercise of options for 15,000 shares of common stock	—	—	—	—	—	29	—	29
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(44)	—	(44)
Issuance of 755,239 shares of Class D common stock	—	—	—	—	—	1,609	—	1,609
Stock-based compensation expense	—	—	—	—	—	511	—	511
BALANCE, as of March 31, 2019	$—	$2	$3	$3	$38	$978,286	$(800,835)	$177,497

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
	(Unaudited)
	(In thousands)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,979)	$(22,522)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,274	8,288
Amortization of debt financing costs	943	715
Amortization of content assets	11,759	11,267
Amortization of launch assets	257	105
Deferred income taxes	(573)	12,857
Non-cash interest expense	483	—
Impairment of long-lived assets	—	6,556
Stock-based compensation	511	1,376
Gain on retirement of debt	—	(239)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	9,255	13,415
Prepaid expenses and other current assets	(3,702)	(1,781)
Other assets	(1,001)	8
Accounts payable	230	(531)
Accrued interest	6,195	117
Accrued compensation and related benefits	(7,888)	108
Other liabilities	9,303	2,910
Payments for content assets	(14,812)	(10,645)
Net cash flows provided by operating activities	16,255	22,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(707)	(914)
Net cash flows used in investing activities	(707)	(914)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(824)	(875)
Distribution of contingent consideration	(279)	(195)
Repayment of Comcast Note	(11,872)	—
Proceeds of Asset-backed credit facility	3,000	—
Repayment of 2018 credit facility	(10,562)	—
Proceeds from exercise of stock options	29	—
Repayment of 2020 Notes	(2,037)	(10,788)
Repurchase of common stock	(2,448)	(2,951)
Net cash flows used in financing activities	(24,993)	(14,809)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,445)	6,281
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,890	37,811
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$6,445	$44,092

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,200	$18,447
Income taxes, net of refunds	$91	$748

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock	$1,609	$—

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

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

(b)	Interim Financial Statements and Restatement

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

Restatement of Financial Statements:

The Company previously recorded a tax provision adjustment related to deferred tax assets of approximately $3.4 million during the three month period ended March 31, 2019 relating to the fourth quarter of 2018. The Company has determined that correcting the error in the three month period ended March 31, 2019 materially misstated the statement of operations for this period. Therefore, the Company is restating its previously reported March 31, 2019 consolidated financial statements to correct this error by revising retained earnings and long-term deferred tax liabilities as of January 1, 2019 by approximately $3.6 million ($3.4 million adjustment discussed above in addition to a $200,000 adjustment identified during the third quarter of 2019 relating to the December 31, 2018 period) to correct the prior period financial statements. The financial statements as of and for the year ended December 31, 2018 will not be restated as management has determined that the impact of this error is immaterial to the 2018 consolidated financial statements filed in our 2018 Form 10-K. However, the December 31, 2018 balance sheet presented in these consolidated financial statements has been revised to give effect to the correction of the immaterial error. The Company will correct the error by adjusting the prior period financial statements along with disclosure of the error correction in its 2019 Form 10-K.

The impact on the financial statements is as follows (in thousands):

Statement of Operations
	For The Three Months Ended March 31, 2019
	As Previously Reported	Adjustments	Restated

Provision For (Benefit From) Income Taxes	$2,248	$(3,559)	$(1,311)
Consolidated Net Loss	$(6,538)	$3,559	$(2,979)
Net Loss Attributable to Common Stockholders	$(6,663)	$3,559	$(3,104)

Basic and Diluted Net Loss Attributable to Common Stockholders	$(0.15)	$0.08	$(0.07)

Statement of Comprehensive Loss
	For The Three Months Ended March 31, 2019
	As Previously Reported	Adjustments	Restated

Comprehensive Loss	$(6,538)	$3,559	$(2,979)
Comprehensive Loss Attributable To Common Stockholders	$(6,663)	3,559	(3,104)

Statement of Cash Flows
	For The Three Months Ended March 31, 2019
	As Previously Reported	Adjustments	Restated

Consolidated Net Loss	$(6,538)	$3,559	$(2,979)
Adjustments to reconcile net income to cash provided by operating activities - Deferred income taxes	2,986	(3,559)	(573)

The revision to the opening balance of retained earnings as of January 1, 2019 is reflected in the statement of changes in stockholders’ equity. This adjustment had no impact on net cash flows provided by (used in) operating, investing or financing activities.

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
	(Unaudited)
	(In thousands)
	(Restated)
Numerator:
Net loss attributable to common stockholders	$(3,104)	$(22,555)
Denominator:
Denominator for basic net loss per share – weighted-average outstanding shares	45,001,767	46,757,386
Effect of dilutive securities:
Stock options and restricted stock	—	—
Denominator for diluted net loss per share – weighted-average outstanding shares	45,001,767	46,757,386

Net loss attributable to common stockholders per share – basic and diluted	$(0.07)	$(0.48)

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

The Company uses the estimated annual effective tax rate method under ASC 740-270, “ Interim Reporting ” to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $1.3 million (as restated) on a pre-tax loss from continuing operations of approximately $4.3 million for the three months ended March 31, 2019, which results in a tax rate of approximately 30.6%. This tax rate is based on an estimated annual effective rate of 29.4%.

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

The only portion of Management’s Discussion and Analysis which differs from our original Form 10-Q filed on May 10, 2019 relates to the changes resulting from the tax provision adjustment as discussed in Note 1 (b) of the footnotes to the consolidated financial statements included as part of this filing.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except margin data)
	(Restated)

Net revenue	$98,449	$99,621
Broadcast and digital operating income	34,491	32,497
Broadcast and digital operating income margin	35.0%	32.6%
Consolidated net loss attributable to common stockholders	$(3,104)	$(22,555)

The reconciliation of net loss to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
	(Restated)
Consolidated net loss attributable to common stockholders	$(3,104)	$(22,555)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(23)	(144)
Interest expense	22,151	19,281
(Benefit from) provision for income taxes	(1,311)	12,840
Corporate selling, general and administrative, excluding stock-based compensation	9,589	8,962
Stock-based compensation	511	1,376
Gain on retirement of debt	—	(239)
Other income, net	(1,721)	(1,901)
Depreciation and amortization	8,274	8,288
Noncontrolling interests in income of subsidiaries	125	33
Impairment of long-lived assets	—	6,556
Broadcast and digital operating income	$34,491	$32,497

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
	(Restated)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(3,104)	$(22,555)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(23)	(144)
Interest expense	22,151	19,281
(Benefit from) provision for income taxes	(1,311)	12,840
Depreciation and amortization	8,274	8,288
EBITDA	$25,987	$17,710
Stock-based compensation	511	1,376
Gain on retirement of debt	—	(239)
Other income, net	(1,721)	(1,901)
Noncontrolling interests in income of subsidiaries	125	33
Impairment of long-lived assets	—	6,556
Employment Agreement Award, incentive plan award expenses and other compensation	1,909	1,588
Contingent consideration from acquisition	77	1,530
Severance-related costs	420	198
Cost method investment income	1,729	1,638
Adjusted EBITDA	$29,037	$28,489

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 (In thousands)

	Three Months Ended March 31,
	2019	2018	Increase/(Decrease)
	(Unaudited)
	(Restated)

Statements of Operations:
Net revenue	$98,449	$99,621	$(1,172)	(1.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,930	32,147	(1,217)	(3.8)
Selling, general and administrative, excluding stock-based compensation	33,028	34,977	(1,949)	(5.6)
Corporate selling, general and administrative, excluding stock-based compensation	9,589	8,962	627	7.0
Stock-based compensation	511	1,376	(865)	(62.9)
Depreciation and amortization	8,274	8,288	(14)	(0.2)
Impairment of long-lived assets	—	6,556	(6,556)	(100.0)
Total operating expenses	82,332	92,306	(9,974)	(10.8)
Operating income	16,117	7,315	8,802	120.3
Interest income	23	144	(121)	(84.0)
Interest expense	22,151	19,281	2,870	14.9
Gain on retirement of debt	—	(239)	(239)	(100.0)
Other income, net	(1,721)	(1,901)	180	9.5
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(4,290)	(9,682)	(5,392)	(55.7)
(Benefit from) provision for income taxes	(1,311)	12,840	(14,151)	(110.2)
Consolidated net loss	(2,979)	(22,522)	(19,543)	(86.8)
Net income attributable to noncontrolling interests	125	33	92	278.8
Net loss attributable to common stockholders	$(3,104)	$(22,555)	$(19,451)	(86.2)%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$98,449	$99,621	$(1,172)	(1.2)%

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

Provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2019	2018
$(1,311)	$12,840	$(14,151)	(110.2)%

The Company is using the estimated annual effective tax rate method under ASC 740-270, “ Interim Reporting ” to calculate the provision for income taxes. During the three months ended March 31, 2019, we recorded a benefit from income taxes of approximately $1.3 million (as restated) on a pre-tax loss from continuing operations of approximately $4.3 million, which results in a tax rate of 30.6%. This tax rate is based on an estimated annual effective tax rate of 29.7%. For the three months ended March 31, 2018, we recorded a provision for income taxes of approximately $12.8 million on a pre-tax loss from continuing operations of approximately $9.7 million that results in a tax rate of (132.6)%, of which approximately $823,000 in deferred tax benefits are related to state rate and legislative changes.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Form 10-Q/A, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. At the time our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 was filed on May 10, 2019, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019. Subsequent to that evaluation, our CEO and CFO concluded that due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2019.

Identification of Material Weakness

In connection with the identification of an error that resulted in the restatement described in Note 1(b) of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company previously recorded a non-cash tax provision adjustment of approximately $3.4 million during the three month period ended March 31, 2019 relating to the fourth quarter of 2018. The Company has determined that correcting the error in the three month period ended March 31, 2019 materially misstated the statement of operations for this period.

As a result, management has determined that the Company did not maintain effective internal controls over its evaluation and review of the correction of out of period adjustments in its interim financial statements. The deficiency represents a material weakness in the Company’s internal control over financial reporting at March 31, 2019.

Plans for Remediation

We intend to take the following actions to remediate this material weakness:

•	Strengthening the Finance and Accounting functions and engaging additional resources with the appropriate depth of experience for our Finance and Accounting departments

•	Implement a required senior management, legal and accounting review to specifically address all disclosures and related financial information

Management will test the design and operating effectiveness of the newly implemented controls in future periods.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act.  As disclosed in Item 4, management identified a material weakness in our internal control over financial reporting.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control — An Integrated Framework.  We are actively engaged in implementing a remediation plan designed to address this material weakness.  If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2019, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 12, 2019