Form 10-Q/A
period 2019-06-30
URBAN ONE, INC.
filed 2019-11-12
CIK 1041657

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q") amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Urban One, Inc. ("Urban One" or the “Company”) for the quarter ended June 30, 2019, as originally filed with the Securities and Exchange Commission on August 2, 2019 (the "Original Filing"). This Amended Form 10-Q amends the Original Filing to reflect the correction of an error in the previously-reported unaudited consolidated financial statements related to the Company’s recording of an out-of-period tax provision adjustment of approximately $3.4 million during the quarter ended March 31, 2019. See Note 1(b) to the Consolidated Financial Statements included in Item 1 for additional information and a reconciliation of the previously reported amounts to the restated amounts.

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except share data)
			(Restated)

NET REVENUE	$121,571	$115,206	$220,020	$214,827
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $27 and $0, and $47 and $0, respectively	30,524	30,375	61,474	62,522
Selling, general and administrative, including stock-based compensation of $86 and $158, and $197 and $416, respectively	44,816	40,648	77,955	75,883
Corporate selling, general and administrative, including stock-based compensation of $87 and $967, and $467 and $2,085, respectively	8,301	11,122	18,270	21,202
Depreciation and amortization	3,584	8,248	11,858	16,536
Impairment of long-lived assets	3,800	—	3,800	6,556
Total operating expenses	91,025	90,393	173,357	182,699
Operating income	30,546	24,813	46,663	32,128
INTEREST INCOME	63	17	86	161
INTEREST EXPENSE	22,003	19,155	44,154	38,436
GAIN ON RETIREMENT OF DEBT	—	(626)	—	(865)
OTHER INCOME, net	(1,649)	(2,014)	(3,370)	(3,915)
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	10,255	8,315	5,965	(1,367)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	3,118	(15,581)	1,807	(2,741)
CONSOLIDATED NET INCOME	7,137	23,896	4,158	1,374
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	546	306	671	339
CONSOLIDATED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,591	$23,590	$3,487	$1,035

BASIC NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.15	$0.51	$0.08	$0.02

DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.14	$0.49	$0.08	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,061,821	46,033,402	45,175,521	46,321,633
Diluted	45,701,655	48,438,693	45,984,939	48,777,798

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands)
			(Restated)

COMPREHENSIVE INCOME	$7,137	$23,896	$4,158	$1,374
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	546	306	671	339
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,591	$23,590	$3,487	$1,035

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,605	$15,255
Restricted cash	726	635
Trade accounts receivable, net of allowance for doubtful accounts of $7,531 and $8,249, respectively	105,925	110,354
Prepaid expenses	8,700	9,775
Current portion of content assets	34,807	33,951
Other current assets	4,606	3,229
Total current assets	169,369	173,199
CONTENT ASSETS, net	77,895	77,266
PROPERTY AND EQUIPMENT, net	24,254	26,088
GOODWILL	245,572	245,572
RIGHT OF USE ASSETS	49,226	—
RADIO BROADCASTING LICENSES	583,697	600,134
OTHER INTANGIBLE ASSETS, net	60,784	70,091
OTHER ASSETS	58,511	45,059
Total assets	$1,269,308	$1,237,409
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,230	$7,331
Accrued interest	7,554	6,887
Accrued compensation and related benefits	7,926	15,033
Current portion of content payables	20,062	18,870
Current portion of lease liabilities	8,457	—
Other current liabilities	27,134	24,451
Current portion of long-term debt	20,097	38,706
Total current liabilities	98,460	111,278
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	874,499	873,757
CONTENT PAYABLES, net of current portion	16,818	18,381
LONG-TERM LEASE LIABILITIES	45,203	—
OTHER LONG-TERM LIABILITIES	26,508	35,716
DEFERRED TAX LIABILITIES, net	15,446	12,904
Total liabilities	1,076,934	1,052,036

REDEEMABLE NONCONTROLLING INTERESTS	11,168	10,232

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2019 and 2018	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,588,921 and 1,637,472 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2019 and December 31, 2018	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of June 30, 2019 and December 31, 2018	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 37,614,366 and 38,845,917 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	38	39
Additional paid-in capital	975,404	978,628
Accumulated deficit	(794,244)	(803,534)
Total stockholders’ equity	181,206	175,141
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,269,308	$1,237,409

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
	(Restated)
BALANCE, as of December 31, 2018	$—	$2	$3	$3	$39	$978,628	$(799,975)	$178,700
Correction of tax adjustment error - see footnote 1 (b)	—	—	—	—	—	—	(3,559)	(3,559)
BALANCE, as of December 31, 2018 (As Revised)	$—	$2	$3	$3	$39	$978,628	$(803,534)	$175,141
Consolidated net income	—	—	—	—	—	—	3,487	3,487
Repurchase of 48,551 shares of Class A common stock and 2,126,790 shares of Class D common stock	—	—	—	—	(1)	(4,308)	—	(4,309)
Adoption of ASC 842	—	—	—	—	—	—	5,803	5,803
Exercise of options for 15,000 shares of common stock	—	—	—	—	—	29	—	29
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(1,265)	—	(1,265)
Issuance of 755,239 shares of Class D common stock	—	—	—	—	—	1,609	—	1,609
Stock-based compensation expense	—	—	—	—	—	711	—	711
BALANCE, as of June 30, 2019	$—	$2	$3	$3	$38	$975,404	$(794,244)	$181,206

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
	(Unaudited)
	(In thousands)
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,158	$1,374
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,858	16,536
Amortization of debt financing costs	1,907	1,433
Amortization of content assets	23,067	21,841
Amortization of launch assets	515	211
Deferred income taxes	2,542	(2,674)
Non-cash interest expense	987	—
Impairment of long-lived assets	3,800	6,556
Stock-based compensation	711	2,502
Gain on retirement of debt	—	(865)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	4,429	10,613
Prepaid expenses and other current assets	(1,092)	1,585
Other assets	6	(1,547)
Accounts payable	(101)	(231)
Accrued interest	667	(596)
Accrued compensation and related benefits	(7,107)	1,336
Other liabilities	6,775	(1,293)
Payments for content assets	(24,923)	(22,949)
Net cash flows provided by operating activities	28,199	33,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,110)	(2,078)
Net cash flows used in investing activities	(2,110)	(2,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(1,648)	(1,750)
Distribution of contingent consideration	(649)	(506)
Repayment of Comcast Note	(11,872)	—
Proceeds of Asset-backed credit facility, net	9,000	—
Repayment of 2018 credit facility	(14,162)	—
Proceeds from exercise of stock options	29	85
Repayment of 2020 Notes	(2,037)	(24,029)
Payment of dividends to noncontrolling interest members of Reach Media	(1,000)	(801)
Repayment of share-based equity awards	—	(1,077)
Repurchase of common stock	(4,309)	(4,568)
Net cash flows used in financing activities	(26,648)	(32,646)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(559)	(892)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,890	37,811
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$15,331	$36,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$37,836	$37,599
Income taxes, net of refunds	$474	$1,241

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock	$1,609	$—

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

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

Restatement of Financial Statements:

The Company previously recorded a tax provision adjustment related to deferred tax assets of approximately $3.4 million during the three month period ended March 31, 2019 relating to the fourth quarter of 2018. The Company has determined that correcting the error in the three month period ended March 31, 2019 materially misstated the statement of operations for this period. Therefore, the Company is restating its previously reported June 30, 2019 consolidated financial statements to correct this error by revising retained earnings and long-term deferred tax liabilities as of January 1, 2019 by approximately $3.6 million ($3.4 million adjustment discussed above in addition to a $200,000 adjustment identified during the third quarter of 2019 relating to the December 31, 2018 period) to correct the prior period financial statements. The financial statements as of and for the year ended December 31, 2018 will not be restated as management has determined that the impact of this error is immaterial to the 2018 consolidated financial statements filed in our 2018 Form 10-K. However, the December 31, 2018 balance sheet presented in these consolidated financial statements has been revised to give effect to the correction of the immaterial error. The Company will correct the error by adjusting the prior period financial statements along with disclosure of the error correction in its 2019 Form 10-K.

The impact on the financial statements is as follows (in thousands):

Statement of Operations
	For The Six Months Ended June 30, 2019
	As Previously Reported	Adjustments	Restated

Provision For Income Taxes	$5,366	$(3,559)	$1,807
Consolidated Net Income	$599	$3,559	$4,158
Net (Loss) Income Attributable to Common Stockholders	$(72)	$3,559	$3,487

Basic and Diluted Net Income Attributable to Common Stockholders	$0.00	$0.08	$0.08

Weighted Average Share Outstanding
Diluted	45,175,521	809,418	45,984,939

Statement of Comprehensive Income
	For The Six Months Ended June 30, 2019
	As Previously Reported	Adjustments	Restated

Comprehensive Income	$599	$3,559	$4,158
Comprehensive (Loss) Income Attributable To Common Stockholders	$(72)	3,559	3,487

Statement of Cash Flows
	For The Six Months Ended June 30, 2019
	As Previously Reported	Adjustments	Restated

Consolidated Net Income	$599	$3,559	$4,158
Adjustments to reconcile net income to cash provided by operating activities - Deferred income taxes	6,101	(3,559)	2,542

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
	(Unaudited)
	(In Thousands)
			(Restated)
Numerator:
Net income attributable to common stockholders	$6,591	$23,590	$3,487	$1,035
Denominator:
Denominator for basic net income per share - weighted average outstanding shares	45,061,821	46,033,402	45,175,521	46,321,633
Effect of dilutive securities:
Stock options and restricted stock	639,834	2,405,291	809,418	2,456,165
Denominator for diluted net income per share - weighted-average outstanding shares	45,701,655	48,438,693	45,984,939	48,777,798

Net income attributable to common stockholders per share – basic	$0.15	$0.51	$0.08	$0.02
Net income attributable to common stockholders per share –diluted	$0.14	$0.49	$0.08	$0.02

(h)	Fair Value Measurements

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

The Company uses the estimated annual effective tax rate method under ASC 740-270, “ Interim Reporting ” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $1.8 million (as restated) on pre-tax income from continuing operations of approximately $6.0 million for the six months ended June 30, 2019, which results in a tax rate of approximately 30.3%. This tax rate is based on an estimated annual effective rate of 30.9%.

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

The only portion of Management’s Discussion and Analysis which differs from our original Form 10-Q filed on August 2, 2019 relates to the changes resulting from the tax provision adjustment as discussed in Note 1 (b) of the footnotes to the consolidated financial statements included as part of this filing.

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

 Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except margin data)
	(Unaudited)
			(Restated)
Net revenue	$121,571	$115,206	$220,020	$214,827
Broadcast and digital operating income	46,344	44,341	80,835	76,838
Broadcast and digital operating income margin	38.1%	38.5%	36.7%	35.8%
Consolidated net income attributable to common stockholders	$6,591	$23,590	$3,487	$1,035

The reconciliation of net income to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, unaudited)
			(Restated)
Consolidated net income attributable to common stockholders	$6,591	$23,590	$3,487	$1,035
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	(63)	(17)	(86)	(161)
Interest expense	22,003	19,155	44,154	38,436
Provision for (benefit from) income taxes	3,118	(15,581)	1,807	(2,741)
Corporate selling, general and administrative, excluding stock-based compensation	8,214	10,155	17,803	19,117
Stock-based compensation	200	1,125	711	2,501
Gain on retirement of debt	—	(626)	—	(865)
Other income, net	(1,649)	(2,014)	(3,370)	(3,915)
Depreciation and amortization	3,584	8,248	11,858	16,536
Impairment of long-lived assets	3,800	—	3,800	6,556
Noncontrolling interests in income of subsidiaries	546	306	671	339
Broadcast and digital operating income	$46,344	$44,341	$80,835	$76,838

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, unaudited)
			(Restated)
Adjusted EBITDA reconciliation:
Consolidated net income attributable to common stockholders, as reported	$6,591	$23,590	$3,487	$1,035
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	(63)	(17)	(86)	(161)
Interest expense	22,003	19,155	44,154	38,436
Provision for (benefit from) income taxes	3,118	(15,581)	1,807	(2,741)
Depreciation and amortization	3,584	8,248	11,858	16,536
EBITDA	$35,233	$35,395	$61,220	$53,105
Stock-based compensation	200	1,125	711	2,501
Gain on retirement of debt	—	(626)	—	(865)
Other income, net	(1,649)	(2,014)	(3,370)	(3,915)
Noncontrolling interests in income of subsidiaries	546	306	671	339
Employment Agreement Award, incentive plan award expenses and other compensation	806	2,285	2,713	3,873
Contingent consideration from acquisition	90	(79)	167	1,451
Severance-related costs	401	801	822	999
Impairment of long-lived assets	3,800	—	3,800	6,556
Cost method investment income	1,628	1,794	3,358	3,432
Adjusted EBITDA	$41,055	$38,987	$70,092	$67,476

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

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 (In thousands)

	Six Months Ended June 30,
	2019	2018	Increase/(Decrease)
	(Unaudited)
	(Restated)
Statements of Operations:
Net revenue	$220,020	$214,827	$5,193	2.4%
Operating expenses:
Programming and technical, excluding stock-based compensation	61,427	62,522	(1,095)	(1.8)
Selling, general and administrative, excluding stock-based compensation	77,758	75,467	2,291	3.0
Corporate selling, general and administrative, excluding stock-based compensation	17,803	19,117	(1,314)	(6.9)
Stock-based compensation	711	2,501	(1,790)	(71.6)
Depreciation and amortization	11,858	16,536	(4,678)	(28.3)
Impairment of long-lived assets	3,800	6,556	(2,756)	(42.0)
Total operating expenses	173,357	182,699	(9,342)	(5.1)
Operating income	46,663	32,128	14,535	45.2
Interest income	86	161	(75)	(46.6)
Interest expense	44,154	38,436	5,718	14.9
Gain on retirement of debt	—	(865)	(865)	(100.0)
Other income, net	(3,370)	(3,915)	(545)	(13.9)
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	5,965	(1,367)	7,332	536.4
Provision for (benefit from) income taxes	1,807	(2,741)	4,548	165.9
Consolidated net income	4,158	1,374	2,784	202.6
Net income attributable to noncontrolling interests	671	339	332	97.9
Net income attributable to common stockholders	$3,487	$1,035	$2,452	236.9%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$220,020	$214,827	$5,193	2.4%

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

Provision for (benefit from) income taxes

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$1,807	$(2,741)	$4,548	165.9%

For the six months ended June 30, 2019, we recorded a provision for income taxes of approximately $1.8 million (as restated) on a pre-tax income from continuing operations of approximately $6.0 million, which results in a tax rate of 30.3%. This tax rate is based on an estimated annual effective rate of 30.9%. For the six months ended June 30, 2018, we recorded a benefit from income taxes of approximately $2.7 million on a pre-tax loss from continuing operations of approximately $1.4 million, which results in a tax rate of 200.6%. This tax rate is based on an estimated annual effective rate of (95.0)% and a discrete tax provision adjustment of approximately $4.0 million related to state rate and legislative changes.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2019	2018
$671	$339	$332	97.9%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the six months ended June 30, 2019, versus the same period in 2018.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $80.8 million for the six months ended June 30, 2019, compared to approximately $76.8 million for the comparable period in 2018, an increase of approximately $4.0 million or 5.2%. This increase was due to higher broadcast and digital operating income at our Reach Media and digital segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting and cable television segments. Our radio broadcasting segment generated approximately $28.6 million of broadcast and digital operating income during the six months ended June 30, 2019, compared to approximately $30.1 million during the six months ended June 30, 2018, a decrease of approximately $1.5 million, primarily due to an increase in selling, general and administrative expenses. Reach Media generated approximately $5.4 million of broadcast and digital operating income during the six months ended June 30, 2019, compared to approximately $3.5 million during the six months ended June 30, 2018, due primarily to an increase in revenues. Our digital segment generated $501,000 of broadcast and digital operating income during the six months ended June 30, 2019, compared to approximately $4.7 million of broadcast and digital operating loss during the six months ended June 30, 2018. The increase in our digital segment’s broadcast and digital operating income is primarily due to overall lower expenses. Finally, TV One generated approximately $46.5 million of broadcast and digital operating income during the six months ended June 30, 2019, compared to approximately $47.9 million during the six months ended June 30, 2018, with the decrease due primarily to higher expenses.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Form 10-Q/A, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. At the time our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 was filed on August 2, 2019, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019. Subsequent to that evaluation, our CEO and CFO concluded that due to the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2019.

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

As a result, management has determined that the Company did not maintain effective internal controls over its evaluation and review of the correction of out of period adjustments in its interim financial statements. The deficiency represents a material weakness in the Company’s internal control over financial reporting at June 30, 2019.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2019, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 12, 2019

