Form 10-Q
period 2019-09-30
URBAN ONE, INC.
filed 2019-11-12
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2019
Class A Common Stock, $.001 Par Value	1,582,375
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	38,648,059

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except share data)
NET REVENUE	$111,055	$110,730	$331,075	$325,557
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $23 and $30, and $70 and $30, respectively	30,412	30,982	91,886	93,504
Selling, general and administrative, including stock-based compensation of $263 and $166, and $460 and $582, respectively	36,125	36,530	114,080	112,413
Corporate selling, general and administrative, including stock-based compensation of $1,595 and $938, and $2,062 and $3,023, respectively	9,458	2,784	27,728	23,986
Depreciation and amortization	2,593	8,333	14,451	24,869
Impairment of long-lived assets	—	—	3,800	6,556
Total operating expenses	78,588	78,629	251,945	261,328
Operating income	32,467	32,101	79,130	64,229
INTEREST INCOME	45	33	131	194
INTEREST EXPENSE	21,589	18,987	65,743	57,423
GAIN ON RETIREMENT OF DEBT	—	(120)	—	(985)
OTHER INCOME, net	(1,299)	(1,935)	(4,669)	(5,850)
Income before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	12,222	15,202	18,187	13,835
PROVISION FOR (BENEFIT FROM) INCOME TAXES	6,535	(8,173)	8,342	(10,914)
CONSOLIDATED NET INCOME	5,687	23,375	9,845	24,749
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	328	331	999	670
CONSOLIDATED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,359	$23,044	$8,846	$24,079

BASIC NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.12	$0.51	$0.20	$0.52

DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.12	$0.49	$0.19	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,315,077	45,128,341	44,912,673	45,946,820
Diluted	46,118,702	47,462,358	46,965,245	48,376,362

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands)
COMPREHENSIVE INCOME	$5,687	$23,375	$9,845	$24,749
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	328	331	999	670
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,359	$23,044	$8,846	$24,079

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,360	$15,255
Restricted cash	543	635
Trade accounts receivable, net of allowance for doubtful accounts of $6,965 and $8,249, respectively	103,096	110,354
Prepaid expenses	9,595	9,775
Current portion of content assets	32,289	33,951
Other current assets	4,790	3,229
Total current assets	181,673	173,199
CONTENT ASSETS, net	74,454	77,266
PROPERTY AND EQUIPMENT, net	24,583	26,088
GOODWILL	245,572	245,572
RIGHT OF USE ASSETS	47,949	—
RADIO BROADCASTING LICENSES	583,697	600,134
OTHER INTANGIBLE ASSETS, net	59,428	70,091
OTHER ASSETS	44,145	45,059
Total assets	$1,261,501	$1,237,409
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,259	$7,331
Accrued interest	14,616	6,887
Accrued compensation and related benefits	8,495	15,033
Current portion of content payables	15,914	18,870
Current portion of lease liabilities	8,926	—
Other current liabilities	24,985	24,451
Current portion of long-term debt	22,981	38,706
Total current liabilities	101,176	111,278
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	856,189	873,757
CONTENT PAYABLES, net of current portion	14,390	18,381
LONG-TERM LEASE LIABILITIES	43,560	—
OTHER LONG-TERM LIABILITIES	25,480	35,716
DEFERRED TAX LIABILITIES, net	21,778	12,904
Total liabilities	1,062,573	1,052,036

REDEEMABLE NONCONTROLLING INTERESTS	9,247	10,232

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,582,576 and 1,637,472 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2019 and December 31, 2018	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of September 30, 2019 and December 31, 2018	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 38,652,083 and 38,845,917 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	39	39
Additional paid-in capital	978,519	978,628
Accumulated deficit	(788,885)	(803,534)
Total stockholders’ equity	189,681	175,141
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,261,501	$1,237,409

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2018	$—	$2	$3	$3	$39	$978,628	$(799,975)	$178,700
Correction of tax adjustment	—	—	—	—	—	—	(3,559)	(3,559)
BALANCE, as of December 31, 2018 (As Revised)	$—	$2	$3	$3	$39	$978,628	$(803,534)	$175,141
Consolidated net income	—	—	—	—	—	—	8,846	8,846
Repurchase of 54,896 shares of Class A common stock and 2,588,796 shares of Class D common stock	—	—	—	—	(2)	(5,321)	—	(5,323)
Adoption of ASC 842	—	—	—	—	—	—	5,803	5,803
Exercise of options for 15,000 shares of common stock	—	—	—	—	—	29	—	29
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	984	—	984
Issuance of 755,239 shares of Class D common stock	—	—	—	—	—	1,609	—	1,609
Stock-based compensation expense	—	—	—	—	2	2,590	—	2,592
BALANCE, as of September 30, 2019	$—	$2	$3	$3	$39	$978,519	$(788,885)	$189,681

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$9,845	$24,749
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,451	24,869
Amortization of debt financing costs	2,893	2,151
Amortization of content assets	34,167	32,315
Amortization of launch assets	772	317
Deferred income taxes	8,874	(10,732)
Non-cash interest expense	1,513	—
Impairment of long-lived assets	3,800	6,556
Stock-based compensation	2,592	3,635
Gain on retirement of debt	—	(985)
Effect of change in operating assets and liabilities, net of assets acquired:		—
Trade accounts receivable	7,258	5,297
Prepaid expenses and other current assets	(2,567)	(101)
Other assets	914	(1,172)
Accounts payable	(2,072)	(2,394)
Accrued interest	7,729	164
Accrued compensation and related benefits	(6,538)	1,171
Other liabilities	4,057	(5,254)
Payments for content assets	(36,640)	(36,416)
Net cash flows provided by operating activities	51,048	44,170
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,947)	(3,719)
Proceeds from sale of radio station	13,500	12,791
Acquisition of station and broadcasting assets	—	(4,763)
Net cash flows provided by investing activities	9,553	4,309
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(2,473)	(2,625)
Distribution of contingent consideration	(658)	(752)
Repayment of Comcast Note	(11,872)	—
Proceeds of Asset-backed credit facility, net	—	—
Repayment of 2018 credit facility	(21,254)	—
Proceeds from exercise of stock options	29	85
Repayment of 2020 Notes	(2,037)	(28,892)
Payment of dividends to noncontrolling interest members of Reach Media	(1,000)	(801)
Repayment of share-based equity awards	—	(1,077)
Repurchase of common stock	(5,323)	(6,130)
Net cash flows used in financing activities	(44,588)	(40,192)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16,013	8,287
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,890	37,811
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$31,903	$46,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$49,512	$55,108
Income taxes, net of refunds	$458	$1,289

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock	$1,609	$—
Purchases of property and equipment	$—	$329

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2019, we owned and/or operated 58 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius, Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Certain reclassifications have been made to prior year sources of revenue to conform to the current year presentation as disclosed in Note 1 (d) – Revenue Recognition. These reclassifications had no effect on any other previously reported or consolidated total net revenue, net income or loss or any other statement of operations, balance sheet or cash flow amounts.

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K.

(c)	Financial Instruments

Financial instruments as of September 30, 2019 and December 31, 2018, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2019 and December 31, 2018, except for the Company’s long-term debt. The 9.25% Senior Subordinated Notes, which were due in February 2020 (the “2020 Notes”) had a carrying value of approximately $2.0 million and fair value of approximately $2.0 million as of December 31, 2018. On January 17, 2019, the Company announced that it had given the required notice under the indenture governing its 2020 Notes to redeem for cash all outstanding aggregate principal amount of its Notes to the extent outstanding on February 15, 2019.  On February 15, 2019, the remaining 2020 Notes were redeemed. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in March 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $343.0 million as of September 30, 2019. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $332.5 million as of December 31, 2018. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $321.5 million and fair value of approximately $310.5 million as of September 30, 2019, and had a carrying value of approximately $323.9 million and fair value of approximately $305.8 million as of December 31, 2018. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $170.7 million and fair value of approximately $174.2 million as of September 30, 2019, and had a carrying value of approximately $192.0 million and fair value of approximately $195.9 million as of December 31, 2018. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a new $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $51.6 million and fair value of approximately $57.8 million as of September 30, 2019, and had a carrying value of approximately $50.1 million and fair value of approximately $56.1 million as of December 31, 2018. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a fair value and carrying value of approximately $11.9 million as of December 31, 2018. On February 15, 2019, the Comcast Note was paid in full and retired. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. There was no balance outstanding on the Company’s asset-backed credit facility (the “ABL Facility”) as of September 30, 2019 and December 31, 2018.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $6.2 million and $6.0 million for the three months ended September 30, 2019 and 2018, respectively. Agency and outside sales representative commissions were approximately $17.2 million in each of the nine months ended September 30, 2019 and 2018.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $3.4 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively. Agency and outside sales representative commissions were approximately $10.9 million and $10.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, unaudited)
Net Revenue:
Radio Advertising	$50,813	$51,293	$144,958	$144,358
Political Advertising	300	917	741	2,300
Digital Advertising	8,171	8,734	23,270	23,439
Cable Television Advertising	20,649	19,157	60,658	56,211
Cable Television Affiliate Fees	25,330	26,244	79,404	81,513
Event Revenues & Other	5,792	4,385	22,044	17,736
Net Revenue (as reported)	$111,055	$110,730	$331,075	$325,557

If economic conditions change, or other adverse factors outside our control arise, our operations could be negatively impacted.

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at September 30, 2019, December 31, 2018 and September 30, 2018 were as follows:

	September 30, 2019	December 31, 2018	September 30, 2018
	(Unaudited)	(In thousands)	(Unaudited)
Contract assets:
Unbilled receivables	$5,968	$3,425	$4,268

Contract liabilities:
Customer advances and unearned income	$3,403	$3,766	$4,588
Unearned event income	3,831	3,864	3,163

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2019, $250,000 and approximately $2.3 million, respectively, was recognized as revenue during the three and nine months ended September 30, 2019. For customer advances and unearned income as of January 1, 2018, $241,000 and approximately $2.0 million was recognized as revenue during the three and nine months ended September 30, 2018, respectively. For unearned event income as of January 1, 2019, approximately $3.9 million was recognized during the three and nine months ended September 30, 2019, as the event took place during the second quarter of 2019.  For unearned event income as of January 1, 2018, approximately $4.1 million was recognized during the nine months ended September 30, 2018, as the event took place during the second quarter of 2018.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, there was a non-cash launch support addition of $976,000 for carriage initiation. The weighted-average amortization period for launch support was approximately 7.8 years as of September 30, 2019, and approximately 7.8 years as of December 31, 2018. The remaining weighted-average amortization period for launch support was 5.3 years and 6.1 years as of September 30, 2019 and December 31, 2018, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended September 30, 2019 and 2018, launch support asset amortization of $106,000 and $106,000, respectively, was recorded as a reduction of revenue, and $151,000 and $0, respectively, was recorded as an operating expense in selling, general and administrative expenses. For the nine months ended September 30, 2019 and 2018, launch support asset amortization of $317,000 and $317,000, respectively, was recorded as a reduction of revenue, and $455,000 and $0, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2019 and 2018, barter transaction revenues were $574,000 and $713,000, respectively. Additionally, for the three months ended September 30, 2019 and 2018, barter transaction costs were reflected in programming and technical expenses of $424,000 and $673,000, respectively, and selling, general and administrative expenses of $150,000 and $40,000, respectively. For the nine months ended September 30, 2019 and 2018, barter transaction revenues were approximately $1.7 million and $2.2 million, respectively. Additionally, for the nine months ended September 30, 2019 and 2018, barter transaction costs were reflected in programming and technical expenses of approximately $1.3 million and $2.1 million, respectively, and selling, general and administrative expenses of $451,000 and $121,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $2.0 million for the nine months ended September 30, 2018, as final reporting became available. As settlement of this agreement, the Company will receive approximately $2.0 million in marketing services that will be utilized in future periods.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
	(In Thousands)
Numerator:
Net income attributable to common stockholders	$5,359	$23,044	$8,846	$24,079
Denominator:
Denominator for basic net income per share - weighted average outstanding shares	44,315,077	45,128,341	44,912,673	45,946,820
Effect of dilutive securities:
Stock options and restricted stock	1,803,625	2,334,017	2,052,572	2,429,542
Denominator for diluted net income per share - weighted-average outstanding shares	46,118,702	47,462,358	46,965,245	48,376,362

Net income attributable to common stockholders per share – basic	$0.12	$0.51	$0.20	$0.52
Net income attributable to common stockholders per share – diluted	$0.12	$0.49	$0.19	$0.50

(h)	Fair Value Measurements

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

As of September 30, 2019, and December 31, 2018, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2019
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,155	—	—	$2,155
Employment agreement award (b)	26,374	—	—	26,374
Total	$28,529	$—	$—	$28,529

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$9,247	$—	$—	$9,247

As of December 31, 2018
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,831	—	—	$2,831
Employment agreement award (b)	25,660	—	—	25,660
Total	$28,491	$—	$—	$28,491

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,232	$—	$—	$10,232

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

There were no transfers in or out of Level 1, 2, or 3 during the nine months ended September 30, 2019. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)
Balance at December 31, 2018	$2,831	$25,660	$10,232
Net income attributable to noncontrolling interests	—	—	999
Distribution	(895)	(2,861)	—
Dividends paid to noncontrolling interests	—	—	(1,000)
Change in fair value	219	3,575	(984)
Balance at September 30, 2019	$2,155	$26,374	$9,247

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$(219)	$(3,575)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three and nine months ended September 30, 2019 and 2018. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three and nine months ended September 30, 2019 and 2018.

		Significant	As of September 30, 2019	As of December 31, 2018
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
Contingent consideration	Monte Carlo Simulation	Expected volatility	26.4%	34.6%
Contingent consideration	Monte Carlo Simulation	Discount Rate	14.5%	15.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.5%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. For the nine months ended September 30, 2019, the Company recorded an impairment charge of approximately $3.8 million related to its Detroit market radio broadcasting licenses. The Company concluded these assets were not impaired during the three months ended September 30, 2019. For the nine months ended September 30, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and also a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. The Company concluded these assets were not impaired during the three months ended September 30, 2018.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of September 30, 2019, dollars in thousands:

Operating Lease Cost (Cost resulting from lease payments)	$9,642
Variable Lease Cost (Cost excluded from lease payments)	116
Total Lease Cost	$9,758

Operating Lease - Operating Cash Flows (Fixed Payments)	$10,010
Operating Lease - Operating Cash Flows (Liability Reduction)	$6,653

Weighted Average Lease Term - Operating Leases	5.83 years
Weighted Average Discount Rate - Operating Leases	11.00%

As of September 30, 2019, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining three months ending December 31, 2019	$3,229
2020	13,268
2021	12,479
2022	11,657
2023	9,963
Thereafter	19,837
Total future lease payments	70,433
Imputed interest	(17,947)
Total	$52,486

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $1.8 million and $1.7 million, for the three months ended September 30, 2019 and 2018, respectively, and approximately $5.2 million and $5.1 million, for the nine months ended September 30, 2019 and 2018, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the MGM National Harbor Loan (as defined in Note 4 – Long-Term Debt.)

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company recorded an impairment and recorded additional amortization expense of $602,000 as a result of evaluating its contracts for recoverability for the three and nine months ended September 30, 2019. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the nine months ended September 30, 2018. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at September 30, 2019, and December 31, 2018, to be approximately $26.4 million and $25.7 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was $860,000 and approximately $(6.6) million for the three months ended September 30, 2019, and 2018, respectively, and was approximately $3.6 million and $(3.7) million for the nine months ended September 30, 2019 and 2018, respectively.

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

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreements under which the Fantastic Voyage® operates provide that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus for the cruise. Distributions from operating income or operating revenues, depending upon the year, are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating income to Reach, with the balance remaining with the Foundation. For years 2020 through 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® may not exceed $1.7 million in 2018 and 2019, nor $1.75 million in 2020 and thereafter. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage®-related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related customer cabin sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case that party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of September 30, 2019 and December 31, 2018, the Foundation owed Reach Media approximately $2.1 million and $208,000, respectively, under the agreements for the operations on the cruises.

For the nine months ended September 30, 2019, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $10.4 million, $8.7 million, and $1.7 million, respectively, and for the nine months ended September 30, 2018, approximately $9.3 million, $7.6 million, and $1.7 million, respectively. The Fantastic Voyage took place during the second quarters of both 2019 and 2018.

Additionally, Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of September 30, 2019, and December 31, 2018, the Foundation owed $32,000 and $34,000, respectively, to Reach Media.

Karen Wishart is employed as an Executive Vice President, Chief Administrative Officer of the Company and as a Vice President of each of the Company's subsidiaries. Ms. Wishart owns a controlling interest in a temporary staffing and recruiting services firm. Subsequent to Ms. Wishart’s hiring on October 2, 2017, on a limited basis, the staffing firm can continue to provide new staffing and/or recruiting services to the Company. However, the staffing firm will only be reimbursed for direct expenses actually incurred. During the three months ended September 30, 2019 and 2018 and during the nine months ended September 30, 2019, the Company did not pay any amount to the staffing and recruiting services firm. During the nine months ended September 30, 2018, the Company paid the staffing and recruiting services firm $25,000.

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

On August 31, 2019, the Company closed on its previously announced sale of assets of its Detroit, Michigan radio station, WDMK-FM and three translators W228CJ, W252BX, and W260CB for approximately $13.5 million to Beasley Broadcast Group, Inc. The Company recognized a loss of $509,000 on the sale of the station during the quarter ended September 30, 2019.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

During the second and third quarters of 2018, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2018. There was no impairment identified as part of the testing performed during the quarter ended September 30, 2018. During the nine months ended September 30, 2018, the Company also recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarter ended September 30, 2018.

Radio Broadcasting	September 30,
Licenses	2018 (a)
Pre-tax impairment charge (in millions)	$—

Discount Rate	9.0%
Year 1 Market Revenue Growth Rate Range	0.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%
Mature Market Share Range	6.8% – 14.3%
Operating Profit Margin Range	29.8% – 35.1%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

We did not identify any impairment indicators at any of our reportable segments for the three months ended September 30, 2019.

During the second and third quarters of 2018, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of September 30, 2018. No goodwill impairment was identified during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2018.

Goodwill (Radio Market	September 30,
Reporting Units)	2018 (a)
Pre-tax impairment charge (in millions)	$–

Discount Rate	9.0%
Year 1 Market Revenue Growth Rate Range	1.2% – 35.2%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%
Mature Market Share Range	9.0% – 15.6%
Operating Profit Margin Range	21.7% – 31.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Accumulated impairment losses	(101,848)	(16,114)	(14,545)	—	(132,507)
Net goodwill at September 30, 2019	$53,152	$14,354	$13,022	$165,044	$245,572

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
2018 Credit Facility	$170,746	$192,000
MGM National Harbor Loan	51,578	50,066
2017 Credit Facility	321,453	323,926
9.25% Senior Subordinated Notes due February 2020	—	2,037
7.375% Senior Secured Notes due April 2022	350,000	350,000
Asset-backed credit facility	—	—
Comcast Note due April 2019	—	11,872
Total debt	893,777	929,901
Less: current portion of long-term debt	22,981	38,706
Less: original issue discount and issuance costs	14,607	17,438
Long-term debt, net	$856,189	$873,757

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

The Company is required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company is also required to use 75% of excess cash flow (“ECF payment”) as defined in the 2018 Credit Facility, which exclude any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par. During the three and nine months September 30, 2019, the Company repaid approximately $7.1 million and $21.3 million, respectively, under the 2018 Credit Facility. Included in the repayments made during the quarter ended September 30, 2019 was approximately $3.5 million in ECF payments in accordance with the agreement.

The 2018 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company's total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021 and 6.75 to 1.00 in 2022. As of September 30, 2019, the Company was in compliance with all of its financial covenants under the 2018 Credit Facility.

As of September 30, 2019, the Company had outstanding approximately $170.7 million on its 2018 Credit Facility. The original issue discount in the amount of approximately $3.8 million and associated debt issuance costs in the amount of $875,000 has been reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended September 30, 2019 and 2018, was $986,000 and $718,000, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the nine months ended September 30, 2019 and 2018, was approximately $2.9 million and $2.2 million, respectively.

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

As of September 30, 2019, the Company had outstanding approximately $51.6 million on its MGM National Harbor Loan. The original issue discount in the amount of approximately $1.0 million and associated debt issuance costs in the amount of approximately $1.7 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 2022 Notes (as defined below). At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 6.41% for 2019 and was 5.82% for 2018.

The 2017 Credit Facility is (i) guaranteed by each entity that guarantees the Company’s 2022 Notes on a pari passu basis with the guarantees of the 2022 Notes and (ii) secured on a pari passu basis with the Company’s 2022 Notes. The Company’s obligations under the 2017 Credit Facility are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by certain notes priority collateral, and (ii) on a second priority basis by collateral for the Company’s asset-backed line of credit.

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During the three and nine months ended September 30, 2019, the Company repaid $824,000 and approximately $2.5 million, respectively, under the 2017 Credit Facility. During the three and nine months ended September 30, 2018, the Company repaid $875,000 and approximately $2.6 million, respectively, under the 2017 Credit Facility.

The 2017 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications) which may be more restrictive than those governing the 2022 Notes. The 2017 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company’s interest expense coverage ratio (defined as the ratio of consolidated EBITDA to consolidated interest expense) to be greater than or equal to 1.25 to 1.00 and its total senior secured leverage ratio (defined as the ratio of consolidated net senior secured indebtedness to consolidated EBITDA) to be less than or equal to 5.85 to 1.00.

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

As of September 30, 2019, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of September 30, 2019, the Company had outstanding approximately $321.5 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. See Note 9 – Subsequent Events. As of September 30, 2019, the Company had letters of credit totaling $848,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes were scheduled to mature on February 15, 2020. Interest accrued at the rate of 9.25% per annum and was payable semiannually in arrears on February 15 and August 15 in the initial amount of approximately $15.5 million, which commenced on August 15, 2014. The 2020 Notes were guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par. During the quarter ended December 31, 2018, the Company recorded a loss on retirement of debt of approximately $2.8 million. This amount includes a write-off of previously capitalized debt financing costs and original issue discount associated with the 2020 Notes in the amount of $649,000 and also includes approximately $2.1 million associated with the premium paid to the bondholders. During the quarter ended September 30, 2018, the Company repurchased approximately $5.0 million of its 2020 Notes at an average price of approximately 97.25% of par. The Company recorded a net gain on retirement of debt of $120,000 for the quarter ended September 30, 2018. During the quarter ended June 30, 2018, the Company repurchased approximately $14.0 million of its 2020 Notes at an average price of approximately 95.125% of par. The Company recorded a net gain on retirement of debt of $626,000 for the quarter ended June 30, 2018. During the quarter ended March 31, 2018, the Company repurchased approximately $11 million of its 2020 Notes at an average price of approximately 97.375% of par. The Company recorded a net gain on retirement of debt of $239,000 for the quarter ended March 31, 2018. As of September 30, 2019 and December 31, 2018, the Company had approximately $0 and $2.0 million, respectively, of our 2020 Notes outstanding.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of September 30, 2019 and as of December 31, 2018, the Company did not have any borrowings outstanding on its ABL Facility.

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

The ABL Facility matures five years from the effective date, and as such, the maturity date is April 21, 2021.

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

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of September 30, 2019, are as follows:

	2018 Credit Facility	MGM National Harbor Loan	Asset-backed Credit Facility	2017 Credit Facility	7.38% Senior Secured Notes due April 2022	Total
	(In thousands)
October - December 2019	$3,600	—	—	$824	$—	$4,424
2020	20,884	—	—	3,297	—	24,181
2021	19,200	—	—	3,297	—	22,497
2022	127,062	51,578	—	3,297	350,000	531,937
2023	—	—	—	310,738	—	310,738
2024 and thereafter	—	—	—	—	—	—
Total Debt	$170,746	$51,578	—	$321,453	$350,000	$893,777

5.	INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $8.3 million on pre-tax income from continuing operations of approximately $18.2 million for the nine months ended September 30, 2019, which results in a tax rate of approximately 45.9%. This tax rate is based on an estimated annual effective rate of 35.5%. The Company recorded discrete tax provision expense of approximately $1.9 million primarily due to provision to return adjustments related to state apportionment.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continues to evaluate the realizability of its net deferred tax assets by assessing the likely future tax consequences of events that have been realized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2019, the Company believes it is more likely than not that these deferred tax assets will be realized.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. On May 5, 2018, the Company authorized repurchases of up to $5.0 million through December 31, 2018. In addition, on December 20, 2018, the Company authorized repurchases up to $1.0 million through December 31, 2019 and on May 10, 2019, the Company authorized repurchases up to $2.0 million through December 31, 2019. On July 1, 2019, the Company authorized repurchases up to $800,000 through December 31, 2019. As of September 30, 2019, there was no amount remaining under any of these authorizations with respect to the Company’s Class A and Class D common stock. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended September 30, 2019, the Company repurchased 6,345 shares of Class A common stock in the amount of $14,000 at an average price of $2.20 per share and repurchased 448,742 shares of Class D common stock in the amount of $975,000 at an average price of $2.17 per share.  During the three months ended September 30, 2018, the Company repurchased 3,928 shares of Class A common stock in the amount of $9,000 at an average price of $2.26 per share and repurchased 702,282 shares of Class D common stock in the amount of approximately $1.5 million at an average price of $2.15 per share.  During the nine months ended September 30, 2019, the Company repurchased 54,896 shares of Class A common stock in the amount of $120,000 at an average price of $2.19 per share and repurchased 1,709,315 shares of Class D common stock in the amount of approximately $3.5 million at an average price of $2.06 per share. During the nine months ended September 30, 2018, the Company repurchased 4,160 shares of Class A common stock in the amount of $9,000 at an average price of $2.26 per share and repurchased 2,463,350 shares of Class D common stock in the amount of approximately $5.1 million at an average price of $2.05 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended September 30, 2019, the Company executed a Stock Vest Tax Repurchase of 13,264 shares of Class D Common Stock in the amount of $25,000 at an average price of $1.87 per share. During the three months ended September 30, 2018, the Company executed a Stock Vest Tax Repurchase of 20,787 shares of Class D Common Stock in the amount of $44,000 at an average price of $2.10 per share. During the nine months ended September 30, 2019, the Company executed a Stock Vest Tax Repurchase of 871,383 shares of Class D Common Stock in the amount of approximately $1.7 million at an average price of $1.94 per share. During the nine months ended September 30, 2018, the Company executed a Stock Vest Tax Repurchase of 599,224 shares of Class D Common Stock in the amount of approximately $1.1 million at an average price of $1.82 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (“the 2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year.  On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares.  Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. As of September 30, 2019, 3,247,067 shares of Class D common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

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

Stock-based compensation expense for the three months ended September 30, 2019 and 2018, was approximately $1.9 million and $1.1 million, respectively, and for the nine months ended September 30, 2019 and 2018, was approximately $2.6 million and $3.6 million, respectively.

The Company granted 653,210 stock options stock options during the three and nine months ended September 30, 2019. The Company did not grant stock options during the three months ended September 30, 2018 and granted 732,869 stock options during the nine months ended September 30, 2018.

Transactions and other information relating to stock options for the nine months ended September 30, 2019, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,569,000	$2.12	7.19	$130,000
Grants	653,000	$2.17
Exercised	15,000	$1.90
Forfeited/cancelled/expired/settled	10,000	$1.90
Balance as of September 30, 2019	4,197,000	$2.13	6.95	$296,000
Vested and expected to vest at September 30, 2019	4,143,000	$2.13	6.93	$295,000
Unvested at September 30, 2019	835,000	$2.11	9.36	$4,000
Exercisable at September 30, 2019	3,362,000	$2.13	6.35	$292,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2019, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2019. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the three months ended September 30, 2019 and there were 15,000 options exercised during the nine months ended September 30, 2019. There were no options exercised during the three months ended September 30, 2018 and there were 58,190 options exercised during the nine months ended September 30, 2018. No options vested during the three months ended September 30, 2019 and 834,530 options vested during the nine months ended September 30, 2019. No options vested during the three months ended September 30, 2018 and 831,937 options vested during the nine months ended September 30, 2018.

As of September 30, 2019, $561,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three months. The weighted-average fair value per share of shares underlying stock options was $1.54 at September 30, 2019.

The Company granted 1,499,723 shares of restricted stock during the three months ended September 30, 2019 and granted 2,379,962 shares of restricted stock during the nine months ended September 30, 2019. Each of the four non-executive directors received 25,000 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 17, 2019. The Company did not grant restricted stock during the three months ended September 30, 2018 and granted 1,758,428 shares of restricted stock during the nine months ended September 30, 2018. Each of the four non-executive directors received 23,256 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 15, 2018. The restricted stock grants for the non-executive directors vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2019, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2018	2,124,000	$1.85
Grants	2,380,000	$2.15
Vested	(2,604,000)	$1.92
Forfeited/cancelled/expired	(37,000)	$2.34
Unvested at September 30, 2019	1,863,000	$2.14

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2019, approximately $2.3 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of five months.

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

Detailed segment data for the three months ended September 30, 2019 and 2018, is presented in the following tables:

	Three Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$46,467	$45,958
Reach Media	10,917	10,822
Digital	8,170	8,749
Cable Television	45,981	45,401
Corporate/Eliminations*	(480)	(200)
Consolidated	$111,055	$110,730

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$28,929	$29,373
Reach Media	8,936	8,740
Digital	7,460	9,363
Cable Television	23,677	22,795
Corporate/Eliminations	6,993	25
Consolidated	$75,995	$70,296

Depreciation and Amortization:
Radio Broadcasting	$791	$872
Reach Media	60	63
Digital	474	482
Cable Television	953	6,577
Corporate/Eliminations	315	339
Consolidated	$2,593	$8,333

Operating income (loss):
Radio Broadcasting	$16,747	$15,713
Reach Media	1,921	2,019
Digital	236	(1,096)
Cable Television	21,351	16,029
Corporate/Eliminations	(7,788)	(564)
Consolidated	$32,467	$32,101

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(480)	$(200)

Capital expenditures by segment are as follows:

Radio Broadcasting	$1,406	$2,663
Reach Media	31	37
Digital	348	327
Cable Television	15	474
Corporate/Eliminations	37	898
Consolidated	$1,837	$4,399

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$132,528	$131,924
Reach Media	36,660	33,721
Digital	23,280	23,454
Cable Television	140,234	138,414
Corporate/Eliminations*	(1,627)	(1,956)
Consolidated	$331,075	$325,557

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$86,580	$85,588
Reach Media	30,727	29,700
Digital	22,099	28,830
Cable Television	74,540	72,072
Corporate/Eliminations	19,748	13,713
Consolidated	$233,694	$229,903

Depreciation and Amortization:
Radio Broadcasting	$2,510	$2,590
Reach Media	178	189
Digital	1,395	1,435
Cable Television	9,430	19,690
Corporate/Eliminations	938	965
Consolidated	$14,451	$24,869

Impairment of Long-Lived Assets:
Radio Broadcasting	$3,800	$6,556
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$3,800	$6,556

Operating income (loss):
Radio Broadcasting	$39,638	$37,190
Reach Media	5,755	3,832
Digital	(214)	(6,811)
Cable Television	56,264	46,652
Corporate/Eliminations	(22,313)	(16,634)
Consolidated	$79,130	$64,229

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(1,627)	$(1,956)

Capital expenditures by segment are as follows:

Radio Broadcasting	$2,269	$3,232
Reach Media	97	83
Digital	1,066	1,087
Cable Television	173	573
Corporate/Eliminations	342	1,502
Consolidated	$3,947	$6,477

	September 30, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$723,861	$717,400
Reach Media	37,831	34,388
Digital	26,262	24,389
Cable Television	398,088	402,511
Corporate/Eliminations	75,459	58,721
Consolidated	$1,261,501	$1,237,409

8.	COMMITMENTS AND CONTINGENCIES:

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

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2019, the Company had letters of credit totaling $848,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 30, 2019. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

9.	SUBSEQUENT EVENTS:

On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. Letters of credit issued under the agreement are required to be collateralized with cash.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
Radio broadcasting segment	41.8%	41.5%	40.0%	40.5%

Reach Media segment	9.8%	9.8%	11.1%	10.4%

Digital segment	7.4%	7.9%	7.0%	7.2%

Cable television segment	41.4%	41.0%	42.4%	42.5%

Corporate/eliminations	(0.4)%	(0.2)%	(0.5)%	(0.6)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
Percentage of core radio business generated from local advertising	57.1%	59.0%	58.1%	59.9%

Percentage of core radio business generated from national advertising, including network advertising	37.8%	36.9%	36.4%	36.2%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$50,813	$51,293	$(480)	(0.9)%
Political Advertising	300	917	(617)	(67.3)
Digital Advertising	8,171	8,734	(563)	(6.4)
Cable Television Advertising	20,649	19,157	1,492	7.8
Cable Television Affiliate Fees	25,330	26,244	(914)	(3.5)
Event Revenues & Other	5,792	4,385	1,407	32.1
Net Revenue (as reported)	$111,055	$110,730	$325	0.3%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$144,958	$144,358	$600	0.4%
Political Advertising	741	2,300	(1,559)	(67.8)
Digital Advertising	23,270	23,439	(169)	(0.7)
Cable Television Advertising	60,658	56,211	4,447	7.9
Cable Television Affiliate Fees	79,404	81,513	(2,109)	(2.6)
Event Revenues & Other	22,044	17,736	4,308	24.3
Net Revenue (as reported)	$331,075	$325,557	$5,518	1.7%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except margin data)
	(Unaudited)
Net revenue	$111,055	$110,730	$331,075	$325,557
Broadcast and digital operating income	44,804	43,414	125,639	120,252
Broadcast and digital operating income margin	40.3%	39.2%	37.9%	36.9%
Consolidated net income attributable to common stockholders	$5,359	$23,044	$8,846	$24,079

The reconciliation of net income to broadcast and digital operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, unaudited)
Consolidated net income attributable to common stockholders	$5,359	$23,044	$8,846	$24,079
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	(45)	(33)	(131)	(194)
Interest expense	21,589	18,987	65,743	57,423
Provision for (benefit from) income taxes	6,535	(8,173)	8,342	(10,914)
Corporate selling, general and administrative, excluding stock-based compensation	7,863	1,846	25,666	20,963
Stock-based compensation	1,881	1,134	2,592	3,635
Gain on retirement of debt	—	(120)	—	(985)
Other income, net	(1,299)	(1,935)	(4,669)	(5,850)
Depreciation and amortization	2,593	8,333	14,451	24,869
Impairment of long-lived assets	—	—	3,800	6,556
Noncontrolling interests in income of subsidiaries	328	331	999	670
Broadcast and digital operating income	$44,804	$43,414	$125,639	$120,252

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net income attributable to common stockholders, as reported	$5,359	$23,044	$8,846	$24,079
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	(45)	(33)	(131)	(194)
Interest expense	21,589	18,987	65,743	57,423
Provision for (benefit from) income taxes	6,535	(8,173)	8,342	(10,914)
Depreciation and amortization	2,593	8,333	14,451	24,869
EBITDA	$36,031	$42,158	$97,251	$95,263
Stock-based compensation	1,881	1,134	2,592	3,635
Gain on retirement of debt	—	(120)	—	(985)
Other income, net	(1,299)	(1,935)	(4,669)	(5,850)
Noncontrolling interests in income of subsidiaries	328	331	999	670
Employment Agreement Award, incentive plan award expenses and other compensation	860	(6,355)	3,576	(2,481)
Contingent consideration from acquisition	53	265	219	1,715
Severance-related costs	358	622	1,178	1,621
Impairment of long-lived assets	—	—	3,800	6,556
Cost method investment income	1,809	1,711	5,167	5,143
Adjusted EBITDA	$40,021	$37,811	$110,113	$105,287

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 (In thousands)

	Three Months Ended September 30,
	2019	2018	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$111,055	$110,730	$325	0.3%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,389	30,952	(563)	(1.8)
Selling, general and administrative, excluding stock-based compensation	35,862	36,364	(502)	(1.4)
Corporate selling, general and administrative, excluding stock-based compensation	7,863	1,846	6,017	325.9
Stock-based compensation	1,881	1,134	747	65.9
Depreciation and amortization	2,593	8,333	(5,740)	(68.9)
Total operating expenses	78,588	78,629	(41)	(0.1)
Operating income	32,467	32,101	366	1.1
Interest income	45	33	12	36.4
Interest expense	21,589	18,987	2,602	13.7
Gain on retirement of debt	—	(120)	(120)	(100.0)
Other income, net	(1,299)	(1,935)	(636)	(32.9)
Income before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	12,222	15,202	(2,980)	(19.6)
Provision for (benefit from) income taxes	6,535	(8,173)	14,708	180.0
Consolidated net income	5,687	23,375	(17,688)	(75.7)
Net income attributable to noncontrolling interests	328	331	(3)	(0.9)
Net income attributable to common stockholders	$5,359	$23,044	$(17,685)	(76.7)%

Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$111,055	$110,730	$325	0.3%

During the three months ended September 30, 2019, we recognized approximately $111.1 million in net revenue compared to approximately $110.7 million during the same period in 2018. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment increased 1.1% compared to the same period in 2018. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) increased 5.1% in total revenues. We experienced net revenue declines most significantly in our Detroit and Indianapolis markets, with our Atlanta, Baltimore, Charlotte, Raleigh, St. Louis, and Washington DC markets experiencing the most significant growth for the quarter. As previously announced, we sold our Detroit WDMK-FM station as of August 31, 2019 and we sold our Detroit WPZR-FM station as of August 8, 2018. We recognized approximately $46.0 million of revenue from our cable television segment during the three months ended September 30, 2019, compared to approximately $45.4 million for the same period in 2018, with an increase primarily in advertising sales, which was partially offset by a decline in affiliate sales. Net revenue from our Reach Media segment increased marginally for the quarter ended September 30, 2019, compared to the same period in 2018. The Tom Joyner One More Time Experience, a multi-city tour event for 2019 added revenue for the quarter. Finally, net revenues for our digital segment decreased 6.6% for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to decreases in direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$30,389	$30,952	$(563)	(1.8)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the three months ended September 30, 2019, compared to the same period in 2018 is primarily to a decrease in expenses at our radio broadcasting, Reach Media and digital segments, which was partially offset by higher expenses at our cable television segment.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$35,862	$36,364	$(502)	(1.4)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expenses for the three months ended September 30, 2019, compared to the same period in 2018 is primarily from a decrease in expenses at our digital segment, which was partially offset by an increase in expenses at our Reach Media segment.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$7,863	$1,846	$6,017	325.9%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in corporate selling, general and administrative expenses was due primarily to an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. The Compensation Committee of the Board of Directors approved the simplified method which eliminated certain assumptions that were historically used in the determination of the fair value of this liability.  The revised methodology resulted in a one-time reduction of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$1,881	$1,134	$747	65.9%

The increase in stock-based compensation for the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$2,593	$8,333	$(5,740)	(68.9)%

The decrease in depreciation and amortization expense for the three months ended September 30, 2019, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$21,589	$18,987	$2,602	13.7%

Interest expense increased to approximately $21.6 million for the three months ended September 30, 2019, compared to approximately $19.0 million for the same period in 2018, due to higher interest rates on lower overall debt balances outstanding as well as the adoption of ASC 842. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and a new $50.0 million loan secured by its interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par, with the remaining balance of the 2020 Notes being repurchased in February 2019. During the quarter ended September 30, 2019, upon adoption of ASC 842, the Company recorded interest expense of approximately $1.3 million on its operating leases.

Gain on retirement of debt

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$—	$(120)	$(120)	(100.0)%

There was a gain on retirement of debt of $120,000 for the three months ended September 30, 2018, due to the redemption of approximately $5.0 million of our 2020 Notes at a discount.

Other income, net

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$(1,299)	$(1,935)	$(636)	(32.9)%

Other income, net, was approximately $1.3 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively. We recognized other income in the amount of approximately $1.8 million and $1.7 million, for the three months ended September 30, 2019 and 2018, respectively, related to our MGM investment. In addition, we recognized $202,000 in other income for the three months ended September 30, 2018 related to the deferred gain on sale lease-back transaction. Upon adoption of ASC 842 on January 1, 2019, the unamortized portion of this deferred gain, net of tax, was recognized as a cumulative adjustment to equity and will no longer be recognized ratably into income. Finally, during the quarter ended September 30, 2019, the Company recognized a loss of $509,000 on the sale of the remaining Detroit station and translators.

Provision for (benefit from) income taxes

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$6,535	$(8,173)	$14,708	180.0%

The Company is using the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. For the three months ended September 30, 2019, we recorded a provision for income taxes of approximately $6.5 million on pre-tax income from continuing operations of approximately $12.2 million, which results in a tax rate of 53.5%. This tax rate is based on an estimated annual effective tax rate of 35.5%, and discrete tax provision adjustments of approximately $1.9 million primarily due to provision to return adjustments related to state apportionment. For the three months ended September 30, 2018, we recorded a benefit from income taxes of approximately $8.2 million on pre-tax income from continuing operations of approximately $15.2 million, that results in a tax rate of (53.8)%, of which approximately $10.4 million is attributable to deferred tax benefits that are expected to be recognizable at the end of the year, and tax expense of approximately $2.2 million related to provision to return adjustments, state rate and legislative changes.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2019	2018
$328	$331	$(3)	(0.9)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to lower net income recognized by Reach Media during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $44.8 million for the three months ended September 30, 2019, compared to approximately $43.4 million for the comparable period in 2018, an increase of approximately $1.4 million or 3.2%. The increase was primarily due to higher broadcast and digital operating income at our radio broadcasting and digital segments, which was partially offset by lower broadcast and digital operating income at our Reach Media and cable television segments. Our radio broadcasting segment generated approximately $17.8 million of broadcast and digital operating income during the quarter ended September 30, 2019, compared to approximately $16.8 million during the quarter ended September 30, 2018, an increase of approximately $1.0 million, primarily due to increased revenues and lower programming and technical expenses. Reach Media generated approximately $2.4 million of broadcast and digital operating income during the quarter ended September 30, 2019, compared to approximately $2.9 million during the quarter ended September 30, 2018. The decrease in Reach Media’s broadcast and digital operating income is primarily due to increased selling, general and administrative expenses. Our digital segment generated $722,000 of broadcast and digital operating income during the quarter ended September 30, 2019, compared to $602,000 of broadcast and digital operating loss during the quarter ended September 30, 2018. The increase in our digital segment’s broadcast and digital operating income is primarily due to decreased selling, general and administrative expenses. Finally, TV One generated approximately $23.8 million of broadcast and digital operating income during the quarter ended September 30, 2019, compared to approximately $24.3 million during the quarter ended September 30, 2018.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 40.3% for the three months ended September 30, 2019, from 39.2% for the comparable period in 2018. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018 (In thousands)

	Nine Months Ended September 30,
	2019	2018	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$331,075	$325,557	$5,518	1.7%
Operating expenses:
Programming and technical, excluding stock-based compensation	91,816	93,474	(1,658)	(1.8)
Selling, general and administrative, excluding stock-based compensation	113,620	111,831	1,789	1.6
Corporate selling, general and administrative, excluding stock-based compensation	25,666	20,963	4,703	22.4
Stock-based compensation	2,592	3,635	(1,043)	(28.7)
Depreciation and amortization	14,451	24,869	(10,418)	(41.9)
Impairment of long-lived assets	3,800	6,556	(2,756)	(42.0)
Total operating expenses	251,945	261,328	(9,383)	(3.6)
Operating income	79,130	64,229	14,901	23.2
Interest income	131	194	(63)	(32.5)
Interest expense	65,743	57,423	8,320	14.5
Gain on retirement of debt	—	(985)	(985)	(100)
Other income, net	(4,669)	(5,850)	(1,181)	(20.2)
Income before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	18,187	13,835	4,352	31.5
Provision for (benefit from) income taxes	8,342	(10,914)	19,256	176.4
Consolidated net income	9,845	24,749	(14,904)	(60.2)
Net income attributable to noncontrolling interests	999	670	329	49.1
Net income attributable to common stockholders	$8,846	$24,079	$(15,233)	(63.3)%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$331,075	$325,557	$5,518	1.7%

During the nine months ended September 30, 2019, we recognized approximately $331.1 million in net revenue compared to approximately $325.6 million during the same period in 2018. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the nine months ended September 30, 2019, increased 0.5% from the same period in 2018. Based on reports prepared by Miller Kaplan, the markets we operate in increased 2.7% in total revenues. We experienced net revenue growth most significantly in our Atlanta, Raleigh, and Washington, DC markets; however, this growth was offset by declines most significantly in our Cincinnati, Columbus, Detroit, Indianapolis, Philadelphia, and Richmond markets. As previously announced, we sold our Detroit WDMK-FM station as of August 31, 2019 and we sold our Detroit WPZR-FM station as of August 8, 2018. Reach Media’s net revenues increased 8.7% for the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to increased performance at special events. We recognized approximately $140.2 million and $138.4 million of revenue from our cable television segment during the nine months ended September 30, 2019, and 2018, respectively, due primarily to higher advertising sales which was partially offset by lower affiliate sales. Net revenue for our digital segment decreased $174,000 for the nine months ended September 30, 2019, compared to the same period in 2018.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$91,816	$93,474	$(1,658)	(1.8)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the nine months ended September 30, 2019, compared to the same period in 2018 is primarily to lower expenses in our radio broadcasting, Reach Media and digital segments, which was partially offset by an increase in expense at our cable television segment. Our digital segment generated a decrease of approximately $1.8 million for the nine months ended September 30, 2019, compared to the same period in 2018 due primarily to lower payroll costs. Our cable television segment generated an increase of approximately $2.1 million for the nine months ended September 30, 2019, compared to the same period in 2018 due primarily to higher program content expenses.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$113,620	$111,831	$1,789	1.6%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expense for the nine months ended September 30, 2019, compared to the same period in 2018, is primarily driven by higher expenses at our radio broadcasting, Reach Media, and cable television segments, which is partially offset by a decrease in expenses at our digital segment. Our digital segment generated a decrease of approximately $4.9 million for the nine months ended September 30, 2019, compared to the same period in 2018 due primarily to lower traffic acquisition costs and lower contingent considerations costs associated with the Moguldom acquisition. Our Reach Media segment generated an increase of approximately $2.3 million for the nine months ended September 30, 2019, compared to the same period in 2018 due primarily to higher costs associated with special events.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$25,666	$20,963	$4,703	22.4%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. During the nine months ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. The Compensation Committee of the Board of Directors approved the simplified method which eliminated certain assumptions that were historically used in the determination of the fair value of this liability.  The revised methodology resulted in a one-time reduction of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate.

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$2,592	$3,635	$(1,043)	(28.7)%

The decrease in stock-based compensation for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$14,451	$24,869	$(10,418)	(41.9)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2019, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$3,800	$6,556	$(2,756)	(42.0)%

The impairment of long-lived assets for the nine months ended September 30, 2019, was related to a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. The impairment of long-lived assets for the nine months ended September 30, 2018, was related to a non-cash impairment charge of approximately $2.7 million recorded to reduce the carrying value of our Charlotte goodwill balance and also a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$65,743	$57,423	$8,320	14.5%

Interest expense increased to approximately $65.7 million for the nine months ended September 30, 2019, compared to approximately $57.4 million for the same period in 2018, due to higher interest rates on lower overall debt balances outstanding as well as the adoption of ASC 842. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and a new $50.0 million loan secured by its interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par, with the remaining balance of the 2020 Notes being repurchased in February 2019. During the nine months ended September 30, 2019, upon adoption of ASC 842, the Company recorded interest expense of approximately $4.1 million on its operating leases.

Gain on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$—	$(985)	$(985)	(100.0)%

There was a gain on retirement of debt of $985,000 for the nine months ended September 30, 2018, due to the redemption of approximately $30 million of our 2020 Notes at a discount.

Other income, net

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$(4,669)	$(5,850)	$(1,181)	(20.2)%

Other income, net decreased to approximately $4.7 million for the nine months ended September 30, 2019, compared to approximately $5.9 million for the same period in 2018. We recognized other income in the amount of approximately $5.2 million and $5.1 million, for the nine months ended September 30, 2019 and 2018, respectively, related to our MGM investment. In addition, we recognized $607,000 in other income for the nine months ended September 30, 2018 related to the deferred gain on sale lease-back transaction. Upon adoption of ASC 842 on January 1, 2019, the unamortized portion of this deferred gain, net of tax, was recognized as a cumulative adjustment to equity and will no longer be recognized ratably into income.

Provision for (benefit from) income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$8,342	$(10,914)	$19,256	176.4%

For the nine months ended September 30, 2019, we recorded a provision for income taxes of approximately $8.3 million on a pre-tax income from continuing operations of approximately $18.2 million, which results in a tax rate of 45.9%. This tax rate was based on an estimated annual effective rate of 35.5% and a discrete tax provision adjustment of approximately $1.9 million primarily due to provision to return adjustments related to state apportionment. For the nine months ended September 30, 2018, we recorded a benefit from income taxes of approximately $10.9 million on pre-tax income from continuing operations of approximately $13.8 million, which results in a tax rate of (78.9)%. This tax rate was based on an estimated annual effective rate of (66.1)% and discrete tax benefits of approximately $1.8 million related to provision to return adjustments, state rate and legislative changes.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2019	2018
$999	$670	$329	49.1%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the nine months ended September 30, 2019, versus the same period in 2018.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $125.6 million for the nine months ended September 30, 2019, compared to approximately $120.3 million for the comparable period in 2018, an increase of approximately $5.4 million or 4.5%. This increase was due to higher broadcast and digital operating income at our Reach Media and digital segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting and cable television segments. Our radio broadcasting segment generated approximately $46.4 million of broadcast and digital operating income during the nine months ended September 30, 2019, compared to approximately $46.8 million during the nine months ended September 30, 2018, a decrease of $415,000. Reach Media generated approximately $7.8 million of broadcast and digital operating income during the nine months ended September 30, 2019, compared to approximately $6.5 million during the nine months ended September 30, 2018, due primarily to an increase in revenues. Our digital segment generated approximately $1.2 million of broadcast and digital operating income during the nine months ended September 30, 2019, compared to approximately $5.3 million of broadcast and digital operating loss during the nine months ended September 30, 2018. The increase in our digital segment’s broadcast and digital operating income is primarily due to overall lower expenses. Finally, TV One generated approximately $70.3 million of broadcast and digital operating income during the nine months ended September 30, 2019, compared to approximately $72.3 million during the nine months ended September 30, 2018, with the decrease due primarily to higher expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 37.9% for the nine months ended September 30, 2019, compared to 36.9% for the comparable period in 2018. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources.

As of September 30, 2019, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of September 30, 2019		Covenant Limit		Excess Coverage
Interest Coverage
Covenant EBITDA / Interest Expense	1.98	x	1.25	x	0.73	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.56	x	5.85	x	1.29	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of September 30, 2019, ratios calculated in accordance with the 2018 Credit Facility were as follows:

	As of September 30, 2019		Covenant Limit		Excess Coverage
Total Gross Leverage
Consolidated Indebtedness / Covenant EBITDA	5.99	x	8.00	x	2.01	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2018 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2019:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)
2017 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$315.7	6.12%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	347.4	7.375%
2018 Credit Facility, net of original issue discount and issuance costs (fixed rate)	166.8	12.875%
MGM National Harbor Loan, net of original issue discount and issuance costs (fixed rate, including PIK)	49.3	11.0%
Asset-backed credit facility (variable rate)(1)	—	—%

(1)	Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2019 and 2018, respectively:

	2019	2018
	(In thousands)
Net cash flows provided by operating activities	$51,048	$44,170
Net cash flows provided by investing activities	$9,553	$4,309
Net cash flows used in financing activities	$(44,588)	$(40,192)

Net cash flows provided by operating activities were approximately $51.0 million and $44.2 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash flow from operating activities for the nine months ended September 30, 2019, increased from the prior year primarily due to timing of collections of accounts receivable and timing of payments of other liabilities. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows provided by investing activities were approximately $9.6 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.9 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Company received proceeds of approximately $13.5 million for the sale of the remaining Detroit station and translators. During the nine months ended September 30, 2018, the Company paid approximately $4.8 million to complete the acquisition of our new WTEM Washington DC station and Detroit translators and we received proceeds of approximately $12.8 million for the sale of our Detroit WPZR-FM station assets.

Net cash flows used in financing activities were approximately $44.6 million and $40.2 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, we repaid approximately $37.6 million and $31.5 million in outstanding debt, respectively. We repurchased approximately $5.3 million and $6.1 million of our Class A and Class D Common Stock during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company distributed $658,000 and $752,000, respectively of contingent consideration related to the Moguldom acquisition. Reach Media paid approximately $1.0 million and $801,000, respectively in dividends to noncontrolling interest shareholders during the nine months ended September 30, 2019 and 2018.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2019, we had approximately $583.7 million in broadcast licenses and $245.6 million in goodwill, which totaled $829.3 million, and represented approximately 65.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

For the nine months ended September 30, 2019, the Company recorded an impairment charge of approximately $3.8 million related to its Detroit market radio broadcasting licenses. For the nine months ended September 30, 2018, the Company recorded an impairment charge of approximately $2.7 million related to its Charlotte market goodwill and also a charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

During the second and third quarters of 2018, the total market revenue growth for certain markets in which we operate was below that used in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2018. There was no impairment identified as part of the testing performed during the quarter ended September 30, 2018. During the nine months ended September 30, 2018, the Company also recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarter ended September 30, 2018.

Radio Broadcasting	September 30,
Licenses	2018(a)
Pre-tax impairment charge (in millions)	$—

Discount Rate	9.0%
Year 1 Market Revenue Growth Rate Range	0.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.5% – 1.5%
Mature Market Share Range	6.8% – 14.3%
Operating Profit Margin Range	29.8% – 35.1%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

We did not identify any impairment indicators at any of our reportable segments for the three months ended September 30, 2019.

During the second and third quarters of 2018, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of September 30, 2018. No goodwill impairment was identified during the three months ended September 30, 2018. During the nine months ended September 30, 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarters ended September 30, 2018.

Goodwill (Radio Market	September 30,
Reporting Units)	2018(a)
Pre-tax impairment charge (in millions)	$–

Discount Rate	9.0%
Year 1 Market Revenue Growth Rate Range	1.2% – 35.2%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% – 1.5%
Mature Market Share Range	9.0% – 15.6%
Operating Profit Margin Range	21.7% – 31.8%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the nine months ended September 30, 2019, management continues to weigh sufficient positive evidence to conclude that it is more likely than not the net DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur in some years in the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative pre-tax income or loss position over the most recent three year period. Historically, the Company has maintained a full valuation against the net DTAs, principally due to a cumulative pre-tax loss over the most recent three year period. During the year ended December 31, 2018, the Company achieved three years of cumulative pre-tax income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets. The Company continues to maintain three years of rolling cumulative pre-tax income as of September 30, 2019.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of either of the Company’s 2022 Notes. We also have approximately $350.0 million outstanding in our 2022 Notes. Finally, on December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and the Company also closed on a new $50.0 million loan secured by our interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). See “Liquidity and Capital Resources.” See the current balances outstanding in the “Type of Debt” section as part of the “Liquidity and Capital Resources” section above.

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

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 30, 2019. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of September 30, 2019:

	Payments Due by Period
Contractual Obligations	Remainder of 2019	2020	2021	2022	2023	2024 and Beyond	Total
	(In thousands)
7.375% Senior Secured Notes (1)	$6,453	$25,813	$25,813	$357,529	$—	$—	$415,608
2017 Credit facility (2)	6,169	24,812	24,907	24,633	316,363	—	396,884
2018 Credit facility (2)	9,171	41,592	37,347	142,465	—	—	230,575
Other operating contracts/agreements (3)	24,918	34,439	26,418	15,386	11,101	43,935	156,197
Operating lease obligations	3,349	12,801	11,232	10,239	8,750	16,067	62,438
MGM National Harbor Loan	1,418	5,866	6,104	65,026	—	—	78,414
Total	$51,478	$145,323	$131,821	$615,278	$336,214	$60,002	$1,340,116

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of September 30, 2019.

(2)	Includes interest obligations based on effective interest rate, and projected interest expense on credit facilities outstanding as of September 30, 2019.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $98.3 million has not been recorded on the balance sheet as of September 30, 2019, as it does not meet recognition criteria. Approximately $2.3 million relates to certain commitments for content agreements for our cable television segment, approximately $16.9 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. As of September 30, 2019, the Company had letters of credit totaling $848,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC reports due to deficiencies in the review controls over the preparation of the consolidated financial statements and the review of the tax provision.

Identification of Material Weaknesses

The Company previously recorded a non-cash tax provision adjustment of approximately $3.4 million during the three month period ended March 31, 2019 relating to the fourth quarter of 2018. The Company determined that correcting the error in the three month period ended March 31, 2019 materially misstated the statement of operations for this period.

As a result, management has determined that the Company did not maintain effective internal controls over its evaluation and review of the correction of the out of period adjustments in its interim financial statements. This deficiency represents a material weakness in the Company’s internal control over financial reporting at September 30, 2019.

During the three month period ended September 30, 2019, management determined that we did not design and maintain effective controls over the completeness and accuracy of the balances of the income tax related accounts. Specifically, the Company’s monitoring and control activities related to i) accounting for deferred tax assets and liabilities and ii) uncertain tax positions were not operating effectively. This deficiency represents a material weakness in the Company’s internal controls over financial reporting at September 30, 2019. As a result of this material weakness, adjustments to the deferred income taxes and income tax provision as of and for the three month period ended September 30, 2019 were identified.

These material weaknesses could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Plans for Remediation

We intend to take the following actions to remediate these material weaknesses:

•	Strengthening the Finance and Accounting functions and engaging additional resources with the appropriate depth of experience for our Finance and Accounting departments

•	Implement a required senior management, legal and accounting review to specifically address all disclosures and related financial information

•	Strengthening the existing internal controls related to estimating and accounting for deferred income taxes and determining the effective tax rate

•	Implementing specific review procedures designed to enhance our income tax monitoring control

•	Strengthening our current income tax control activities with improved documentation standards, technical oversight and training

Management will test the design and operating effectiveness of the newly implemented controls in future periods.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 12, 2019

