Form 10-K
period 2019-12-31
URBAN ONE, INC.
filed 2020-04-29
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Class A Common Stock, $.001 par value

Class D Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer   ☐            Non-accelerated filer  ☒

Smaller reporting company ☒ Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 16, 2020
Class A Common Stock, $.001 par value	1,582,359
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,928,906
Class D Common Stock, $.001 par value	38,204,964

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2019, was approximately $43.8 million.

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission (“SEC”) issued an order and guidance (collectively, the “Order”) providing regulatory relief to public companies whose operations may be affected by the novel coronavirus disease (“COVID-19”). The Order provided public companies with a 45-day extension to file certain disclosure reports, including their Annual Report on 10-K (“Annual Report”), that would otherwise have been due between March 1, 2020 and July 1, 2020.

Due to its operations being impacted by COVID-19, the Company was unable to meet its filing deadline with respect to its Annual Report and on March 30, 2020 submitted a Current Report on Form 8-K in accordance with and reliance upon the Order.

The Company's corporate headquarters is located in Silver Spring, Maryland. On March 5, 2020 a state of emergency was declared within the entire state of Maryland, renewed on March 17, 2020 and further amended on March 23, 2020 to recommend “social distancing” in the workplace and certain other measures to prevent the further spread of COVID-19. In response to the state of Maryland's COVID-19 recommendations and in response to social distancing measures in other states and localities in which the Company operates, including New York City which is a “hotspot” for the virus, the Company has had to transition its business operations to some form of a remote working model (“RWM”). Due to this transition, management had to prioritize ensuring the performance and security of the RWM and other operational and organizational issues arising due to the unprecedented scope and nature of the global pandemic. As a result of these measures, the routine efforts of the Company's accounting and finance personnel to complete the audit and prepare the Company's financial statements and disclosures have taken a greater amount of time and the Company was unable to finalize and file its Annual Report on a timely basis to meet its pre-Order filing deadline of March 30, 2020. However, the Company’s filing of this Annual Report is timely and in accordance with the new deadline provided by the Order of May 14, 2020. The Company notes that the delay in the Company's filing of its Annual Report did not relate to any inability of any person to furnish any required opinion, report or certification in connection with our filing.

URBAN ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2019

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “seek(s),” “likely,” “may,” “should,” “estimate(s),” “strategy” “future,” “will” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Although these statements are based upon assumptions we consider reasonable, as they contemplate future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;

•	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;

•	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment as well as natural events such as severe weather, fires, floods and earthquakes;

•	disruptions to business operations and our sales resulting from quarantines of employees, customers and suppliers in areas affected by the Coronavirus outbreak and reduced consumer spending given uncertainty around the duration of the virus’ impact; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Urban One, Inc. (a Delaware corporation originally formed in 1980 and hereinafter referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2019, we owned and/or operated 60 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Recent Developments

On December 19, 2019, we entered into both an asset purchase agreement ("APA") and a time brokerage agreement ("TBA") with Guardian Enterprise Group, Inc. and certain of its affiliates (collectively, "GEG") with respect to the acquisition and interim operation of low power television station WQMC-LD in Columbus, Ohio. Pursuant to the TBA, in January 2020, we began to operate WQMC-LD until such time as the purchase transaction can close under the APA. Under the terms of the TBA, we pay a monthly fee as well as certain operating costs of WQMC-LD, and, in exchange, we will retain all revenues from the sale of the advertising within the programming. After receipt of FCC approval, we closed the transactions under the APA and took ownership of WQMC-LD on February 24, 2020.

On October 20, 2011, we entered into TBA with WGPR, Inc. (“WGPR”). Pursuant to the TBA, on October 24, 2011, we began to broadcast programs produced, owned or acquired by the Company on WGPR’s Detroit radio station, WGPR-FM. We paid a monthly fee as well as certain operating costs of WGPR-FM, and, in exchange, we retained all revenues from the sale of the advertising within the programming we provided. The original term of the TBA was through December 31, 2014; however, in September 2014, we entered into an amendment to the TBA to extend the term of the TBA through December 31, 2019 on which date we ceased operation of the station on our behalf. While we ceased operations of the station on December 31, 2019, the Company continues to provide management services to the current owner and operator of WGPR.

On August 31, 2019, the Company closed on its previously announced sale of assets of its Detroit, Michigan radio station, WDMK-FM and three translators W228CJ, W252BX, and W260CB for approximately $13.5 million to Beasley Broadcast Group, Inc. The Company recognized an immaterial loss on the sale of the station during the year ended December 31, 2019.

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

Our Radio Station Portfolio, Strategy and Markets

As noted above, our core business is our radio broadcasting franchise which is the largest radio broadcasting operation in the country primarily targeting African-American and urban listeners. Within the markets in which we operate, we strive to build clusters of radio stations with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration within the distinct segments of our overall target market. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Depending on market conditions, changes in ratings methodologies and economic and demographic shifts, from time to time, we may reprogram some of our stations in underperforming segments of certain markets.

As of December 31, 2019, we owned and/or operated 60 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 15 of the most populous African-American markets in the United States. The following tables set forth further selected information about our portfolio of radio stations as of December 31, 2019.

	Urban One				Market Data
Market	Number of Stations(1)			Entire Audience Four Book Average Audience Share(2)	Ranking by Size of African-American Population Persons 12+(3)	Estimated Fall 2019 Metro Population Persons 12+
	FM	AM	HD**			Total (millions)	African- American %
Atlanta	4		1	14.6	2	5.0	35
Washington, DC	4	3		14.3	3	5.0	27
Houston	3		1	11.9	6	5.9	17
Dallas	2			4.6	5	6.4	17
Philadelphia	3		1	6.5	7	4.6	21
Detroit***	1				9	3.8	22
Baltimore	2	2	1	17.1	11	2.4	30
Charlotte	3			10.1	12	2.4	23
St. Louis	2			8.2	15	2.3	19
Raleigh-Durham	4			20.6	18	1.7	22
Cleveland	2	2		13.1	19	1.8	20
Richmond(4)	4	2		18.7	23	1.0	30
Columbus	4			7.2	25	1.7	17
Indianapolis	3	1	1	11.9	30	1.6	17
Cincinnati	2	1		6.6	35	1.9	13
Total	43	11	5

(1)	WDNI-CD (formerly WDNI-LP), the low power television station that we operate in Indianapolis is not included in this table.

(2)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2019 Nielsen Survey.

(3)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2019.

(4)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

**	Market also has one or more independently programmed station(s) broadcasting on an HD Channel.

***	Company ceased operation of Detroit station as of December 31, 2019; however, we continue to provide management services to the current owner and operator.

Market	Market Rank Metro Population 2019	Format	Target Demo
Atlanta	8

WAMJ/WUMJ		Urban AC	25-54
WHTA		Urban Contemporary	18-34
WPZE		Contemporary Inspirational	25-54
WAMJ-HD-2		Urban Contemporary	25-54

Baltimore	22

WERQ		Urban Contemporary	18-34
WOLB		News/Talk	35-64
WWIN-FM		Urban AC	25-54
WWIN-AM		Gospel	35-64
WLIF-HD-2		Contemporary Inspirational	25-54

Charlotte	23

WPZS		Contemporary Inspirational	25-54
WOSF		Urban AC / Old School	25-54
WQNC		Urban Contemporary	18-34

Cincinnati	33

WIZF		Urban Contemporary	18-34
WOSL		Urban AC / Old School	25-54
WDBZ-AM		Urban AC / Old School	35-64

Cleveland	35

WENZ		Urban Contemporary	18-34
WERE-AM		News/Talk	35-64
WJMO-AM		Contemporary Inspirational	35-64
WZAK		Urban AC	25-54

Columbus	36

WCKX		Urban Contemporary	18-34
WXMG		Urban AC	25-54
WBMO		Urban Contemporary	18-34
WJYD		Contemporary Inspirational	25-54

Dallas	5

KBFB		Urban Contemporary	18-34
KZJM		Urban Contemporary	25-54

Detroit	13

WGPR (1)		Urban Contemporary	18-34

Houston	6

KBXX		Urban Contemporary	18-34
KMJQ		Urban AC	25-54
KROI		Pop/CHR	18-34
KMJQ-HD2		Contemporary Inspirational	25-54

Indianapolis	39

WTLC-FM		Urban AC	25-54
WHHH		Urban Contemporary	18-34
WNOW		Pop/CHR	18-34
WTLC-AM		Contemporary Inspirational	35-64
WNOW-HD2, HD-3		Regional Mexican	25-54

Philadelphia	9

WPHI		Urban Contemporary	18-34
WPPZ		Adult Contemporary	25-54
WRNB		Urban AC	25-54
WPPZ-HD2		Contemporary Inspirational	25-54

Raleigh	38

WFXC/WFXK		Urban AC	25-54
WQOK		Urban Contemporary	18-34
WNNL		Contemporary Inspirational	25-54

Richmond (2)	53

WKJS/WKJM		Urban AC	25-54
WCDX		Urban Contemporary	18-34
WPZZ		Contemporary Inspirational	25-54
WXGI-AM/WTPS-AM		Sports	25-54

St. Louis	24

WHHL		Urban Contemporary	18-34
WFUN		Urban AC / Old School	25-54

Washington DC	7

WKYS		Urban Contemporary	18-34
WMMJ/WDCJ		Urban AC	25-54
WPRS		Contemporary Inspirational	25-54
WOL-AM		News/Talk	35-64
WYCB-AM		Gospel	35-64
WTEM-AM		Sports	25-54

AC-refers to Adult Contemporary

CHR-refers to Contemporary Hit Radio

Pop-refers to Popular Music

Old School - refers to Old School Hip/Hop

(1)	Station was operated under a TBA that expired December 31, 2019. The Company continues to provide management services to the current owner and operator of the station.
(2)	Richmond is the only market in which we operate using the diary methodology of audience measurement.
(3)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

For the year ended December 31, 2019, approximately 40.6% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operated radio stations in 2019 (Houston, Washington, DC, Atlanta and Baltimore) accounted for approximately 56.3% of our radio station net revenue for the year ended December 31, 2019. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 22.8% of our total consolidated net revenue for the year ended December 31, 2019. Revenue from the operations of Reach Media, along with revenue from the four significant contributing radio markets, accounted for approximately 32.8% of our total consolidated net revenue for the year ended December 31, 2019. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the four significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

Radio Advertising Revenue

Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 57.2% of our net revenue from our core radio business for the year ended December 31, 2019, was generated from the sale of local advertising and 36.8% from sales to national advertisers, including network/syndication advertising. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales, and revenue related to sponsored events, management fees and other alternative revenue.

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

TV One, our cable television franchise targeting the African-American and urban communities, derives its revenue from advertising and affiliate revenue. Advertising revenue is derived from the sale of television air time to advertisers and is recognized when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based upon a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. In January 2019, we launched CLEO TV, a lifestyle and entertainment network targeting Millennial and Gen X women of color.  CLEO TV derives its revenue principally from advertising.

Reach Media, our syndicated radio unit, primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell, the Russ Parr Morning Show, and the DL Hughley Show. In addition to being broadcast on 50 Urban One stations, our syndicated radio programming also was available on over 224 non-Urban One stations throughout the United States as of December 31, 2019. Reach Media’s syndicated line up also included the Tom Joyner Morning Show. Mr. Joyner was a leading nationally syndicated radio personality. Mr. Joyner announced his then forthcoming retirement in 2018 and in December 2019, the Tom Joyner Morning Show ceased being broadcast upon Mr. Joyner’s retirement. Up until his retirement in December 2019, the Tom Joyner Morning Show was broadcast on 71 affiliate stations across the United States.

We have launched websites that simultaneously stream radio station content for each of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use mentions in our radio airtime to promote our websites. By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ reach to listeners.  In addition, our station websites link to our other online properties operated by our primary digital unit, Interactive One. Interactive One operates the largest social networking site primarily targeting African-Americans and other branded websites, including Bossip, HipHopWired and MadameNoire. Interactive One derives revenue from advertising services on non-radio station branded websites, and studio services where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases are made, or ratably over the contract period, where applicable. In addition, Interactive One derives revenue from its studio operations which provide third-party clients with digital platforms and expertise.  In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

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

Competition

The media industry is highly competitive and we face intense competition across our core radio franchise and all of our complementary media properties. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing radio station converts to a format similar to that of one of our radio stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure that our properties will maintain or increase their current ratings, market share or advertising revenue.

Providing content across various distribution platforms is a highly competitive business. Our digital and cable television segments compete for the time and attention of internet users and viewers and, thus, advertisers and advertising revenues with a wide range of internet companies such as AmazonTM, NetflixTM, Yahoo!TM, GoogleTM, and MicrosoftTM, with social networking sites such as FacebookTM and with traditional media companies, which are increasingly offering their own digital products and services both organically and through acquisition. We experience competition for the development and acquisition of content, distribution of content, sale of commercial time on our digital and cable television networks and viewership. There is competition from other digital companies, production studios and other television networks for the acquisition of content and creative talent such as writers, producers and directors. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our content, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our content, viewership, and the production, marketing and advertising support we provide.

Our TV One and CLEO TV networks compete with other television networks for the distribution of our content and fees charged to cable television operators, DTH satellite service providers, and other distributors that carry our content. Our ability to secure distribution agreements is necessary to ensure the retention of our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and increased popularity of other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our content that are as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of original content, viewership, the marketing and advertising support and incentives provided to distributors, the product offering across a series of networks within a region, and the prices charged for carriage.

Our networks and digital products compete with other television networks, including broadcast, cable, local networks and other content distribution outlets for their target audiences and the sale of advertising. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings as determined by third-party research companies, prices charged for advertising and overall advertiser demand in the marketplace.

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

After considering these factors and any petitions to deny a license renewal application (which may lead to a hearing), the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, our licenses have been renewed for full eight-year terms without any conditions or sanctions; however, there can be no assurance that the licenses of each of our stations will be renewed for a full term without conditions or sanctions.

Types of FCC Broadcast Licenses. The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel serves wide areas, particularly at night. A regional channel serves primarily a principal population center and the contiguous rural areas. A local channel serves primarily a community and the suburban and rural areas immediately contiguous to it. AM radio stations are designated as Class A, Class B, Class C or Class D. Class A, B and C stations each operate unlimited time. Class A radio stations render primary and secondary service over an extended area. Class B stations render service only over a primary service area. Class C stations render service only over a primary service area that may be reduced as a consequence of interference. Class D stations operate either during daytime hours only, during limited times only, or unlimited time with low nighttime power.

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

Urban One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we hold the license as of December 31, 2019. Stations which we do not own as of December 31, 2019, but operate under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station’s antenna and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station.

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT in Meters	Operating Frequency	Expiration Date of FCC License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2020
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2020
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2020
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2020

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2027
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2027
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2027
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2027
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2027
	WDCJ-FM	2017	A	2.85	145.0	92.7 MHz	10/1/2027
	WTEM-AM	2018	B	50	N/A	980 kHz	10/1/2027

Philadelphia	WPHI-FM	1997	A	0.27	338.0	103.9 MHz	8/1/2022
	WRNB-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2022
	WPPZ-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2022

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2021
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2021
	KROI-FM	2004	C1	22.36	526	92.1 MHz	8/1/2021

Dallas	KBFB-FM	2000	C	100.0	574	97.9 MHz	8/1/2021
	KZMJ-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2021

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2027
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2027
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2027
	WERQ-FM	1993	B	37.0	173.0	92.3 MHz	10/1/2027

Charlotte	WQNC-FM	2000	C3	10.5	154.0	92.7 MHz	12/1/2027
	WPZS-FM	2004	A	6.0	94.0	100.9 MHz	12/1/2027
	WOSF-FM	2014	C1	51.0	395.0	105.3 MHz	12/1/2027

St. Louis	WFUN-FM	1999	C3	10.5	155.0	95.5 MHz	12/1/2020
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2021

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2020
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2020
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2020
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2020
Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2027
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2027
	WFXC-FM	2000	C3	13.0	141.0	107.1 MHz	12/1/2027
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2027

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2027
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2027
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2027
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2027
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2027
	WXGI-AM	2017	D	3.9	N/A	950 kHz	10/1/2027

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2020
	WBMO-FM	2001	A	6.0	99.0	106.3 MHz	10/1/2020
	WXMG-FM	2016	B	21.0	232.0	95.5 MHz	10/1/2020
	WJYD-FM	2016	A	6.0	100.0	107.1 MHz	10/1/2020

Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2020
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2020
	WNOW-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2020
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2020

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2020
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2020
	WOSL-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2020

To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, an appropriate application must be filed with the FCC. If the assignment or transfer involves a substantial change in ownership or control of the licensee, for example, the transfer of more than 50% of the voting stock, the applicant must give public notice and the application is subject to a 30-day period for public comment. During this time, interested parties may file petitions with the FCC to deny the application. Informal objections may be filed at any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for petitions seeking reconsideration or full FCC review of the grant.  The Communications Act also permits the appeal of a contested grant to a federal court.

Under the Communications Act, a broadcast license may not be granted to or held by any person who is not a U.S. citizen or by any entity that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, or by foreign governments or their representatives. The Communications Act prohibits more than 25% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by such prohibition.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before this 25% limit may be exceeded. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments, or foreign business entities unless we seek and obtain FCC authority to exceed that level. The FCC will entertain and authorize, on a case-by-case basis and upon a sufficient public interest showing and favorable executive branch review, proposals to exceed the 25% indirect foreign ownership limit in broadcast licensees. In September 2016, the FCC adopted rules to simplify and streamline the process for requesting authority to exceed the 25% indirect foreign ownership limit and reformed the methodology that publicly traded broadcasters must use to assess their compliance with the foreign ownership restrictions.

The FCC applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Certain passive investors that hold stock for investment purposes only are deemed attributable with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder, and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions, generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or the holder of an attributable interest in a same-market radio station, television station or daily newspaper will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in, radio broadcast stations serving the same local market in excess of specified numerical limits.

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

To apply these tiers, the FCC currently relies on Nielsen Metro Survey Areas, where they exist. In other areas, the FCC relies on a contour-overlap methodology. The FCC has initiated a rulemaking to determine how to define local radio markets in areas located outside Nielsen Metro Survey Areas. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the Hart-Scott-Rodino Act.  In 2003, when the FCC changed its methodology for defining local radio markets, it grandfathered existing combinations of radio stations that would not comply with the modified rules.  The FCC provided that these grandfathered combinations could not be sold intact except to certain “eligible entities,” which the FCC defined as entities qualifying as a small business consistent with Small Business Administration standards. In response to a federal appeals court decision, the FCC repealed the eligible entity standard in December 2019.

The media ownership rules are subject to review by the FCC every four years.  In August 2016, the FCC issued an order concluding its 2010 and 2014 quadrennial reviews. The August 2016 decision retained the local radio ownership rule, the radio-television cross-ownership rule and the prohibition on newspaper-broadcast cross-ownership without significant changes. In November 2017, the FCC adopted an order reconsidering the August 2016 decision and modifying it in a number of respects.  The November 2017 order on reconsideration did not significantly modify the August 2016 decision with respect to the local radio ownership limits.  It did, however, eliminate the FCC’s previous limits on radio/television cross-ownership and newspaper/broadcast cross-ownership effective February 7, 2018.  In September 2019, however, a federal appeals court vacated the FCC’s November 2017 order on reconsideration, as a result of which the radio/television and newspaper/broadcast cross-ownership rules have been reinstated. The FCC’s 2018 quadrennial review of its media ownership rules, which commenced in December 2018, is currently pending.

The attribution and media ownership rules limit the number of radio stations we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell. The FCC’s rules could affect our business in a number of ways, including, but not limited to, the following:

•	the FCC’s radio ownership limits could have an adverse effect on our ability to accumulate stations in a given area or to sell a group of stations in a local market to a single entity;

•	restricting the assignment and transfer of control of “grandfathered” radio combinations that exceed the ownership limits as a result of the FCC’s 2003 change in local market definition could adversely affect our ability to buy or sell a group of stations in a local market from or to a single entity; and

•	in general terms, future changes in the way the FCC defines radio markets or in the numerical station caps could limit our ability to acquire new stations in certain markets, our ability to operate stations pursuant to certain agreements, and our ability to improve the coverage contours of our existing stations.

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

The FCC’s rules prohibit a broadcast licensee, in certain circumstances, from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, and only if the contours of the radio stations overlap in a certain manner. The FCC has recently proposed to modify or eliminate this rule.

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

Employees

As of December 31, 2019, we employed 999 full-time employees and 442 part-time employees. Our employees are not unionized.

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

Internet Address and Internet Access to SEC Reports

Our internet address is www.urban1.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K, quarterly reports on Form 10-Q and 10-Q/A, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

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

From time to time, the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, advertising is a discretionary and variable business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market in which we operate, also may have a significant effect on us. Radio revenues in the markets in which we operate may also face greater challenges than the U.S. economy generally and may remain so.  Radio revenues in certain markets in which we operate have lagged the growth of the general United States economy.  Radio revenues in markets in which we operate, as measured by the accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”) were down in 2018.  During this same period, the U.S. Bureau of Economic Analysis reports that U.S. current-dollar gross domestic product grew. Our results of operations could be negatively impacted if radio revenue performance in the markets in which we operate continues to lag general United States economic growth. Even in the absence of a general recession or downturn in the economy, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.

Any deterioration in the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.

If economic conditions change, or other adverse factors outside our control arise, our operations could be negatively impacted, which could prevent us from maintaining compliance with our debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, we would implement remedial measures, which could include, but not be limited to, operating cost and capital expenditure reductions and deferrals. In addition, we could implement de-leveraging actions, which may include, but not be limited to, other debt repayments, subject to our available liquidity and contractual ability to make such repayments and/or debt refinancing and amendments.

Impact of Public Health Crisis

An epidemic or pandemic disease outbreak, such as the current COVID-19 outbreak, could cause, and is causing, significant disruption to our business operations. Measures taken by governmental authorities and private actors to limit the spread of this virus are interfering with the ability of the Company's employees, suppliers, and customers to conduct their functions and business in a normal manner. Further, the demand for advertising across our various segments/platforms is linked to the level of economic activity and employment in the U.S. Specifically, our business is heavily dependent on the demand for advertising from consumer-focused companies. The recent and significant dislocation of consumer demand due to social distancing and government interventions (such as lockdowns or shelter in place policies) has caused, and could further cause, advertisers to reduce, postpone or eliminate their marketing spending generally, and on our platforms in particular. Continued or future social distancing, government interventions and/or recessions could have a material adverse effect on our business and financial condition. Moreover, continued or future declines or disruptions due to the COVID-19 outbreak, could adversely affect our business and financial performance. The COVID-19 outbreak has had an impact on certain of the Company's revenue and alternative revenue sources. Most notably, a number of advertisers across significant advertising categories have reduced advertising spend due to the outbreak, particularly within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and was impairing ticket sales of other tent pole special events. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Outbreaks in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results.

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

Our ability to generate cash depends on many factors beyond our control. Our latest credit agreement requires us to repay principal due thereunder to the extent then outstanding on each quarterly interest payment date. Commencing on the quarterly interest payment date ending March 2019, the required principal repayment equals one quarter of 7.5% of the aggregate outstanding principal amount due thereunder such amount payable until December 2019. Commencing on the quarterly interest payment date ending March 2020, the required principal repayment amount equals one quarter of 10.0% of the aggregate outstanding principal amount such amount payable until December 2021. And, commencing on the quarterly interest payment date ending March 2021, the required principal repayment equals one quarter of 12.5% of the aggregate outstanding principal amount due thereunder payable until to December 2022.  The Company is also required to use 75% of excess cash flow to repay outstanding term loans due thereunder at par, paid semi-annually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans due thereunder at par. Our ability to make payments on our indebtedness and to fund capital expenditures will depend on our ability to generate cash in the future. This ability to generate cash, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our businesses might not generate sufficient cash flow from operations. We might not be able to complete future offerings, and future borrowings might not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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

Legislation could require radio broadcasters to pay additional royalties, including to additional parties such as record labels or recording artists.

We currently pay royalties to song composers and publishers through BMI, ASCAP, SESAC and GMR but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. From time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.

A disproportionate share of our radio segment revenue comes from a small number of geographic markets and from Reach Media.

For the year ended December 31, 2019, approximately 40.6% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four of the 15 markets in which we operated radio stations in 2019 (Houston, Washington, DC, Atlanta and Baltimore) accounted for approximately 56.3% of our radio station net revenue for the year ended December 31, 2019. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 22.8% of our total consolidated net revenue for the year ended December 31, 2019. Revenue from the operations of Reach Media, along with revenue from the four significant contributing radio markets, accounted for approximately 32.8% of our total consolidated net revenue for the year ended December 31, 2019. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the four significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

We may lose audience share and advertising revenue to our competitors.

Our media properties compete for audiences and advertising revenue with other radio stations and station groups and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, “over the top providers” on the internet and direct mail. Adverse changes in audience ratings, internet traffic, and market shares could have a material adverse effect on our revenue. Larger media companies, with more financial resources than we have may target our core audiences or enter the segments or markets in which we operate, causing competitive pressure. Further, other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for our core audiences and advertisers. Competition for our core audiences in any of our segments or markets could result in lower ratings or traffic and, hence, lower advertising revenue for us, or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control, could also cause changes in audience ratings or market share. Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure that we will be able to maintain or increase our current audience ratings and advertising revenue.

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

If we are unable to protect our domain names and/or content, our reputation and brands could be adversely affected.

We currently hold various domain name registrations relating to our brands, including urban1.com, radio-one.com and interactiveone.com. The registration and maintenance of domain names are generally regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services. In addition, piracy of the Company’s content, including digital piracy, may decrease revenue received from the exploitation of the Company’s programming and other content and adversely affect its businesses and profitability.

Future asset impairment to the carrying values of our FCC licenses and goodwill could adversely impact our results of operations and net worth.

As of December 31, 2019, we had approximately $582.7 million in broadcast licenses and $239.8 million in goodwill, which totaled $822.5 million, and represented approximately 65.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded impairment charges against radio broadcasting licenses and goodwill of approximately $10.6 million during the year ended December 31, 2019.

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

During the year ended December 31, 2019, the Company recorded a non-cash impairment charge of approximately $4.8 million associated with our Indianapolis and Detroit market radio broadcasting licenses. As part of our annual goodwill impairment analysis, the Company recorded a goodwill impairment charge related to Interactive One of approximately $5.8 million for the year ended December 31, 2019. For the second and third quarters of 2018, the total market revenue growth for certain markets in which we operate was below the estimated total market revenue growth used in our respective prior year annual impairment testing. In each quarter, we deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of each quarter-end date. We recorded an impairment charge of approximately $21.3 million related to our Detroit radio broadcasting licenses and Atlanta and Charlotte goodwill balances during the year ended December 31, 2018.

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

Within our primary business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Currently, subject to renewal, our radio broadcasting licenses expire at various times beginning April 2020 through December 1, 2027. While we anticipate receiving renewals of all of our broadcasting licenses, interested third parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, as amended (the “Communications Act”), or is convicted of a felony or found to have engaged in certain other types of non-FCC related misconduct, the FCC may commence a proceeding to impose fines or other sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

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

Certain Regulatory Risks

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

A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our business uses to operate its services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of our business and cause us to incur new and additional costs and expenses. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, financial condition and results of operations.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

As disclosed in Part II, Item 9A “Controls and Procedures” of this Form 10-K, or Item 9A, material weaknesses were identified in our internal control over financial reporting resulting from an error in the Company’s recording of an out-of-period tax provision adjustment of approximately $3.4 million during the quarter ended March 31, 2019, not designing and maintaining effective controls over the completeness and accuracy of the balances of the income tax related accounts during the quarter ended September 30, 2019, and not designing and maintaining effective controls over the adoption of ASC 842 right of use assets and lease liability accounts and related lease accounting activity during the quarter ended December 31, 2019.  The specific issues leading to these conclusions are described in Item 9A in “Management’s Report on Internal Control over Financial Reporting.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We began efforts to remediate the material weakness as part of the third quarter close of 2019. However, our remedial measures to address the material weakness may be insufficient and we may in the future discover areas of our internal controls that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.

Given recent market volatility and the impact of the COVID-19 pandemic on equity markets, we may not be able to satisfy listing requirements of the NASDAQ Capital Market to maintain a listing of our common stock.

 Our Class A and Class D common stock is listed on the NASDAQ Capital Market and we must meet certain financial, liquidity and governance criteria to maintain such listing. The COVID-19 pandemic has added volatility to the equity markets and impacted the stock prices of companies across the board.  If we fail to meet any of NASDAQ Capital Market’s listing standards, our Class A and/or Class D common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing.  A delisting of our common stock from the NASDAQ Capital Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.  While we have had stock repurchase authorizations in the past and currently have an open repurchase authorization, given the severity of the pandemic and its economic impact, we may determine that stock repurchases are not the best use of resources and may not act upon any stock repurchase authorization.   Further, we cannot guarantee that we will approve any further stock repurchase authorizations while the pandemic continues and continues to impact upon equity markets.  While, in response to the COVID-19 pandemic, NASADQ has recently offered temporary relief from the continued listing bid price and market value of publicly held shares through June 30, 2020, we cannot assure you that once that relief is lifted we will be able to meet the NASDAQ Capital Market’s listing standards.

Unique Risks Related to Our Cable Television Segment

The loss of affiliation agreements could materially adversely affect our cable segment’s results of operations.

Our cable television segment is dependent upon the maintenance of affiliation agreements with cable and direct broadcast distributors for its revenues, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such distributors. The loss of one or more of these arrangements could reduce the distribution of TV One’s and/or CLEO TV’s programming services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscribers and associated subscriber fees. In addition, consolidation among cable distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect our cable television segment’s ability to maintain or obtain distribution for its network programming on favorable or commercially reasonable terms, or at all. The results of renewals could have a material adverse effect on our cable television segment’s revenues and results and operations. We cannot assure you that TV One and/or CLEO TV will be able to renew their affiliation agreements on commercially reasonable terms, or at all. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our content, which may adversely affect our revenues from subscriber fees and our ability to sell national and local advertising time.

Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.

Our cable television segment faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as NetflixTM, HuluTM, AppleTM, AmazonTM and GoogleTM, as well as gaming and other consoles such as Microsoft’s XboxTM, Sony’s PS4TM, Nintendo’s WiiTM, and RokuTM, are aggressively establishing themselves as alternative providers of video services, including online TV services. Most recently, new online distribution services have emerged offering live sports and other content without paying for a traditional cable bundle of channels. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and internet-connected televisions, may impact our cable television segment’s distribution for its services and content. Additionally, devices or services that allow users to view television programs away from traditional cable providers or on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to our cable television segment’s target audiences, our business could be adversely affected.

Unique Risks Related to Our Capital Structure

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

As of December 31, 2019, our Chairperson and her son, our President and CEO, collectively held in excess of 95% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting upon Urban One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Urban One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Urban One.

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

We are a smaller reporting company and a non-accelerated filer and we cannot be certain if the reduced disclosure requirements applicable to our filing status, as well as the exemption from the requirement to provide an auditor’s attestation report regarding the effectiveness of our internal controls, will make our common stock less attractive to investors.

We are a “smaller reporting company” and, thus, have certain decreased disclosure obligations in our SEC filings, including, among other things, simplified executive compensation disclosures and only being required to provide two years of audited financial statements in annual reports. We are also a “non-accelerated filer,” meaning we have a public float of less than $75 million measured as of the last business day of our most recently completed second fiscal quarter. As a “non-accelerated filer,” we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” and as a “non-accelerated filer” may make it harder for investors to analyze our results of operations and financial prospects and may make our common stock a less attractive investment.

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

	High	Low
2019
First Quarter	$2.72	$1.93
Second Quarter	$2.93	$1.87
Third Quarter	$2.32	$1.75
Fourth Quarter	$2.93	$1.75

2018
First Quarter	$2.20	$1.65
Second Quarter	$3.30	$1.71
Third Quarter	$3.25	$2.25
Fourth Quarter	$3.04	$2.01

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “UONEK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2019
First Quarter	$2.32	$1.75
Second Quarter	$2.11	$1.78
Third Quarter	$2.24	$1.75
Fourth Quarter	$2.24	$1.90

2018
First Quarter	$2.20	$1.70
Second Quarter	$2.25	$1.70
Third Quarter	$2.35	$2.00
Fourth Quarter	$2.35	$1.61

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of February 19, 2020, there were approximately 1,476 holders of Urban One’s Class A Common Stock, two holders of Urban One’s Class B Common Stock, three holders of Urban One’s Class C Common Stock, and approximately 1,628 holders of Urban One’s Class D Common Stock.

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

Overview

For the year ended December 31, 2019, consolidated net revenue decreased approximately 0.5% compared to the year ended December 31, 2018. For 2020, our strategy will be to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; (iii) execute on political opportunities; and (iv) grow and diversify our revenue by successfully executing our multimedia strategy.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Years Ended December 31,
	2019	2018
Radio broadcasting segment	40.6%	41.6%

Reach Media segment	10.2%	9.8%

Digital segment	7.3%	7.2%

Cable television segment	42.4%	42.0%

Corporate/eliminations	(0.5)%	(0.6)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Years Ended December 31,
	2019	2018
Percentage of core radio business generated from local advertising	57.2%	58.1%

Percentage of core radio business generated from national advertising, including network advertising	36.8%	38.0%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the years ended December 31, 2019 and 2018:

	Year Ended December 31,			%
	2019	2018	$ Change	Change
	(Unaudited) (In thousands)
Net Revenue:

Radio Advertising	$193,318	$197,594	$(4,276)	(2.2)%
Political Advertising	1,445	6,590	(5,145)	(78.1)
Digital Advertising	31,912	31,510	402	1.3
Cable Television Advertising	79,776	76,429	3,347	4.4
Cable Television Affiliate Fees	105,071	107,277	(2,206)	(2.1)
Event Revenues & Other	25,407	19,698	5,709	29.0

Net Revenue (as reported)	$436,929	$439,098	$(2,169)	(0.5)%

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

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show. Mr. Joyner was a leading nationally syndicated radio personality. Mr. Joyner announced his then forthcoming retirement in 2018 and in December 2019, the Tom Joyner Morning Show ceased being broadcast upon Mr. Joyner’s retirement. Up until his retirement in December 2019, the Tom Joyner Morning Show was broadcast on 71 affiliate stations across the United States. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website.  Additionally, Reach Media operates various other event-related activities.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2019	2018
	(In thousands, except margin data)
Net revenue	$436,929	$439,098
Broadcast and digital operating income	156,412	164,815
Broadcast and digital operating income margin	35.8%	37.5%
Adjusted EBITDA	133,543	140,622
Net income attributable to common stockholders	925	137,442

The reconciliation of net income to broadcast and digital operating income is as follows:

	For the Years Ended December 31,
	2019	2018
	(In thousands)
Net income attributable to common stockholders, as reported	$925	$137,442
Add back non-broadcast and digital operating income items included in net income:
Interest income	(150)	(240)
Interest expense	81,400	76,667
Provision for (benefit from) from income taxes	10,864	(135,199)
Corporate selling, general and administrative, excluding stock-based compensation	36,947	32,019
Stock-based compensation	4,784	4,711
Loss on retirement of debt	—	1,809
Other income, net	(7,075)	(8,002)
Depreciation and amortization	16,985	33,189
Noncontrolling interests in income of subsidiaries	1,132	1,163
Impairment of long-lived assets	10,600	21,256
Broadcast and digital operating income	$156,412	$164,815

The reconciliation of net income to adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2019	2018
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net income attributable to common stockholders, as reported	$925	$137,442
Interest income	(150)	(240)
Interest expense	81,400	76,667
Provision for (benefit from) income taxes	10,864	(135,199)
Depreciation and amortization	16,985	33,189
EBITDA	$110,024	$111,859
Stock-based compensation	4,784	4,711
Loss on retirement of debt	—	1,809
Other income, net	(7,075)	(8,002)
Noncontrolling interests in income of subsidiaries	1,132	1,163
Employment Agreement Award, incentive plan award expenses and other compensation	4,948	(3,654)
Contingent consideration from acquisition	297	2,399
Severance-related costs	1,980	2,032
Cost method investment income from MGM National Harbor	6,853	7,049
Impairment of long-lived assets	10,600	21,256
Adjusted EBITDA	$133,543	$140,622

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2019	2018
Statements of Operations:
Net revenue	$436,929	$439,098	$(2,169)	(0.5)%
Operating expenses:
Programming and technical, excluding stock-based compensation	128,726	125,316	3,410	2.7
Selling, general and administrative, excluding stock-based compensation	151,791	148,967	2,824	1.9
Corporate selling, general and administrative, excluding stock-based compensation	36,947	32,019	4,928	15.4
Stock-based compensation	4,784	4,711	73	1.5
Depreciation and amortization	16,985	33,189	(16,204)	(48.8)
Impairment of long-lived assets	10,600	21,256	(10,656)	(50.1)
Total operating expenses	349,833	365,458	(15,625)	(4.3)
Operating income	87,096	73,640	13,456	18.3
Interest income	150	240	(90)	(37.5)
Interest expense	81,400	76,667	4,733	6.2
Loss on retirement of debt	—	1,809	(1,809)	(100.0)
Other income, net	(7,075)	(8,002)	(927)	(11.6)
Income before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	12,921	3,406	9,515	279.4
Provision for (benefit from) income taxes	10,864	(135,199)	(146,063)	(108.0)
Consolidated net income	2,057	138,605	(136,548)	(98.5)
Noncontrolling interests in income of subsidiaries	1,132	1,163	(31)	(2.7)
Net income attributable to common stockholders	$925	$137,442	$(136,517)	(99.3)%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2019	2018
$436,929	$439,098	$(2,169)	(0.5)%

During the year ended December 31, 2019, we recognized approximately $436.9 million in net revenue compared to approximately $439.1 million during the year ended December 31, 2018. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment for the year ended December 31, 2019, decreased 2.9% from the same period in 2018. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) increased 1.6% in total revenues for the year ended December 31, 2019, consisting of a decrease of 3.2% in local revenues, which was offset by an increase of 3.8% in national revenues, and an increase of 26.3% in digital revenues. We experienced net revenue growth most significantly in our Atlanta and Washington, DC markets; however, this growth was offset by declines most significantly in our Cincinnati, Columbus, Detroit, Indianapolis, Philadelphia, Richmond and St. Louis markets. The declines in Detroit were driven by the previously announced sales of our Detroit WDMK-FM station as of August 31, 2019 and our Detroit WPZR-FM station as of August 8, 2018. Net revenue for our Reach Media segment increased 4.0% for the year ended December 31, 2019, compared to the same period in 2018, due primarily to increased performance at special events. We recognized approximately $185.0 million from our cable television segment for the year ended December 31, 2019, compared to approximately $184.3 million of revenue for the same period in 2018, with the increase due primarily to higher advertising sales which was partially offset by lower affiliate sales. Net revenue from our digital segment increased $345,000 and 1.1% for the year ended December 31, 2019, compared to the same period in 2018.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2019	2018
$128,726	$125,316	$3,410	2.7%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the year ended December 31, 2019, compared to the same period in 2018 is primarily due to higher program content expenses in our cable television segment, which was partially offset by a decrease in expenses at our Reach Media and digital segments.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2019	2018
$151,791	$148,967	$2,824	1.9%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expense for the year ended December 31, 2019, compared to the same period in 2018, is primarily due to an increase in expenses at our radio broadcasting, Reach Media and cable television segments, partially offset by a decrease in expenses at our digital segment.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2019	2018
$36,947	$32,019	$4,928	15.4%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in expense for the year ended December 31, 2019, compared to the same period in 2018, is primarily driven by higher corporate expenses, which was partially offset by a decrease in corporate expenses at our Reach Media and cable television segments. During the year ended December 31, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. The Compensation Committee of the Board of Directors approved the simplified method which eliminated certain assumptions that were historically used in the determination of the fair value of this liability. The revised methodology resulted in a one-time reduction of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate. The liability was further reduced during the quarter ended December 31, 2018 using the simplified methodology, due primarily to an overall lower valuation. During 2019, there was an increase in the overall enterprise valuation and an increase in the overall working capital contributing to an increase in expense recognized throughout the year. Our cable television segment generated a decrease of approximately $2.7 million for the year ended December 31, 2019, compared to the same period in 2018 due primarily to lower incentive based-compensation costs.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2019	2018
$4,784	$4,711	$73	1.5%

The increase in stock-based compensation for the year ended December 31, 2019, compared to the same period in 2018, is primarily due to grants of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2019	2018
$16,985	$33,189	$(16,204)	(48.8)%

The decrease in depreciation and amortization expense for the year ended December 31, 2019, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2019	2018
$10,600	$21,256	$(10,656)	(50.1)%

The impairment of long-lived assets for the year ended December 31, 2019, was related to a non-cash impairment charge associated with our Detroit and Indianapolis markets’ radio broadcasting licenses as well as a non-cash impairment charge recorded to reduce the carrying value of our Interactive One goodwill balance. The impairment of long-lived assets for the year ended December 31, 2018, was related to a non-cash impairment charge recorded to reduce the carrying value of our Charlotte and Atlanta goodwill balances and a non-cash impairment charge recorded to reduce the carrying value of our Detroit radio broadcasting licenses.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2019	2018
$81,400	$76,667	$4,733	6.2%

Interest expense increased to approximately $87.1 million for the year ended December 31, 2019, compared to approximately $76.7 million for the same period in 2018, due to higher interest rates on lower overall debt balances outstanding. On December 20, 2018, the Company closed on a new $192.0 million unsecured credit facility (the “2018 Credit Facility”) and a new $50.0 million loan secured by its interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 9.25% Senior Subordinated Notes due 2020 (the “2020 Notes”) at an average price of approximately 100.88% of par, with the remaining balance of the 2020 Notes being repurchased in February 2019.

Loss on retirement of debt

Year Ended December 31,		Increase/(Decrease)
2019	2018
$—	$1,809	$(1,809)	(100.0)%

There was a net loss on retirement of debt of approximately $1.8 million for the year ended December 31, 2018, due to the redemption of 2020 Notes throughout the year. During the quarter ended December 31, 2018, there was a loss on retirement of debt of approximately $2.8 million which includes a write-off of previously capitalized debt financing costs and original issue discount associated with the 2020 Notes in the amount of $649,000 and also includes approximately $2.1 million associated with the premium paid to the bondholders. Prior to the quarter ended December 31, 2018, there was a gain on retirement of debt due to the redemption of the 2020 Notes at a discount during the first, second and third quarters.

Other income, net

Year Ended December 31,		Increase/(Decrease)
2019	2018
$(7,075)	$(8,002)	$(927)	(11.6)%

Other income, net, decreased to approximately $7.1 million for the year ended December 31, 2019, compared to approximately $8.0 million for the same period in 2018. We recognized other income in the amount of approximately $6.9 million and $7.0 million, for the years ended December 31, 2019 and 2018, respectively, related to our MGM investment. In addition, we recognized $809,000 in other income for the year ended December 31, 2018, related to the deferred gain on sale lease-back transaction.

Provision for (benefit from) income taxes

Year Ended December 31,		Increase/(Decrease)
2019	2018
$10,864	$(135,199)	$(146,063)	(108.0)%

During the year ended December 31, 2019 the provision for income taxes increased to approximately $10.9 million compared to the benefit from income taxes of approximately $135.2 million for the year ended December 31, 2018. The increase in the provision for income taxes was primarily due to the application of statutory tax rates and permanent tax adjustments. For the year ended December 31, 2019, the provision consisted of deferred tax expense of approximately $10.3 million and current tax expense of $595,000. For the year ended December 31, 2018, the benefit consisted of deferred tax benefit of approximately $135.8 million and current tax expense of $604,000. The Company continues to maintain a valuation allowance of $249,000 against certain of its deferred tax assets (“DTAs”) in jurisdictions where we do not expect these assets to be realized. The provision resulted in an effective tax rate of 84.1% and (3,969.4)% for the years ended December 31, 2019 and 2018, respectively. The 2019 annual effective tax rate primarily reflects taxes at statutory tax rates and the impact of permanent tax adjustments. The 2018 annual effective tax rate primarily reflects the impact of the valuation allowance release related to the realizability of certain of the Company’s net operating losses.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2019	2018
$1,132	$1,163	$(31)	(2.7)%

The decrease in noncontrolling interests in income of subsidiaries was primarily due to lower net income recognized by Reach Media for the year ended December 31, 2019, versus the same period in 2018.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $156.4 million for the year ended December 31, 2019, compared to approximately $164.8 million for the year ended December 31, 2018, a decrease of approximately $8.4 million or 5.1%. This decrease was due to lower broadcast and digital operating income in our radio broadcasting, Reach Media and cable television segments, which was partially offset by an increase in broadcast and digital operating income at our digital segment. Our radio broadcasting segment generated approximately $58.3 million of broadcast and digital operating income during the year ended December 31, 2019, compared to approximately $66.0 million during the year ended December 31, 2018, a decrease of $7.6 million, primarily due to a decrease in revenues. Reach Media generated approximately $9.7 million of broadcast and digital operating income during the year ended December 31, 2019, compared to approximately $10.5 million during the year ended December 31, 2018, primarily due to higher selling, general and administrative expenses. Our digital segment generated $200,000 of broadcast and digital operating income during the year ended December 31, 2019, compared to an approximately $5.9 million broadcast and digital operating loss during the year ended December 31, 2018. The increase in our digital segment’s broadcast and digital operating income is primarily due to overall lower expenses. Finally, TV One generated approximately $88.3 million of broadcast and digital operating income during the year ended December 31, 2019, compared to approximately $94.3 million during the year ended December 31, 2018, with the decrease due primarily to higher programming and technical expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 35.8% for the year ended December 31, 2019, from 37.5% for 2018. The margin decrease was primarily attributable to lower broadcast and digital operating income as described above.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility (the “ABL Facility”).

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home order were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and was impairing ticket sales of other tent pole special events.

Given the expected decreases in revenues caused by the COVID-19 pandemic, we assessed a variety of factors, including but not limited to, media industry financial forecasts for the remainder of 2020, expected operating results, forecasted net cash flows from operations, future obligations and liquidity, capital expenditure commitments and forecasted debt covenant compliance.  If the Company were unable to meet its financial covenants, an event of default would occur and the Company’s debt would have to be classified as current, which the Company would be unable to repay if lenders were to call the debt.  We concluded that the potential that the Company could incur considerable decreases in operating profits and the resulting impact on the Company’s ability to meet its debt service obligations and debt covenants were probable conditions which gave rise to a need for an assessment of whether substantial doubt existed of the Company’s ability to continue as a going concern.

As a result, the Company performed a complete reforecast of its 2020 anticipated results extending through April 2021. In reforecasting its results, the Company included the impact of certain of cost-cutting measures including furloughs, layoffs, salary reductions, eliminating travel and entertainment expenses, eliminating discretionary bonus expenses and merit raises, reducing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions.

Out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020.  As of March 31, 2020, the amount remained on the Company’s balance sheet and improved our cash on hand balance to approximately $66.4 million.  On April 15, 2020, the Company paid interest expense of approximately $12.9 million on its 7.375% Senior Secured Notes, and as of April 27, 2020 our cash on hand balance is approximately $54.7 million. As a result of the cost reduction and other measures that the Company has taken in response to COVID-19, the Company anticipates meeting its debt service requirements and is projecting compliance with all debt covenants through April 2021.

See Note 9 to our consolidated financial statements — Long-Term Debt for further information on liquidity and capital resources.

As of December 31, 2019, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of December 31, 2019		Covenant Limit		Excess Coverage
Interest Coverage
Covenant EBITDA / Interest Expense	1.91	x	1.25	x	0.66	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.78	x	5.85	x	1.07	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of December 31, 2019, ratios calculated in accordance with the 2018 Credit Facility were as follows:

	As of December 31, 2019		Covenant Limit		Excess Coverage
Total Gross Leverage
Consolidated Indebtedness / Covenant EBITDA	6.27	x	8.00	x	1.73	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2018 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2019:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)
2017 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$315.3	5.71%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	347.6	7.375%
2018 Credit Facility, net of original issue discount and issuance costs (fixed rate)	163.4	12.875%
MGM National Harbor Loan, net of original issue discount and issuance costs (fixed rate, including PIK)	50.0	11.0%
Asset-backed credit facility (variable rate)(1)	—	—%

(1)    Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2019 and 2018:

	2019	2018
	(In thousands)
Net cash flows provided by operating activities	$58,505	$50,229
Net cash flows provided by investing activities	8,355	3,200
Net cash flows used in financing activities	(49,204)	(75,350)

Net cash flows provided by operating activities were approximately $58.5 million and $50.2 million for the years ended December 31, 2019 and 2018, respectively. Cash flow from operating activities for the year ended December 31, 2019, increased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and payments for accrued interest.

Net cash flows provided by investing activities were approximately $8.4 million and $3.2 million for the years ended December 31, 2019 and 2018, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $5.1 million and $4.4 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company received proceeds of approximately $13.5 million for the sale of the remaining Detroit station and translators. During the year ended December 31, 2018, the Company paid approximately $4.8 million to complete the acquisition of our new WTEM Washington DC station and Detroit translators and we received proceeds of approximately $12.8 million for the sale of our Detroit WPZR-FM station assets.

Net cash flows used in financing activities were approximately $49.2 million and $75.4 million for the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, the Company repaid approximately $42.1 million and $23.4 million, respectively, in outstanding debt. During the year ended December 31, 2018, we borrowed approximately $192.0 million in new 2018 Credit Facility and we borrowed approximately $50.0 million in the MGM National Harbor Loan. During the year ended December 31, 2018, we capitalized approximately $7.4 million of costs associated with our indebtedness. During the year ended December 31, 2018, the Company repurchased approximately $271.9 million of our 2020 Notes and the Company paid a premium of approximately $2.1 million to retire the 2020 Notes. During the years ended December 31, 2019 and 2018, we repurchased approximately $5.5 million and $8.2 million of our Class A and Class D Common Stock, respectively. Reach Media paid approximately $1.0 million and $2.2 million, respectively in dividends to noncontrolling interest shareholders for the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, respectively, the Company distributed $658,000 and approximately $1.1 million of contingent consideration related to the Moguldom acquisition.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2019, we had approximately $582.7 million in broadcast licenses and $239.8 million in goodwill, which totaled $822.5 million, and represented approximately 65.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 31, 2019 and 2018, we recorded impairment charges against radio broadcasting licenses and goodwill, collectively, of approximately $10.6 million and $21.3 million, respectively. Significant impairment charges have been an on-going trend experienced by media companies in general, and are not unique to us.

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

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home order were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. The COVID-19 impact is considered a non-recognized subsequent event. The Company will perform certain interim impairment testing during the quarter ended March 31, 2020 which could result in the Company recording additional non-cash impairment charges related to its broadcasting licenses and goodwill balances during 2020.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to assist us in estimating the fair value of our radio broadcasting licenses and reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one of our geographical markets.  Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) estimated future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 17 reporting units as of our October 2019 annual impairment assessment, consisting of each of the 14 radio markets within the radio division (our license in Detroit was sold during the third quarter of 2019) and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if an impairment indicator is present and also perform annual testing by comparing the fair value of the reporting unit with its carrying amount. We recognize an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. The impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing performed where an impairment charge was recorded since January 1, 2018.

Radio Broadcasting	October 1,	June 30,	October 1,	March 31,
Licenses	2019	2019(*)	2018	2018(*)
Impairment charge (in millions)	$1.0	$3.8	$—	$3.9
Discount Rate	9.0%	*	9.0%	*
Year 1 Market Revenue Growth Rate Range	0.9% – 1.8%	*	(1.2)% – (0.6)%	*
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	*	0.7% – 1.1%	*
Mature Market Share Range	6.9% – 25.0%	*	5.3% – 25.0%	*
Mature Operating Profit Margin Range	27.6% – 39.7%	*	28.3% – 41.1%	*

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.
(*)	License fair value based on estimated asset sale consideration.

Goodwill (Radio Market	October 1,	October 1,	March 31,
Reporting Units)	2019(a)	2018(a)	2018(*)
Impairment charge (in millions)	$—	$14.7	$2.7

Discount Rate	9.0%	9.0%	*
Year 1 Market Revenue Growth Rate Range	(7.6)% – 49.3%	(8.0)% – 27.5%	*
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	0.7% – 1.1%	*
Mature Market Share Range	7.1% - 17.0%	7.6% - 17.8%	*
Mature Operating Profit Margin Range	26.8% - 47.6%	26.8% - 46.9%	*

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.
(*)	Goodwill fair value based on estimated asset sale consideration.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and interim impairment assessments performed since October 2018. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on a single on-air personality. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2019	2018
Impairment charge (in millions)	$—	$—

Discount Rate	10.5%	10.5%
Year 1 Revenue Growth Rate	(9.7)%	2.3%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	13.3% - 14.3%	14.6% - 15.8%

During the fourth quarter of 2019, the Company performed its annual impairment testing on the valuation of goodwill associated with our digital segment. Our digital segment’s net revenues and cash flow internal projections were revised downward and as a result of our annual assessment, the Company recorded a goodwill impairment charge of approximately $5.8 million. Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2018. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. The Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in 2018.

	October 1,		October 1,
Digital Segment Goodwill	2019		2018
Impairment charge (in millions)	$5.8		$—

Discount Rate	12.0%		13.5%
Year 1 Revenue Growth Rate	12.2%		12.6%
Long-term Revenue Growth Rate (Years 6 – 10)	2.8% - 7.7%		3.1% - 3.7%
Operating Profit Margin Range	(4.7)% - 11.	7%	(1.1)% - 15.7%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2018. As a result of the testing performed in 2019 and 2018, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2019	2018
Impairment charge (in millions)	$—	$—

Discount Rate	10.0%	11.0%
Year 1 Revenue Growth Rate	1.0%	1.8%
Long-term Revenue Growth Rate Range (Years 6 – 10)	1.9% - 2.3%	2.0% - 3.0%
Operating Profit Margin Range	33.0% - 45.5%	36.9% - 42.5%

The above goodwill tables reflect some of the key valuation assumptions used for 11 of our 17 reporting units. The other six remaining reporting units had no goodwill carrying value balances as of December 31, 2019.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2019 were reasonable.

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

We had a total goodwill carrying value of approximately $239.8 million across 11 of our 17 reporting units as of December 31, 2019. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For three of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/(Decline) Rate That Would Result in Carrying Value that is less than Fair Value (a)
2	0.9%	Impairment not likely
16	0.7%	Impairment not likely
21	2.0%	Impairment not likely
1	1.1%	0.6%
11	0.9%	0.4%
18	2.5%	0.0%
12	1.0%	(1.3)%
13	0.9%	(2.6)%
10	1.0%	(3.4)%
6	0.8%	(6.0)%
19	1.0%	(15.8)%

(a)	The long-term cash flow growth/(decline) rate that would result in the carrying value of the reporting unit being less than the fair value of the reporting unit applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

Several of the licenses in our units of accounting have limited or no excess of fair values over their respective carrying values. As set forth in the table below, as of October 1, 2019, we appraised the radio broadcasting licenses at a fair value of approximately $695.1 million, which was in excess of the $582.7 million carrying value by $112.4 million, or 19.3%. After the impairment charges were recorded for the year ended December 31, 2019, the fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	October 1, 2019	October 1, 2019	Excess
Unit of Accounting (a)	Carrying Values (“CV”)	Fair Values (“FV”)	FV vs. CV	% FV Over CV
		(In thousands)
Unit of Accounting 2	$3,086	$37,261	$34,175	1,107.4%
Unit of Accounting 7	14,748	18,162	3,414	23.1%
Unit of Accounting 5	16,100	16,226	126	0.8%
Unit of Accounting 4	16,142	20,539	4,397	27.2%
Unit of Accounting 15	20,736	21,874	1,138	5.5%
Unit of Accounting 14	20,770	22,117	1,347	6.5%
Unit of Accounting 11	20,135	20,214	79	0.4%
Unit of Accounting 6	22,642	29,847	7,205	31.8%
Unit of Accounting 13	47,846	48,086	240	0.5%
Unit of Accounting 12	49,663	51,758	2,095	4.2%
Unit of Accounting 16	56,295	102,112	45,817	81.4%
Unit of Accounting 8	62,015	63,605	1,590	2.6%
Unit of Accounting 1	93,394	102,217	8,823	9.4%
Unit of Accounting 10	139,125	141,116	1,991	1.4%
Total	$582,697	$695,134	$112,437	19.3%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

	Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2019
	Broadcasting Licenses	Goodwill (a)
	(In millions)
Impairment charge recorded:
Radio Market Reporting Units	$4.8	$-
Reach Media Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Digital Reporting Unit	-	5.8
Total Impairment Recorded	$4.8	$5.8

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry long-term growth rates	$28.5	$7.5
A 100 basis point decrease in cash flow margin in the projection period	$5.9	$2.0
A 100 basis point increase in the applicable discount rate	$48.1	$13.4
A 5% reduction in the fair value of broadcasting licenses and reporting units	$11.0	$4.7
A 10% reduction in the fair value of broadcasting licenses and reporting units	$31.4	$11.3

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Digital Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$6.4
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$7.4
A 100 basis point increase in the applicable discount rate	Not applicable	$7.0
A 5% reduction in the fair value of the reporting unit	Not applicable	$6.1
A 10% reduction in the fair value of the reporting unit	Not applicable	$6.5

(a)	Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions.

Impairment of Intangible Assets Excluding Goodwill, Radio Broadcasting Licenses and Other Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, radio broadcasting licenses and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2019 and 2018 and determined no impairment charges were necessary. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers” which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company elected to use the modified retrospective method, but the adoption of the standard did not have a material impact to our financial statements. In general, our spot advertising (both radio and cable television) as well as our digital advertising continues to be recognized when aired and delivered. For our cable television affiliate revenue, the Company grants a license to the affiliate to access its television programming content through the license period, and the Company earns a usage-based royalty when the usage occurs, consistent with our previous revenue recognition policy. Finally, for event advertising, the performance obligation is satisfied at a point in time when the activity associated with the event is completed.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. TV One, within our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied.

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

Uncertain Tax Positions

To address the exposures of uncertain tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on examination based on the technical merits of the position. As of December 31, 2019, we had approximately $4.7 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability and recognizing a tax benefit once it is determined the liability is no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the year ended December 31, 2019, management continues to weigh sufficient positive evidence to conclude that it is more likely than not the net DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur in some years in the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative pre-tax income or loss position over the most recent three-year period. Historically, the Company has maintained a full valuation against the net deferred tax assets, principally due to a cumulative pre-tax loss over the most recent three-year period. During the quarter ended December 31, 2018, the Company achieved three years of cumulative pre-tax income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets. The Company continues to maintain three years of rolling cumulative pre-tax income as of December 31, 2019.

Additionally, the Company is projecting forecasts of taxable income to utilize our federal and state net operating losses (“NOLs”) as part of our evaluation of positive evidence. As part of the Tax Cuts and Jobs Act (the “2017 Tax Act”) that was signed into law on December 22, 2017, IRC Section 163(j) limited the deduction of interest expense. In conjunction with evaluating and weighing our cumulative three-year pre-tax income, we also evaluated the impact that interest expense has had on our cumulative three-year pre-tax income. A material component of the Company’s expenses is interest, and has been the primary driver of historical pre-tax losses. Adjusting for the IRC Section 163(j) interest expense limitation on projected taxable income, we estimate utilization of federal and state net operating losses that are not subject to annual limitations as a result of the 2009 ownership shift as defined under IRC Section 382.

Realization of the Company’s federal and state NOLs is dependent on generating sufficient taxable income in future periods, and although the Company believes it is more likely than not future taxable income will be sufficient to utilize the NOLs, realization is not assured and future events may cause a change to the judgment of the realizability of these deferred tax assets. If a future event causes the Company to re-evaluate and conclude that it is not more likely than not, that all or a portion of the deferred tax assets are realizable, the Company would be required to establish a valuation allowance against the assets at that time which would result in a charge to income tax expense and a decrease to net income in the period which the change of judgment is concluded.

The Company continues to assess potential tax strategies (which could include seeking a ruling from the IRS) which, if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. The federal and state NOLs expire in various years from 2020 to 2038.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2019 and 2018, was approximately $10.6 million and $10.2 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

Fair Value Measurements

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument. According to the Employment Agreement, executed in April 2008, the CEO is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the Employment Agreement Award was triggered after the Company recovered the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the employment agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior employment agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability. The revised methodology resulted in a credit adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate. The liability was further reduced during the quarter ended December 31, 2018 using the simplified methodology, due primarily to an overall lower valuation. During 2019, there was an increase in the overall enterprise valuation and an increase in the overall working capital contributing to an increase in expense recognized throughout the year.

The Company estimated the fair value of the Employment Agreement Award as of December 31, 2019, at approximately $27.0 million and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company recorded an impairment and recorded additional amortization expense of approximately $4.9 million and $1.6 million, as a result of evaluating its contracts for recoverability for the years ended December 31, 2019 and 2018, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

Capital and Commercial Commitments

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 2022 Notes. We also have approximately $350.0 million outstanding in our 2022 Notes. Finally, on December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) and the Company also closed on a $50.0 million loan secured by our interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). See “Liquidity and Capital Resources.” See the current balances outstanding in the “Type of Debt” section as part of the “Liquidity and Capital Resources” section above.

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

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We have arrangements with ASCAP, SESAC and GMR, and are in negotiations with BMI for a new agreement. If we are unable to reach an agreement with BMI, a court will determine the royalty we will be required to pay BMI.

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 30, 2020. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	2020	2021	2022	2023	2024	2025 and Beyond	Total
	(In thousands)
7.375% Senior Subordinated Notes(1)	$25,813	$25,813	$357,529	$—	$—	$—	$409,155
2017 Credit facility(2)	21,623	24,907	24,633	316,363	—	—	387,526
2018 Credit facility(2)	43,182	37,117	140,471	—	—	—	220,770
Other operating contracts/agreements(3)	66,515	30,054	17,093	11,171	10,213	34,171	169,217
Operating lease obligations	12,845	11,234	10,278	8,750	7,578	8,490	59,175
MGM National Harbor Loan	5,866	6,104	65,026	—	—	—	76,996
Total	$175,844	$135,229	$615,030	$336,284	$17,791	$42,661	$1,322,839

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of December 31, 2019.

(2)	Includes interest obligations based on effective interest rate, and projected interest expense on credit facilities outstanding as of December 31, 2019.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $110.1 million has not been recorded on the balance sheet as of December 31, 2019, as it does not meet recognition criteria. Approximately $14.7 million relates to certain commitments for content agreements for our cable television segment, approximately $18.7 million relates to employment agreements, and the remainder relates to other agreements.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2019, the Company had letters of credit totaling $848,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements and related financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented. Management's belief is based on a number of factors, including the remediation actions described below.

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

Identification of Material Weaknesses

During the three month period ended March 31, 2019, the Company previously recorded a non-cash tax provision adjustment of approximately $3.4 million relating to the fourth quarter of 2018. The Company determined that correcting the error in the three month period ended March 31, 2019 materially misstated the statement of operations for this period. As a result, management determined that the Company did not maintain effective internal controls over its evaluation and review of the correction of the out of period adjustments in its interim financial statements.

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

During the three month period ended December 31, 2019, management determined that we did not design and maintain effective controls over the adoption of ASC 842 right of use assets and lease liability accounts and related lease accounting activity. This deficiency represents a material weakness in the Company’s internal controls over financial reporting at December 31, 2019. As a result of this material weakness, adjustments were made to revise previously reported operating income and interest expense for each quarter during 2019 and to adjust the right of use assets and lease liabilities as of and for the three month period ended December 31, 2019.

These material weaknesses could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation Actions

During the quarter ended December 31, 2019, we have taken the following actions to remediate these material weaknesses:

•	Strengthened the Finance and Accounting functions and engaged additional resources with the appropriate depth of experience for our Finance and Accounting departments

•	Implemented a required senior management, legal and accounting review to specifically address all disclosures and related financial information

•	Strengthened the existing internal controls related to estimating and accounting for deferred income taxes and determining the effective tax rate

•	Implemented specific review procedures designed to enhance our income tax monitoring control

•	Strengthened our current income tax control activities with improved documentation standards, technical oversight and training

We have substantially completed the remediation activities as of the date of this report and believe that we have strengthened our controls to address the identified material weaknesses. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation process in 2020.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2019.

This Form 10-K does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

(c) Changes in internal control over financial reporting

Except for the material weaknesses and remediation actions described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Urban Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Exhibit 3.1 to Urban One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of April 25, 2017, of the Amended and Restated Certificate of Incorporation of Urban One, Inc., dated as of April 25, 2017, as filed with the State of Delaware on April 25, 2017 (incorporated by reference to Exhibit 3.1 to Urban One’s Current Report on Form 8-K filed May 8, 2017).
3.2	Amended and Restated By-laws of Urban One, Inc. amended as of August 7, 2009 (incorporated by reference to Exhibit 3.1 to Urban One’s Current Report on Form 8-K filed May 8, 2017).
3.3	Certificate of Conversion of Bell Broadcasting Company into Bell Broadcasting Company LLC (incorporated by reference to Exhibit 3.13 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
3.4	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.32 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.60 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.30 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.59 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.18 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.53 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).

3.11	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Exhibit 3.16 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Exhibit 3.19 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Bylaws of Interactive One, Inc. (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Exhibit 3.21 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Exhibit 3.22 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.43 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.17	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.70 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Certificate of Conversion of Radio One Cable Holdings, Inc.to Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.19 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.19	Certificate of Conversion of formation of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.20	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Exhibit 3.27 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Limited Liability Company Agreement of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.22	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC (incorporated by reference to Exhibit 3.28 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.44 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.26	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.71 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.27	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Exhibit 3.23 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.28	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Exhibit 3.56 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.29	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.51 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Exhibit 3.9 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Exhibit 3.48 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.35 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.63 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.38 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.66 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.37 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).

3.40	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.65 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.39 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.67 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Formation of IO Acquisition Sub, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.44	Certificate of Amendment to Certificate of Formation of BossipMadameNoire, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Current Report on Form 8-K, filed May 8, 2017).
3.45	Limited Liability Company Agreement of BossipMadameNoire, LLC (formerly IO Acquisition Sub and incorporated by reference to Exhibit 3.47 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.46	Certificate of Formation of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.48 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.47	Limited Liability Company Agreement of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.49 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.48	Certificate of Formation of Radio One Entertainment Holdings, LLC (incorporated by reference to Exhibit 3.50 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.49	Amended and Restated Limited Liability Company Agreement of Radio One Entertainment Holdings, LLC (incorporated by reference to Exhibit 3.49 to Urban One’s Annual Report on Form 10-K, filed March 18, 2019).
3.50	Certificate of Conversion of Gaffney Broadcasting, LLC (incorporated by reference to Exhibit 3.52 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.51	Certificate of Incorporation of Reach Media, Inc. (incorporated by reference to Exhibit 3.53 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.52	Bylaws of Reach Media, Inc. (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.53	Certificate of Formation of RO One Solution, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
3.54	Certificate of Formation of Urban One Entertainment SPV, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed March 18, 2019).
3.55	Amended and Restated Limited Liability Company Agreement of Urban One Entertainment SPV, LLC (incorporated by reference to Exhibit 3.55 to Urban One’s Annual Report on Form 10-K, filed March 18, 2019).
4.1	Indenture, dated as of April 17, 2015, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 7.375% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed April 23, 2015).
4.2	Indenture, dated as of February 10, 2014, among Radio One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 9.25% Senior Subordinated Notes due 2020 (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed February 10, 2014).
4.3	Supplemental Indenture dated as of April 30, 2014, among Gaffney Broadcasting, Incorporated, a subsidiary of Radio One, Inc., Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.13 to Urban One’s Quarterly Report on Form 10-Q filed May 9, 2014).
4.4	Second Supplemental Indenture dated as of February 13, 2015, among Radio One Urban Network Holdings, LLC, a Delaware limited liability company, IO Acquisition Sub, LLC, a Delaware limited liability company, each a subsidiary of Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture. (incorporated by reference to Exhibit 4.4 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
4.5	Third Supplemental Indenture dated as of March 26, 2015 (this “Supplemental Indenture”), by and between Radio One, Inc., a Delaware corporation (the “Company”), the Other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.12 to Urban One’s Current Report on Form 8-K filed April 1, 2015).
4.6	Fourth Supplemental Indenture dated as of April 17, 2015, among TV One, LLC, Radio One, Inc., the other Guarantors and Wilmington Trust, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.23 to Urban One’s Current Report on Form 8-K filed April 23, 2015).
4.7	Description of Registrant's Securities*
10.1	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference 4.1 Urban One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.2	Credit Agreement, dated April 18, 2017, by and among Radio One Inc., Various Lenders and Guggenheim Securities Credit Partners, LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 21, 2017).
10.3	Amended and Restated Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Urban One’s Definitive Proxy on Schedule 14A filed October 3, 2013).
10.4	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated October 9, 2014 (incorporated by reference to Exhibit 10.12 to Urban One’s Current Report on Form 8-K filed November 4, 2014).

10.5	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.6	Terms of Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III approved September 30, 2014 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 6, 2014).
10.7	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.8	Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 30, 2014 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 6, 2014).
10.9	Credit Agreement, dated as of April 21, 2016, among Radio One, Inc., the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 27, 2016).
10.10	Extension Agreement attaching to and made a part of Employment Agreement by and between Radio One, Inc. and Peter D. Thompson (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 27, 2016).
10.11	Credit Agreement, dated December 4, 2018 by and among Urban One Inc., various lenders and, Wilmington Trust, National Association as administrative agent and TCG Senior Funding L.L.C, as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed December 10, 2018).
21.1	Subsidiaries of Urban One, Inc.*
23.1	Consent of BDO USA, LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL.*

*	Indicates document filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2020.

URBAN One, Inc.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 29, 2020.

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

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Urban One, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to adoption of Accounting Standards Codification (ASC) 842, Leases.

Emphasis of Matter

As more fully described in Note 16 to the consolidated financial statements, the Company may be materially impacted by the novel strain Coronavirus (COVID-19) which was declared a global pandemic by the World Health Organization in March 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

McLean, Virginia

April 29, 2020

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,073	$15,255
Restricted cash	473	635
Trade accounts receivable, net of allowance for doubtful accounts of $7,416 and $8,249, respectively	106,148	110,354
Prepaid expenses	11,261	9,775
Current portion of content assets	30,642	33,951
Other current assets	4,442	3,229
Total current assets	186,039	173,199
CONTENT ASSETS, net	70,121	77,266
PROPERTY AND EQUIPMENT, net	24,393	26,088
GOODWILL	239,772	245,572
RIGHT OF USE ASSETS	44,922	—
RADIO BROADCASTING LICENSES	582,697	600,134
OTHER INTANGIBLE ASSETS, net	58,212	70,091
OTHER ASSETS	43,763	45,059
Total assets	$1,249,919	$1,237,409
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,919	$7,331
Accrued interest	9,094	6,887
Accrued compensation and related benefits	10,903	15,033
Current portion of content payables	14,804	18,870
Current portion of lease liabilities	8,980	—
Other current liabilities	25,393	24,451
Current portion of long-term debt	25,945	38,706
Total current liabilities	101,038	111,278
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	850,308	873,757
CONTENT PAYABLES, net of current portion	14,826	18,381
LONG-TERM LEASE LIABILITIES	40,494	—
OTHER LONG-TERM LIABILITIES	25,054	35,716
DEFERRED TAX LIABILITIES, net	24,560	12,904
Total liabilities	1,056,280	1,052,036

REDEEMABLE NONCONTROLLING INTERESTS	10,564	10,232

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2019 and 2018	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,582,375 and 1,637,472 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2019 and 2018	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of December 31, 2019 and 2018	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 38,752,749 and 38,845,917 shares issued and outstanding as of December 31, 2019 and 2018, respectively	39	39
Additional paid-in capital	979,834	978,628
Accumulated deficit	(796,806)	(803,534)
Total stockholders’ equity	183,075	175,141
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,249,919	$1,237,409

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
	(In thousands, except share data)
NET REVENUE	$436,929	$439,098
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $78 and $48, respectively	128,804	125,364
Selling, general and administrative, including stock-based compensation of $759 and $743, respectively	152,550	149,710
Corporate selling, general and administrative, including stock-based compensation of $3,947 and $3,920, respectively	40,894	35,939
Depreciation and amortization	16,985	33,189
Impairment of long-lived assets	10,600	21,256
Total operating expenses	349,833	365,458
Operating income	87,096	73,640
INTEREST INCOME	150	240
INTEREST EXPENSE	81,400	76,667
LOSS ON RETIREMENT OF DEBT	—	1,809
OTHER INCOME, net	(7,075)	(8,002)
Income before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	12,921	3,406
PROVISION FOR (BENEFIT FROM) INCOME TAXES	10,864	(135,199)
CONSOLIDATED NET INCOME	2,057	138,605
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,132	1,163
CONSOLIDATED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$925	$137,442

BASIC NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income attributable to common stockholders	$0.02	$3.01

DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net income attributable to common stockholders	$0.02	$2.86

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,699,586	45,647,696

Diluted	47,921,671	48,000,957

The accompanying notes are an integral part of these consolidated financial statements.

F-3

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Years Ended December 31,
	2019	2018
	(In thousands)
COMPREHENSIVE INCOME	$2,057	$138,605
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,132	1,163
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$925	$137,442

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For The Years Ended December 31, 2018 and 2019

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2017	$—	$2	$3	$3	$41	$983,582	$(940,976)	$42,655

Consolidated net income	—	—	—	—	—	—	137,442	137,442

Stock-based compensation expense	—	—	—	—	2	4,709	—	4,711

Repurchase of 4,160 shares of Class A common stock and repurchase of 3,989,822 shares of Class D common stock	—	—	—	—	(4)	(8,164)	—	(8,168)

Repurchase of share-based equity awards	—	—	—	—	—	(1,077)	—	(1,077)

Exercise of options for 63,190 shares of common stock	—	—	—	—	—	94	—	94

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(516)	—	(516)

BALANCE, as of December 31, 2018	$—	$2	$3	$3	$39	$978,628	$(803,534)	$175,141
Consolidated net income	—	—	—	—	—	—	925	925

Stock-based compensation expense	—	—	—	—	2	4,782	—	4,784

Issuance of 978,844 shares of Class D common stock	—	—	—	—	—	2,108	—	2,108

Repurchase of 54,896 shares of Class A common stock and repurchase of 2,667,210 shares of Class D common stock	—	—	—	—	(2)	(5,513)	—	(5,515)

Exercise of options for 15,000 shares of common stock	—	—	—	—	—	29	—	29

Adoption of ASC 842	—	—	—	—	—	—	5,803	5,803

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(200)	—	(200)

BALANCE, as of December 31, 2019	$—	$2	$3	$3	$39	$979,834	$(796,806)	$183,075

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net income	$2,057	$138,605

Adjustments to reconcile consolidated net income to net cash from operating activities:
Depreciation and amortization	16,985	33,189
Amortization of debt financing costs	3,895	2,885
Amortization of content assets	48,283	43,796
Amortization of launch assets	1,027	422
Amortization of right of use assets	6,991	—
Deferred income taxes	10,269	(135,688)
Non-cash interest expense	2,033	—
Non-cash lease liability expense	5,682	—
Impairment of long-lived assets	10,600	21,256
Stock-based compensation	4,784	4,711
Loss on retirement of debt	—	1,809

Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	4,206	(1,411)
Prepaid expenses and other current assets	(4,280)	(1,806)
Other assets	(5,695)	788
Accounts payable	(1,412)	(796)
Accrued interest	2,207	(8,541)
Accrued compensation and related benefits	(4,130)	6,385
Other liabilities	453	(9,900)
Payments for content assets	(45,450)	(45,475)
Payment of launch support	—	—
Net cash flows provided by operating activities	58,505	50,229
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,145)	(4,428)
Proceeds from sale of radio station	13,500	12,791
Purchases of intangible assets	—	(400)
Acquisition of station and broadcasting assets	—	(4,763)
Net cash flows provided by investing activities	8,355	3,200
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from 2018 Credit Facility	—	192,000
Proceeds from MGM National Harbor Loan	—	50,000
Repayment of Comcast Note	(11,872)	—
Debt refinancing costs and original issue discount	—	(7,387)
Distribution of contingent consideration	(658)	(1,148)
Proceeds from exercise of stock options	29	94
Premium paid on repayment of long-term debt	—	(2,133)
Repayment of 2020 Notes	(2,037)	(271,855)
Payment of dividends to noncontrolling interest members of Reach Media	(1,000)	(2,227)
Repurchase of share-based equity awards	—	(1,077)
Repayment of 2018 Credit Facility	(24,854)	—
Repayment of 2017 Credit Facility	(3,297)	(23,449)
Repurchase of common stock	(5,515)	(8,168)
Net cash flows used in financing activities	(49,204)	(75,350)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	17,656	(21,921)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	15,890	37,811
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$33,546	$15,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$73,255	$82,258
Income taxes, net of refunds	$136	$1,158

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Right of use asset additions upon adoption of ASC 842	$49,803	$—
Lease liability additions upon adoption of ASC 842	$54,113	$—
Right of use asset and lease liability additions	$1,300	$—
Issuance of common stock	$2,108	$—
Purchases of property and equipment	$—	$329

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization

Urban One, Inc., a Delaware corporation, and its subsidiaries, (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2019, we owned and/or operated 60 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 15 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

The Company previously recorded a tax provision adjustment related to deferred tax assets of approximately $3.4 million during the three month period ended March 31, 2019 relating to the fourth quarter of 2018. The Company determined that correcting the error in the three month period ended March 31, 2019 and six month period ended June 30, 2019 materially misstated the statement of operations for those periods and therefore restated its previously reported March 31, 2019 and June 30, 2019 consolidated financial statements to correct this error. We revised retained earnings and long-term deferred tax liabilities as of December 31, 2018 by approximately $3.6 million ($3.4 million adjustment discussed above in addition to a $200,000 adjustment identified during the third quarter of 2019 relating to the December 31, 2018 period) to correct the prior period financial statements. The financial statements as of and for the year ended December 31, 2018 were not restated as management determined that the impact of this error is immaterial to the 2018 consolidated financial statements filed in our 2018 Form 10-K. However, the December 31, 2018 balance sheet, statement of operations, statement of comprehensive income and statement of cash flows for the year ended December 31, 2018 presented in these consolidated financial statements has been revised to give effect to the correction of the immaterial error.

During the fourth quarter of 2019, the Company revised the interest expense component of operating leases accounted for under ASC 842 from interest expense into operating expenses. Operating income for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 have been reclassified in the amounts of approximately $1.3 million, $1.4 million and $1.4 million, respectively, to reflect the interest expense component of operating leases from interest expense into operating expenses. The financial statements for the quarterly periods ended March 31, June 30 and September 30, 2019 were not restated as management determined that the impact of this error is immaterial to the interim consolidated financial statements filed for each quarterly period in 2019. These revisions had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts.  (See Note 14 – Quarterly Financial Data).

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

(g)  Impairment of Long-Lived Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2019 and 2018 and concluded that no impairment to the carrying value of these assets was required.

(h)  Financial Instruments

Financial instruments as of December 31, 2019 and December 31, 2018, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2019 and December 31, 2018, except for the Company’s long-term debt. The 9.25% Senior Subordinated Notes, which were due in February 2020 (the “2020 Notes”) had a carrying value of approximately $2.0 million and fair value of approximately $2.0 million as of December 31, 2018. On January 17, 2019, the Company announced that it had given the required notice under the indenture governing its 2020 Notes to redeem for cash all outstanding aggregate principal amount of its Notes to the extent outstanding on February 15, 2019.  On February 15, 2019, the remaining 2020 Notes were redeemed. The fair values of the 2020 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The 7.375% Senior Secured Notes that are due in April 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $344.8 million as of December 31, 2019. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $332.5 million as of December 31, 2018. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $320.6 million and fair value of approximately $309.1 million as of December 31, 2019, and had a carrying value of approximately $323.9 million and fair value of approximately $305.8 million as of December 31, 2018. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $167.1 million and fair value of approximately $170.5 million as of December 31, 2019, and had a carrying value of approximately $192.0 million and fair value of approximately $195.9 million as of December 31, 2018. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $52.1 million and fair value of approximately $58.4 million as of December 31, 2019, and had a carrying value of approximately $50.1 million and fair value of approximately $56.1 million as of December 31, 2018. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million (the “Comcast Note”) had a fair value and carrying value of approximately $11.9 million as of December 31, 2018. On February 15, 2019, the Comcast Note was paid in full and retired. The fair value of the Comcast Note, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. There was no balance outstanding on the Company’s asset-backed credit facility (the “ABL Facility”) as of December 31, 2019 and December 31, 2018.

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

(j)  Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, “Revenue from Contracts with Customers” which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company elected to use the modified retrospective method, but the adoption of the standard did not have a material impact to our financial statements. In general, our spot advertising (both radio and cable television) as well as our digital advertising continues to be recognized when aired and delivered. For our cable television affiliate revenue, the Company grants a license to the affiliate to access its television programming content through the license period, and the Company earns a usage based royalty when the usage occurs, consistent with our previous revenue recognition policy. Finally, for event advertising, the performance obligation is satisfied at a point in time when the activity associated with the event is completed.

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $21.4 million and $25.5 million for the years ended December 31, 2019 and 2018, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $14.1 million and $13.6 million for the years ended December 31, 2019 and 2018, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net Revenue:
Radio Advertising	$193,318	$197,594
Political Advertising	1,445	6,590
Digital Advertising	31,912	31,510
Cable Television Advertising	79,776	76,429
Cable Television Affiliate Fees	105,071	107,277
Event Revenues & Other	25,407	19,698
Net Revenue (as reported)	$436,929	$439,098

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Contract assets:
Unbilled receivables	$3,763	$3,425

Contract liabilities:
Customer advances and unearned income	$3,048	$3,766
Unearned event income	6,645	3,864

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2019, approximately $2.7 million was recognized as revenue during the year ended December 31, 2019.  For unearned event income as of January 1, 2019, approximately $3.9 million was recognized during the year ended December 31, 2019, as the event took place during the second quarter of 2019.  For customer advances and unearned income as of January 1, 2018, approximately $2.1 million was recognized as revenue during the year ended December 31, 2018.  For unearned event income as of January 1, 2018, approximately $4.1 million was recognized during the year ended December 31, 2018, as the event took place during the second quarter of 2018.

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

(k) Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the year ended December 31, 2019 and for the year ended December 31, 2018, there was a non-cash launch support addition of approximately $3.7 million for carriage initiation. The weighted-average amortization period for launch support was approximately 7.8 years as of December 31, 2019, and approximately 7.8 years as of December 31, 2018. The remaining weighted-average amortization period for launch support was 5.1 years and 6.1 years as of December 31, 2019 and December 31, 2018, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the years ended December 31, 2019 and 2018, launch support asset amortization of $422,000 and $422,000, respectively, was recorded as a reduction of revenue, and $605,000 and $3,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2019	2018
	(In thousands)
Launch assets	$7,259	$7,259
Less: Accumulated amortization	(2,038)	(1,011)
Launch assets, net	$5,221	$6,248

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2020 through 2024 is as follows:

(In thousands)
2020	$1,027
2021	$1,027
2022	$1,027
2023	$1,027
2024	$1,027

(l)  Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2019 and 2018, barter transaction revenues were approximately $2.1 million and $1.5 million, respectively. Additionally, for the years ended December 31, 2019 and 2018, barter transaction costs were reflected in programming and technical expenses of approximately $1.5 million and $1.3 million, respectively, and selling, general and administrative expenses of approximately $596,000 and $161,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $2.0 million for the year ended December 31, 2018, as final reporting became available. Upon settlement of this agreement, the Company will receive approximately $2.0 million in marketing services that will be utilized in future periods.

(m)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(n)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the years ended December 31, 2019 and 2018, were approximately $24.8 million and $19.4 million, respectively.

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

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the related activities and operations of our syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of the Company’s cable TV operation, including TV One’s and CLEO TV’s results of operations. Corporate/Eliminations represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

No single customer accounted for over 10% of our consolidated net revenues during any of the years ended December 31, 2019 and 2018.

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

As of December 31, 2019, and December 31, 2018, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2019
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,921	—	—	$1,921
Employment agreement award (b)	27,017	—	—	27,017
Total	$28,938	$—	$—	$28,938

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,564	$—	$—	$10,564

As of December 31, 2018
Liabilities subject to fair value measurement:
Contingent consideration (a)	$2,831	—	—	$2,831
Employment agreement award (b)	25,660	—	—	25,660
Total	$28,491	$—	$—	$28,491

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,232	$—	$—	$10,232

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

(b)  Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of certain pre-April 2015 capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability. The revised methodology resulted in a credit adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate.  The liability was further reduced during the quarter ended December 31, 2018 using the simplified methodology, due primarily to an overall lower valuation. During 2019, there was an increase in the overall enterprise valuation and an increase in the overall working capital contributing to an increase in expense recognized throughout the year.

(c)  The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2019 and 2018. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2019:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)
Balance at December 31, 2017	$1,580	$32,323	$10,780
Net income attributable to redeemable noncontrolling interests	—	—	1,163
Dividends paid to redeemable noncontrolling interests	—	—	(2,227)
Distribution	(1,148)	(1,530)	—
Change in fair value	2,399	(5,133)	516
Balance at December 31, 2018	$2,831	$25,660	$10,232
Net income attributable to redeemable noncontrolling interests	—	—	1,132
Dividends paid to redeemable noncontrolling interests	—	—	(1,000)
Distribution	(1,207)	(3,591)	—
Change in fair value	297	4,948	200
Balance at December 31, 2019	$1,921	$27,017	$10,564

The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2019	$(297)	$(4,948)	$—
The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2018	$(2,399)	$5,133	$—

Losses and gains included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award and included as selling, general and administrative expenses for contingent consideration for the years ended December 31, 2019 and 2018.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

		Significant	As of December 31, 2019	As of December 31, 2018
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
Contingent consideration	Monte Carol Simulation	Expected volatility	20.8%	34.6%
Contingent consideration	Monte Carol Simulation	Discount Rate	14.5%	15.0%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.0%	11.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.0%	2.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.0%	10.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company recorded an impairment charge of approximately $10.6 million and $21.3 million for the years ended December 31, 2019 and 2018, respectively, related to goodwill and radio broadcasting licenses.

As of December 31, 2019, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $239.8 million and $582.7 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2019, the Company recorded impairment charges totaling approximately $4.8 million related to our Indianapolis and Detroit radio broadcasting licenses and totaling approximately $5.8 million goodwill balances in our digital segment. For the year ended December 31, 2018, the Company recorded impairment charges totaling approximately $21.3 million related to our Detroit radio broadcasting licenses and goodwill balances in our Atlanta and Charlotte markets. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

(v) Investments

Cost Method

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $6.9 million and $7.0 million, for the years ended December 31, 2019 and 2018, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment during 2019 and 2018 and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the $50 million MGM National Harbor Loan (as defined in Note 9 – Long-Term Debt.)

(w) Content Assets

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company recorded an impairment and recorded additional amortization expense of approximately $4.9 million and $1.6 million, as a result of evaluating its contracts for recoverability for the years ended December 31, 2019 and 2018, respectively. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(x) Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates.” ASU 2019-10 defers the effective date of credit loss standard ASU 2016-13 by two years for smaller reporting companies and permits early adoption. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements, but does not expect such implementation to have a material impact.

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

(y) Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreements under which the Fantastic Voyage® operates provide that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus for the cruise. Distributions from operating income or operating revenues, depending upon the year, are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating income to Reach, with the balance remaining with the Foundation. For years 2020 through 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® may not exceed $1.7 million in 2018 and 2019, nor $1.75 million in 2020 and thereafter. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage®-related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related customer cabin sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case that party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of December 31, 2019 and December 31, 2018, the Foundation owed Reach Media $24,000 and $208,000, respectively, under the agreements for the operation of the cruises.

For the year ended December 31, 2019, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage® were approximately $10.2 million, $8.5 million, and $1.7 million, respectively, and for the year ended December 31, 2018, approximately $9.3 million, $7.6 million, and $1.7 million, respectively. The Fantastic Voyage® took place during the second quarters of both 2019 and 2018.

Additionally, Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of December 31, 2019, and December 31, 2018, the Foundation owed $32,000 and $34,000, respectively, to Reach Media.

Karen Wishart is employed as an Executive Vice President, Chief Administrative Officer of the Company and as a Vice President of each of the Company's subsidiaries. Ms. Wishart owns a controlling interest in a temporary staffing and recruiting services firm. Subsequent to Ms. Wishart’s hiring on October 2, 2017, on a limited basis, the staffing firm can continue to provide new staffing and/or recruiting services to the Company. However, the staffing firm will only be reimbursed for direct expenses actually incurred. During the year ended December 31, 2019, the Company did not pay any amount to the staffing and recruiting services firm. During the year ended December 31, 2018, the Company paid the staffing and recruiting services firm $31,000.

(z) Leases

As of January 1, 2019, the Company adopted ASC 842, Leases, using the modification retrospective transition method. Prior comparative periods will be not be restated under this new standard and therefore those amounts are not presented below. The Company adopted a package of practical expedients as allowed by the transition guidance which permits the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases as of December 31, 2019, dollars in thousands:

Operating Lease Cost (Cost resulting from lease payments)	$12,673
Variable Lease Cost (Cost excluded from lease payments)	160
Total Lease Cost	$12,833

Operating Lease - Operating Cash Flows (Fixed Payments)	$13,023
Operating Lease - Operating Cash Flows (Liability Reduction)	$7,752

Weighted Average Lease Term - Operating Leases	5.63 years
Weighted Average Discount Rate - Operating Leases	11.00%

As of December 31, 2019, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2020	$13,337
2021	12,053
2022	11,389
2023	9,742
2024	8,658
Thereafter	11,232
Total future lease payments	66,411
Imputed interest	(16,937)
Total	$49,474

(aa) Going Concern Assessment

As part of its internal control framework, the Company routinely performs a going concern assessment. As further described in Note 16 – Subsequent Events, we have concluded that the Company has sufficient capacity to meet its financing obligations, has additional capacity to access ABL Facility funds to finance working capital needs should the need arise, that cash flows from operations are sufficient to meet the liquidity needs, and is projecting compliance with all debt covenants through the one year period following the financial statement issuance date.

2.  ACQUISITIONS AND DISPOSITIONS:

On October 20, 2011, we entered into a time brokerage agreement (“TBA”) with WGPR, Inc. (“WGPR”). Pursuant to the TBA, on October 24, 2011, we began to broadcast programs produced, owned or acquired by the Company on WGPR’s Detroit radio station, WGPR-FM. We paid a monthly fee as well as certain operating costs of WGPR-FM, and in exchange we retained all revenues from the sale of the advertising within the programming we provided. The original term of the TBA was through December 31, 2014; however, in September 2014, we entered into an amendment to the TBA to extend the term of the TBA through December 31, 2019 on which date we ceased operation of the station on our behalf. While we ceased operations of the station on December 31, 2019, the Company continues to provide management services to the current owner and operator of WGPR.

On August 31, 2019, the Company closed on its previously announced sale of assets of its Detroit, Michigan radio station, WDMK-FM and three translators W228CJ, W252BX, and W260CB for approximately $13.5 million to Beasley Broadcast Group, Inc. The Company recognized an immaterial loss on the sale of the station during the year ended December 31, 2019.

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

On December 19, 2019, we entered into both an asset purchase agreement (“APA”) and a TBA with Guardian Enterprise Group, Inc. and certain of its affiliates (collectively, “GEG”) with respect to the acquisition and interim operation of low power television station WQMC-LD in Columbus, Ohio. Pursuant to the TBA, in January 2020, we began to operate WQMC-LD until such time as the purchase transaction can close under the APA. Under the terms of the TBA, we pay a monthly fee as well as certain operating costs of WQMC-LD, and, in exchange, we will retain all revenues from the sale of the advertising within the programming. After receipt of FCC approval, we closed the transactions under the APA and took ownership of WQMC-LD on February 24, 2020.

3.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2019	2018	Useful Lives
	(In thousands)
Land and improvements	$4,652	$3,491	—
Buildings	2,756	2,754	31 years
Transmitters and towers	40,705	41,854	7-15 years
Equipment	60,391	60,872	3-7 years
Furniture and fixtures	9,322	9,699	6 years
Software and web development	28,789	27,330	3 years
Leasehold improvements	24,957	25,407	Lease Term
Construction-in-progress	226	275	—
	171,798	171,682
Less: Accumulated depreciation and amortization	(147,405)	(145,594)
Property and equipment, net	$24,393	$26,088

Repairs and maintenance costs are expensed as incurred.

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

We have historically made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2019 and 2018, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $10.6 million and $21.3 million, respectively.

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home order were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. The COVID-19 impact is considered a non-recognized subsequent event. The Company will perform certain interim impairment testing during the quarter ended March 31, 2020 which could result in the Company recording additional non-cash impairment charges related to its broadcasting licenses and goodwill balances during 2020.

2019 Interim Impairment Testing

During the second quarter of 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

2019 Annual Impairment Testing

We completed our 2019 annual impairment assessment as of October 1, 2019. During the fourth quarter of 2019, the Company recorded a non-cash impairment charge of approximately $1.0 million associated with our Indianapolis market radio broadcasting licenses and approximately $5.8 million to reduce the carrying value of our Interactive One goodwill balance. Our 2019 annual impairment testing indicated the carrying values for our goodwill attributable to Reach Media, TV One, and our other radio broadcasting reporting units were not impaired.

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to assist us in estimating the fair value of our radio broadcasting licenses and reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a cluster of radio stations into one of our geographical markets.  Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) estimated future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing where an impairment charge was recorded since January 1, 2018. During the year ended December 31, 2019, the Company recorded a non-cash impairment charge of approximately $4.8 million associated with our Indianapolis and Detroit market radio broadcasting licenses. The Company recorded an impairment charge of approximately $3.9 million associated with our Detroit market radio broadcasting licenses during the year ended December 31, 2018.

Radio Broadcasting	October 1,	June 30,	October 1,	March 31,
Licenses	2019	2019 (*)	2018	2018 (*)
Impairment charge (in millions)	$1.0	$3.8	$–	$3.9
Discount Rate	9.0%	*	9.0%	*
Year 1 Market Revenue Growth Rate Range	0.9% – 1.8%	*	(1.2)% – (0.6)%	*
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	*	0.7% – 1.1%	*
Mature Market Share Range	6.9% – 25.0%	*	5.3% – 25.0%	*
Mature Operating Profit Margin Range	27.6% – 39.7%	*	28.3% – 41.1%	*

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(*)	License fair value based on estimated asset sale consideration.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $582.7 million as of December 31, 2019. The units of accounting reflected in the table below are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of	Net	As of
Unit of Accounting	December 31, 2018	Increase (Decrease)	December 31, 2019
	(In thousands )
Unit of Accounting 2	$3,086	$–	$3,086
Unit of Accounting 7	14,748	–	14,748
Unit of Accounting 5	16,100	–	16,100
Unit of Accounting 4	16,142	–	16,142
Unit of Accounting 9	16,437	(16,437)	–
Unit of Accounting 15	20,736	–	20,736
Unit of Accounting 14	20,770	–	20,770
Unit of Accounting 11	21,135	(1,000)	20,135
Unit of Accounting 6	22,642	–	22,642
Unit of Accounting 13	47,846	–	47,846
Unit of Accounting 12	49,663	–	49,663
Unit of Accounting 16	56,295	–	56,295
Unit of Accounting 8	62,015	–	62,015
Unit of Accounting 1	93,394	–	93,394
Unit of Accounting 10	139,125	–	139,125
Total	$600,134	$(17,437)*	$582,697

* The amount listed is net of additions, dispositions and impairment charges.

Our licenses expire at various dates through December 1, 2027.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 17 reporting units as of our October 2019 annual impairment assessment, consisting of each of the 14 radio markets within the radio division (our license in Detroit was sold during the third quarter of 2019) and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if an impairment indicator is present and also perform annual testing by comparing the fair value of the reporting unit with its carrying amount. We recognize an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. The impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units. During the fourth quarter of 2019, the Company performed its annual impairment testing on the valuation of goodwill associated with our digital segment. Our digital segment’s net revenues and cash flow internal projections were revised downward and as a result of our annual assessment, the Company recorded a goodwill impairment charge of approximately $5.8 million. During the first quarter of 2018, the Company recorded a non-cash impairment charge of approximately $2.7 million to reduce the carrying value of our Charlotte goodwill balance and during the fourth quarter of 2018, the Company recorded a non-cash impairment charge of approximately $14.7 million to reduce the carrying value of our Atlanta goodwill balance.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessments performed and interim impairment testing where an impairment charge was recorded since January 1, 2018.

Goodwill (Radio Market	October 1,	October 1,	March 31,
Reporting Units)	2019(a)	2018(a)	2018(*)
Impairment charge (in millions)	$—	$14.7	$2.7

Discount Rate	9.0%	9.0%	*
Year 1 Market Revenue Growth Rate Range	(7.6)% – 49.3%	(8.0)% – 27.5%	*
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	0.7% – 1.1%	*
Mature Market Share Range	7.1% - 17.0%	7.6% - 17.8%	*
Mature Operating Profit Margin Range	26.8% - 47.6%	26.8% - 46.9%	*

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.
(*)	Goodwill fair value based on estimated asset sale consideration.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and interim impairment assessments performed since October 2018. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on a single on-air personality. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2019	2018
Impairment charge (in millions)	$—	$—

Discount Rate	10.5%	10.5%
Year 1 Revenue Growth Rate	(9.7)%	2.3%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	13.3% - 14.3%	14.6% - 15.8%

During the fourth quarter of 2019, the Company performed its annual impairment testing on the valuation of goodwill associated with our digital segment. Our digital segment’s net revenues and cash flow internal projections were revised downward and as a result of our annual assessment, the Company recorded a goodwill impairment charge of approximately $5.8 million. Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2018. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. The Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in 2018.

	October 1,	October 1,
Digital Segment Goodwill	2019	2018
Impairment charge (in millions)	$5.8	$—

Discount Rate	12.0%	13.5%
Year 1 Revenue Growth Rate	12.2%	12.6%
Long-term Revenue Growth Rate (Years 6 – 10)	2.8% - 7.7%	3.1% - 3.7%
Operating Profit Margin Range	(4.7)% - 11.7%	(1.1)% - 15.7%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2018. As a result of the testing performed in 2019 and 2018, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2019	2018
Impairment charge (in millions)	$—	$—

Discount Rate	10.0%	11.0%
Year 1 Revenue Growth Rate	1.0%	1.8%
Long-term Revenue Growth Rate Range (Years 6 – 10)	1.9% - 2.3%	2.0% - 3.0%
Operating Profit Margin Range	33.0% - 45.5%	36.9% - 42.5%

The above goodwill tables reflect some of the key valuation assumptions used for 11 of our 17 reporting units. The other six remaining reporting units had no goodwill carrying value balances as of December 31, 2019.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments during 2019 and 2018:

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$154,910	$30,468	$27,567	$165,044	$377,989
Accumulated impairment losses	(84,436)	(16,114)	(14,545)	—	(115,095)
Additions	90	—	—	—	90
Impairments	(17,412)	—	—	—	(17,412)
Net goodwill at December 31, 2018	$53,152	$14,354	$13,022	$165,044	$245,572
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Accumulated impairment losses	(101,848)	(16,114)	(14,545)	—	(132,507)
Additions	—	—	—	—	—
Impairments	—	—	(5,800)	—	(5,800)
Net goodwill at December 31, 2019	$53,152	$14,354	$7,222	$165,044	$239,772

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2019 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill, radio broadcasting licenses and the unamortized brand name, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

				Remaining
				Weighted-
				Average
	As of December 31,		Period of	Period of
	2019	2018	Amortization	Amortization
	(In thousands)
Trade names	$17,413	$17,391	1-5 Years	5.0 Years
Intellectual property	9,531	9,531	4-10 Years	0.0 Years
Affiliate agreements	178,986	178,986	8 Years	0.0 Years
Acquired income leases	127	127	3-15 Years	11.1 Years
Advertiser agreements	46,789	46,789	1-12 Years	3.2 Years
Favorable office and transmitter leases	2,097	2,097	2-60 Years	39.1 Years
Brand names	4,413	4,413	10 Years	7.2 Years
Brand names - unamortized	39,690	39,690	Indefinite	—
ABL facility debt costs	510	421	Debt term	1.3 Years
Launch assets	6,284	6,284	Contract length	5.6 Years
Other intangibles	675	675	1-5 Years	1.4 Years
	306,515	306,404
Less: Accumulated amortization	(248,303)	(236,313)
Other intangible assets, net	$58,212	$70,091		4.4 Years

Amortization expense of intangible assets for the years ended December 31, 2019 and 2018 was approximately $10.9 million and $26.7 million, respectively.

The Company’s affiliation agreements have expiration dates ranging from September 2020 to June 2026.

The following table presents the Company’s estimate of amortization expense for the years 2020 through 2024 for intangible assets:

(In thousands)
2020	$5,000
2021	$4,684
2022	$4,637
2023	$2,212
2024	$1,208

The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  CONTENT ASSETS:

The gross cost and accumulated amortization of content assets is as follows:

	As of December 31,		Period of
	2019	2018	Amortization
	(In thousands)
Produced content assets:
Completed	$349,521	$318,234
In-production	9,472	13,578
Licensed content assets acquired:
Acquired	46,515	35,866
Content assets, at cost	405,508	367,678	1-10 Years
Less: Accumulated amortization	(304,745)	(256,461)
Content assets, net	100,763	111,217
Current portion	(30,642)	(33,951)
Noncurrent portion	$70,121	$77,266

Produced content assets include certain unamortized costs that will not be 80% amortized within three years from December 31, 2019, totaling approximately $13.0 million. Approximately 41.5% of these unamortized costs are expected to be amortized within three years from December 31, 2019. The remaining balance of these costs will be amortized through the year ending December 31, 2029.

Future estimated content amortization expense related to agreements entered into as of December 31, 2019, for years 2020 through 2024 is as follows:

(In thousands)
2020	$30,642
2021	$22,089
2022	$14,268
2023	$5,976
2024	$1,380

Future estimated content amortization expense is not included for in-production content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2019, are as follows:

(In thousands)
2020	$14,804
2021	$8,727
2022	$5,338
2023	$761

6.  INVESTMENTS:

Cost Method

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $6.9 million and $7.0 million, for the years ended December 31, 2019 and 2018, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment during 2019 and 2018 and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the $50 million MGM National Harbor Loan (as defined in Note 9 – Long-Term Debt.)

7.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2019	2018
	(In thousands)
Deferred revenue	$10,879	$9,211
Deferred barter revenue	1,599	346
Deferred rent	—	861
Employment Agreement Award	3,208	2,520
Accrued national representative fees	662	1,025
Accrued miscellaneous taxes	366	290
Income taxes payable	590	426
Tenant allowance	305	367
Deferred gain on sale-leaseback	—	809
Contingent consideration	1,526	1,433
Reserve for audience deficiency	3,005	3,332
Other current liabilities	3,253	3,831
Other current liabilities	$25,393	$24,451

8.  DERIVATIVE INSTRUMENTS:

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement Award”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at December 31, 2019 and 2018, to be approximately $27.0 million and $25.7 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense/(benefit) associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $4.9 million and $(5.1) million for the years ended December 31, 2019, and 2018, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company recovered the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the employment agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior employment agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability. The revised methodology resulted in a credit adjustment of approximately $6.6 million during the quarter ended September 30, 2018 to reflect this change in estimate. The liability was further reduced during the quarter ended December 31, 2018 using the simplified methodology, due primarily to an overall lower valuation. During 2019, there was an increase in the overall enterprise valuation and an increase in the overall working capital contributing to an increase in expense recognized throughout the year.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2019	2018
	(In thousands)
2018 Credit Facility	$167,145	$192,000
MGM National Harbor Loan	52,099	50,066
2017 Credit Facility	320,629	323,926
9.25% Senior Subordinated Notes due February 2020	—	2,037
7.375% Senior Secured Notes due April 2022	350,000	350,000
Comcast Note due April 2019	—	11,872
Total debt	889,873	929,901
Less: current portion of long-term debt	25,945	38,706
Less: original issue discount and issuance costs	13,620	17,438
Long-term debt, net	$850,308	$873,757

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

Borrowings under the 2018 Credit Facility are subject to customary conditions precedent, as well as a requirement under the 2018 Credit Facility that (i) the Company's total gross leverage ratio on a pro forma basis be not greater than 8:00 to 1:00 (this total gross leverage ratio test steps down as described below), (ii) neither of the administrative agents under the Company's existing credit facilities nor the trustee under the Company's existing senior secured notes due 2022 have objected to the terms of the new credit documents and (iii) certification by the Company that the terms and conditions of the 2018 Credit Facility satisfy the requirements of the definition of “Permitted Refinancing” (as defined in the agreements governing the Company's existing credit facilities) and neither of the administrative agents under the Company's existing credit facilities notifies the Company within five (5) business days prior to funding the borrowings under the 2018 Credit Facility that it disagrees with such determination (including a reasonable description of the basis upon which it disagrees).

The 2018 Credit Facility matures on December 31, 2022 (the “Maturity Date”). Interest rates on borrowings under the 2018 Credit Facility will be either (i) from the Funding Date to the Maturity Date, 12.875% per annum, (ii) 11.875% per annum, once 50% of the term loan borrowings have been repaid or (iii) 10.875% per annum, once 75% of the term loan borrowings have been repaid. Interest payments begin on the last day of the 3-month period commencing on the Funding Date.

The Company's obligations under the 2018 Credit Facility are not secured. The 2018 Credit Facility is guaranteed on an unsecured basis by each entity that guarantees the Company's outstanding $350.0 million 2017 Credit Facility (as defined below).

The term loans could have been voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company is required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company is also required to use 75% of excess cash flow (“ECF payment”) as defined in the 2018 Credit Facility, which exclude any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par. During the year ended December 31, 2019, the Company repaid approximately $24.9 million, under the 2018 Credit Facility. Included in the repayments made during the year ended December 31, 2019 was approximately $3.5 million in ECF payments in accordance with the agreement.

The 2018 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company's total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021 and 6.75 to 1.00 in 2022. As of December 31, 2019, the Company was in compliance with all of its financial covenants under the 2018 Credit Facility.

As of December 31, 2019, the Company had outstanding approximately $167.1 million on its 2018 Credit Facility. The original issue discount in the amount of approximately $3.8 million and associated debt issuance costs in the amount of $875,000 is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the years ended December 31, 2019 and 2018, was approximately $3.9 million and $2.9 million, respectively.

MGM National Harbor Loan

Concurrently, on December 4, 2018, Urban One Entertainment SPV, LLC (“UONESPV”) and its immediate parent, Radio One Entertainment Holdings, LLC (“ROEH”), each of which is a wholly owned subsidiary of the Company, entered into a credit agreement, providing $50.0 million in term loan borrowings (the “MGM National Harbor Loan”) which was funded on December 20, 2018.

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

As of December 31, 2019, the Company had outstanding approximately $52.1 million on its MGM National Harbor Loan. The original issue discount in the amount of approximately $1.0 million and associated debt issuance costs in the amount of approximately $1.7 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 2022 Notes (as defined below). At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 6.27% for 2019 and was 6.07% for 2018.

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

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During the years ended December 31, 2019 and 2018, the Company repaid approximately $3.3 million and $23.4 million, respectively under the 2017 Credit Facility.

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

As of December 31, 2019, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of December 31, 2019, the Company had outstanding approximately $320.6 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

Senior Subordinated Notes

On February 10, 2014, the Company closed a private placement offering of $335.0 million aggregate principal amount of 9.25% senior subordinated notes due 2020 (the “2020 Notes”). The 2020 Notes were offered at an original issue price of 100.0% plus accrued interest from February 10, 2014. The 2020 Notes were scheduled to mature on February 15, 2020. Interest accrued at the rate of 9.25% per annum and was payable semiannually in arrears on February 15 and August 15 in the initial amount of approximately $15.5 million, which commenced on August 15, 2014. The 2020 Notes were guaranteed by certain of the Company’s existing and future domestic subsidiaries and any other subsidiaries that guarantee the existing senior credit facility or any of the Company’s other syndicated bank indebtedness or capital markets securities. The Company used the net proceeds from the offering to repurchase or otherwise redeem all of the amounts then outstanding under its previous notes and to pay the related accrued interest, premiums, fees and expenses associated therewith. During the quarter ended December 31, 2018, in conjunction with entering into the 2018 Credit Facility and MGM National Harbor Loan, the Company repurchased approximately $243.0 million of its 2020 Notes at an average price of approximately 100.88% of par. During the quarter ended December 31, 2018, the Company recorded a loss on retirement of debt of approximately $2.8 million. This amount includes a write-off of previously capitalized debt financing costs and original issue discount associated with the 2020 Notes in the amount of $649,000 and also includes approximately $2.1 million associated with the premium paid to the bondholders. During the quarter ended September 30, 2018, the Company repurchased approximately $5.0 million of its 2020 Notes at an average price of approximately 97.25% of par. The Company recorded a net gain on retirement of debt of $120,000 for the quarter ended September 30, 2018. During the quarter ended June 30, 2018, the Company repurchased approximately $14.0 million of its 2020 Notes at an average price of approximately 95.125% of par. The Company recorded a net gain on retirement of debt of $626,000 for the quarter ended June 30, 2018. During the quarter ended March 31, 2018, the Company repurchased approximately $11 million of its 2020 Notes at an average price of approximately 97.375% of par. The Company recorded a net gain on retirement of debt of $239,000 for the quarter ended March 31, 2018. As of December 31, 2019 and December 31, 2018, the Company had approximately $0 and $2.0 million, respectively, of our 2020 Notes outstanding.

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

Comcast Note

The Company also had outstanding a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bears interest at 10.47%, is payable quarterly in arrears, and the entire principal amount is due on April 17, 2019. The Company was contractually required to retire the Comcast Note in February 2019 upon redemption of the remaining 2020 Notes. On February 15, 2019, upon redemption of the remaining 2020 Notes, the Comcast Note was paid in full and retired.

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility provides for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. As of December 31, 2019 and as of December 31, 2018, the Company did not have any borrowings outstanding on its ABL Facility.

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

On November 13, 2019, the Company entered into an amendment to the ABL Facility, (the “ABL Amendment”), which increases the borrowing capacity from $25 million in revolving loan borrowings to $37.5 million in order to provide for the working capital needs and general corporate requirements of the Company and provides for a letter of credit facility up to $7.5 million as a part of the overall $37.5 million in capacity. The ABL Amendment also redefines the “Maturity Date” to read as follows: “Maturity Date" shall mean the earlier to occur of (a) April 21, 2021 and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the Term Loan Maturity Date (as defined in the Term Loan Credit Agreement as in effect on the Effective Date or as the same may be extended in accordance with the terms of the Term Loan Credit Agreement), and (ii) the Stated Maturity (as defined in the Senior Secured Notes Indenture (as defined in the Term Loan Credit Agreement)) of the Notes (as defined in the Senior Secured Notes Indenture as in effect on the Effective Date or as the same may be extended in accordance with the terms of the Senior Secured Notes Indenture).”

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2019, the Company had letters of credit totaling $848,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, the Company’s obligations under the 2017 Credit Facility, and the obligations under the 2018 Credit Facility. The Company’s interest in the MGM National Harbor Casino fully guarantees the MGM National Harbor Loan.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of December 31, 2019, are as follows:

	2018 Credit Facility	MGM National Harbor Loan	Asset-backed Credit Facility	2017 Credit Facility	7.38% Senior Secured Notes due April 2022	Total
	(In thousands)
2020	$22,648	$—	$—	$3,297	$—	$25,945
2021	19,200	—	—	3,297	—	22,497
2022	125,297	52,099	—	3,297	350,000	530,693
2023	—	—	—	310,738	—	310,738
2024 and thereafter	—	—	—	—	—	—
Total Debt	$167,145	$52,099	$—	$320,629	$350,000	$889,873

10.  INCOME TAXES:

A reconciliation of the statutory federal income taxes to the recorded benefit from income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2019	2018
	(In thousands)
Statutory federal tax expense	$2,714	$716
Effect of state taxes, net of federal benefit	1,904	383
Effect of state rate and tax law changes	578	(1,423)
Return to provision adjustments	(110)	659
Other permanent items	75	100
Non-deductible meals and entertainment	226	253
Impairment of long-lived intangible assets	1,218	3,087
Non-deductible officer’s compensation	1,781	(561)
Change in valuation allowance	24	(125,635)
IRC Section 382 adjustments	573	(13,547)
NOL expirations	1,815	—
Stock-based compensation forfeitures and adjustments	178	1,677
Uncertain tax positions	(172)	(829)
Other	60	(79)
Provision for (benefit from) income taxes	$10,864	$(135,199)

The statutory federal tax rate used for the years ended December 31, 2019 and December 31, 2018 is 21%. Major components of the effective tax rate for the year ended December 31, 2019 are related to the limitation of officer's compensation under IRC Section 162(m), and state income taxes. A major component of the effective tax rate during the year ended December 31, 2018 was due to the release of valuation allowance of approximately $125.6 million related to federal and state net operating losses (“NOLs”), and a reduction of IRC Section 382 limitations by approximately $13.5 million on these NOLs.

The components of the provision for (benefit from) income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2019	2018
	(In thousands)
Federal:
Current	$—	$—
Deferred	5,973	(116,316)
State:
Current	595	604
Deferred	4,296	(19,487)
Provision for (benefit from) income taxes	$10,864	$(135,199)

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

	As of December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,804	$2,001
Accruals	528	1,685
Fixed assets	418	970
Stock-based compensation	499	543
Net operating loss carryforwards	103,700	121,562
Lease liability	12,094	—
Interest expense carryforward	16,224	6,519
Alternative minimum tax credit	428	856
Other	(324)	1,192
Total deferred tax assets	135,371	135,328
Valuation allowance for deferred tax assets	(249)	(235)
Total deferred tax asset, net of valuation allowance	135,122	135,093

Deferred tax liabilities:
Intangible assets	(147,350)	(145,072)
Right of use asset	(10,100)	—
Partnership interests	(1,813)	(1,795)
Qualified film expenditures	(419)	(1,130)
Total deferred tax liabilities	(159,682)	(147,997)
Net deferred tax liability	$(24,560)	$(12,904)

As of December 31, 2019, the Company had federal and state NOL carryforward amounts of approximately $733.3 million and $472.5 million, respectively. The state NOLs are applied separately from the federal NOL as the Company generally files separate state returns for each subsidiary. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. During 2016, the Company performed an Internal Revenue Code (“IRC”) Section 382 study (“the study”) and concluded that there was an ownership shift during calendar year 2009 that resulted in an estimated limitation on our federal and state NOLs for approximately $361.1 million and $262.7 million, respectively. During 2018, the Company updated the study for additional information based on additional technical insight into the application of the tax law, which resulted in a decrease to the initial estimated limitation. In 2018, the Company identified certain assets with net unrealized built-in gain that reduced the estimated federal and state limitation by approximately $65.6 million and $52.9 million, respectively. The Company continues to assess potential tax strategies (which could include seeking a ruling from the IRS) which, if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. The federal and state NOLs expire in various years from 2020 to 2038.

As of December 31, 2019, the gross deferred tax assets of approximately $135.4 million were primarily the result of federal and state net operating losses, and the IRC Section 163(j) interest expense carryforward. A valuation allowance of $249,000 and $235,000 was recorded against our gross deferred tax asset balance as of December 31, 2019 and December 31, 2018, respectively and is related to state jurisdictions where it is not more likely than not the deferred tax assets will be realized.

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

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative pre-tax income or loss position over the most recent three-year period. Historically, the Company has maintained a full valuation against the net deferred tax assets, principally due to a cumulative pre-tax loss over the most recent three-year period. During the quarter ended December 31, 2018, the Company achieved three years of cumulative pre-tax income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets. The Company continues to maintain three years of rolling cumulative pre-tax income as of December 31, 2019.

Additionally, the Company is projecting forecasts of taxable income to utilize our federal and state NOLs as part of our evaluation of positive evidence. As part of the 2017 Tax Act, IRC Section 163(j) limited the deduction of interest expense. In conjunction with evaluating and weighing our cumulative three-year pre-tax income, we also evaluated the impact that interest expense has had on our cumulative three-year pre-tax income. A material component of the Company’s expenses is interest, and has been the primary driver of historical pre-tax losses. Adjusting for the IRC Section 163(j) interest expense limitation on projected taxable income, we estimate utilization of federal and state net operating losses that are not subject to annual limitations as a result of the 2009 ownership shift as defined under IRC Section 382.

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

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018
	(In thousands)
Balance as of January 1	$4,637	$5,758
Additions for tax positions related to current years	—	157
Additions (deductions) for tax positions related to prior years	96	(1,113)
Deductions for tax positions as a result of tax settlements	—	(165)
Balance as of December 31	$4,733	$4,637

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state income tax positions that affect the amount of state NOLs available to be applied to reduce future state income tax liabilities. The unrecognized tax benefits liability accrued on our balance sheet increased by $96,000 and decreased by approximately $1.1 million during the years ended December 31, 2019 and December 31, 2018, respectively, primarily as a result of applicable tax rate changes. During the year ended December 31, 2018, the Company increased the unrecognized tax benefits liability by $157,000 related to the potential state income tax effects due to South Dakota v. Wayfair, Inc. As of December 31, 2019, the Company had unrecognized tax benefits of approximately $4.7 million, which if recognized, would impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. There is no material amount of interest and penalties recognized in the statement of operations and the balance sheet for the year ended December 31, 2019. The Company does not anticipate any significant increases or decreases to the total unrecognized tax benefits within the next twelve months subsequent to December 31, 2019.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2016 through 2019. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2015 through 2019. To the extent that net operating losses are utilized, the year of the loss is open to examination.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of December 31, 2019, except that the Company has limited but ongoing authority to purchase shares under the Company’s stock plans as described below, there was no open authorizations with respect to its Class A and Class D common stock. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the year ended December 31, 2019, the Company repurchased 54,896 shares of Class A Common Stock in the amount of $120,000 at an average of $2.19 per share and repurchased 1,709,315 shares of Class D Common Stock in the amount of approximately $3.5 million at an average of $2.06 per share. During the year ended December 31, 2018, the Company repurchased 4,160 shares of Class A Common Stock in the amount of $9,000 at an average of $2.26 per share and repurchased 3,377,436 shares of Class D Common Stock in the amount of approximately $7.0 million at an average of $2.10 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the year ended December 31, 2019, the Company executed a Stock Vest Tax Repurchase of 957,895 shares of Class D Common Stock in the amount of approximately $1.9 million at an average price of $1.96 per share. During the year ended December 31, 2018, the Company executed a Stock Vest Tax Repurchase of 612,386 shares of Class D Common Stock in the amount of approximately $1.1 million at an average price of $1.78 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of December 31, 2019, 3,023,462 shares of Class D common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

On October 26, 2015, the Compensation Committee (“Compensation Committee”) of the Board of Directors of the Company awarded David Kantor, Chief Executive Officer, Radio Division, 100,000 restricted shares of the Company’s Class D common stock, and stock options to purchase 300,000 shares of the Company’s Class D common stock. The grants were effective November 5, 2015, and vested in approximately equal 1/3 tranches on each of November 5, 2016, November 5, 2017, and November 5, 2018.

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

 On June 12, 2019, the Compensation Committee awarded Catherine Hughes, Chairperson, 393,685 restricted shares of the Company’s Class D common stock, and stock options to purchase 174,971 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and vested on January 6, 2020.

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

On June 12, 2019, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 656,142 restricted shares of the Company’s Class D common stock, and stock options to purchase 291,619 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and vested on January 6, 2020.

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

 On June 12, 2019, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 224,654 restricted shares of the Company’s Class D common stock, and stock options to purchase 99,846 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and vested on January 6, 2020.

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

On June 12, 2019, the Compensation Committee awarded David Kantor, Chief Executive Officer – Radio Division, 195,242 restricted shares of the Company’s Class D common stock, and stock options to purchase 86,774 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and vested on January 6, 2020.

Pursuant to the terms of each of our stock plans and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

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

Stock-based compensation expense for the years ended December 31, 2019 and 2018, was approximately $4.8 million and $4.7 million, respectively.

The Company granted 653,210 stock options during the year ended December 31, 2019 and granted 732,869 stock options during the year ended December 31, 2018. The per share weighted-average fair value of options granted during the years ended December 31, 2019 and 2018, was $2.17 and $1.81, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2019	2018
Average risk-free interest rate	1.84%	2.42%
Expected dividend yield	0.00%	0.00%
Expected lives	5.25 years	6.00 years
Expected volatility	68.0%	65.1%

Transactions and other information relating to stock options for the years December 31, 2019 and 2018 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,804,000	$1.89	4.90	$795,000
Grants	733,000	$1.81
Exercised	63,000	$1.41
Forfeited/cancelled/expired/settled	(1,905,000)	$1.43
Outstanding at December 31, 2018	3,569,000	$2.12	7.19	$130,000
Grants	653,000	$2.17
Exercised	15,000	$1.90
Forfeited/cancelled/expired/settled	(10,000)	$1.90
Outstanding at December 31, 2019	4,197,000	$2.13	6.70	$255,000
Vested and expected to vest at December 31, 2019	4,145,000	$2.13	6.68	$255,000
Unvested at December 31, 2019	822,000	$2.11	9.13	$—
Exercisable at December 31, 2019	3,375,000	$2.13	6.11	$255,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2019, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their in-the-money options on December 31, 2019. This amount changes based on the fair market value of the Company’s stock.

There were 15,000 options exercised during the year ended December 31, 2019 and there were 63,190 options exercised during the year ended December 31, 2018. The number of options that vested during the year ended December 31, 2019 was 847,030 and the number of options that vested during the year ended December 31, 2018 was 269,173.

As of December 31, 2019, $95,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.4 months. The weighted-average fair value per share of shares underlying stock options was $1.54 at December 31, 2019.

The Company granted 2,603,567 and 1,758,428 shares, respectively, of restricted stock during the years ended December 31, 2019 and 2018, respectively. During the years ended December 31, 2019 and 2018, 25,000 shares and 23,256 shares, respectively, of restricted stock were issued to the Company’s non-executive directors as a part of their compensation packages. Each of the four non-executive directors received 25,000 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of $2.00 of the Company’s Class D common stock on June 17, 2019. Each of the four non-executive directors received 23,256 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of $2.15 of the Company’s Class D common stock on June 15, 2018. The restricted stock grants for the non-executive directors vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2019 and 2018 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2017	2,303,000	$1.94
Grants	1,758,000	$1.83
Vested	(1,904,000)	$1.93
Forfeited/cancelled/expired	(33,000)	$1.90
Unvested at December 31, 2018	2,124,000	$1.85
Grants	2,604,000	$2.16
Vested	(2,840,000)	$1.94
Forfeited/cancelled/expired	(74,000)	$2.19
Unvested at December 31, 2019	1,814,000	$2.14

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2019, $528,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over a weighted-average period of 1.32 months.

12.   PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2019 and 2018.

13.  COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in April 2020 through December 1, 2027. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We have arrangements with ASCAP, SESAC and GMR, and are in negotiations with BMI for a new agreement. If we are unable to reach an agreement with BMI, a court will determine the royalty we will be required to pay BMI.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 12 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. The future rentals under non-cancelable leases as of December 31, 2019, are shown below.

The Company has other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next six years. The amounts the Company is obligated to pay for these agreements are shown below.

	Operating Lease Agreements	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2020	$66,515	$12,845
2021	30,054	11,234
2022	17,093	10,278
2023	11,171	8,750
2024	10,213	7,578
2025 and thereafter	34,171	8,490
Total	$169,217	$59,175

Of the total amount of other operating contracts and agreements included in the table above, approximately $110.1 million has not been recorded on the balance sheet as of December 31, 2019, as it does not meet recognition criteria. Approximately $14.7 million relates to certain commitments for content agreements for our cable television segment, approximately $18.7 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 30, 2020. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

Letters of Credit

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2019, the Company had letters of credit totaling $848,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30 (a)	September 30	December 31 (a)
	(In thousands, except share data)
	(As Revised) (b)
2019:
Net revenue	$98,449	$121,571	$111,055	$105,854
Operating income	14,796	29,121	31,117	12,062
Net (loss) income	(2,979)	7,137	5,687	(7,788)

Consolidated net (loss) income attributable to common stockholders	(3,104)	6,591	5,359	(7,921)
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Consolidated net (loss) income per share attributable to common stockholders - basic	$(0.07)	$0.15	$0.12	$(0.18)
Consolidated net (loss) income per share attributable to common stockholders - diluted	$(0.07)	$0.14	$0.12	$(0.18)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	45,001,767	45,061,821	44,315,077	44,172,147
Weighted average shares outstanding —diluted	45,001,767	45,701,655	46,118,702	44,172,147

(a)	The net income (loss) from continuing operations for the quarters ended June 30, 2019 and December 31, 2019, includes approximately $3.8 million and $6.8 million, respectively of impairment charges.

(b)	Operating income for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 have been revised in the amounts of approximately $1.3 million, $1.4 million and $1.4 million, respectively, to reflect the interest expense component of operating leases from interest expense into operating expenses.

	Quarters Ended
	March 31 (a)	June 30	September 30	December 31 (a)
	(In thousands, except share data)
2018:
Net revenue	$99,621	$115,206	$110,730	$113,541
Operating income	7,315	24,813	32,101	9,411
Net (loss) income	(22,522)	23,896	23,375	113,856

Consolidated net (loss) income attributable to common stockholders	(22,555)	23,590	23,044	113,363
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Consolidated net (loss) income per share attributable to common stockholders - basic	$(0.48)	$0.51	$0.51	$2.54
Consolidated net (loss) income per share attributable to common stockholders - diluted	$(0.48)	$0.49	$0.49	$2.42
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	46,757,386	46,033,402	45,128,341	44,663,033
Weighted average shares outstanding —diluted	46,757,386	48,438,693	47,462,358	46,874,741

(a)

The net (loss) income from continuing operations for the quarters ended March 31, 2018 and December 31, 2018, includes approximately $6.6 million and $14.7 million, respectively of impairment charges. The net income for the quarter ended December 31, 2018 includes a benefit from income taxes of approximately $124.3 million.

15.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the related activities and operations of our syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of the Company’s cable TV operation, including TV One’s and CLEO TV’s results of operations. Corporate/Eliminations represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the years ended December 31, 2019 and 2018 is presented in the following table:

	For the Years Ended December 31,
	2019	2018
	(In thousands)
Net Revenue:
Radio Broadcasting	$177,478	$182,765
Reach Media	44,691	42,984
Digital	31,922	31,577
Cable Television	185,027	184,298
Corporate/Eliminations*	(2,189)	(2,526)
Consolidated	$436,929	$439,098

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$119,878	$117,427
Reach Media	38,150	36,064
Digital	31,775	37,617
Cable Television	103,195	99,104
Corporate/Eliminations	29,250	20,801
Consolidated	$322,248	$311,013

Depreciation and Amortization:
Radio Broadcasting	$3,248	$3,484
Reach Media	235	250
Digital	1,877	1,907
Cable Television	10,376	26,259
Corporate/Eliminations	1,249	1,289
Consolidated	$16,985	$33,189

Impairment of Long-Lived Assets:
Radio Broadcasting	$4,800	$21,256
Reach Media	—	—
Digital	5,800	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$10,600	$21,256

Operating income (loss):
Radio Broadcasting	$49,552	$40,598
Reach Media	6,306	6,670
Digital	(7,530)	(7,947)
Cable Television	71,456	58,935
Corporate/Eliminations	(32,688)	(24,616)
Consolidated	$87,096	$73,640

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(2,189)	$(2,526)

Capital expenditures by segment are as follows:
Radio Broadcasting	$2,778	$3,876
Reach Media	179	114
Digital	1,390	1,197
Cable Television	207	570
Corporate/Eliminations	591	1,429
Consolidated	$5,145	$7,186

	As of
	December 31, 2019	December 31, 2018
	(In thousands)
Total Assets:
Radio Broadcasting	$721,295	$717,400
Reach Media	41,892	34,388
Digital	22,223	24,389
Cable Television	388,465	402,511
Corporate/Eliminations	76,044	58,721
Consolidated	$1,249,919	$1,237,409

16.  SUBSEQUENT EVENTS:

As noted above, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and the Company’s 2019 Equity and Performance Incentive Plan. On March 13, 2020, the Company's Board authorized a new repurchase plan of up to $2.6 million of the Company's Class A and D shares through December 31, 2020. Since January 1, 2020 and through the date of filing of this report, the Company has repurchased 697,801 shares of Class D common stock in the amount of approximately $1.1 million at an average price of $1.65 per share.

While the Company ceased operations of WGPR on December 31, 2019, the Company continues to provide management services to the current owner and operator of WGPR.

Pursuant to the TBA with GEG, in January 2020, we began to operate WQMC-LD until such time as the purchase transaction can close under the APA. Under the terms of the TBA, we pay a monthly fee as well as certain operating costs of WQMC-LD, and, in exchange, we will retain all revenues from the sale of the advertising within the programming. After receipt of FCC approval, we closed the transactions under the APA and took ownership of WQMC-LD on February 24, 2020.

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home order were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and was impairing ticket sales of other tent pole special events. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Outbreaks in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results.

 Given the expected decreases in revenues caused by the COVID-19 pandemic, we assessed a variety of factors, including but not limited to, media industry financial forecasts for the remainder of 2020, expected operating results, forecasted net cash flows from operations, future obligations and liquidity, capital expenditure commitments and forecasted debt covenant compliance.  If the Company were unable to meet its financial covenants, an event of default would occur and the Company’s debt would have to be classified as current, which the Company would be unable to repay if lenders were to call the debt.  We concluded that the potential that the Company could incur considerable decreases in operating profits and the resulting impact on the Company’s ability to meet its debt service obligations and debt covenants were probable conditions which gave rise to a need for an assessment of whether substantial doubt existed of the Company’s ability to continue as a going concern.

As a result, the Company performed a complete reforecast of its 2020 anticipated results extending through April 2021. In reforecasting its results, the Company included the impact of certain of cost-cutting measures including furloughs, layoffs, salary reductions, eliminating travel and entertainment expenses, eliminating discretionary bonus expenses and merit raises, reducing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions.

Out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020.  As of March 31, 2020, the amount remained on the Company’s balance sheet and improved our cash on hand balance to approximately $66.4 million.  On April 15, 2020, the Company paid interest expense of approximately $12.9 million on its 7.375% Senior Secured Notes, and as of April 27, 2020 our cash on hand balance is approximately $54.7 million. As a result of the cost reduction and other measures that the Company has taken in response to COVID-19, the Company anticipates meeting its debt service requirements and is projecting compliance with all debt covenants through April 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law to provide emergency assistance to qualifying businesses and individuals. The CARES Act provides a number of key provisions that include unemployment benefits, deferral of employer payroll taxes, tax benefits designed to aid businesses impacted by COVID-19, low interest business loans, and a Paycheck Protection Program. The Company may qualify for certain provisions of the CARES Act, however we continue to evaluate the impact for any potential benefit that the provisions may provide.

URBAN ONE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2019 and 2018

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2019	$8,249	$1,370	$—	$2,203	$7,416
2018	8,071	$1,034	$—	$856	$8,249

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2019	$235	$14	$—	$—	$249
2018	125,870	$—	$—	$125,635	$235

S-1