Form 10-Q
period 2020-03-31
URBAN ONE, INC.
filed 2020-05-29
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 22, 2020
Class A Common Stock, $.001 Par Value	1,582,359
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	38,058,422

EXPLANATORY NOTE

On March 25, 2020, the United States Securities and Exchange Commission (the “SEC”) issued a new order and guidance (collectively, the “Order”) providing regulatory relief to public companies whose operations may be affected by the novel coronavirus disease (“COVID-19”). The Order provides public companies with a 45-day extension to file certain disclosure reports that would otherwise have been due between March 1, 2020 and July 1, 2020.

Due to its operations being impacted by COVID-19, Urban One, Inc. (the “Company”) was unable to meet its filing deadline with respect to its Quarterly Report on Form 10Q (“Quarterly Report”) and submitted a Current Report on Form 8-K in accordance with and reliance upon the Order.

The Company’s corporate headquarters is located in Silver Spring, Maryland. On March 5, 2020 a state of emergency was declared within the entire state of Maryland, renewed on March 17, 2020 and further amended on March 23, 2020 to recommend “social distancing” in the workplace and certain other measures to prevent the further spread of COVID-19. In response to the state of Maryland’s COVID-19 recommendations and in response to social distancing measures in other states and localities in which the Company operates, including New York City which is a “hotspot” for the virus, the Company has had to transition its business operations to some form of a remote working model (“RWM”). Due to this transition, management has had to prioritize ensuring the performance and security of the RWM and other operational and organizational issues arising due to the unprecedented scope and nature of the global pandemic. As a result of these measures, the routine efforts of the Company’s accounting and finance personnel to complete the audit and prepare the Company’s financial statements and disclosures have taken a greater amount of time and the Company was unable to finalize and file its Annual Report on Form 10-K (“Annual Report”) on a timely basis to meet its filing deadline of March 30, 2020. The delay with respect to the Annual Report has also impacted the Company’s ability to file its Quarterly Report on Form 10-Q on a timely basis on May 15, 2020. The Company notes that the delay in the Company’s filing of its Quarterly Report does not relate to any inability of any person to furnish any required opinion, report or certification in connection with our filing.

CERTAIN DEFINITIONS

Unless otherwise noted, throughout this report, the terms “Urban One,” the “Company,” “we,” “our” and “us” refer to Urban One, Inc. together with its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;

•	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;

•	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment as well as natural events such as severe weather, fires, floods and earthquakes;

•	disruptions to business operations and our sales resulting from quarantines of employees, customers and suppliers in areas affected by the Coronavirus outbreak and reduced consumer spending given uncertainty around the duration of the virus’ impact; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2019.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(In thousands, except share data)
NET REVENUE	$94,875	$98,449
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $8 and $20, respectively	27,870	31,537
Selling, general and administrative, including stock-based compensation of $86 and $111, respectively	29,463	33,678
Corporate selling, general and administrative, including stock-based compensation of $299 and $380, respectively	8,631	10,164
Depreciation and amortization	2,548	8,274
Impairment of long-lived assets	53,650	—
Total operating expenses	122,162	83,653
Operating (loss) income	(27,287)	14,796
INTEREST INCOME	8	23
INTEREST EXPENSE	19,138	20,830
OTHER INCOME, net	(1,504)	(1,721)
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(44,913)	(4,290)
BENEFIT FROM INCOME TAXES	(21,855)	(1,311)
CONSOLIDATED NET LOSS	(23,058)	(2,979)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	129	125
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(23,187)	$(3,104)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$(0.51)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	45,228,164	45,001,767

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(In thousands)
COMPREHENSIVE LOSS	$(23,058)	$(2,979)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	129	125
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(23,187)	$(3,104)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,917	$33,073
Restricted cash	473	473
Trade accounts receivable, net of allowance for doubtful accounts of $7,159 and $7,416, respectively	97,149	106,148
Prepaid expenses	12,844	11,261
Current portion of content assets	34,465	30,642
Other current assets	4,231	4,442
Total current assets	215,079	186,039
CONTENT ASSETS, net	69,648	70,121
PROPERTY AND EQUIPMENT, net	24,719	24,393
GOODWILL	233,822	239,772
RIGHT OF USE ASSETS	44,562	44,922
RADIO BROADCASTING LICENSES	535,472	582,697
OTHER INTANGIBLE ASSETS, net	56,870	58,212
OTHER ASSETS	43,572	43,763
Total assets	$1,223,744	$1,249,919
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,642	$5,919
Accrued interest	12,803	9,094
Accrued compensation and related benefits	6,974	10,903
Current portion of content payables	16,696	14,804
Current portion of lease liabilities	8,745	8,980
Other current liabilities	28,786	25,393
Current portion of long-term debt	22,497	25,945
Total current liabilities	102,143	101,038
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	870,012	850,308
CONTENT PAYABLES, net of current portion	14,456	14,826
LONG-TERM LEASE LIABILITIES	40,271	40,494
OTHER LONG-TERM LIABILITIES	25,198	25,054
DEFERRED TAX LIABILITIES, net	2,704	24,560
Total liabilities	1,054,784	1,056,280

REDEEMABLE NONCONTROLLING INTERESTS	10,292	10,564

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,582,359 and 1,582,375 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2020 and December 31, 2019	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of March 31, 2020 and December 31, 2019	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 38,204,964 and 38,752,749 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	38	39
Additional paid-in capital	978,615	979,834
Accumulated deficit	(819,993)	(796,806)
Total stockholders’ equity	158,668	183,075
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,223,744	$1,249,919

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2019	$—	$2	$3	$3	$39	$979,834	$(796,806)	$183,075
Consolidated net loss	—	—	—	—	—	—	(23,187)	(23,187)
Repurchase of 547,801 shares of Class D common stock	—	—	—	—	(1)	(1,013)	—	(1,014)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(599)	—	(599)
Stock-based compensation expense	—	—	—	—	—	393	—	393
BALANCE, as of March 31, 2020	$—	$2	$3	$3	$38	$978,615	$(819,993)	$158,668

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(23,058)	$(2,979)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,548	8,274
Amortization of debt financing costs	1,050	943
Amortization of content assets	7,637	11,759
Amortization of launch assets	257	257
Deferred income taxes	(21,856)	(573)
Amortization of right of use assets	2,008	1,497
Non-cash lease liability expense	1,207	1,321
Non-cash interest expense	518	483
Impairment of long-lived assets	53,650	—
Stock-based compensation	393	511
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	8,999	9,255
Prepaid expenses and other current assets	(1,767)	(3,702)
Other assets	(1,817)	(2,498)
Accounts payable	(277)	230
Accrued interest	3,709	6,195
Accrued compensation and related benefits	(3,929)	(7,888)
Other liabilities	2,227	7,982
Payments for content assets	(9,464)	(14,812)
Net cash flows provided by operating activities	22,035	16,255
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,430)	(707)
Acquisition of broadcasting assets	(475)	—
Net cash flows used in investing activities	(1,905)	(707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(824)	(824)
Distribution of contingent consideration	—	(279)
Repayment of Comcast Note	—	(11,872)
Proceeds of Asset-backed credit facility	27,500	3,000
Repayment of 2018 credit facility	(11,948)	(10,562)
Payment of dividends to noncontrolling interest members of Reach Media	(1,000)	—
Proceeds from exercise of stock options	—	29
Repayment of 2020 Notes	—	(2,037)
Repurchase of common stock	(1,014)	(2,448)
Net cash flows provided by (used in) financing activities	12,714	(24,993)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	32,844	(9,445)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	33,546	15,890
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$66,390	$6,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,860	$13,200
Income taxes, net of refunds	$—	$91

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Right of use asset additions upon adoption of ASC 842	$—	$49,803
Lease liability additions upon adoption of ASC 842	$—	$54,113
Right of use asset and lease liability additions	$2,408	$186
Issuance of common stock	$—	$1,609

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2020, we owned and/or operated 61 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 14 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K.

(c)	Financial Instruments

Financial instruments as of March 31, 2020 and December 31, 2019, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2020 and December 31, 2019, except for the Company’s long-term debt. The 7.375% Senior Secured Notes that are due in April 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $322.0 million as of March 31, 2020. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $344.8 million as of December 31, 2019. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $319.8 million and fair value of approximately $229.2 million as of March 31, 2020, and had a carrying value of approximately $320.6 million and fair value of approximately $309.1 million as of December 31, 2019. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $155.2 million and fair value of approximately $158.3 million as of March 31, 2020, and had a carrying value of approximately $167.1 million and fair value of approximately $170.5 million as of December 31, 2019. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $52.6 million and fair value of approximately $58.9 million as of March 31, 2020, and had a carrying value of approximately $52.1 million and fair value of approximately $58.4 million as of December 31, 2019. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The Company’s asset-backed credit facility (the “ABL Facility”) had a carrying value of approximately $27.5 million and fair value of approximately $27.5 million as of March 31, 2020. There was no balance outstanding on the ABL Facility as of December 31, 2019.

(d)	Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The Company elected to use the modified retrospective method, but the adoption of the standard did not have a material impact to our financial statements. In general, our spot advertising (both radio and cable television) as well as our digital advertising continues to be recognized when aired and delivered. For our cable television affiliate revenue, the Company grants a license to the affiliate to access its television programming content through the license period, and the Company earns a usage based royalty when the usage occurs, consistent with our previous revenue recognition policy. Finally, for event advertising, the performance obligation is satisfied at a point in time when the activity associated with the event is completed.

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $4.7 million and $4.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $3.7 million for each of the three months ended March 31, 2020 and 2019, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$38,417	$42,374
Political Advertising	2,404	123
Digital Advertising	6,289	7,437
Cable Television Advertising	21,033	20,193
Cable Television Affiliate Fees	26,207	27,475
Event Revenues & Other	525	847
Net Revenue (as reported)	$94,875	$98,449

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at March 31, 2020, December 31, 2019 and March 31, 2019 were as follows:

	March 31, 2020	December 31, 2019	March 31, 2019
	(Unaudited)		(Unaudited)
	(In thousands)
Contract assets:
Unbilled receivables	$5,799	$3,763	$6,529

Contract liabilities:
Customer advances and unearned income	$2,667	$3,048	$3,836
Unearned event income	11,194	6,645	8,201

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2020, approximately $1.7 million was recognized as revenue during the three months ended March 31, 2020. For unearned event income, no revenue was recognized during the three months ended March 31, 2020. For customer advances and unearned income as of January 1, 2019, approximately $1.4 million was recognized as revenue during the three months ended March 31, 2019. For unearned event income, no revenue was recognized during the three months ended March 31, 2019, as the event takes place during the second quarter of 2019.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the three months ended March 31, 2020 and 2019. The weighted-average amortization period for launch support is approximately 7.8 years as of March 31, 2020, and approximately 7.8 years as of December 31, 2019. The remaining weighted-average amortization period for launch support is 4.8 years and 5.1 years as of March 31, 2020 and December 31, 2019, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For each of the three months ended March 31, 2020 and 2019, launch support asset amortization of $105,000 was recorded as a reduction of revenue, and $151,000 was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2020 and 2019, barter transaction revenues were $515,000 and $566,000 respectively. Additionally, for the three months ended March 31, 2020 and 2019, barter transaction costs were reflected in programming and technical expenses of $371,000 and $416,000, respectively, and selling, general and administrative expenses of $144,000 and $150,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $2.0 million for the year ended December 31, 2018, as final reporting became available. Upon settlement of this agreement, the Company will receive approximately $2.0 million in marketing services that will be utilized in future periods.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(In thousands)
Numerator:
Net loss attributable to common stockholders	$(23,187)	$(3,104)
Denominator:
Denominator for basic net loss per share – weighted-average outstanding shares	45,228,164	45,001,767
Effect of dilutive securities:
Stock options and restricted stock	—	—
Denominator for diluted net loss per share – weighted-average outstanding shares	45,228,164	45,001,767

Net loss attributable to common stockholders per share – basic and diluted	$(0.51)	$(0.07)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2020 and 2019, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(In thousands)
Stock options	4,173	3,549
Restricted stock awards	379	1,256

(h)	Fair Value Measurements

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

As of March 31, 2020, and December 31, 2019, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of March 31, 2020
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,500	—	—	$1,500
Employment agreement award (b)	27,598	—	—	27,598
Total	$29,098	$—	$—	$29,098

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,292	$—	$—	$10,292

As of December 31, 2019
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,921	—	—	$1,921
Employment agreement award (b)	27,017	—	—	27,017
Total	$28,938	$—	$—	$28,938

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,564	$—	$—	$10,564

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

There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2020. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)
Balance at December 31, 2019	$1,921	$27,017	$10,564
Net income attributable to noncontrolling interests	—	—	129
Distribution	(349)	(632)	—
Dividends paid to noncontrolling interests	—	—	(1,000)
Change in fair value	(72)	1,213	599
Balance at March 31, 2020	$1,500	$27,598	$10,292

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$72	$(1,213)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three months ended March 31, 2020 and 2019. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three months ended March 31, 2020 and 2019.

		Significant	As of March 31, 2020	As of December 31, 2019
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
Contingent consideration	Monte Carlo Simulation	Expected volatility	20.8%	20.8%
Contingent consideration	Monte Carlo Simulation	Discount Rate	14.5%	14.5%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.0%	10.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.0%	2.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. For the three months ended March 31, 2020, the Company recorded an impairment charge of approximately $6.0 million related to its Atlanta market and Indianapolis goodwill balances and also an impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses. The Company concluded these assets were not impaired during the three months ended March 31, 2019.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(Dollars In thousands)

Operating Lease Cost (Cost resulting from lease payments)	$3,151	$3,057
Variable Lease Cost (Cost excluded from lease payments)	40	103
Total Lease Cost	$3,191	$3,160

Operating Lease - Operating Cash Flows (Fixed Payments)	$3,406	$3,268
Operating Lease - Operating Cash Flows (Liability Reduction)	$2,134	$1,897

Weighted Average Lease Term - Operating Leases	5.59 years	6.28 years
Weighted Average Discount Rate - Operating Leases	11.00%	11.00%

As of March 31, 2020, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining nine months ending December 31, 2020	$9,867
2021	12,664
2022	12,019
2023	10,391
2024	9,326
Thereafter	11,502
Total future lease payments	65,769
Imputed interest	(16,753)
Total	$49,016

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2019-12 on January 1, 2020, and adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $1.5 million and $1.7 million, for the three months ended March 31, 2020 and 2019, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the MGM National Harbor Loan (as defined in Note 4 – Long-Term Debt.)

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

The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). In accordance with ASC 926, content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated advertising and affiliate revenues for the current period represent in relation to the estimated remaining total lifetime revenues as of the beginning of the current period.  Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended March 31, 2020 and 2019. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at March 31, 2020, and December 31, 2019, to be approximately $27.6 million and $27.0 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.2 million and $1.9 million for the three months ended March 31, 2020, and 2019, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company recovered the aggregate amount of its capital contribution in TV One and recurs only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the employment agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior employment agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability.

(o)	Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating income to Reach, with the balance remaining with the Foundation. For years 2020 through 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. The COVID-19 outbreak has caused the postponement of our 2020 Fantastic Voyage cruise. As of March 31, 2020, and December 31, 2019, the Foundation owed Reach Media approximately $2.3 million and $24,000, respectively, under the agreements for the operation of the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of March 31, 2020, and December 31, 2019, the Foundation owed $19,000 and $32,000, respectively, to Reach Media.

(p)	Going Concern Assessment

As part of its internal control framework, the Company routinely performs a going concern assessment. The Company has concluded that it has sufficient capacity to meet its financing obligations, has additional capacity to access ABL Facility funds to finance working capital needs should the need arise, that cash flows from operations are sufficient to meet the liquidity needs, and is projecting compliance with all debt covenants through the one year period following the financial statement issuance date.

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders across the markets in which we operate were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales and/or caused the postponement of other tent pole special events. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Continued or future outbreaks and/or the speed at which businesses reopen in the markets in which we operate could have material impacts on our liquidity and/or operations including causing potential impairment of assets and of our financial results.

Given the expected decreases in revenues caused by the COVID-19 pandemic, we assessed our operations considering a variety of factors, including but not limited to, media industry financial reforecasts for 2020, expected operating results, estimated net cash flows from operations, future obligations and liquidity, capital expenditure commitments and projected debt covenant compliance.  If the Company were unable to meet its financial covenants, an event of default would occur and the Company’s debt would have to be classified as current, which the Company would be unable to repay if lenders were to call the debt.  We concluded that the potential that the Company could incur considerable decreases in operating profits and the resulting impact on the Company’s ability to meet its debt service obligations and debt covenants were probable conditions giving rise to assess whether substantial doubt existed over the Company’s ability to continue as a going concern.

As a result, the Company performed a complete reforecast of its 2020 anticipated results extending through May 2021. In reforecasting its results, the Company considered the offsetting impact of certain of cost-cutting measures including furloughs, layoffs, salary reductions, eliminating travel and entertainment expenses, eliminating discretionary bonuses and merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions.

Out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020.  As of March 31, 2020, that amount remained on the Company’s balance sheet and together with other cash on hand improved our cash balance to approximately $66.4 million.  On April 15, 2020, the Company paid interest expense of approximately $12.9 million on its 7.375% Senior Secured Notes, and as of May 22, 2020 our cash on hand balance is approximately $63.3 million. As a result of the cost reduction measures that the Company has taken in response to COVID-19, the Company’s cash balance and considering certain remaining countermeasures the Company can implement in the event of further or continued downturn, the Company anticipates meeting its debt service requirements and is projecting compliance with all debt covenants through May 2021.

2.	ACQUISITIONS AND DISPOSITIONS:

On October 20, 2011, we entered into a time brokerage agreement (“TBA”) with WGPR, Inc. (“WGPR”). Pursuant to the TBA, on October 24, 2011, we began to broadcast programs produced, owned or acquired by the Company on WGPR’s Detroit radio station, WGPR-FM. We paid a monthly fee as well as certain operating costs of WGPR-FM, and in exchange we retained all revenues from the sale of the advertising within the programming we provided. The original term of the TBA was through December 31, 2014; however, in September 2014, we entered into an amendment to the TBA to extend the term of the TBA through December 31, 2019 on which date we ceased operation of the station on our behalf. While we ceased operations of the station on December 31, 2019, the Company continues to provide certain limited management services to the current owner and operator of WGPR.

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

On December 19, 2019, we entered into both an asset purchase agreement (“APA”) and a TBA with Guardian Enterprise Group, Inc. and certain of its affiliates (collectively, “GEG”) with respect to the acquisition and interim operation of low power television station WQMC-LD in Columbus, Ohio. Pursuant to the TBA, in January 2020, we began to operate WQMC-LD until such time as the purchase transaction can close under the APA. Under the terms of the TBA, we pay a monthly fee as well as certain operating costs of WQMC-LD, and, in exchange, we will retain all revenues from the sale of the advertising within the programming. After receipt of FCC approval, we closed the transactions under the APA and took ownership of WQMC-LD on February 24, 2020 for total consideration of $475,000.

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

Valuation of Broadcasting Licenses

During the quarter ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended March 31, 2019.

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2020. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarter ended March 31, 2020.

Radio Broadcasting	March 31,
Licenses	2020 (a)
Pre-tax impairment charge (in millions)	$47.7

Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	(13.3)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%
Mature Market Share Range	6.9% – 25.0%
Operating Profit Margin Range	27.6% –39.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the quarter ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $6.0 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our other reportable segments for the three months ended March 31, 2020. We did not identify any impairment indicators at any of our reportable segments for the three months ended March 31, 2019.

As noted above, during the first quarter of 2020 due to the COVID-19 pandemic, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of March 31, 2020. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended March 31, 2020.

Goodwill (Radio Market	March 31,
Reporting Units)	2020 (a)
Pre-tax impairment charge (in millions)	$6.0

Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	(14.5)% – (12.9)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.9% – 1.1%
Mature Market Share Range	11.1% – 13.0%
Operating Profit Margin Range	29.4% – 39.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	(5,950)	—	—	—	(5,950)
Accumulated impairment losses	(101,848)	(16,114)	(20,345)	—	(138,307)
Net goodwill at March 31, 2020	$47,202	$14,354	$7,222	$165,044	$233,822

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
2018 Credit Facility	$155,197	$167,145
MGM National Harbor Loan	52,617	52,099
2017 Credit Facility	319,805	320,629
7.375% Senior Secured Notes	350,000	350,000
Asset-backed credit facility	27,500	—
Total debt	905,119	889,873
Less: current portion of long-term debt	22,497	25,945
Less: original issue discount and issuance costs	12,610	13,620
Long-term debt, net	$870,012	$850,308

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

The term loans could have been voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company is required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company is also required to use 75% of excess cash flow (“ECF payment”) as defined in the 2018 Credit Facility, which exclude any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par. During the three months ended March 31, 2020 and 2019, the Company repaid approximately $11.9 million and $10.6 million, respectively under the 2018 Credit Facility. Included in the repayments made during the three months ended March 31, 2020 was approximately $3.8 million in ECF payments in accordance with the agreement.

The 2018 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company's total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021 and 6.75 to 1.00 in 2022. As of March 31, 2020, the Company was in compliance with all of its financial covenants under the 2018 Credit Facility.

As of March 31, 2020, the Company had outstanding approximately $155.2 million on its 2018 Credit Facility. The original issue discount in the amount of approximately $3.8 million and associated debt issuance costs in the amount of $875,000 is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended March 31, 2020 and 2019, was approximately $1.1 million and $943,000, respectively.

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

As of March 31, 2020, the Company had outstanding approximately $52.6 million on its MGM National Harbor Loan. The original issue discount in the amount of approximately $1.0 million and associated debt issuance costs in the amount of approximately $1.7 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 2022 Notes (as defined below). At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.62% for 2020 and was 6.51% for 2019.

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

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During each of the three month periods in March 31, 2020 and 2019, the Company repaid $824,000 under the 2017 Credit Facility.

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

As of March 31, 2020, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of March 31, 2020, the Company had outstanding approximately $319.8 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2022 Notes are the Company’s senior secured obligations and rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s 2020 Notes (defined below).  The 2022 Notes and related guarantees are equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 2022 Notes, including any additional notes issued under the Indenture, but are effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 2022 Notes. Collateral includes substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor. As of March 31, 2020, the Company had outstanding approximately $350.0 million of the 2022 Notes.

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

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility originally provided for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. On November 13, 2019, the Company entered into an amendment to the ABL Facility, (the “ABL Amendment”), which increased the borrowing capacity from $25 million in revolving loan borrowings to $37.5 million in order to provide for the working capital needs and general corporate requirements of the Company and provides for a letter of credit facility up to $7.5 million as a part of the overall $37.5 million in capacity. The ABL Amendment also redefines the “Maturity Date” to read as follows: “Maturity Date" shall mean the earlier to occur of (a) April 21, 2021 and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the Term Loan Maturity Date (as defined in the Term Loan Credit Agreement as in effect on the Effective Date or as the same may be extended in accordance with the terms of the Term Loan Credit Agreement), and (ii) the Stated Maturity (as defined in the Senior Secured Notes Indenture (as defined in the Term Loan Credit Agreement)) of the Notes (as defined in the Senior Secured Notes Indenture as in effect on the Effective Date or as the same may be extended in accordance with the terms of the Senior Secured Notes Indenture).”

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

As of December 31, 2019, the Company did not have any borrowings outstanding on its ABL Facility. As of March 31, 2020, the Company had approximately $27.5 million in borrowings outstanding on its ABL Facility.

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of March 31, 2020, the Company had letters of credit totaling $818,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, the Company’s obligations under the 2017 Credit Facility, and the obligations under the 2018 Credit Facility. The Company’s interest in the MGM National Harbor Casino fully guarantees the MGM National Harbor Loan.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of March 31, 2020, are as follows:

	2018 Credit Facility	MGM National Harbor Loan	Asset-backed Credit Facility	2017 Credit Facility	7.38% Senior Secured Notes due April 2022	Total
	(In thousands)
April - December 2020	$14,400	$—	$—	$2,473	$—	$16,873
2021	19,200	—	27,500	3,297	—	49,997
2022	121,597	52,617	—	3,297	350,000	527,511
2023	—	—	—	310,738	—	310,738
2024	—	—	—	—	—	—
2025 and thereafter	—	—	—	—	—	—
Total Debt	$155,197	$52,617	$27,500	$319,805	$350,000	$905,119

5.	INCOME TAXES:

The Company generally utilizes the estimated annual effective tax rate method (“Estimated AETR Method”) prescribed under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. For the three months ended March 31, 2020, the Company recorded a benefit from income taxes of approximately $21.9 million on pre-tax loss from continuing operations of approximately $44.9 million utilizing the actual effective tax rate (“Discrete Method”) for the period. The Company utilized the Discrete Method because the Company’s tax rate is highly sensitive to small changes in projected pre-tax earnings under the Estimated AETR Method, which can result in a significant range of possible outcomes that deviate from the ordinary relationship between the tax provision and pre-tax income. The Company will re-evaluate the use of the Discrete Method in each future interim period until such time as when the ordinary relationship between the tax provision and pre-tax income normalizes.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act (the “2017 Tax Act”), and amongst other things, contains tax benefits designed to aid businesses impacted by COVID-19. The enactment of the CARES Act did not result in any material adjustments to the Company’s tax provision for the three months ended March 31, 2020.

During the three months ended March 31, 2020, the Internal Revenue Service (“IRS”) accepted the Company’s petition to extend the time to file certain procedural elections of a subsidiary corporation. The IRS acceptance resulted in a reduction of the valuation allowance against certain deferred tax assets (“DTAs”) for our net operating losses. As a result of the reduction of the valuation allowance, the Company recorded a tax benefit of approximately $12.5 million which is included in the $21.9 million benefit from income taxes recorded for the three months ended March 31, 2020.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continues to evaluate the realizability of its net DTAs by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2020, the Company believes it is more likely than not that these DTAs will be realized.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of March 13, 2020, the Company’s Board authorized a new repurchase plan of up to $2.6 million of the Company’s Class A and Class D shares through December 31, 2020. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended March 31, 2020, the Company did not repurchase any shares of Class A common stock or Class D common stock. During the three months ended March 31, 2019, the Company repurchased 22,380 shares of Class A common stock in the amount of $50,000 at an average price of $2.24 per share and repurchased 369,000 shares of Class D common stock in the amount of $755,000 at an average price of $2.05 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended March 31, 2020, the Company executed a Stock Vest Tax Repurchase of 547,801 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $1.85 per share. During the three months ended March 31, 2019, the Company executed a Stock Vest Tax Repurchase of 852,000 shares of Class D Common Stock in the amount of approximately $1.6 million at an average price of $1.94 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of March 31, 2020, 3,048,462 shares of Class D common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

On August 7, 2017, the Compensation Committee (“Compensation Committee”) of the Board of Directors of the Company awarded Catherine Hughes, Chairperson, 474,609 restricted shares of the Company’s Class D common stock, and stock options to purchase 210,937 shares of the Company’s Class D common stock. The grants were effective January 5, 2018, and vested on January 5, 2019.

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

On August 7, 2017, the Compensation Committee awarded 575,262 shares of restricted stock and 470,000 stock options to certain employees pursuant to the Company’s long-term incentive plan. The grants were effective August 7, 2017. 470,000 shares of restricted stock and 470,000 stock options have vested or will vest in three installments, with the first installment of 33% having vested on January 5, 2018, and the second installment having vested on January 5, 2019, and the remaining installment vesting on January 5, 2020.

On October 2, 2017, Karen Wishart, our current Chief Administrative Officer, as part of her employment agreement, received an equity grant of 37,500 shares of the Company's Class D common stock as well as a grant of options to purchase 37,500 shares of the Company's Class D common stock.  The grants have vested or vest in equal increments on each of October 2, 2018, October 2, 2019 and October 2, 2020.

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

Stock-based compensation expense for the three months ended March 31, 2020 and 2019, was $393,000 and $511,000, respectively

The Company did not grant stock options during the three months ended March 31, 2020 and 2019.

 Transactions and other information relating to stock options for the three months ended March 31, 2020, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,197,000	$2.13	6.70	$255,000
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired/settled	24,000	$3.17
Balance as of March 31, 2020	4,173,000	$2.12	6.49	$14,458
Vested and expected to vest at March 31, 2020	4,170,000	$2.12	6.49	$—
Unvested at March 31, 2020	17,000	$1.90	7.46	$—
Exercisable at March 31, 2020	4,156,000	$2.12	6.48	$14,458

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2020, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2020. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the three months ended March 31, 2020 and there were 15,000 options exercised during the three months ended March 31, 2019. 804,876 options vested during the three months ended March 31, 2020 and 839,530 options vested during the three months ended March 31, 2019.

As of March 31, 2020, $12,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 7 months. The weighted-average fair value per share of shares underlying stock options was $1.54 at March 31, 2020.

The Company did not grant any shares of restricted stock during the three months ended March 31, 2020 granted 780,239 shares of restricted stock during the three months ended March 31, 2019.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2020, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2019	1,814,000	$2.14
Grants	—	$—
Vested	(1,630,000)	$2.14
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2020	184,000	$2.10

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2020, approximately $221,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 8 months.

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

Detailed segment data for the three months ended March 31, 2020 and 2019, is presented in the following tables:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$34,916	$36,749
Reach Media	6,689	6,973
Digital	6,289	7,437
Cable Television	47,497	47,823
Corporate/Eliminations*	(516)	(533)
Consolidated	$94,875	$98,449

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$26,391	$27,744
Reach Media	5,895	6,428
Digital	7,195	7,616
Cable Television	20,400	26,175
Corporate/Eliminations	6,083	7,416
Consolidated	$65,964	$75,379

Depreciation and Amortization:
Radio Broadcasting	$741	$869
Reach Media	59	59
Digital	488	461
Cable Television	943	6,575
Corporate/Eliminations	317	310
Consolidated	$2,548	$8,274

Impairment of Long-Lived Assets:
Radio Broadcasting	$53,650	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$53,650	$—

Operating (loss) income:
Radio Broadcasting	$(45,866)	$8,136
Reach Media	735	486
Digital	(1,394)	(640)
Cable Television	26,154	15,073
Corporate/Eliminations	(6,916)	(8,259)
Consolidated	$(27,287)	$14,796

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(516)	$(533)

Capital expenditures by segment are as follows:

Radio Broadcasting	$963	$221
Reach Media	57	19
Digital	197	318
Cable Television	41	96
Corporate/Eliminations	172	53
Consolidated	$1,430	$707

	March 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$661,161	$721,295
Reach Media	42,416	41,892
Digital	19,905	22,223
Cable Television	394,958	388,465
Corporate/Eliminations	105,304	76,044
Consolidated	$1,223,744	$1,249,919

8.	COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee, an industry group which the Company is a part of, and BMI have reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. The Company is currently reviewing the terms of the new license agreement in anticipation of becoming a party to the agreement.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of March 31, 2020, the Company had letters of credit totaling $818,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Since April 1, 2020 and through the date of filing of this report, the Company has repurchased 150,000 shares of Class D common stock in the amount of $135,000 at an average price of $0.90 per share.

On May 12, 2020, the Company received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company's Class D common stock shares were not in compliance with Nasdaq Listing Rule 5550(a)(2) as the Class D shares closing bid price was below $1.00 per share for the previous thirty (30) consecutive business days. The Company's Class A common stock was not impacted by the Notice and remains in compliance with all listing requirements.

Pursuant to the Nasdaq Listing Rule 5810(c)(3)(A), the Company would be granted a 180-calendar day compliance period, or until November 8, 2020, to regain compliance with the minimum bid price requirements with respect to its Class D shares. However, Nasdaq noted that due to the recent COVID-19 outbreak, “the last few weeks have been marked by unprecedented turmoil in U.S. and world financial markets. While the equity markets have functioned well, this turmoil has significantly impacted investor confidence resulting in depressed prices for companies that otherwise remain suitable for continued listing.”

Given the extraordinary market conditions due to COVID-19, Nasdaq determined to toll the compliance periods for the bid price and market value of publicly held shares (“MVPHS”) requirements (collectively, the “Price-based Requirements”) through June 30, 2020. As a result, the compliance periods for the Price-based Requirements will be reinstated on July 1, 2020 and, therefore, the Company's deadline to regain compliance with the closing bid price standard with respect to shares of its Class D common stock has been extended to December 28, 2020.

During the tolling and compliance periods, the Company's shares of Class D common stock will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid of the Company's Class D shares of common stock must meet or exceed $1.00 per share for at least ten (10) consecutive business days during the tolling period and the 180-calendar day compliance grace period.

If the Company is not in compliance by December 28, 2020, the Company may be eligible for a second 180 calendar day grace period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirements. In addition, the Company would be required to notify Nasdaq of its intent to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary.

If the Company does not regain compliance within the allotted tolling and/or compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's shares of common stock will be subject to delisting.

The Company intends to monitor its closing bid price for its Class D common stock between now and December 28, 2020 and will consider available options to resolve the Company's noncompliance with the minimum bid price requirement, as may be necessary. While the Company has put a reverse stock split on the agenda for its 2020 Annual Meeting of Shareholders, there can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

On April 22, 2020, the Radio Music License Committee, an industry group which the Company is a part of, and BMI have reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. The Company is currently reviewing the terms of the new license agreement in anticipation of becoming a party to the agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended March 31,
	2020	2019
Radio broadcasting segment	36.8%	37.3%

Reach Media segment	7.0%	7.1%

Digital segment	6.6%	7.5%

Cable television segment	50.1%	48.6%

Corporate/eliminations	(0.5)%	(0.5)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended March 31,
	2020	2019
Percentage of core radio business generated from local advertising	60.7%	62.7%

Percentage of core radio business generated from national advertising, including network advertising	38.0%	35.5%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$38,417	$42,374	$(3,957)	(9.3)%
Political Advertising	2,404	123	2,282	1,854.5
Digital Advertising	6,289	7,437	(1,148)	(15.4)
Cable Television Advertising	21,033	20,193	840	4.2
Cable Television Affiliate Fees	26,207	27,475	(1,268)	(4.6)
Event Revenues & Other	525	847	(322)	(38.0)
Net Revenue (as reported)	$94,875	$98,449	$(3,574)	(3.6)%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except margin data)
Net revenue	$94,875	$98,449
Broadcast and digital operating income	37,636	33,365
Broadcast and digital operating income margin	39.7%	33.9%
Consolidated net loss attributable to common stockholders	$(23,187)	$(3,104)

The reconciliation of net loss to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Consolidated net loss attributable to common stockholders	$(23,187)	$(3,104)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(8)	(23)
Interest expense	19,138	20,830
Benefit from income taxes	(21,855)	(1,311)
Corporate selling, general and administrative, excluding stock-based compensation	8,332	9,784
Stock-based compensation	393	511
Other income, net	(1,504)	(1,721)
Depreciation and amortization	2,548	8,274
Noncontrolling interests in income of subsidiaries	129	125
Impairment of long-lived assets	53,650	—
Broadcast and digital operating income	$37,636	$33,365

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(23,187)	$(3,104)
Add back non-broadcast and digital operating income items included in consolidated net loss:
Interest income	(8)	(23)
Interest expense	19,138	20,830
(Benefit from) provision for income taxes	(21,855)	(1,311)
Depreciation and amortization	2,548	8,274
EBITDA	$(23,364)	$24,666
Stock-based compensation	393	511
Other income, net	(1,504)	(1,721)
Noncontrolling interests in income of subsidiaries	129	125
Impairment of long-lived assets	53,650	—
Employment Agreement Award, incentive plan award expenses and other compensation	1,212	1,909
Contingent consideration from acquisition	(72)	77
Severance-related costs	326	420
Cost method investment income	1,490	1,729
Adjusted EBITDA	$32,260	$27,716

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019 (In thousands)

	Three Months Ended March 31,
	2020	2019	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$94,875	$98,449	$(3,574)	(3.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	27,862	31,517	(3,655)	(11.6)
Selling, general and administrative, excluding stock-based compensation	29,377	33,567	(4,190)	(12.5)
Corporate selling, general and administrative, excluding stock-based compensation	8,332	9,784	(1,452)	(14.8)
Stock-based compensation	393	511	(118)	(23.1)
Depreciation and amortization	2,548	8,274	(5,726)	(69.2)
Impairment of long-lived assets	53,650	—	53,650	100.0
Total operating expenses	122,162	83,653	38,509	46.0
Operating (loss) income	(27,287)	14,796	(42,083)	(284.4)
Interest income	8	23	(15)	(65.2)
Interest expense	19,138	20,830	(1,692)	(8.1)
Other income, net	(1,504)	(1,721)	(217)	(12.6)
Loss before provision for income taxes and noncontrolling interests in income of subsidiaries	(44,913)	(4,290)	40,623	946.9
Benefit from income taxes	(21,855)	(1,311)	20,544	1,567.0
Consolidated net loss	(23,058)	(2,979)	20,079	674.0
Net income attributable to noncontrolling interests	129	125	4	3.2
Net loss attributable to common stockholders	$(23,187)	$(3,104)	$20,083	647.0%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$94,875	$98,449	$(3,574)	(3.6)%

During the three months ended March 31, 2020, we recognized approximately $94.9 million in net revenue compared to approximately $98.4 million during the same period in 2019. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment decreased 5.0% compared to the same period in 2019. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 5.6% in total revenues. We experienced net revenue declines most significantly in our Baltimore, Cleveland, Detroit, Indianapolis, and St. Louis markets, with our Charlotte, Columbus and Philadelphia markets experiencing growth for the quarter. The declines in Detroit were driven by the previously announced sale of our Detroit WDMK-FM station as of August 31, 2019. Same station net revenue, excluding political, from our radio broadcasting segment decreased 5.7% compared to the same period in 2019. We recognized approximately $47.5 million of revenue from our cable television segment during the three months ended March 31, 2020, compared to approximately $47.8 million for the same period in 2019. Net revenue from our Reach Media segment decreased 4.1% for the quarter ended March 31, 2020, compared to the same period in 2019. Finally, net revenues for our digital segment decreased approximately $1.1 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to a decrease in direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$27,862	$31,517	$(3,655)	(11.6)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the three months ended March 31, 2020, compared to the same period in 2019 is primarily to lower content amortization expense in our cable television segment.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$29,377	$33,567	$(4,190)	(12.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expenses for the three months ended March 31, 2020, compared to the same period in 2019 is primarily from our radio broadcasting and cable television segments and is primarily from lower marketing spend.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$8,332	$9,784	$(1,452)	(14.8)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in expense for the three months ended March 31, 2020, compared to the same period in 2019 is primarily due to a decrease in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement as well as lower professional fees.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$393	$511	$(118)	(23.1)%

The decrease in stock-based compensation for the three months ended March 31, 2020, compared to the same period in 2019, is primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$2,548	$8,274	$(5,726)	(69.2)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2019, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$53,650	$—	$53,650	100.0%

The impairment of long-lived assets for the three months ended March 31, 2020, was related to a non-cash impairment charge of approximately $6.0 million recorded to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances and a charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$19,138	$20,830	$(1,692)	(8.1)%

Interest expense decreased to approximately $19.1 million for the three months ended March 31, 2020, compared to approximately $20.8 million for the same period in 2019, due to lower overall debt balances outstanding and lower average interest rates on its 2017 Credit Facility.

Other income, net

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$(1,504)	$(1,721)	$(217)	(12.6)%

Other income, net, was approximately $1.5 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. We recognized other income in the amount of approximately $1.5 million and $1.7 million, for the three months ended March 31, 2020 and 2019, respectively, related to our MGM investment.

Benefit from income taxes

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$(21,855)	$(1,311)	$20,544	1,567.0%

For the three months ended March 31, 2020, we recorded a benefit from income taxes of approximately $21.9 million on a pre-tax loss from continuing operations of approximately $44.9 million based on the actual effective tax rate for the year to date, which results in an effective tax rate of 48.7%. This rate includes 27.9% of tax benefit primarily related to the reduction of valuation allowance against certain of our net operating loss deferred tax assets, and -13.1% of non-tax deductible impairments. During the three months ended March 31, 2019, we recorded a benefit from income taxes of approximately $1.3 million on a pre-tax loss from continuing operations of approximately $4.3 million based on an estimated annual effective tax rate, which resulted in an effective tax rate of 30.6%. This rate includes approximately 10.9% of non-tax deductible officer’s compensation, and 4.2% of non-tax deductible meals and entertainment expenses.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2020	2019
$129	$125	$4	3.2%

The increase in noncontrolling interests in income of subsidiaries was due primarily to marginally higher net income recognized by Reach Media during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $37.6 million for the three months ended March 31, 2020, compared to approximately $33.4 million for the comparable period in 2019, an increase of approximately $4.3 million or 12.8%. The increase was primarily due to higher broadcast and digital operating income at our cable television and Reach Media segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting and digital segments. Our radio broadcasting segment generated approximately $8.6 million of broadcast and digital operating income during the three months ended March 31, 2020, compared to approximately $9.1 million during the three months ended March 31, 2019, a decrease of $496,000, primarily due to lower net revenues. Reach Media generated approximately $1.5 million of broadcast and digital operating income during the three months ended March 31, 2020, compared to approximately $1.4 million during the three months ended March 31, 2019. Our digital segment generated $900,000 of broadcast and digital operating loss during the three months ended March 31, 2020, compared to broadcast and digital operating loss of $162,000 during the three months ended March 31, 2019. The increase in the digital segment’s broadcast and digital operating loss is primarily from lower revenues. Finally, TV One generated approximately $28.4 million of broadcast and digital operating income during the three months ended March 31, 2020, compared to approximately $23.1 million during the three months ended March 31, 2019, with the increase primarily due to overall lower expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 39.7% for the three months ended March 31, 2020, from 33.9% for the comparable period in 2019. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility (the “ABL Facility”).

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders across the markets in which we operate were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales and/or caused the postponement of other tent pole special events. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Continued or future outbreaks and/or the speed at which businesses reopen in the markets in which we operate could have material impacts on our liquidity and/or operations including causing potential impairment of assets and of our financial results.

Given the expected decreases in revenues caused by the COVID-19 pandemic, we assessed our operations considering a variety of factors, including but not limited to, media industry financial reforecasts for 2020, expected operating results, estimated net cash flows from operations, future obligations and liquidity, capital expenditure commitments and projected debt covenant compliance.  If the Company were unable to meet its financial covenants, an event of default would occur and the Company’s debt would have to be classified as current, which the Company would be unable to repay if lenders were to call the debt. We concluded that the potential that the Company could incur considerable decreases in operating profits and the resulting impact on the Company’s ability to meet its debt service obligations and debt covenants were probable conditions giving rise to assess whether substantial doubt existed over the Company’s ability to continue as a going concern.

As a result, the Company performed a complete reforecast of its 2020 anticipated results extending through May 2021. In reforecasting its results, the Company considered the offsetting impact of certain of cost-cutting measures including furloughs, layoffs, salary reductions, eliminating travel and entertainment expenses, eliminating discretionary bonuses and merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions.

Out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020.  As of March 31, 2020, the amount remained on the Company’s balance sheet and together with other cash on hand improved our cash balance to approximately $66.4 million.  On April 15, 2020, the Company paid interest expense of approximately $12.9 million on its 7.375% Senior Secured Notes, and as of May 22, 2020 our cash on hand balance is approximately $63.3 million. As a result of the cost reduction measures that the Company has taken in response to COVID-19, the Company’s cash balance and considering certain remaining countermeasures the Company can implement in the event of further or continued downturn, the Company anticipates meeting its debt service requirements and is projecting compliance with all debt covenants through May 2021.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources.

As of March 31, 2020, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of March 31, 2020		Covenant Limit		Excess Coverage
Interest Coverage
Covenant EBITDA / Interest Expense	2.00	x	1.25	x	0.	75x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.60	x	5.85	x	1.	25x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of March 31, 2020, ratios calculated in accordance with the 2018 Credit Facility were as follows:

	As of March 31, 2020		Covenant Limit		Excess Coverage
Total Gross Leverage
Consolidated Indebtedness / Covenant EBITDA	6.21	x	7.50	x	1.29	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2018 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2020:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)
2017 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$314.8	5.0%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	347.8	7.375%
2018 Credit Facility, net of original issue discount and issuance costs (fixed rate)	151.7	12.875%
MGM National Harbor Loan, net of original issue discount and issuance costs (fixed rate, including PIK)	50.7	11.0%
Asset-backed credit facility (variable rate)(1)	27.5	2.5%

(1)	Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2020 and 2019, respectively:

	2020	2019
	(In thousands)
Net cash flows provided by operating activities	$22,035	$16,255
Net cash flows used in investing activities	$(1,905)	$(707)
Net cash flows provided by (used in) financing activities	$12,714	$(24,993)

Net cash flows provided by operating activities were approximately $22.0 million and $16.3 million for the three months ended March 31, 2020 and 2019, respectively. Net cash flow from operating activities for the three months ended March 31, 2020, increased from the prior year primarily due to payments of accrued compensation and lower payments for content assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $1.9 million and $707,000 for the three months ended March 31, 2020 and 2019, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $1.4 million and $707,000 for the three months ended March 31, 2020 and 2019, respectively. We took ownership of WQMC-LD on February 24, 2020 for total consideration of $475,000 for the three months ended March 31, 2020.

Net cash flows provided by financing activities were approximately $12.7 million compared to net cash flows used in financing activities of approximately $25.0 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, we repaid approximately $12.8 million and $25.3 million in outstanding debt, respectively. During the three months ended March 31, 2020, we borrowed approximately $27.5 million on our ABL Facility. Finally, we repurchased approximately $1.0 million and $2.4 million of our Class D Common Stock during the three months ended March 31, 2020 and March 31, 2019, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2019, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2019.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2020, we had approximately $535.5 million in broadcast licenses and $233.8 million in goodwill, which totaled $769.3 million, and represented approximately 62.9% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

For the three months ended March 31, 2020, the Company recorded an impairment charge of approximately $6.0 million related to its Atlanta market and Indianapolis goodwill balances and also a charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses. There was no impairment recorded during the three months ended March 31, 2019.

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

Valuation of Broadcasting Licenses

During the quarter ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended March 31, 2019.

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home order were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2020. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarter ended March 31, 2020.

Radio Broadcasting	March 31,
Licenses	2020(a)
Pre-tax impairment charge (in millions)	$47.7

Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	(13.3)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%
Mature Market Share Range	6.9% – 25.0%
Operating Profit Margin Range	27.6% –39.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

During the quarter ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $6.0 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our other reportable segments for the three months ended March 31, 2020. We did not identify any impairment indicators at any of our reportable segments for the three months ended March 31, 2019.

As noted above, during the first quarter of 2020 due to the COVID-19 pandemic, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill as of March 31, 2020. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended March 31, 2020.

Goodwill (Radio Market	March 31,
Reporting Units)	2020(a)
Pre-tax impairment charge (in millions)	$6.0

Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	(14.5)% – (12.9)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.9% – 1.1%
Mature Market Share Range	11.1% – 13.0%
Operating Profit Margin Range	29.4% – 39.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the three months ended March 31, 2020, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the net DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

In the assessment of all available evidence, an important piece of objectively verifiable evidence is evaluating a cumulative pre-tax income or loss position over the most recent three-year period. Historically, the Company maintained a full valuation against the net DTAs, principally due to overwhelming objectively verifiable negative evidence in the form of a cumulative pre-tax loss over the most recent three-year period. However, during the quarter ended December 31, 2018, the Company achieved three years of cumulative pre-tax income, which removed the most heavily weighted piece of objectively verifiable negative evidence from our evaluation of the realizability of DTAs. Moreover, in combination with the three years of cumulative pre-tax income and other objectively verifiable positive evidence that existed as of the quarter ended December 31, 2018, management believed that there was sufficient positive evidence to conclude that it was more likely than not that a material portion of its net DTAs were realizable. Consequently, the Company reduced its valuation allowance during the quarter ended December 31, 2018, in addition to the reduction of the valuation allowance during the quarter ended December 31, 2017.

As of the quarter ended March 31, 2020, the Company returned to a cumulative pre-tax loss over the most recent three-year period primarily due to significant non-tax deductible impairments recognized during the quarter. The Company has weighed this component of objective evidence, and forecasts cumulative rolling income for the year. However, management considered that the non-tax deductible impairments, while included in pre-tax income, are not a component of taxable income. Therefore, management adjusted the Company’s three-year cumulative loss for purposes of developing a projection of future pre-tax income that it considers to be objectively verifiable positive evidence that overcomes the objectively verifiable negative evidence of a return to a cumulative pre-tax loss over the most recent three-year period.

As part of the 2017 Tax Act, IRC Section 163(j) limits the tax deduction for interest expense. In conjunction with evaluating and weighing the aforementioned negative and positive evidence from the Company’s historical pre-tax earnings results in recent years, management also evaluated the impact that interest expense has had on our cumulative three-year pre-tax loss. A material component of the Company’s expenses is interest and has been the primary driver of historical pre-tax losses. As part of our evaluation of positive evidence, management is adjusting for the IRC Section 163(j) interest expense limitation on projected taxable income as part of developing forecasts of taxable income sufficient to utilize the Company’s federal and state net operating losses that are not subject to annual limitation resulting from the 2009 ownership shift as defined under IRC Section 382.

 Realization of the Company’s DTAs is dependent on generating sufficient taxable income in future periods, and although management believes it is more likely than not future taxable income will be sufficient to realize the DTAs, realization is not assured and future events may cause a change to the judgment of the realizability of the DTAs. If a future event causes management to re-evaluate and conclude that it is not more likely than not, that all or a portion of the DTAs are realizable, the Company would be required to establish a valuation allowance against the assets at that time, which would result in a charge to income tax expense and a decrease to net income in the period which the change of judgment is concluded.

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

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee, an industry group which the Company is a part of, and BMI have reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. The Company is currently reviewing the terms of the new license agreement in anticipation of becoming a party to the agreement.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 11 years.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of March 31, 2020:

	Payments Due by Period
Contractual Obligations	Remainder of 2020	2021	2022	2023	2024	2025 and Beyond	Total
	(In thousands)
7.375% Senior Subordinated Notes(1)	$19,359	$25,813	$357,529	$—	$—	$—	$402,701
2017 Credit facility(2)	16,685	24,907	24,633	316,363	—	—	382,588
2018 Credit facility(2)	29,190	36,634	136,288	—	—	—	202,112
Other operating contracts/agreements(3)	54,204	58,735	18,189	11,111	10,213	34,739	187,191
Operating lease obligations	9,495	11,904	10,968	9,461	8,310	9,282	59,420
MGM National Harbor Loan	4,434	6,104	65,026	—	—	—	75,564
Total	$133,367	$164,097	$612,633	$336,935	$18,523	$44,021	$1,309,576

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of March 31, 2020.

(2)	Includes interest obligations based on effective interest rate, and projected interest expense on credit facilities outstanding as of March 31, 2020.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, asset-backed credit facility and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $98.4 million has not been recorded on the balance sheet as of March 31, 2020, as it does not meet recognition criteria. Approximately $12.4 million relates to certain commitments for content agreements for our cable television segment, approximately $14.6 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of March 31, 2020, the Company had letters of credit totaling $818,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Urban One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  Our exposure related to market risk has not changed materially since December 31, 2019.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC reports due to the material weaknesses discussed below. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are not effective in reaching that level of reasonable assurance.

Changes in internal control over financial reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of the Urban One Form 10-K filing for the year ended December 31, 2019, the Company identified three material weaknesses that required remediation.  The Company has begun addressing these areas during the quarter ended March 31, 2020. Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2019 Form 10-K, we have initiated several remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

May 29, 2020