Form 10-Q
period 2020-06-30
URBAN ONE, INC.
filed 2020-07-31
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2020
Class A Common Stock, $.001 Par Value	1,582,359
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	37,520,026

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

•

disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;

•

disruptions to our business operations, investments and our sales resulting from quarantines of employees, customers and suppliers in areas affected by the Coronavirus/COVID-19 outbreak and reduced consumer spending given uncertainty around the duration of the virus’ impact; and

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands, except share data)
NET REVENUE	$76,008	$121,571	$170,883	$220,020
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $4 and $27, and $12 and $47, respectively	23,624	31,252	51,494	62,789
Selling, general and administrative, including stock-based compensation of $78 and $86, and $164 and $197, respectively	22,294	45,319	51,757	78,997
Corporate selling, general and administrative, including stock-based compensation of $186 and $87, and $485 and $467, respectively	7,326	8,495	15,957	18,659
Depreciation and amortization	2,382	3,584	4,930	11,858
Impairment of long-lived assets	—	3,800	53,650	3,800
Total operating expenses	55,626	92,450	177,788	176,103
Operating income (loss)	20,382	29,121	(6,905)	43,917
INTEREST INCOME	26	63	34	86
INTEREST EXPENSE	18,395	20,578	37,533	41,408
OTHER INCOME, net	(94)	(1,649)	(1,598)	(3,370)
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	2,107	10,255	(42,806)	5,965
PROVISION FOR (BENEFIT FROM) INCOME TAXES	465	3,118	(21,390)	1,807
CONSOLIDATED NET INCOME (LOSS)	1,642	7,137	(21,416)	4,158
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	222	546	351	671
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,420	$6,591	$(21,767)	$3,487

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.03	$0.15	$(0.48)	$0.08

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.03	$0.14	$(0.48)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,806,219	45,061,821	45,025,471	45,175,521
Diluted	48,154,262	45,701,655	45,025,471	45,984,939

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands)
COMPREHENSIVE INCOME (LOSS)	$1,642	$7,137	$(21,416)	$4,158
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	222	546	351	671
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,420	$6,591	$(21,767)	$3,487

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,698	$33,073
Restricted cash	473	473
Trade accounts receivable, net of allowance for doubtful accounts of $8,431 and $7,416, respectively	87,130	106,148
Prepaid expenses	11,081	11,261
Current portion of content assets	31,721	30,642
Other current assets	3,969	4,442
Total current assets	204,072	186,039
CONTENT ASSETS, net	68,032	70,121
PROPERTY AND EQUIPMENT, net	24,107	24,393
GOODWILL	233,822	239,772
RIGHT OF USE ASSETS	43,045	44,922
RADIO BROADCASTING LICENSES	535,472	582,697
OTHER INTANGIBLE ASSETS, net	55,630	58,212
OTHER ASSETS	44,865	43,763
Total assets	$1,209,045	$1,249,919
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,114	$5,919
Accrued interest	7,164	9,094
Accrued compensation and related benefits	4,838	10,903
Current portion of content payables	18,355	14,804
Current portion of lease liabilities	8,927	8,980
Other current liabilities	26,368	25,393
Current portion of long-term debt	49,997	25,945
Total current liabilities	120,763	101,038
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	838,384	850,308
CONTENT PAYABLES, net of current portion	11,311	14,826
LONG-TERM LEASE LIABILITIES	38,656	40,494
OTHER LONG-TERM LIABILITIES	26,503	25,054
DEFERRED TAX LIABILITIES, net	3,169	24,560
Total liabilities	1,038,786	1,056,280

REDEEMABLE NONCONTROLLING INTERESTS	10,799	10,564

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 1,582,359 and 1,582,375 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2020 and December 31, 2019	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of June 30, 2020 and December 31, 2019	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 37,523,221 and 38,752,749 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	38	39
Additional paid-in capital	977,987	979,834
Accumulated deficit	(818,573)	(796,806)
Total stockholders’ equity	159,460	183,075
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,209,045	$1,249,919

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2019	$—	$2	$3	$3	$39	$979,834	$(796,806)	$183,075
Consolidated net loss	—	—	—	—	—	—	(21,767)	(21,767)
Repurchase of 3,911,860 shares of Class D common stock	—	—	—	—	(3)	(3,598)	—	(3,601)
Exercise of options for 1,032,922 shares of common stock	—	—	—	—	2	1,974	—	1,976
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(884)	—	(884)
Stock-based compensation expense	—	—	—	—	—	661	—	661
BALANCE, as of June 30, 2020	$—	$2	$3	$3	$38	$977,987	$(818,573)	$159,460

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(21,416)	$4,158
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	4,930	11,858
Amortization of debt financing costs	2,128	1,907
Amortization of content assets	16,639	23,067
Amortization of launch assets	514	515
Deferred income taxes	(21,391)	2,542
Amortization of right of use assets	4,042	3,311
Non-cash lease liability expense	2,436	2,746
Non-cash interest expense	1,044	987
Impairment of long-lived assets	53,650	3,800
Stock-based compensation	661	711
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	19,018	4,429
Prepaid expenses and other current assets	(137)	(1,092)
Other assets	(5,144)	(3,305)
Accounts payable	(805)	(101)
Accrued interest	(1,930)	667
Accrued compensation and related benefits	(6,065)	(7,107)
Other liabilities	689	4,029
Payments for content assets	(15,592)	(24,923)
Net cash flows provided by operating activities	33,271	28,199
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,650)	(2,110)
Acquisition of broadcasting assets	(475)	—
Net cash flows used in investing activities	(3,125)	(2,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(1,648)	(1,648)
Distribution of contingent consideration	—	(649)
Repayment of Comcast Note	—	(11,872)
Proceeds of Asset-backed credit facility, net	27,500	9,000
Proceeds of MGM National Harbor Loan	3,600	—
Repayment of 2018 credit facility	(20,348)	(14,162)
Proceeds from exercise of stock options	1,976	29
Repayment of 2020 Notes	—	(2,037)
Payment of dividends to noncontrolling interest members of Reach Media	(1,000)	(1,000)
Repurchase of common stock	(3,601)	(4,309)
Net cash flows provided by (used in) financing activities	6,479	(26,648)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	36,625	(559)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	33,546	15,890
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$70,171	$15,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$36,291	$37,836
Income taxes, net of refunds	$—	$474

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock	$—	$1,609
Right of use asset additions upon adoption of ASC 842	$—	$49,803
Lease liability additions upon adoption of ASC 842	$—	$54,113
Right of use asset and lease liability additions	$3,187	$1,273

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of June 30, 2020, we owned and/or operated 61 broadcast stations (including all HD stations, translator stations and the low power television station we operate) located in 14 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

On January 19, 2019, the Company launched CLEO TV, a lifestyle and entertainment network targeting Millennial and Gen X women of color. CLEO TV offers quality content that defies negative and cultural stereotypes of today’s modern women. The results of CLEO TV’s operations will be reflected in the Company’s cable television segment.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate our other brands, such as TV One, CLEO TV, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

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

Financial instruments as of June 30, 2020 and December 31, 2019, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2020 and December 31, 2019, except for the Company’s long-term debt. The 7.375% Senior Secured Notes that are due in April 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $311.5 million as of June 30, 2020. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $344.8 million as of December 31, 2019. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $319.0 million and fair value of approximately $261.6 million as of June 30, 2020, and had a carrying value of approximately $320.6 million and fair value of approximately $309.1 million as of December 31, 2019. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $146.8 million and fair value of approximately $149.7 million as of June 30, 2020, and had a carrying value of approximately $167.1 million and fair value of approximately $170.5 million as of December 31, 2019. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $56.7 million and fair value of approximately $63.6 million as of June 30, 2020, and had a carrying value of approximately $52.1 million and fair value of approximately $58.4 million as of December 31, 2019. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The Company’s asset-backed credit facility (the “ABL Facility”) had a carrying value of approximately $27.5 million and fair value of approximately $27.5 million as of June 30, 2020. There was no balance outstanding on the ABL Facility as of December 31, 2019.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $2.5 million and $6.1 million for the three months ended June 30, 2020 and 2019, respectively. Agency and outside sales representative commissions were approximately $7.2 million and $11.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $3.2 million and $3.8 million for the three months ended June 30, 2020 and 2019, respectively. Agency and outside sales representative commissions were approximately $6.9 million and $7.5 million for the six months ended June 30, 2020 and 2019, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, unaudited)
Net Revenue:
Radio Advertising	$25,358	$51,771	$63,776	$94,144
Political Advertising	361	317	2,764	441
Digital Advertising	6,104	7,663	12,393	15,100
Cable Television Advertising	18,941	19,816	39,973	40,009
Cable Television Affiliate Fees	24,619	26,599	50,826	54,074
Event Revenues & Other	625	15,405	1,151	16,252
Net Revenue (as reported)	$76,008	$121,571	$170,883	$220,020

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at June 30, 2020, December 31, 2019 and June 30, 2019 were as follows:

	June 30, 2020	December 31, 2019	June 30, 2019
	(Unaudited)		(Unaudited)
	(In thousands)
Contract assets:
Unbilled receivables	$3,892	$3,763	$3,530

Contract liabilities:
Customer advances and unearned income	$2,918	$3,048	$3,634
Unearned event income	10,352	6,645	3,848

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2020, approximately $448,000 and approximately $2.1 million was recognized as revenue during the three and six months ended June 30, 2020. For unearned event income, there was no revenue was recognized during the three months or six months ended June 30, 2020. For customer advances and unearned income as of January 1, 2019, $613,000 and approximately $2.0 million, respectively, was recognized as revenue during the three and six months ended June 30, 2019. For unearned event income as of January 1, 2019, approximately $3.9 million was recognized during the three and six months ended June 30, 2019, as the event took place during the second quarter of 2019.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the three and six months ended June 30, 2020 and 2019. The weighted-average amortization period for launch support is approximately 7.8 years as of June 30, 2020, and approximately 7.8 years as of December 31, 2019. The remaining weighted-average amortization period for launch support is 4.6 years and 5.1 years as of June 30, 2020 and December 31, 2019, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended June 30, 2020 and 2019, launch support asset amortization of $105,000 and $105,000, respectively, was recorded as a reduction of revenue, and $151,000 and $153,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. For the six months ended June 30, 2020 and 2019, launch support asset amortization of $211,000 and $211,000, respectively, was recorded as a reduction of revenue, and $302,000 and $304,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2020 and 2019, barter transaction revenues were $527,000 and $572,000, respectively. Additionally, for the three months ended June 30, 2020 and 2019, barter transaction costs were reflected in programming and technical expenses of $384,000 and $422,000, respectively, and selling, general and administrative expenses of $143,000 and $150,000, respectively. For the six months ended June 30, 2020 and 2019, barter transaction revenues were approximately $1.0 million and $1.1 million, respectively. Additionally, for the six months ended June 30, 2020 and 2019, barter transaction costs were reflected in programming and technical expenses of $755,000 and $837,000, respectively, and selling, general and administrative expenses of $286,000 and $301,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $2.0 million for the year ended December 31, 2018, as final reporting became available. Upon settlement of this agreement, the Company will receive approximately $2.0 million in marketing services that will be utilized in future periods.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
	(In Thousands)
Numerator:
Net income (loss) attributable to common stockholders	$1,420	$6,591	$(21,767)	$3,487
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	44,806,219	45,061,821	45,025,471	45,175,521
Effect of dilutive securities:
Stock options and restricted stock	3,348,043	639,834	—	809,418
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	48,154,262	45,701,655	45,025,471	45,984,939

Net income (loss) attributable to common stockholders per share – basic	$0.03	$0.15	$(0.48)	$0.08
Net income (loss) attributable to common stockholders per share –diluted	$0.03	$0.14	$(0.48)	$0.08

All stock options and restricted stock awards were excluded from the diluted calculation for the six months ended June 30, 2020, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

Six Months Ended June 30,
2020
(Unaudited)
(In thousands)
Stock options	3,849
Restricted stock awards	1,929

(h)	Fair Value Measurements

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

As of June 30, 2020, and December 31, 2019, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of June 30, 2020
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,357	—	—	$1,357
Employment agreement award (b)	27,696	—	—	27,696
Total	$29,053	$—	$—	$29,053

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,799	$—	$—	$10,799

As of December 31, 2019
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,921	—	—	$1,921
Employment agreement award (b)	27,017	—	—	27,017
Total	$28,938	$—	$—	$28,938

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,564	$—	$—	$10,564

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

There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2020. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)
Balance at December 31, 2019	$1,921	$27,017	$10,564
Net income attributable to noncontrolling interests	—	—	351
Distribution	(557)	(632)	—
Dividends paid to noncontrolling interests	—	—	(1,000)
Change in fair value	(7)	1,311	884
Balance at June 30, 2020	$1,357	$27,696	$10,799

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$7	$(1,311)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three and six months ended June 30, 2020 and 2019. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three and six months ended June 30, 2020 and 2019.

		Significant	As of June 30, 2020	As of December 31, 2019
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
Contingent consideration	Monte Carlo Simulation	Expected volatility	25.0%	20.8%
Contingent consideration	Monte Carlo Simulation	Discount Rate	16.0%	14.5%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.0%	10.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.0%	2.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. For the six months ended June 30, 2020, the Company recorded an impairment charge of approximately $6.0 million related to its Atlanta market and Indianapolis goodwill balances and also an impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses. The Company concluded these assets were not impaired during the three months ended June 30, 2020.  For the three and six months ended June 30, 2019, the Company recorded an impairment charge of approximately $3.8 million related to its Detroit market radio broadcasting licenses.

(i)	Leases

As of January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), using the modification retrospective transition method. Prior comparative periods will be not be restated under this new standard and therefore those amounts are not presented below. The Company adopted a package of practical expedients as allowed by the transition guidance which permits the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

ASC 842 results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of right of use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases. Upon adoption of ASC 842, deferred rent balances, which were historically presented separately, were combined and presented net within the ROU asset. The adoption of this standard resulted in the Company recording an increase in ROU assets of approximately $49.8 million and an increase in lease liabilities of approximately $54.1 million. Approximately $4.3 million in deferred rent was also reclassified from liabilities to offset the applicable ROU asset. The tax impact of ASC 842, which primarily consisted of deferred gains related to previous transactions that were historically accounted for as sale and operating leasebacks in accordance with prior guidance ASC Topic 840 was recognized as part of the cumulative-effect adjustment to retained earnings, resulting in an increase to retained earnings, net of tax, of approximately $5.8 million.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
	(Dollars In thousands)		(Dollars In thousands)
Operating Lease Cost (Cost resulting from lease payments)	$3,153	$3,190	$6,305	$6,438
Variable Lease Cost (Cost excluded from lease payments)	34	34	74	76
Total Lease Cost	$3,187	$3,224	$6,379	$6,514

Operating Lease - Operating Cash Flows (Fixed Payments)	$3,243	$3,423	$6,650	$6,809
Operating Lease - Operating Cash Flows (Liability Reduction)	$2,045	$1,988	$4,182	$3,960

Weighted Average Lease Term - Operating Leases	5.38 years	6.01 years	5.38 years	6.01 years
Weighted Average Discount Rate - Operating Leases	11.00	11.00	11.00%	11.00%

As of June 30, 2020, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining six months ending December 31, 2020	$6,502
2021	12,924
2022	12,282
2023	10,526
2024	9,395
Thereafter	11,494
Total future lease payments	63,123
Imputed interest	(15,540)
Total	$47,583

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of $80,000 and approximately $1.6 million, for the three months ended June 30, 2020 and 2019, respectively, and approximately $1.6 million and $3.4 million, for the six months ended June 30, 2020 and 2019, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. In connection with its impairment analysis for the six months ended June 30, 2020, the Company reviewed the investment and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the MGM National Harbor Loan (as defined in Note 4 – Long-Term Debt).

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the six months ended June 30, 2020 and 2019. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at June 30, 2020, and December 31, 2019, to be approximately $27.7 million and $27.0 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was $98,000 and $806,000 for the three months ended June 30, 2020, and 2019, respectively, and was approximately $1.3 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively.

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

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating income to Reach, with the balance remaining with the Foundation. For years 2020 through 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. The COVID-19 outbreak has caused the postponement of the 2020 Fantastic Voyage cruise. As of June 30, 2020, and December 31, 2019, the Foundation owed Reach Media $887,000 and $24,000, respectively, under the agreements for the operation of the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of June 30, 2020, and December 31, 2019, the Foundation owed $10,000 and $32,000, respectively, to Reach Media.

For the three and six months ended June 30, 2019, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $10.2 million, $8.5 million, and $1.7 million, respectively. The Fantastic Voyage took place during the second quarter of 2019.

(p)	Going Concern Assessment

As part of its internal control framework, the Company routinely performs a going concern assessment. The Company has concluded that it has sufficient resources to meet its financial obligations, has additional capacity to access ABL Facility funds to finance working capital needs should the need arise, and that cash flows from operations are sufficient to meet the liquidity needs. As a result, the Company is projecting compliance with all debt covenants through the one year period following the financial statement issuance date.

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders across the markets in which we operate were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This has been particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales and/or caused the postponement of other tent pole special events. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Continued or future outbreaks and/or the speed at which businesses reopen (or reclose) in the markets in which we operate could have material impacts on our liquidity and/or operations including causing potential impairment of assets and of our financial results.

Given the expected continued decreases in revenues caused by the COVID-19 pandemic, we assessed our operations considering a variety of factors, including but not limited to, media industry financial reforecasts for 2020, expected operating results, estimated net cash flows from operations, future obligations and liquidity, capital expenditure commitments and projected debt covenant compliance.  If the Company were unable to meet its financial covenants, an event of default would occur and the Company’s debt would have to be classified as current, which the Company would be unable to repay if lenders were to call the debt.  We concluded that the potential that the Company could incur considerable decreases in operating profits and the resulting impact on the Company’s ability to meet its debt service obligations and debt covenants were probable conditions giving rise to assess whether substantial doubt existed over the Company’s ability to continue as a going concern.

As a result, the Company performed a complete reforecast of its 2020 anticipated results extending through one year from the date of issuance of the consolidated financial statements. In reforecasting its results, the Company considered the offsetting impact of certain of cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating discretionary bonuses and merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions.

Out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020.  As of March 31, 2020, that amount remained on the Company’s balance sheet and together with other cash on hand increased our cash balance to approximately $66.4 million. On April 15, 2020, the Company paid interest expense of approximately $12.9 million on its 7.375% Senior Secured Notes, and as of May 22, 2020 our cash on hand balance was approximately $63.3 million.  As of June 30, 2020, that amount remained on the Company’s balance sheet and together with other cash on hand improved our cash balance to approximately $69.7 million.  As of July 28, 2020 our cash on hand balance is approximately $78.7 million. Based on the Company’s forecast operational activity, its ability to manage and delay any capitalized expenditures and additional variable cost-cutting measures, the Company has adequate cash reserves and sufficient liquidity into the foreseeable future or for the next 12 months. As a result of the cost reduction measures that the Company has taken in response to COVID-19, the Company’s cash balance and considering certain remaining countermeasures the Company can implement in the event of further or continued downturn, the Company anticipates meeting its debt service requirements and is projecting compliance with all debt covenants through one year from the date of issuance of the consolidated financial statements. This estimate is, however, subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of COVID-19 on our business, and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic, and other factors described in Part II, “Item 1A. Risk Factors” herein and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Valuation of Broadcasting Licenses

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. During the six months ended June 30, 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended June 30, 2020. During the quarter ended June 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with the sale of our Detroit market radio broadcasting licenses.

Valuation of Goodwill

As noted above, during the first quarter of 2020 due to the COVID-19 pandemic, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the six months ended June 30, 2020, the Company recorded a non-cash impairment charge of approximately $6.0 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our other reportable segments for the three or six months ended June 30, 2020. We did not identify any impairment indicators at any of our reportable segments for the three months ended June 30, 2019.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	(5,950)	—	—	—	(5,950)
Accumulated impairment losses	(101,848)	(16,114)	(20,345)	—	(138,307)
Net goodwill at June 30, 2020	$47,202	$14,354	$7,222	$165,044	$233,822

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
2018 Credit Facility	$146,797	$167,145
MGM National Harbor Loan	56,742	52,099
2017 Credit Facility	318,980	320,629
7.375% Senior Secured Notes	350,000	350,000
Asset-backed credit facility	27,500	—
Total debt	900,019	889,873
Less: current portion of long-term debt	49,997	25,945
Less: original issue discount and issuance costs	11,638	13,620
Long-term debt, net	$838,384	$850,308

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

The term loans could have been voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company is required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company is also required to use 75% of excess cash flow (“ECF payment”) as defined in the 2018 Credit Facility, which exclude any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par. During the three and six months ended June 30, 2020, the Company repaid approximately $8.4 million and $20.3 million, respectively under the 2018 Credit Facility. Included in the repayments made during the six months ended June 30, 2020 was approximately $3.8 million in ECF payments in accordance with the agreement. During the three and six months June 30, 2019, the Company repaid approximately $3.6 million and $14.2 million, respectively, under the 2018 Credit Facility.

The 2018 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company's total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021 and 6.75 to 1.00 in 2022. As of June 30, 2020, the Company was in compliance with all of its financial covenants under the 2018 Credit Facility.

As of June 30, 2020, the Company had outstanding approximately $146.8 million on its 2018 Credit Facility. The original issue discount in the amount of approximately $3.8 million and associated debt issuance costs in the amount of $875,000 is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended June 30, 2020 and 2019, was approximately $1.1 million and $964,000, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the six months ended June 30, 2020 and 2019, was approximately $2.1 million and $1.9 million, respectively.

MGM National Harbor Loan

Concurrently, on December 4, 2018, Urban One Entertainment SPV, LLC (“UONESPV”) and its immediate parent, Radio One Entertainment Holdings, LLC (“ROEH”), each of which is a wholly owned subsidiary of the Company, entered into a credit agreement, providing $50.0 million in term loan borrowings (the “MGM National Harbor Loan”) which was funded on December 20, 2018. On June 25, 2020, the Company borrowed an incremental $3.6 million on the MGM National Harbor Loan and used the proceeds to pay down the higher coupon 2018 Credit Facility by the same amount.

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

As of June 30, 2020, the Company had outstanding approximately $56.7 million on its MGM National Harbor Loan. The original issue discount in the amount of approximately $1.0 million and associated debt issuance costs in the amount of approximately $1.7 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 2022 Notes (as defined below). At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.34% for 2020 and was 6.49% for 2019.

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

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During each of the three month periods in June 30, 2020 and 2019, the Company repaid $824,000 under the 2017 Credit Facility. During each of the six month periods in June 30, 2020 and 2019, the Company repaid approximately $1.6 million under the 2017 Credit Facility.

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

As of June 30, 2020, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of June 30, 2020, the Company had outstanding approximately $319.0 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2022 Notes are the Company’s senior secured obligations and rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s 2020 Notes (defined below).  The 2022 Notes and related guarantees are equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 2022 Notes, including any additional notes issued under the Indenture, but are effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 2022 Notes. Collateral includes substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor. As of June 30, 2020, the Company had outstanding approximately $350.0 million of the 2022 Notes.

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

As of December 31, 2019, the Company did not have any borrowings outstanding on its ABL Facility. As of June 30, 2020, the Company had approximately $27.5 million in borrowings outstanding on its ABL Facility.

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of June 30, 2020, the Company had letters of credit totaling $871,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, the Company’s obligations under the 2017 Credit Facility, and the obligations under the 2018 Credit Facility. The Company’s interest in the MGM National Harbor Casino fully guarantees the MGM National Harbor Loan.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of June 30, 2020, are as follows:

	2018 Credit Facility	MGM National Harbor Loan	Asset-backed Credit Facility	2017 Credit Facility	7.38% Senior Secured Notes due April 2022	Total
	(In thousands)
July - December 2020	$9,600	$—	$—	$1,648	$—	$11,248
2021	19,200	—	27,500	3,297	—	49,997
2022	117,997	56,742	—	3,297	350,000	528,036
2023	—	—	—	310,738	—	310,738
2024	—	—	—	—	—	—
2025 and thereafter	—	—	—	—	—	—
Total Debt	$146,797	$56,742	$27,500	$318,980	$350,000	$900,019

5.	INCOME TAXES:

The Company generally utilizes the estimated annual effective tax rate method (“Estimated AETR Method”) prescribed under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. For the six months ended June 30, 2020, the Company recorded a benefit from income taxes of approximately $21.4 million on pre-tax loss from continuing operations of approximately $42.8 million utilizing the actual effective tax rate (“Discrete Method”) for the period. Economic disruptions caused by COVID-19 have impacted the Company’s ability to accurately forecast earnings in certain segments, therefore the Company continues to utilize the Discrete Method to calculate the interim tax provision for the quarter ended June 30, 2020. The Company will continue to evaluate the utilization of the Discrete Method in each future interim period.

During the three months ended March 31, 2020, the Internal Revenue Service (“IRS”) accepted the Company’s petition to extend the time to file certain procedural elections of a subsidiary corporation. The IRS acceptance resulted in a reduction of the valuation allowance against certain deferred tax assets (“DTAs”) for our net operating losses. As a result of the reduction of the valuation allowance, the Company recorded a tax benefit of approximately $12.5 million that is included in the $21.4 million benefit from income taxes recorded for the six months ended June 30, 2020.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continues to evaluate the realizability of its net DTAs by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2020, the Company believes it is more likely than not that these DTAs will be realized.

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

On June 16, 2020, the Company’s Board of Directors authorized an amendment of Urban One's certificate of incorporation to effect a reverse stock split across all classes of common stock by a ratio of not less than one-for-two and not more than one-for-fifty at any time prior to December 31, 2021, with the exact ratio to be set at a whole number within this range as determined by our board of directors in its discretion.

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of March 13, 2020, the Company’s Board authorized a new repurchase plan of up to $2.6 million of the Company’s Class A and Class D shares through December 31, 2020. In addition, on June 11, 2020, the Company’s Board authorized a repurchase of $2.4 million of the Company’s Class D shares. As of June 30, 2020, the Company had $2.6 million remaining under its open authorization with respect to its Class A and Class D common stock. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended June 30, 2020, the Company did not repurchase any shares of Class A common stock and repurchased 3,208,288 shares of Class D common stock in the amount of approximately $2.4 million at an average price of $0.76 per share. During the three months ended June 30, 2019, the Company repurchased 26,171 shares of Class A common stock in the amount of $56,000 at an average price of $2.14 per share and repurchased 899,765 shares of Class D common stock in the amount of approximately $1.8 million at an average price of $2.01 per share.  During the six months ended June 30, 2020, the Company did not repurchase any shares of Class A common stock and repurchased 3,208,288 shares of Class D common stock in the amount of approximately $2.4 million at an average price of $0.76 per share. During the six months ended June 30, 2019, the Company repurchased 48,551 shares of Class A common stock in the amount of $106,000 at an average price of $2.19 per share and repurchased 1,268,671 shares of Class D common stock in the amount of approximately $2.6 million at an average price of $2.02 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended June 30, 2020, the Company executed a Stock Vest Tax Repurchase of 155,771 shares of Class D Common Stock in the amount of $140,000 at an average price of $0.90 per share. During the three months ended June 30, 2019, the Company executed a Stock Vest Tax Repurchase of 6,368 shares of Class D Common Stock in the amount of $13,000 at an average price of $1.98 per share. During the six months ended June 30, 2020, the Company executed a Stock Vest Tax Repurchase of 703,572 shares of Class D Common Stock in the amount of approximately $1.2 million at an average price of $1.64 per share. During the six months ended June 30, 2019, the Company executed a Stock Vest Tax Repurchase of 858,119 shares of Class D Common Stock in the amount of approximately $1.7 million at an average price of $1.94 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of June 30, 2020, 690,336 shares of Class D common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

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

On June 12, 2019, the Compensation Committee awarded Catherine Hughes, Chairperson, 427,148 restricted shares of the Company’s Class D common stock, and stock options to purchase 189,843 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and will vest on January 6, 2021.

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

On June 12, 2019, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 711,914 restricted shares of the Company’s Class D common stock, and stock options to purchase 316,406 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and will vest on January 6, 2021.

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

On June 12, 2019, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 243,750 restricted shares of the Company’s Class D common stock, and stock options to purchase 108,333 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and will vest on January 6, 2021.

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

On June 12, 2019, the Compensation Committee awarded David Kantor, Chief Executive Officer – Radio Division, 211,838 restricted shares of the Company’s Class D common stock, and stock options to purchase 94,150 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and will vest on January 6, 2021.

Pursuant to the terms of each of our stock plans and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

Stock-based compensation expense for the three months ended June 30, 2020 and 2019, was $268,000 and $200,000, respectively, and for the six months ended June 30, 2020 and 2019, was $661,000 and $711,000, respectively.

The Company granted 708,732 stock options during the three and six months ended June 30, 2020. No stock options were granted during the three and six months ended June 30, 2019.

Transactions and other information relating to stock options for the six months ended June 30, 2020, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,197,000	$2.13	6.70	$255,000
Grants	709,000	$2.00
Exercised	1,033,000	$1.91
Forfeited/cancelled/expired/settled	24,000	$3.17
Balance as of June 30, 2020	3,849,000	$2.16	6.84	$206,000
Vested and expected to vest at June 30, 2020	3,815,000	$2.12	6.82	$206,000
Unvested at June 30, 2020	726,000	$2.00	9.86	$—
Exercisable at June 30, 2020	3,123,000	$2.19	6.14	$206,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2020, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2020. This amount changes based on the fair market value of the Company’s stock.

There were 1,032,922 options exercised during the three and six months ended June 30, 2020. There were no options exercised during the three months ended June 30, 2019 and there were 15,000 options exercised during the six months ended June 30, 2019. No options vested during the three months ended June 30, 2020 and 624,770 options vested during the six months ended June 30, 2020. No options vested during the three months ended June 30, 2019 and 834,530 options vested during the six months ended June 30, 2019.

As of June 30, 2020, $252,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 6 months. The weighted-average fair value per share of shares underlying stock options was $1.39 at June 30, 2020.

The Company granted 1,649,394 shares of restricted stock during the three and six months ended June 30, 2020. Each of the three non-executive directors received 18,248 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2020. The Company granted 100,000 shares of restricted stock during the three months ended June 30, 2019 and granted 880,239 shares of restricted stock during the six months ended June 30, 2019. Each of the four non-executive directors received 25,000 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 17, 2019.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2020, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2019	1,814,000	$2.14
Grants	1,649,000	$1.02
Vested	(1,717,000)	$2.14
Forfeited/cancelled/expired	—	$—
Unvested at June 30, 2020	1,746,000	$1.08

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2020, approximately $1.7 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of 7 months.

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

Detailed segment data for the three months ended June 30, 2020 and 2019, is presented in the following tables:

	Three Months Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$20,505	$49,312
Reach Media	6,268	18,770
Digital	6,104	7,673
Cable Television	43,761	46,430
Corporate/Eliminations*	(630)	(614)
Consolidated	$76,008	$121,571

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$20,614	$31,623
Reach Media	4,941	15,515
Digital	5,723	7,165
Cable Television	16,953	25,188
Corporate/Eliminations	5,013	5,575
Consolidated	$53,244	$85,066

Depreciation and Amortization:
Radio Broadcasting	$766	$851
Reach Media	60	59
Digital	277	460
Cable Television	940	1,901
Corporate/Eliminations	339	313
Consolidated	$2,382	$3,584

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$3,800
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$—	$3,800

Operating income (loss):
Radio Broadcasting	$(875)	$13,038
Reach Media	1,267	3,196
Digital	104	48
Cable Television	25,868	19,341
Corporate/Eliminations	(5,982)	(6,502)
Consolidated	$20,382	$29,121

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(630)	$(614)

Capital expenditures by segment are as follows:

Radio Broadcasting	$557	$642
Reach Media	9	47
Digital	239	400
Cable Television	23	62
Corporate/Eliminations	392	252
Consolidated	$1,220	$1,403

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$55,421	$86,061
Reach Media	12,958	25,743
Digital	12,393	15,110
Cable Television	91,257	94,253
Corporate/Eliminations*	(1,146)	(1,147)
Consolidated	$170,883	$220,020

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$47,006	$59,367
Reach Media	10,836	21,944
Digital	12,918	14,780
Cable Television	37,352	51,363
Corporate/Eliminations	11,096	12,991
Consolidated	$119,208	$160,445

Depreciation and Amortization:
Radio Broadcasting	$1,506	$1,719
Reach Media	119	118
Digital	765	921
Cable Television	1,883	8,477
Corporate/Eliminations	657	623
Consolidated	$4,930	$11,858

Impairment of Long-Lived Assets:
Radio Broadcasting	$53,650	$3,800
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$53,650	$3,800

Operating income (loss):
Radio Broadcasting	$(46,741)	$21,175
Reach Media	2,003	3,681
Digital	(1,290)	(591)
Cable Television	52,022	34,413
Corporate/Eliminations	(12,899)	(14,761)
Consolidated	$(6,905)	$43,917

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(1,146)	$(1,147)

Capital expenditures by segment are as follows:

Radio Broadcasting	$1,520	$863
Reach Media	66	66
Digital	436	718
Cable Television	64	158
Corporate/Eliminations	564	305
Consolidated	$2,650	$2,110

	June 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$650,417	$721,295
Reach Media	44,258	41,892
Digital	19,149	22,223
Cable Television	388,723	388,465
Corporate/Eliminations	106,498	76,044
Consolidated	$1,209,045	$1,249,919

8.	COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee (“RMLC”), an industry group which the Company is a part of, and BMI have reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. Upon approval of the court of the BMI/RMLC agreement, the Company automatically became a party to the agreement and a license through December 31, 2021.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of June 30, 2020, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Radio broadcasting segment	27.0%	40.6%	32.4%	39.1%

Reach Media segment	8.2%	15.4%	7.6%	11.7%

Digital segment	8.0%	6.3%	7.3%	6.9%

Cable television segment	57.6%	38.2%	53.4%	42.8%

Corporate/eliminations	(0.8)%	(0.5)%	(0.7)%	(0.5)%

 The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Percentage of core radio business generated from local advertising	50.7%	55.6%	57.0%	58.7%

Percentage of core radio business generated from national advertising, including network advertising	47.5%	35.8%	41.6%	35.7%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$25,358	$51,771	$(26,413)	(51.0)%
Political Advertising	361	317	44	13.9
Digital Advertising	6,104	7,663	(1,559)	(20.3)
Cable Television Advertising	18,941	19,816	(875)	(4.4)
Cable Television Affiliate Fees	24,619	26,599	(1,980)	(7.4)
Event Revenues & Other	625	15,405	(14,780)	(95.9)
Net Revenue (as reported)	$76,008	$121,571	$(45,563)	(37.5)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$63,776	$94,144	$(30,368)	(32.3)%
Political Advertising	2,764	441	2,323	526.8
Digital Advertising	12,393	15,100	(2,707)	(17.9)
Cable Television Advertising	39,973	40,009	(36)	(0.1)
Cable Television Affiliate Fees	50,826	54,074	(3,248)	(6.0)
Event Revenues & Other	1,151	16,252	(15,101)	(92.9)
Net Revenue (as reported)	$170,833	$220,020	$(49,137)	(22.3)%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except margin data)
	(Unaudited)
Net revenue	$76,008	$121,571	$170,883	$220,020
Broadcast and digital operating income	30,172	45,113	67,808	78,478
Broadcast and digital operating income margin	39.7%	37.1%	39.7%	35.7%
Consolidated net income (loss) attributable to common stockholders	$1,420	$6,591	$(21,767)	$3,487

The reconciliation of net income (loss) to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, unaudited)
Consolidated net income (loss) attributable to common stockholders	$1,420	$6,591	$(21,767)	$3,487
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(26)	(63)	(34)	(86)
Interest expense	18,395	20,578	37,533	41,408
Provision for (benefit from) income taxes	465	3,118	(21,390)	1,807
Corporate selling, general and administrative, excluding stock-based compensation	7,140	8,408	15,472	18,192
Stock-based compensation	268	200	661	711
Other income, net	(94)	(1,649)	(1,598)	(3,370)
Depreciation and amortization	2,382	3,584	4,930	11,858
Impairment of long-lived assets	—	3,800	53,650	3,800
Noncontrolling interests in income of subsidiaries	222	546	351	671
Broadcast and digital operating income	$30,172	$45,113	$67,808	$78,478

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$1,420	$6,591	$(21,767)	$3,487
Add back non-broadcast and digital operating income items included in consolidated net income (loss) :
Interest income	(26)	(63)	(34)	(86)
Interest expense	18,395	20,578	37,533	41,408
Provision for (benefit from) income taxes	465	3,118	(21,390)	1,807
Depreciation and amortization	2,382	3,584	4,930	11,858
EBITDA	$22,636	$33,808	$(728)	$58,474
Stock-based compensation	268	200	661	711
Other income, net	(94)	(1,649)	(1,598)	(3,370)
Noncontrolling interests in income of subsidiaries	222	546	351	671
Employment Agreement Award, incentive plan award expenses and other compensation	98	806	1,311	2,713
Contingent consideration from acquisition	66	90	(7)	167
Severance-related costs	1,261	401	1,587	822
Impairment of long-lived assets	—	3,800	53,650	3,800
Cost method investment income	80	1,628	1,570	3,358
Adjusted EBITDA	$24,537	$39,630	$56,797	$67,346

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019 (In thousands)

	Three Months Ended June 30,
	2020	2019	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$76,008	$121,571	$(45,563)	(37.5)%
Operating expenses:
Programming and technical, excluding stock-based compensation	23,620	31,225	(7,605)	(24.4)
Selling, general and administrative, excluding stock-based compensation	22,216	45,233	(23,017)	(50.9)
Corporate selling, general and administrative, excluding stock-based compensation	7,140	8,408	(1,268)	(15.1)
Stock-based compensation	268	200	68	34.0
Depreciation and amortization	2,382	3,584	(1,202)	(33.5)
Impairment of long-lived assets	—	3,800	(3,800)	(100.0)
Total operating expenses	55,626	92,450	(36,824)	(39.8)
Operating income	20,382	29,121	(8,739)	(30.0)
Interest income	26	63	(37)	(58.7)
Interest expense	18,395	20,578	(2,183)	(10.6)
Other income, net	(94)	(1,649)	(1,555)	(94.3)
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	2,107	10,255	(8,148)	(79.5)
Provision for income taxes	465	3,118	(2,653)	(85.1)
Consolidated net income	1,642	7,137	(5,495)	(77.0)
Net income attributable to noncontrolling interests	222	546	(324)	(59.3)
Net income attributable to common stockholders	$1,420	$6,591	$(5,171)	(78.5)%

 Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$76,008	$121,571	$(45,363)	(37.5)%

During the three months ended June 30, 2020, we recognized approximately $76.0 million in net revenue compared to approximately $121.6 million during the same period in 2019. These amounts are net of agency and outside sales representative commissions. The decrease in net revenue was due primarily to the COVID-19 pandemic which continued to weaken demand for advertising in general and impaired ticket sales and/or caused the postponement of major tent pole special events. Net revenues from our radio broadcasting segment decreased 58.4% compared to the same period in 2019. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 54.4% in total revenues. We experienced net revenue declines in all of our radio markets for the quarter, primarily due to lower advertising sales. We recognized approximately $43.8 million of revenue from our cable television segment during the three months ended June 30, 2020, compared to approximately $46.4 million for the same period in 2019 with the decrease primarily in advertising sales and affiliate fees. Net revenue from our Reach Media segment decreased 66.6% for the three months ended June 30, 2020, compared to the same period in 2019, due primarily to the postponement of our 2020 “Tom Joyner Foundation Fantastic Voyage” cruise. Finally, net revenues for our digital segment decreased approximately $1.6 million for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to a decrease in direct and indirect revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$23,620	$31,225	$(7,605)	(24.4)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the three months ended June 30, 2020, compared to the same period in 2019 is primarily due to several cost-cutting initiatives, specifically compensation savings from employee layoffs, furloughs and salary reductions and on-air talent reductions. Our radio broadcasting segment generated a decrease of approximately $3.1 million for the three months ended June 30, 2020, compared to the same period in 2019 due primarily to lower payroll costs and music licensing fees. Our Reach Media segment generated a decrease of approximately $1.0 million for the three months ended June 30, 2020, compared to the same period in 2019 due primarily to lower payroll and talent costs. Our cable television segment generated a decrease of approximately $3.3 million for the three months ended June 30, 2020, compared to the same period in 2019 due primarily to lower compensation costs and lower content amortization expense.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$22,216	$45,233	$(23,017)	(50.9)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expenses for the three months ended June 30, 2020, compared to the same period in 2019 is primarily due to special events costs that were eliminated, lower commissions and national representative fees due to declining revenue, lower compensation expenses resulting from employee layoffs, furloughs and salary cuts. Other savings include lower promotional expenses and reduced travel and entertainment spending. Our radio broadcasting segment generated a decrease of approximately $7.9 million for the three months ended June 30, 2020, compared to the same period in 2019 primarily due to lower compensation costs, national rep fees, special event costs and promotional spending. Our Reach Media segment generated a decrease of approximately $9.5 million for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to the postponement of our 2020 “Tom Joyner Foundation Fantastic Voyage” cruise. Our cable television segment generated a decrease of approximately $4.2 million for the three months ended June 30, 2020, compared to the same period in 2019 primarily due to lower promotional and advertising expenses and lower compensation costs. Our digital segment generated a decrease of approximately $1.2 million for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to lower compensation and traffic acquisition costs.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$7,140	$8,408	$(1,268)	(15.1)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in expense for the three months ended June 30, 2020, compared to the same period in 2019 is primarily due to a decrease in compensation costs.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$268	$200	$68	34.0%

The increase in stock-based compensation for the three months ended June 30, 2020, compared to the same period in 2019, is primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$2,382	$3,584	$(1,202)	(33.5)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2020, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$—	$3,800	$(3,800)	(100.0)%

The impairment of long-lived assets for the three months ended June 30, 2019, was related to a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$18,395	$20,578	$(2,183)	(10.6)%

Interest expense decreased to approximately $18.4 million for the three months ended June 30, 2020, compared to approximately $20.6, million for the same period in 2019, due to lower overall debt balances outstanding and lower average interest rates on its 2017 Credit Facility.

Other income, net

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$(94)	$(1,649)	$(1,555)	(94.3)%

Other income, net, was approximately $94,000 and $1.6 million for the three months ended June 30, 2020 and 2019, respectively. We recognized other income in the amount of approximately $80,000 and approximately $1.6 million, for the three months ended June 30, 2020 and 2019, respectively, related to our MGM investment. The decrease is due to the closure of the MGM casino as a result of the COVID-19 pandemic.

Provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$465	$3,118	$(2,653)	(85.1)%

For the three months ended June 30, 2020, we recorded a provision for income taxes of $465,000 on pre-tax income from continuing operations of approximately $2.1 million based on the actual effective tax rate for the year to date, which results in an effective tax rate of 22.1%. This rate includes $312,000 of tax benefit related to stock based compensation. For the three months ended June 30, 2019, we recorded a provision for income taxes of approximately $3.1 million on pre-tax income from continuing operations of approximately $10.3 million, which results in a tax rate of 30.4%. This tax rate is based on an estimated annual effective tax rate of 30.9%. This rate includes approximately 2.7% of non-tax deductible officer’s compensation, and 1.1% of non-tax deductible meals and entertainment expenses.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2020	2019
$222	$546	$(324)	(59.3)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to lower net income recognized by Reach Media during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $30.2 million for the three months ended June 30, 2020, compared to approximately $45.1 million for the comparable period in 2019, a decrease of approximately $14.9 million or 33.1%. This decrease was primarily due to declines in net revenue as a result of weakened advertising demand given the COVID-19 pandemic in our radio broadcasting, Reach Media and digital segments, which was partially offset by higher broadcast and digital operating income at our cable television segment. Our radio broadcasting segment generated $77,000 of broadcast and digital operating loss during the three months ended June 30, 2020, compared to approximately $17.8 million broadcast and digital operating income during the three months ended June 30, 2019, a decrease of $17.9 million, primarily due to lower net revenues. Reach Media generated approximately $2.0 million of broadcast and digital operating income during the three months ended June 30, 2020, compared to approximately $4.0 million during the three months ended June 30, 2019, primarily due to lower net revenues. Our digital segment generated $400,000 of broadcast and digital operating income during the three months ended June 30, 2020, compared to $520,000 during the three months ended June 30, 2019. The decrease in the digital segment’s broadcast and digital operating income is primarily from lower revenues. Finally, TV One generated approximately $27.9 million of broadcast and digital operating income during the three months ended June 30, 2020, compared to approximately $23.0 million during the three months ended June 30, 2019, with the increase primarily due to overall lower expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 39.7% for the three months ended June 30, 2020, from 37.1% for the comparable period in 2019. The margin increase was primarily attributable to higher broadcast and digital operating income at our cable television segment as noted above.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019 (In thousands)

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$170,883	$220,020	$(49,137)	(22.3)%
Operating expenses:
Programming and technical, excluding stock-based compensation	51,482	62,742	(11,260)	(17.9)
Selling, general and administrative, excluding stock-based compensation	51,593	78,800	(27,207)	(34.5)
Corporate selling, general and administrative, excluding stock-based compensation	15,472	18,192	(2,720)	(15.0)
Stock-based compensation	661	711	(50)	(7.0)
Depreciation and amortization	4,930	11,858	(6,928)	(58.4)
Impairment of long-lived assets	53,650	3,800	49,850	1,311.8
Total operating expenses	177,788	176,103	1,685	1.0
Operating (loss) income	(6,905)	43,917	(50,822)	(115.7)
Interest income	34	86	(52)	(60.5)
Interest expense	37,533	41,408	(3,875)	(9.4)
Other income, net	(1,598)	(3,370)	(1,772)	(52.6)
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(42,806)	5,965	(48,771)	(817.6)
(Benefit from) provision for income taxes	(21,390)	1,807	(23,197)	(1,283.7)
Consolidated net (loss) income	(21,416)	4,158	(25,574)	(615.1)
Net income attributable to noncontrolling interests	351	671	(320)	(47.7)
Net (loss) income attributable to common stockholders	$(21,767)	$3,487	$(25,254)	(724.2)%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$170,883	$220,020	$(49,137)	(22.3)%

During the six months ended June 30, 2020, we recognized approximately $170.9 million in net revenue compared to approximately $220.0 million during the same period in 2019. These amounts are net of agency and outside sales representative commissions. The decrease in net revenue was due primarily to the COVID-19 pandemic which continued to weaken demand for advertising in general and impaired ticket sales and/or caused the postponement of major tent pole special events. Net revenues from our radio broadcasting segment for the six months ended June 30, 2020, decreased 35.6% from the same period in 2019. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 32.4% in total revenues. We experienced net revenue declines in all of our radio markets primarily due to lower advertising sales. Reach Media’s net revenues decreased 49.7% for the six months ended June 30, 2020, compared to the same period in 2019, due primarily to the postponement of our 2020 “Tom Joyner Foundation Fantastic Voyage” cruise. We recognized approximately $91.3 million and $94.3 million of revenue from our cable television segment during the six months ended June 30, 2020, and 2019, respectively, due primarily to lower affiliate sales. Net revenue for our digital segment decreased approximately $2.7 million for the six months ended June 30, 2020, compared to the same period in 2019 primarily from lower direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$51,482	$62,742	$(11,260)	(17.9)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the six months ended June 30, 2020, compared to the same period in 2019 is primarily to lower expenses in our radio broadcasting, Reach Media and cable television segments. Our radio broadcasting segment generated a decrease of approximately $3.4 million for the six months ended June 30, 2020, compared to the same period in 2019 due primarily to lower payroll costs and music licensing fees. Our Reach Media segment generated a decrease of approximately $1.7 million for the six months ended June 30, 2020, compared to the same period in 2019 due primarily to talent cost reductions. Our cable television segment generated a decrease of approximately $6.3 million for the six months ended June 30, 2020, compared to the same period in 2019 due primarily to lower content amortization expense, lower compensation costs and reduced advertising and promotional spending.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$51,593	$78,800	$(27,207)	(34.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our radio broadcasting segment generated a decrease of approximately $8.9 million for the six months ended June 30, 2020, compared to the same period in 2019 primarily due to lower payroll costs, national rep fees, special event costs and promotional spending. Our Reach Media segment generated a decrease of approximately $9.2 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to the postponement of our 2020 “Tom Joyner Foundation Fantastic Voyage” cruise. Our cable television segment generated a decrease of approximately $6.9 million for the six months ended June 30, 2020, compared to the same period in 2019 primarily due to lower promotional and advertising expenses, compensation costs and travel and entertainment spending. Our digital segment generated a decrease of approximately $1.9 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to lower compensation and traffic acquisition costs.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$15,472	$18,192	$(2,720)	(15.0)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate selling, general and was due to a decrease in compensation costs.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$661	$711	$(50)	(7.0)%

The decrease in stock-based compensation for the six months ended June 30, 2020, compared to the same period in 2019, is primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$4,930	$11,858	$(6,928)	(58.4)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2020, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$53,650	$3,800	$49,850	1,311.8%

The impairment of long-lived assets for the six months ended June 30, 2020, was related to a non-cash impairment charge of approximately $6.0 million recorded to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances and a charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. The impairment of long-lived assets for the six months ended June 30, 2019, was related to a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$37,533	$41,408	$(3,875)	(9.4)%

Interest expense decreased to approximately $37.5 million for the six months ended June 30, 2020, compared to approximately $41.4 million for the same period in 2019, due to lower overall debt balances outstanding and lower average interest rates on its 2017 Credit Facility.

Other income, net

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$(1,598)	$(3,370)	$(1,772)	(52.6)%

Other income, net decreased to approximately $1.6 million for the six months ended June 30, 2020, compared to approximately $3.3 million for the same period in 2019. We recognized other income in the amount of approximately $1.6 million and $3.4 million, for the six months ended June 30, 2020 and 2019, respectively, related to our MGM investment. The decrease is due to the closure of the MGM casino as a result of the COVID-19 pandemic.

(Benefit from) provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$(21,390)	$1,807	$(23,197)	(1,283.7)%

For the six months ended June 30, 2020, we recorded a benefit from income taxes of approximately $21.4 million. This amount is based on the actual effective tax rate of 50.0%, which includes -2.9% related to non-deductible officers compensation, and 29.3% related to the release of valuation allowance for certain of our net operating losses. For the six months ended June 30, 2019, we recorded a provision for income taxes of approximately $1.8 million on a pre-tax income from continuing operations of approximately $6.0 million, which results in a tax rate of 30.3%. This tax rate is based on an estimated annual effective rate of 30.9%. This rate includes approximately 2.7% of non-tax deductible officer’s compensation, and 1.1% of non-tax deductible meals and entertainment expenses.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2020	2019
$351	$671	$(320)	(47.7)%

The decrease in noncontrolling interests in income of subsidiaries was due to lower net income recognized by Reach Media during the six months ended June 30, 2020, versus the same period in 2019.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $67.8 million for the six months ended June 30, 2020, compared to approximately $78.5 million for the comparable period in 2019, a decrease of approximately $10.7 million or 13.6%. This decrease was primarily due to declines in net revenue as a result of weakened advertising demand given the COVID-19 pandemic in our radio broadcasting, Reach Media and digital segments, which was partially offset by higher broadcast and digital operating income at our cable television segment. Our radio broadcasting segment generated approximately $8.5 million of broadcast and digital operating income during the six months ended June 30, 2020, compared to approximately $26.9 million during the six months ended June 30, 2019, a decrease of approximately $18.4 million, primarily from lower net revenue. Reach Media generated approximately $3.5 million of broadcast and digital operating income during the six months ended June 30, 2020, compared to approximately $5.4 million during the six months ended June 30, 2019, with the decrease primarily due to lower net revenues, partially offset by lower expenses. Our digital segment generated $500,000 of broadcast and digital operating loss during the six months ended June 30, 2020, compared to $359,000 of broadcast and digital operating income during the six months ended June 30, 2019, with the decrease primarily due to lower net revenues. Finally, TV One generated approximately $56.3 million of broadcast and digital operating income during the six months ended June 30, 2020, compared to approximately $46.0 million during the six months ended June 30, 2019, with the increase primarily due to overall lower expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 39.7% for the six months ended June 30, 2020, compared to 35.7% for the comparable period in 2019. The margin increase was primarily attributable to higher broadcast and digital operating income at our cable television segment as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility (the “ABL Facility”).

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders across the markets in which we operate were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This has been particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales and/or caused the postponement of other tent pole special events. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Continued or future outbreaks and/or the speed at which businesses reopen (or reclose) in the markets in which we operate could have material impacts on our liquidity and/or operations including causing potential impairment of assets and of our financial results.

Given the expected continued decreases in revenues caused by the COVID-19 pandemic, we assessed our operations considering a variety of factors, including but not limited to, media industry financial reforecasts for 2020, expected operating results, estimated net cash flows from operations, future obligations and liquidity, capital expenditure commitments and projected debt covenant compliance.  If the Company were unable to meet its financial covenants, an event of default would occur and the Company’s debt would have to be classified as current, which the Company would be unable to repay if lenders were to call the debt.  We concluded that the potential that the Company could incur considerable decreases in operating profits and the resulting impact on the Company’s ability to meet its debt service obligations and debt covenants were probable conditions giving rise to assess whether substantial doubt existed over the Company’s ability to continue as a going concern.

As a result, the Company performed a complete reforecast of its 2020 anticipated results extending through one year from the date of issuance of the consolidated financial statements. In reforecasting its results, the Company considered the offsetting impact of certain of cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating discretionary bonuses and merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions.

Out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020.  As of March 31, 2020, that amount remained on the Company’s balance sheet and together with other cash on hand increased our cash balance to approximately $66.4 million. On April 15, 2020, the Company paid interest expense of approximately $12.9 million on its 7.375% Senior Secured Notes, and as of May 22, 2020 our cash on hand balance was approximately $63.3 million.  As of June 30, 2020, that amount remained on the Company’s balance sheet and together with other cash on hand improved our cash balance to approximately $69.7 million.  As of July 28, 2020 our cash on hand balance is approximately $78.7 million. Based on the Company’s forecast operational activity, its ability to manage and delay any capitalized expenditures and additional variable cost-cutting measures, the Company has adequate cash reserves and sufficient liquidity into the foreseeable future or for the next 12 months. As a result of the cost reduction measures that the Company has taken in response to COVID-19, the Company’s cash balance and considering certain remaining countermeasures the Company can implement in the event of further or continued downturn, the Company anticipates meeting its debt service requirements and is projecting compliance with all debt covenants through one year from the date of issuance of the consolidated financial statements. This estimate is, however, subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of COVID-19 on our business, and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic, and other factors described in Part II, “Item 1A. Risk Factors” herein and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources.

As of June 30, 2020, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of June 30, 2020		Covenant Limit		Excess Coverage
Interest Coverage
Covenant EBITDA / Interest Expense	1.93	x	1.25	x	0.68	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.87	x	5.85	x	0.98	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of June 30, 2020, ratios calculated in accordance with the 2018 Credit Facility were as follows:

	As of June 30, 2020		Covenant Limit		Excess Coverage
Total Gross Leverage
Consolidated Indebtedness / Covenant EBITDA	6.55	x	7.50	x	0.95	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2018 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2020:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)
2017 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$314.3	5.0%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	348.1	7.375%
2018 Credit Facility, net of original issue discount and issuance costs (fixed rate)	143.6	12.875%
MGM National Harbor Loan, net of original issue discount and issuance costs (fixed rate, including PIK)	54.9	11.0%
Asset-backed credit facility (variable rate)(1)	27.5	1.94%

(1)	Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2020 and 2019, respectively:

	2020	2019
	(In thousands)

Net cash flows provided by operating activities	$33,271	$28,199
Net cash flows used in investing activities	$(3,125)	$(2,110)
Net cash flows provided by (used in) financing activities	$6,479	$(26,648)

Net cash flows provided by operating activities were approximately $33.3 million and $28.2 million for the six months ended June 30, 2020 and 2019, respectively. Net cash flow from operating activities for the six months ended June 30, 2020, increased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and lower payments for content assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $3.1 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $2.7 million and $2.1 million for the six months ended June 30, 2020 and 2019, respectively. We took ownership of WQMC-LD on February 24, 2020 for total consideration of $475,000 for the six months ended June 30, 2020.

Net cash flows provided by financing activities were approximately $6.5 million compared to net cash flows used in financing activities of approximately $26.6 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, we repaid approximately $22.0 million and $29.7 million in outstanding debt, respectively. During the six months ended June 30, 2020 and 2019, we received net proceeds of approximately $27.5 million and $9.0 million, respectively on our ABL Facility. During the six months ended June 30, 2020, we borrowed approximately $3.6 million on the MGM National Harbor Loan. We repurchased approximately $3.6 million and $4.3 million of our Class A and Class D Common Stock during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we received proceeds of approximately $2.0 million from the exercise of stock options. During the six months ended June 30, 2019, the Company distributed $649,000 of contingent consideration related to the Moguldom acquisition. Reach Media paid approximately $1.0 million in dividends to noncontrolling interest shareholders during each of the six months ended June 30, 2020 and 2019.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2020, we had approximately $535.5 million in broadcast licenses and $233.8 million in goodwill, which totaled $769.3 million, and represented approximately 63.6% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

For the six months ended June 30, 2020, the Company recorded an impairment charge of approximately $6.0 million related to its Atlanta market and Indianapolis goodwill balances and also a charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses. During the six months ended June 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with the sale of our Detroit market radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. During the six months ended June 30, 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended June 30, 2020. During the quarter ended June 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with the sale of our Detroit market radio broadcasting licenses.

Valuation of Goodwill

As noted above, during the first quarter of 2020 due to the COVID-19 pandemic, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the six months ended June 30, 2020, the Company recorded a non-cash impairment charge of approximately $6.0 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our other reportable segments for the three or six months ended June 30, 2020. We did not identify any impairment indicators at any of our reportable segments for the three months ended June 30, 2019.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the six months ended June 30, 2020, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the net DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

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

The Company recorded approximately $2.1 million of pre-tax earnings and is in cumulative three-year pre-tax income for the quarter ended June 30, 2020. The Company has weighed this component of objective evidence, and management has also evaluated the non-tax-deductible impairment recorded during the quarter ended March 31, 2020, while included in pre-tax income is not a component of taxable income.

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

CAPITAL AND COMMERCIAL COMMITMENTS:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in August 2020 through April 2028. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

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

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee (“RMLC”), an industry group which the Company is a part of, and BMI have reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. Upon approval of the court of the BMI/RMLC agreement, the Company automatically became a party to the agreement and a license through December 31, 2021.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of June 30, 2020:

	Payments Due by Period
Contractual Obligations	Remainder of 2020	2021	2022	2023	2024	2025 and Beyond	Total
	(In thousands)
7.375% Senior Subordinated Notes(1)	$12,906	$25,813	$357,529	$—	$—	$—	$396,248
2017 Credit facility(2)	11,207	24,907	24,633	316,363	—	—	377,110
2018 Credit facility(2)	19,102	36,164	132,218	—	—	—	187,484
Other operating contracts/agreements(3)	42,711	59,416	18,687	11,769	10,834	35,325	178,742
Operating lease obligations	6,252	12,123	11,120	9,581	8,435	9,338	56,849
MGM National Harbor Loan	3,179	6,518	69,433	—	—	—	79,130
Total	$95,357	$164,941	$613,620	$337,713	$19,269	$44,663	$1,275,563

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of June 30, 2020.

(2)	Includes interest obligations based on effective interest rate, and projected interest expense on credit facilities outstanding as of June 30, 2020.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, asset-backed credit facility and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $91.2 million has not been recorded on the balance sheet as of June 30, 2020, as it does not meet recognition criteria. Approximately $8.9 million relates to certain commitments for content agreements for our cable television segment, approximately $12.9 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of June 30, 2020, the Company had letters of credit totaling $871,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of the Urban One Form 10-K filing for the year ended December 31, 2019, the Company identified three material weaknesses that required remediation.  The Company began addressing these areas during the first quarter of 2020. We have substantially completed the remediation activities and believe that we have strengthened our controls to address the identified material weaknesses. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation process in 2020. Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2019 Form 10-K, we have initiated several remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.

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

Item 1A.  Risk Factors

Impact of Public Health Crisis

An epidemic or pandemic disease outbreak, such as the current COVID-19 outbreak, could cause, and is causing, significant disruption to our business operations. Measures taken by governmental authorities and private actors to limit the spread of this virus are interfering with the ability of the Company's employees, suppliers, and customers to conduct their functions and business in a normal manner. Further, the demand for advertising across our various segments/platforms is linked to the level of economic activity and employment in the U.S. Specifically, our business is heavily dependent on the demand for advertising from consumer-focused companies. The recent and significant dislocation of consumer demand due to social distancing and government interventions (such as lockdowns or shelter in place policies) has caused, and could further cause, advertisers to reduce, postpone or eliminate their marketing spending generally, and on our platforms in particular. Continued or future social distancing, government interventions and/or recessions could have a material adverse effect on our business and financial condition. Moreover, continued or future declines or disruptions due to the COVID-19 outbreak, could adversely affect our business and financial performance. The COVID-19 outbreak has had an impact on certain of the Company's revenue and alternative revenue sources. Most notably, a number of advertisers across significant advertising categories have reduced advertising spend due to the outbreak, particularly within our radio segment which derives substantial revenue from local advertisers, including in areas currently considered “hotspots” such as Texas, Ohio and Georgia, who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and was impairing ticket sales of other tent pole special events. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Outbreaks in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results.

We anticipate continued decreases in revenues due to the COVID-19 pandemic.  As such we assessed our operations considering a variety of factors, including but not limited to, media industry financial reforecasts for 2020, expected operating results, estimated net cash flows from operations, future obligations and liquidity, capital expenditure commitments and projected debt covenant compliance.  If the Company were unable to meet its financial covenants, an event of default would occur and the Company’s debt would have to be classified as current, which the Company would be unable to repay if lenders were to call the debt.

To address the matter, the Company proactively implemented certain of cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating discretionary bonuses and merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions. Further, out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020.  While management estimates that these expense reduction measures, as well as other certain other remedial actions that remain available in the event of sustained or further revenue decline, will be sufficient to provide the Company with adequate liquidity and capacity to maintain covenant compliance, given the unprecedented nature of the pandemic (including the breadth and duration of its economic impact on both business and consumer spending), the extent to which the pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with complete accuracy.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

July 31, 2020