Form 10-Q
period 2020-09-30
URBAN ONE, INC.
filed 2020-11-12
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2020
Class A Common Stock, $.001 Par Value	4,441,635
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	37,515,801

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;

•	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;

•	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;

•	disruptions to our business operations, investments and our sales resulting from quarantines of employees, customers and suppliers in areas affected by the Coronavirus/COVID-19 outbreak and reduced consumer spending given uncertainty around the duration of the virus’ impact; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2019 as well as the factors discussed in Part II, “Item 1A. Risk Factors” in each of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Quarterly Report on Form 10- Q for the quarter ended June 30, 2020.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands, except share data)
NET REVENUE	$91,912	$111,055	$262,795	$331,075
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $4 and $23, and $16 and $70, respectively	24,206	31,060	75,700	93,849
Selling, general and administrative, including stock-based compensation of $99 and $263, and $263 and $460, respectively	23,615	36,637	75,372	115,634
Corporate selling, general and administrative, including stock-based compensation of $691 and $1,595, and $1,176 and $2,062, respectively	8,584	9,648	24,541	28,307
Depreciation and amortization	2,489	2,593	7,419	14,451
Impairment of long-lived assets	29,050	—	82,700	3,800
Total operating expenses	87,944	79,938	265,732	256,041
Operating income (loss)	3,968	31,117	(2,937)	75,034
INTEREST INCOME	178	45	212	131
INTEREST EXPENSE	18,243	20,239	55,776	61,647
OTHER INCOME, net	(1,684)	(1,299)	(3,282)	(4,669)
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(12,413)	12,222	(55,219)	18,187
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(136)	6,535	(21,526)	8,342
CONSOLIDATED NET (LOSS) INCOME	(12,277)	5,687	(33,693)	9,845
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	495	328	846	999
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,772)	$5,359	$(34,539)	$8,846

BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income attributable to common stockholders	$(0.29)	$0.12	$(0.77)	$0.20

DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income attributable to common stockholders	$(0.29)	$0.12	$(0.77)	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,175,385	44,315,077	44,738,635	44,912,673
Diluted	44,175,385	46,118,702	44,738,635	46,965,245

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands)
COMPREHENSIVE (LOSS) INCOME	$(12,277)	$5,687	$(33,693)	$9,845
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	495	328	846	999
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,772)	$5,359	$(34,539)	$8,846

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,223	$33,073
Restricted cash	473	473
Trade accounts receivable, net of allowance for doubtful accounts of $8,276 and $7,416, respectively	92,357	106,148
Prepaid expenses	3,936	11,261
Current portion of content assets	30,314	30,642
Other current assets	4,240	4,442
Total current assets	233,543	186,039
CONTENT ASSETS, net	66,917	70,121
PROPERTY AND EQUIPMENT, net	23,306	24,393
GOODWILL	223,872	239,772
RIGHT OF USE ASSETS	43,389	44,922
RADIO BROADCASTING LICENSES	516,372	582,697
OTHER INTANGIBLE ASSETS, net	54,585	58,212
OTHER ASSETS	48,553	43,763
Total assets	$1,210,537	$1,249,919
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,399	$5,919
Accrued interest	14,465	9,094
Accrued compensation and related benefits	5,487	10,903
Current portion of content payables	17,338	14,804
Current portion of lease liabilities	9,158	8,980
Other current liabilities	19,899	25,393
Current portion of long-term debt	49,997	25,945
Total current liabilities	122,743	101,038
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	827,128	850,308
CONTENT PAYABLES, net of current portion	11,616	14,826
LONG-TERM LEASE LIABILITIES	38,868	40,494
OTHER LONG-TERM LIABILITIES	33,929	25,054
DEFERRED TAX LIABILITIES, net	2,711	24,560
Total liabilities	1,036,995	1,056,280

REDEEMABLE NONCONTROLLING INTERESTS	11,117	10,564

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 4,441,635 and 1,582,375 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June September 30, 2020 and December 31, 2019	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of September 30, 2020 and December 31, 2019	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 37,520,026 and 38,752,749 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	38	39
Additional paid-in capital	993,722	979,834
Accumulated deficit	(831,345)	(796,806)
Total stockholders’ equity	162,425	183,075
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,210,537	$1,249,919

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2019	$—	$2	$3	$3	$39	$979,834	$(796,806)	$183,075
Consolidated net loss	—	—	—	—	—	—	(34,539)	(34,539)
Repurchase of 3,915,055 shares of Class D common stock	—	—	—	—	(3)	(3,604)	—	(3,607)
Issuance of 2,859,276 shares of Class A common stock	—	2	—	—	—	14,770	—	14,772
Exercise of options for 1,032,922 shares of Class D common stock	—	—	—	—	2	1,974	—	1,976
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(707)	—	(707)
Stock-based compensation expense	—	—	—	—	—	1,455	—	1,455
BALANCE, as of September 30, 2020	$—	$4	$3	$3	$38	$993,722	$(831,345)	$162,425

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(33,693)	$9,845
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,419	14,451
Amortization of debt financing costs	3,248	2,893
Amortization of content assets	27,607	34,167
Amortization of launch assets	770	772
Deferred income taxes	(21,849)	8,874
Amortization of right of use assets	5,974	5,184
Non-cash lease liability expense	3,692	4,095
Non-cash interest expense	1,614	1,513
Impairment of long-lived assets	82,700	3,800
Stock-based compensation	1,455	2,592
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	13,791	7,258
Prepaid expenses and other current assets	6,342	(2,567)
Other assets	(10,764)	(4,270)
Accounts payable	480	(2,072)
Accrued interest	5,371	7,729
Accrued compensation and related benefits	(5,416)	(6,538)
Other liabilities	452	(38)
Payments for content assets	(24,750)	(36,640)
Net cash flows provided by operating activities	64,443	51,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,176)	(3,947)
Proceeds from sale of radio station	—	13,500
Acquisition of broadcasting assets	(475)	—
Net cash flows (used in) provided by investing activities	(3,651)	9,553
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(2,473)	(2,473)
Distribution of contingent consideration	—	(658)
Repayment of Comcast Note	—	(11,872)
Proceeds of Asset-backed credit facility, net	27,500	—
Proceeds from issuance of Class A common stock, net of fees	14,772	—
Proceeds of MGM National Harbor Loan	3,600	—
Repayment of 2018 credit facility	(32,410)	(21,254)
Proceeds from exercise of stock options	1,976	29
Repayment of 2020 Notes	—	(2,037)
Payment of dividends to noncontrolling interest members of Reach Media	(1,000)	(1,000)
Repurchase of common stock	(3,607)	(5,323)
Net cash flows provided by (used in) financing activities	8,358	(44,588)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	69,150	16,013
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	33,546	15,890
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$102,696	$31,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$45,542	$49,512
Income taxes, net of refunds	$509	$458

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Issuance of common stock	$—	$1,609
Right of use asset additions upon adoption of ASC 842	$—	$49,803
Lease liability additions upon adoption of ASC 842	$—	$54,113
Right of use asset and lease liability additions	$5,483	$1,341

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2020, we owned and/or operated 61 broadcast stations (including all HD stations, translator stations and the low power television stations we operate) located in 14 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Financial instruments as of September 30, 2020 and December 31, 2019, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2020 and December 31, 2019, except for the Company’s long-term debt. The 7.375% Senior Secured Notes due in April 2022 (the “2022 Notes”) had a carrying value of approximately $350.0 million and fair value of approximately $316.8 million as of September 30, 2020. The 2022 Notes had a carrying value of approximately $350.0 million and fair value of approximately $344.8 million as of December 31, 2019. The fair values of the 2022 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. See Note 9 – Subsequent Events. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $318.2 million and fair value of approximately $266.0 million as of September 30, 2020, and had a carrying value of approximately $320.6 million and fair value of approximately $309.1 million as of December 31, 2019. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $134.7 million and fair value of approximately $137.4 million as of September 30, 2020, and had a carrying value of approximately $167.1 million and fair value of approximately $170.5 million as of December 31, 2019. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $57.3 million and fair value of approximately $64.2 million as of September 30, 2020, and had a carrying value of approximately $52.1 million and fair value of approximately $58.4 million as of December 31, 2019. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. The Company’s asset-backed credit facility (the “ABL Facility”) had a carrying value of approximately $27.5 million and fair value of approximately $27.5 million as of September 30, 2020. There was no balance outstanding on the ABL Facility as of December 31, 2019.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $4.2 million and $6.2 million for the three months ended September 30, 2020 and 2019, respectively. Agency and outside sales representative commissions were approximately $11.4 million and $17.2 million for the nine months ended September 30, 2020 and 2019.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $3.7 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively. Agency and outside sales representative commissions were approximately $10.5 million and $10.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, unaudited)
Net Revenue:
Radio Advertising	$34,919	$50,813	$98,695	$144,958
Political Advertising	4,324	300	7,089	741
Digital Advertising	8,121	8,171	20,514	23,270
Cable Television Advertising	19,603	20,649	59,576	60,658
Cable Television Affiliate Fees	24,421	25,330	75,247	79,404
Event Revenues & Other	524	5,792	1,674	22,044
Net Revenue (as reported)	$91,912	$111,055	$262,795	$331,075

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at September 30, 2020, December 31, 2019 and September 30, 2019 were as follows:

	September 30, 2020	December 31, 2019	September 30, 2019
	(Unaudited)		(Unaudited)
	(In thousands)
Contract assets:
Unbilled receivables	$7,085	$3,763	$5,968

Contract liabilities:
Customer advances and unearned income	$4,587	$3,048	$3,403
Unearned event income	6,809	6,645	3,831

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2020, approximately $103,000 and approximately $2.2 million was recognized as revenue during the three and nine months ended September 30, 2020. For unearned event income, there was no revenue recognized during the three months or nine months ended September 30, 2020. For customer advances and unearned income as of January 1, 2019, $250,000 and approximately $2.3 million, respectively, was recognized as revenue during the three and nine months ended September 30, 2019. For unearned event income as of January 1, 2019, approximately $3.9 million was recognized during the three and nine months ended September 30, 2019, as the event took place during the second quarter of 2019.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the three and nine months ended September 30, 2020 and 2019. The weighted-average amortization period for launch support is approximately 7.8 years as of September 30, 2020, and approximately 7.8 years as of December 31, 2019. The remaining weighted-average amortization period for launch support is 4.3 years and 5.1 years as of September 30, 2020 and December 31, 2019, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended September 30, 2020 and 2019, launch support asset amortization of $106,000 and $106,000, respectively, was recorded as a reduction of revenue, and $151,000 and $151,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. For the nine months ended September 30, 2020 and 2019, launch support asset amortization of $317,000 and $317,000, respectively, was recorded as a reduction of revenue, and $454,000 and $455,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2020 and 2019, barter transaction revenues were $523,000 and $574,000, respectively. Additionally, for the three months ended September 30, 2020 and 2019, barter transaction costs were reflected in programming and technical expenses of $380,000 and $424,000, respectively, and selling, general and administrative expenses of $143,000 and $150,000, respectively. For the nine months ended September 30, 2020 and 2019, barter transaction revenues were approximately $1.6 million and $1.7 million, respectively. Additionally, for the nine months ended September 30, 2020 and 2019, barter transaction costs were reflected in programming and technical expenses of approximately $1.1 million and 1.3 million, respectively, and selling, general and administrative expenses of $429,000 and $451,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $2.0 million for the year ended December 31, 2018, as final reporting became available. Upon settlement of this agreement, the Company will receive approximately $2.0 million in marketing services that will be utilized in future periods.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands, except share data)
Numerator:
Net (loss) income attributable to common stockholders	$(12,772)	$5,359	$(34,539)	$8,846
Denominator:
Denominator for basic net (loss) income per share - weighted average outstanding shares	44,175,385	44,315,077	44,738,635	44,912,673
Effect of dilutive securities:
Stock options and restricted stock	—	1,803,625	—	2,052,572
Denominator for diluted net (loss) income per share - weighted-average outstanding shares	44,175,385	46,118,702	44,738,635	46,965,245

Net (loss) income attributable to common stockholders per share – basic	$(0.29)	$0.12	$(0.77)	$0.20
Net (loss) income attributable to common stockholders per share –diluted	$(0.29)	$0.12	$(0.77)	$0.19

All stock options and restricted stock awards were excluded from the diluted calculation for the three and nine months ended September 30, 2020, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2020
	(Unaudited) (In thousands)
Stock options	3,849	3,849
Restricted stock awards	1,818	1,886

(h)	Fair Value Measurements

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

As of September 30, 2020, and December 31, 2019, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
As of September 30, 2020
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,154	—	—	$1,154
Employment agreement award (b)	27,710	—	—	27,710
Total	$28,864	$—	$—	$28,864

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$11,117	$—	$—	$11,117

As of December 31, 2019
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,921	—	—	$1,921
Employment agreement award (b)	27,017	—	—	27,017
Total	$28,938	$—	$—	$28,938

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,564	$—	$—	$10,564

(a)   This balance is measured based on the income approach to valuation in the form of a Monte Carlo simulation. The Monte Carlo simulation method is suited to instances such as this where there is non-diversifiable risk. It is also well-suited to multi-year, path dependent scenarios. Significant inputs to the Monte Carlo method include forecasted net revenues, discount rate and expected volatility. A third-party valuation firm assisted the Company in estimating the contingent consideration. The long-term portion of the contingent consideration is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets.

(b)   Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis), and an assessment of the probability that the Employment Agreement will be renewed and contain this provision. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of certain pre-April 2015 capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement. Prior to the quarter ended September 30, 2018, there were probability factors included in the calculation of the award related to the likelihood that the award will be realized. During the quarter ended September 30, 2018, management changed the methodology used in calculating the fair value of the Company's Employment Agreement Award liability to simplify the calculation. As part of the simplified calculation, the Company eliminated certain adjustments made to its aggregate investment in TV One, including the treatment of historical dividends paid and potential distribution of assets upon liquidation. The Compensation Committee of the Board of Directors approved the simplified method which eliminates certain assumptions that were historically used in the determination of the fair value of this liability.

(c)   The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the nine months ended September 30, 2020. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)
Balance at December 31, 2019	$1,921	$27,017	$10,564
Net income attributable to noncontrolling interests	—	—	846
Distribution	(766)	(1,625)	—
Dividends paid to noncontrolling interests	—	—	(1,000)
Change in fair value	(1)	2,318	707
Balance at September 30, 2020	$1,154	$27,710	$11,117

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$1	$(2,318)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three and nine months ended September 30, 2020 and 2019. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three and nine months ended September 30, 2020 and 2019.

		Significant	As of September 30, 2020	As of December 31, 2019
Level 3 liabilities	Valuation Technique	Unobservable Inputs	Significant Unobservable Input Value
Contingent consideration	Monte Carlo Simulation	Expected volatility	39.1%	20.8%
Contingent consideration	Monte Carlo Simulation	Discount Rate	16.5%	14.5%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.0%	10.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	2.0%	2.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. For the three months ended September 30, 2020, the Company recorded an impairment charge of approximately $10.0 million related to its Atlanta market and Indianapolis goodwill balances and also an impairment charge of approximately $19.1 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia and Raleigh market radio broadcasting licenses. For the nine months ended September 30, 2020, the Company recorded an impairment charge of approximately $15.9 million related to its Atlanta market and Indianapolis goodwill balances and also an impairment charge of approximately $66.8 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses. For the nine months ended September 30, 2019, the Company recorded an impairment charge of approximately $3.8 million related to its Detroit market radio broadcasting licenses. The Company concluded these assets were not impaired during the three months ended September 30, 2019.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
	(Dollars In thousands)		(Dollars In thousands)
Operating Lease Cost (Cost resulting from lease payments)	$3,166	$3,200	$9,477	$9,642
Variable Lease Cost (Cost excluded from lease payments)	34	40	109	116
Total Lease Cost	$3,200	$3,240	$9,586	$9,758

Operating Lease - Operating Cash Flows (Fixed Payments)	$3,241	$3,212	$9,897	$10,010
Operating Lease - Operating Cash Flows (Liability Reduction)	$2,080	$1,888	$6,258	$6,653

Weighted Average Lease Term - Operating Leases	5.42 years	5.91 years	5.42 years	5.91 years
Weighted Average Discount Rate - Operating Leases	11.00%	11.00%	11.00%	11.00%

As of September 30, 2020, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining three months ending December 31, 2020	$3,394
2021	13,304
2022	12,664
2023	10,916
2024	9,795
Thereafter	13,904
Total future lease payments	63,977
Imputed interest	(15,951)
Total	$48,026

(j)	Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates.” ASU 2019-10 defers the effective date of credit loss standard ASU 2016-13 by two years for smaller reporting companies and permits early adoption. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. Our MGM investment is included in other assets on the consolidated balance sheets and its income in the amount of approximately $1.7 million and $1.8 million, for the three months ended September 30, 2020 and 2019, respectively, and approximately $3.3 million and $5.2 million, for the nine months ended September 30, 2020 and 2019, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. In connection with its impairment analysis for the nine months ended September 30, 2020, the Company reviewed the investment and concluded that no impairment to the carrying value was required. As of December 4, 2018, the Company’s interest in the MGM National Harbor Casino secures the MGM National Harbor Loan (as defined in Note 4 – Long-Term Debt).

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

Acquired program rights are recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the nine months ended September 30, 2020 and 2019. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at September 30, 2020, and December 31, 2019, to be approximately $27.7 million and $27.0 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.0 million and $860,000 for the three months ended September 30, 2020, and 2019, respectively, and was approximately $2.3 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. Due to the pandemic, the 2020 cruise has been rescheduled to November 2021 and passengers have been given the option to have the majority of their payments refunded. As of September 30, 2020, due to such refunds, Reach Media has an estimated net liability to the Foundation of approximately $2.7 million. As of December 31, 2019, the Foundation owed Reach Media $24,000 under the agreements for the operation of the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of September 30, 2020, and December 31, 2019, the Foundation owed $21,000 and $32,000, respectively, to Reach Media.

For the nine months ended September 30, 2019, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $10.2 million, $8.5 million, and $1.7 million, respectively. The Fantastic Voyage took place during the second quarter of 2019. Due to the aforementioned reschedule of the Fantastic Voyage, no cruise will be operated in 2020.

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

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders across the markets in which we operate were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This has been particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales of other tent pole special events, some of which we had to cancel. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Continued or future outbreaks and/or the speed at which businesses reopen (or reclose) in the markets in which we operate could have material impacts on our liquidity and/or operations including causing potential impairment of assets and of our financial results.

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

As a result, during the third quarter of 2020, the Company performed a complete reforecast of its 2020 anticipated results extending through one year from the date of issuance of the consolidated financial statements. In reforecasting its results, the Company considered the offsetting impact of certain of cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating discretionary bonuses and merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions.

Out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020.  As of September 30, 2020, that amount remained on the Company’s balance sheet and together with other cash on hand improved our cash balance to approximately $102.2 million.  As of November 9, 2020 our cash on hand balance is approximately $94.6 million. Based on the Company’s forecast operational activity, its ability to manage and delay any capitalized expenditures and additional variable cost-cutting measures, the Company has adequate cash reserves and sufficient liquidity into the foreseeable future or for the next 12 months. As a result of the cost reduction measures that the Company took in in response to the onset of the COVID-19 pandemic, the Company’s current cash balance and further, considering certain remaining countermeasures the Company can implement in the event of further or continued downturn, the Company anticipates meeting its debt service requirements and is projecting compliance with all debt covenants through one year from the date of issuance of the consolidated financial statements. This estimate is, however, subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of COVID-19 on our business, and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic, and other factors described in Part II, “Item 1A. Risk Factors” herein and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as the factors discussed in Part II, “Item 1A. Risk Factors” in each of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Quarterly Report on Form 10- Q for the quarter ended June 30, 2020.

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

Valuation of Broadcasting Licenses

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. During the first quarter of 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended June 30, 2020. Based on the latest market data obtained by the Company in the third quarter of 2020, the total anticipated market revenue growth for certain markets in which we operate continues to be below that assumed in our first quarter impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2020. As a result of that testing, the Company recorded a non-cash impairment charge of approximately $19.1 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia and Raleigh market radio broadcasting licenses. We did not identify any impairment indicators for the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments where impairment was recorded for 2020.

Radio Broadcasting	September 30,	March 31,
Licenses	2020 (a)	2020 (a)
Impairment charge (in millions)	$19.1	$47.7
Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	(10.7)% – (16.8)%	(13.3)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	0.7% – 1.1%
Mature Market Share Range	6.7% – 23.9%	6.9% – 25.0%
Mature Operating Profit Margin Range	27.7% –37.1%	27.6% –39.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

As noted above, during the first and third quarters of 2020 due to the COVID-19 pandemic, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the three months ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $6.0 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our other reportable segments for the three months ended June 30, 2020. During the three months ended September 30, 2020, the Company recorded a non-cash impairment charge of approximately $10.0 million related to its Atlanta market and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our reportable segments for the three months ended September 30, 2019. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments where impairment was recorded for 2020.

Goodwill (Radio Market	September 30,	March 31,
Reporting Units)	2020 (a)	2020 (a)
Impairment charge (in millions)	$10.0	$6.0

Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	(26.6)% – 34.7%	(14.5)% – (12.9)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.9% – 1.1%	0.9% – 1.1%
Mature Market Share Range	8.4% – 12.7%	11.1% – 13.0%
Mature Operating Profit Margin Range	27.7% – 48.1%	29.4% – 39.0%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	(15,900)	—	—	—	(15,900)
Accumulated impairment losses	(101,848)	(16,114)	(20,345)	—	(138,307)
Net goodwill at September 30, 2020	$37,252	$14,354	$7,222	$165,044	$223,872

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
2018 Credit Facility	$134,736	$167,145
MGM National Harbor Loan	57,312	52,099
2017 Credit Facility	318,156	320,629
7.375% Senior Secured Notes	350,000	350,000
Asset-backed credit facility	27,500	—
Total debt	887,704	889,873
Less: current portion of long-term debt	49,997	25,945
Less: original issue discount and issuance costs	10,579	13,620
Long-term debt, net	$827,128	$850,308

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

The term loans could have been voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company is required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company is also required to use 75% of excess cash flow (“ECF payment”) as defined in the 2018 Credit Facility, which exclude any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par. During the three and nine months ended September 30, 2020, the Company repaid approximately $12.1 million and $32.4 million, respectively under the 2018 Credit Facility. Included in the repayments made during the nine months ended September 30, 2020 was approximately $11.1 million in ECF payments in accordance with the agreement. During the three and nine months September 30, 2019, the Company repaid approximately $7.1 million and $21.3 million, respectively, under the 2018 Credit Facility. Included in the repayments made during the quarter ended September 30, 2019 was approximately $3.5 million in ECF payments in accordance with the agreement.

The 2018 Credit Facility contains customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility also contains certain financial covenants, including a maintenance covenant requiring the Company's total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021 and 6.75 to 1.00 in 2022. As of September 30, 2020, the Company was in compliance with all of its financial covenants under the 2018 Credit Facility.

As of September 30, 2020, the Company had outstanding approximately $134.7 million on its 2018 Credit Facility. The original issue discount in the amount of approximately $3.8 million and associated debt issuance costs in the amount of $875,000 is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the three months ended September 30, 2020 and 2019, was approximately $1.1 million and $986,000, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the nine months ended September 30, 2020 and 2019, was approximately $3.2 million and $2.9 million, respectively.

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

As of September 30, 2020, the Company had outstanding approximately $57.3 million on its MGM National Harbor Loan. The original issue discount in the amount of approximately $1.0 million and associated debt issuance costs in the amount of approximately $1.7 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2017 Credit Facility matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 2022 Notes (as defined below). At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.23% for 2020 and was 6.41% for 2019.

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

In addition to any mandatory or optional prepayments, the Company is required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months will require an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company will be required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During each of the three month periods in September 30, 2020 and 2019, the Company repaid $824,000 under the 2017 Credit Facility. During each of the nine month periods in September 30, 2020 and 2019, the Company repaid approximately $2.5 million under the 2017 Credit Facility.

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

As of September 30, 2020, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of September 30, 2020, the Company had outstanding approximately $318.2 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The 2022 Notes are the Company’s senior secured obligations and rank equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s 2020 Notes (defined below).  The 2022 Notes and related guarantees are equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 2022 Notes, including any additional notes issued under the Indenture, but are effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 2022 Notes. Collateral includes substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor. As of September 30, 2020, the Company had outstanding approximately $350.0 million of the 2022 Notes. See Note 9 – Subsequent Events.

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

On January 17, 2019, the Company announced that it had given the required notice under the indenture governing its 2020 Notes to redeem for cash all outstanding aggregate principal amount of its Notes to the extent outstanding on February 15, 2019 (the "Redemption Date").  The redemption price for the Notes was 100.0% of the principal amount of the Notes, plus accrued and unpaid interest to the Redemption Date. On February 15, 2019, the remaining 2020 Notes were redeemed in full.

Comcast Note

Until February 2019, the Company also had outstanding a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bore interest at 10.47%, was payable quarterly in arrears, and the entire principal amount was due on April 17, 2019. However, the Company was contractually required to retire the Comcast Note in February 2019 upon redemption of the remaining 2020 Notes. On February 15, 2019, upon redemption of the remaining 2020 Notes, the Comcast Note was paid in full and retired.

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

As of December 31, 2019, the Company did not have any borrowings outstanding on its ABL Facility. As of September 30, 2020, the Company had approximately $27.5 million in borrowings outstanding on its ABL Facility.

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of September 30, 2020, the Company had letters of credit totaling $871,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2022 Notes, the Company’s obligations under the 2017 Credit Facility, and the obligations under the 2018 Credit Facility. The Company’s interest in the MGM National Harbor Casino fully guarantees the MGM National Harbor Loan.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of September 30, 2020, are as follows:

	2018 Credit Facility	MGM National Harbor Loan	Asset-backed Credit Facility	2017 Credit Facility	7.38% Senior Secured Notes due April 2022	Total
	(In thousands)
October - December 2020	$4,800	$—	$—	$824	$—	$5,624
2021	19,200	—	27,500	3,297	—	49,997
2022	110,736	57,312	—	3,297	350,000	521,345
2023	—	—	—	310,738	—	310,738
2024	—	—	—	—	—	—
2025 and thereafter	—	—	—	—	—	—
Total Debt	$134,736	$57,312	$27,500	$318,156	$350,000	$887,704

5.	INCOME TAXES:

The Company generally utilizes the estimated annual effective tax rate method (“Estimated AETR Method”) prescribed under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. For the nine months ended September 30, 2020, the Company recorded a benefit from income taxes of approximately $21.5 million on pre-tax loss from continuing operations of approximately $55.2 million utilizing the actual effective tax rate (“Discrete Method”) for the period. Economic disruptions caused by COVID-19 have impacted the Company’s ability to accurately forecast earnings in certain segments, therefore the Company continues to utilize the Discrete Method to calculate the interim tax provision for the quarter ended September 30, 2020.

During the three months ended March 31, 2020, the Internal Revenue Service (“IRS”) accepted the Company’s petition to extend the time to file certain procedural elections of a subsidiary corporation. The IRS acceptance resulted in a reduction of the valuation allowance against certain deferred tax assets (“DTAs”) for our net operating losses. As a result of the reduction of the valuation allowance, the Company recorded a tax benefit of approximately $12.5 million that is included in the $21.5 million benefit from income taxes recorded for the nine months ended September 30, 2020.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continues to evaluate the realizability of its net DTAs by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2020, the Company believes it is more likely than not that these DTAs will be realized.

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

On June 16, 2020, the Company’s Board of Directors authorized an amendment (the “Potential Amendment”) of Urban One's certificate of incorporation to effect a reverse stock split across all classes of common stock by a ratio of not less than one-for-two and not more than one-for-fifty at any time prior to December 31, 2021, with the exact ratio to be set at a whole number within this range as determined by our board of directors in its discretion. The Company’s shareholders approved the Potential Amendment at the annual meeting of the shareholders June 16, 2020. The Company has not acted on the Potential Amendment but may do so as determined by our board of directors in its discretion.

On August 18, 2020, the Company entered into an Open Market Sales Agreement with Jefferies LLC (“Jefferies”) under which the Company may offer and sell, from time to time at its sole discretion, (the “Current ATM Program”) shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”) up to an aggregate offering price of $25 million. Jefferies is acting as sales agent for the Current ATM Program. In August 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.8 million of net proceeds after associated fees and expenses.  While the Company still has Class A Shares available for issuance under the Current ATM Program, the Company may also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of March 13, 2020, the Company’s Board authorized a new repurchase plan of up to $2.6 million of the Company’s Class A and Class D shares through December 31, 2020. In addition, on June 11, 2020, the Company’s Board authorized a repurchase of $2.4 million of the Company’s Class D shares. As of September 30, 2020, the Company had $2.6 million remaining under its open authorization with respect to its Class A and Class D common stock. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended September 30, 2020, the Company did not repurchase any shares of Class A and/or Class D common stock. During the three months ended September 30, 2019, the Company repurchased 6,345 shares of Class A common stock in the amount of $14,000 at an average price of $2.20 per share and repurchased 448,742 shares of Class D common stock in the amount of $975,000 at an average price of $2.17 per share. During the nine months ended September 30, 2020, the Company did not repurchase any shares of Class A common stock and repurchased 3,208,288 shares of Class D common stock in the amount of approximately $2.4 million at an average price of $0.76 per share. During the nine months ended September 30, 2019, the Company repurchased 54,896 shares of Class A common stock in the amount of $120,000 at an average price of $2.19 per share and repurchased 1,709,315 shares of Class D common stock in the amount of approximately $3.5 million at an average price of $2.06 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended September 30, 2020, the Company executed a Stock Vest Tax Repurchase of 3,195 shares of Class D Common Stock in the amount of $6,000 at an average price of $1.74 per share. During the three months ended September 30, 2019, the Company executed a Stock Vest Tax Repurchase of 13,264 shares of Class D Common Stock in the amount of $25,000 at an average price of $1.87 per share. During the nine months ended September 30, 2020, the Company executed a Stock Vest Tax Repurchase of 706,767 shares of Class D Common Stock in the amount of approximately $1.2 million at an average price of $1.64 per share. During the nine months ended September 30, 2019, the Company executed a Stock Vest Tax Repurchase of 871,383 shares of Class D Common Stock in the amount of approximately $1.7 million at an average price of $1.94 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of September 30, 2020, 690,336 shares of Class D common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

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

Stock-based compensation expense for the three months ended September 30, 2020 and 2019, was $794,000 and approximately $1.9 million, respectively, and for the nine months ended September 30, 2020 and 2019, was approximately $1.5 million and $2.6 million, respectively.

There were no stock options granted during the three months ended September 30, 2020 and there were 708,732 stock options granted during the nine months ended September 30, 2020. The Company granted 653,210 stock options during the three and nine months ended September 30, 2019.

Transactions and other information relating to stock options for the nine months ended September 30, 2020, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,197,000	$2.13	6.70	$255,000
Grants	709,000	$2.00
Exercised	1,033,000	$1.91
Forfeited/cancelled/expired/settled	24,000	$3.17
Balance as of September 30, 2020	3,849,000	$2.16	6.59	$34,000
Vested and expected to vest at September 30, 2020	3,815,000	$2.12	6.56	$34,000
Unvested at September 30, 2020	726,000	$2.00	9.61	$—
Exercisable at September 30, 2020	3,123,000	$2.19	5.89	$34,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2020, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2020. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the three months ended September 30, 2020 and there were 1,032,922 options exercised during the nine months ended September 30, 2020. There were no options exercised during the three months ended September 30, 2019 and there were 15,000 options exercised during the nine months ended September 30, 2019. No options vested during the three months ended September 30, 2020 and 624,770 options vested during the nine months ended September 30, 2020. No options vested during the three months ended September 30, 2019 and 834,530 options vested during the nine months ended September 30, 2019.

As of September 30, 2020, $135,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three months. The weighted-average fair value per share of shares underlying stock options was $1.39 at September 30, 2020.

The Company did not grant restricted stock during the three months ended September 30, 2020 and granted 1,649,394 shares of restricted stock during the nine months ended September 30, 2020. Each of the three non-executive directors received 18,248 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2020. The Company granted 1,499,723 shares of restricted stock during the three months ended September 30, 2019 and granted 2,379,962 shares of restricted stock during the nine months ended September 30, 2019. Each of the four non-executive directors received 25,000 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 17, 2019.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2020, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2019	1,814,000	$2.14
Grants	1,649,000	$1.02
Vested	(1,727,000)	$2.14
Forfeited/cancelled/expired	—	$—
Unvested at September 30, 2020	1,736,000	$1.07

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2020, approximately $1.0 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of four months.

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

Detailed segment data for the three and nine months ended September 30, 2020 and 2019, is presented in the following tables:

	Three Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$31,645	$46,467
Reach Media	7,751	10,917
Digital	8,451	8,170
Cable Television	44,746	45,981
Corporate/Eliminations*	(681)	(480)
Consolidated	$91,912	$111,055

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$20,368	$29,776
Reach Media	4,632	9,011
Digital	6,860	7,530
Cable Television	18,420	23,921
Corporate/Eliminations	6,125	7,107
Consolidated	$56,405	$77,345

Depreciation and Amortization:
Radio Broadcasting	$759	$791
Reach Media	59	60
Digital	483	474
Cable Television	934	953
Corporate/Eliminations	254	315
Consolidated	$2,489	$2,593

Impairment of Long-Lived Assets:
Radio Broadcasting	$29,050	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$29,050	$—

Operating income:
Radio Broadcasting	$(18,532)	$15,900
Reach Media	3,060	1,846
Digital	1,108	166
Cable Television	25,392	21,107
Corporate/Eliminations	(7,060)	(7,902)
Consolidated	$3,968	$31,117

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(681)	$(480)

Capital expenditures by segment are as follows:

Radio Broadcasting	$306	$1,406
Reach Media	9	31
Digital	180	348
Cable Television	8	15
Corporate/Eliminations	23	37
Consolidated	$526	$1,837

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$87,066	$132,528
Reach Media	20,709	36,660
Digital	20,844	23,280
Cable Television	136,003	140,234
Corporate/Eliminations*	(1,827)	(1,627)
Consolidated	$262,795	$331,075

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$67,373	$89,142
Reach Media	15,468	30,955
Digital	19,778	22,310
Cable Television	55,772	75,284
Corporate/Eliminations	17,222	20,099
Consolidated	$175,613	$237,790

Depreciation and Amortization:
Radio Broadcasting	$2,266	$2,510
Reach Media	178	178
Digital	1,248	1,395
Cable Television	2,817	9,430
Corporate/Eliminations	910	938
Consolidated	$7,419	$14,451

Impairment of Long-Lived Assets:
Radio Broadcasting	$82,700	$3,800
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$82,700	$3,800

Operating (loss) income:
Radio Broadcasting	$(65,273)	$37,076
Reach Media	5,063	5,527
Digital	(182)	(425)
Cable Television	77,414	55,520
Corporate/Eliminations	(19,959)	(22,664)
Consolidated	$(2,937)	$75,034

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(1,827)	$(1,627)

Capital expenditures by segment are as follows:

Radio Broadcasting	$1,826	$2,269
Reach Media	75	97
Digital	616	1,066
Cable Television	72	173
Corporate/Eliminations	587	342
Consolidated	$3,176	$3,947

	September 30, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$628,195	$721,295
Reach Media	44,829	41,892
Digital	19,553	22,223
Cable Television	383,782	388,465
Corporate/Eliminations	134,178	76,044
Consolidated	$1,210,537	$1,249,919

8.	COMMITMENTS AND CONTINGENCIES:

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

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of September 30, 2020, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash.

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

9.	SUBSEQUENT EVENTS

On October 2, 2020, the Company announced the launch of an offer to eligible holders of its 7.375% Senior Secured Notes due 2022 (the “Existing Notes”) to exchange (the “Exchange Offer”) any and all of their Existing Notes for newly issued 8.75% Senior Secured Notes due 2022 (the “New Notes”). The New Notes are secured (i) on a first priority basis by substantially all of the Company’s and certain subsidiary guarantors’ current and future property and assets other than certain property and assets securing the Company’s asset-backed revolving credit facility (such property and assets, “ABL Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral. Eligible holders who validly tendered and did not validly withdraw their Existing Notes in the Exchange Offer prior to 5:00 p.m., New York City time, on October 16, 2020, were eligible to receive $1,000 in principal amount of New Notes plus $10.00 in cash per $1,000 principal amount of Existing Notes. For any Existing Notes validly tendered after the Early Tender Date but before 11:59 p.m., New York City time, on October 30, 2020, were eligible to receive $1,000 in principal amount of New Notes plus $5.00 in cash per $1,000 principal amount of Existing Notes. The New Notes were offered to provide the Company with additional financial flexibility as the New Notes mature eight months after the Existing Notes are scheduled to mature. The New Notes will mature on December 15, 2022.

In connection with the Exchange Offer, the Company also entered into an amendment to certain terms of its Unsecured Term Loan, dated December 4, 2018, by and among the Company, the Lenders party thereto from time to time and Wilmington Trust, National Association, as Administrative Agent (the “2018 Credit Facility”), including the extension of the maturity date by 90 days which maturity is more than 90 days after the maturity date of the New Notes.

In conjunction with the Exchange Offer, the Company also solicited consents (the “Consent Solicitation”) from holders of the Existing Notes (the “Consents”) to certain proposed amendments to the indenture governing the Existing Notes (the “Existing Notes Indenture”), by and among the Company, the guarantors party thereto, Wilmington Trust National Association, as trustee and as collateral agent, to eliminate substantially all of the restrictive covenants and certain of the default provisions contained in the Existing Notes Indenture and to enter into a new intercreditor agreement among the Company, the trustee for the New Notes, the trustee for the Existing Notes, the collateral agent for the New Notes and the collateral agent for the Existing Notes (collectively, the “Proposed Amendments”).

The consummation of the Exchange Offer and Consent Solicitation was subject to customary conditions, including the receipt of Consents from at least 90% of the eligible holders and the satisfaction or waiver of other conditions set forth in the offering memorandum and consent solicitation statement prepared by the Company in connection with the Exchange Offer and Consent Solicitation.

On October 19, 2020, the Company announced the early tender results of the Exchange Offer. Based on the early tenders as of 5:00 p.m. on the Early Tender Date, eligible holders had validly tendered and not validly withdrawn $347.0 million aggregate principal amount, representing 99.15% of the outstanding principal amount, of the Existing Notes in the Exchange Offer and Consent Solicitation.

As of the expiration date, October 30, 2020, an aggregate of $347.0 million principal amount of Existing Notes were validly tendered and not validly withdrawn. Eligible holders who validly tendered and did not validly withdraw their Existing Notes received the early participation payments and accrued and unpaid interest in cash on their Existing Notes accepted for exchange to, but not including, the Settlement Date for the Exchange Offer. In connection with the settlement of the Exchange Offer and Consent Solicitation, on November 9, 2020, the Company issued $347,016,000 aggregate principal amount of the New Notes.

Further information concerning the Exchange Offer and the results can be found in the Current Reports on Form 8-K dated October 2, 2020, October 19, 2020, and November 9, 2020, as on file with the SEC.

On October 30, 2020, we entered into a local marketing agreement (“LMA”) with Southeastern Ohio Broadcasting System for the operation of station WWCD-FM in Columbus, Ohio beginning November 2020. Under the terms of the LMA, we will pay a monthly fee as well as certain operating costs, and, in exchange, we will retain all revenues from the sale of the advertising within the programming.

On November 6, 2020, the Company announced it had signed a definitive asset exchange agreement with Entercom Communications Corp. where the Company will receive Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). As part of the transaction, Urban One will transfer three radio stations to Entercom: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (flagship station of the Washington Football Team); as well as the intellectual property its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Entercom will begin operation of the exchanged stations on or about November 23, 2020 under LMAs until FCC approval is obtained. The deal is subject to FCC approval and other customary closing conditions and is expected to close in the first quarter of 2021. In addition, we have entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. for the remaining assets of our WFUN station.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
Radio broadcasting segment	34.4%	41.8%	33.1%	40.0%

Reach Media segment	8.4%	9.8%	7.9%	11.1%

Digital segment	9.2%	7.4%	7.9%	7.0%

Cable television segment	48.7%	41.4%	51.8%	42.4%

Corporate/eliminations	(0.7)%	(0.4)%	(0.7)%	(0.5)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
Percentage of core radio business generated from local advertising	53.1%	57.1%	55.6%	58.1%

Percentage of core radio business generated from national advertising, including network advertising	45.7%	37.8%	43.1%	36.4%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$34,919	$50,813	$(15,894)	(31.3)%
Political Advertising	4,324	300	4,024	1,341.3
Digital Advertising	8,121	8,171	(50)	(0.6)
Cable Television Advertising	19,603	20,649	(1,046)	(5.1)
Cable Television Affiliate Fees	24,421	25,330	(909)	(3.6)
Event Revenues & Other	524	5,792	(5,268)	(91.0)
Net Revenue (as reported)	$91,912	$111,055	$(19,143)	(17.2)%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$98,695	$144,958	$(46,263)	(31.9)%
Political Advertising	7,089	741	6,348	856.7
Digital Advertising	20,514	23,270	(2,756)	(11.8)
Cable Television Advertising	59,576	60,658	(1,082)	(1.8)
Cable Television Affiliate Fees	75,247	79,404	(4,157)	(5.2)
Event Revenues & Other	1,674	22,044	(20,370)	(92.4)
Net Revenue (as reported)	$262,795	$331,075	$(68,280)	(20.6)%

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

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Tom Joyner Morning Show and our other syndicated programming assets, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show. Mr. Joyner was a leading nationally syndicated radio personality. Mr. Joyner announced his then forthcoming retirement in 2018 and, in December 2019, the Tom Joyner Morning Show ceased being broadcast upon Mr. Joyner’s retirement. Up until his retirement in December 2019, the Tom Joyner Morning Show was broadcast on 71 affiliate stations across the United States. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website.  Additionally, Reach Media operates various other event-related activities.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except margin data)
	(Unaudited)
Net revenue	$91,912	$111,055	$262,795	$331,075
Broadcast and digital operating income	44,194	43,644	112,002	122,122
Broadcast and digital operating income margin	48.1%	39.3%	42.6%	36.9%
Consolidated net (loss) income attributable to common stockholders	$(12,772)	$5,359	$(34,539)	$8,846

The reconciliation of net (loss) income to broadcast and digital operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, unaudited)
Consolidated net (loss) income attributable to common stockholders	$(12,772)	$5,359	$(34,539)	$8,846
Add back non-broadcast and digital operating income items included in consolidated net (loss) income:
Interest income	(178)	(45)	(212)	(131)
Interest expense	18,243	20,239	55,776	61,647
(Benefit from) provision for income taxes	(136)	6,535	(21,526)	8,342
Corporate selling, general and administrative, excluding stock-based compensation	7,893	8,053	23,365	26,245
Stock-based compensation	794	1,881	1,455	2,592
Other income, net	(1,684)	(1,299)	(3,282)	(4,669)
Depreciation and amortization	2,489	2,593	7,419	14,451
Impairment of long-lived assets	29,050	—	82,700	3,800
Noncontrolling interests in income of subsidiaries	495	328	846	999
Broadcast and digital operating income	$44,194	$43,644	$112,002	$122,122

The reconciliation of net (loss) income to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net (loss) income attributable to common stockholders, as reported	$(12,772)	$5,359	$(34,539)	$8,846
Add back non-broadcast and digital operating income items included in consolidated net (loss) income:
Interest income	(178)	(45)	(212)	(131)
Interest expense	18,243	20,239	55,776	61,647
(Benefit from) provision for income taxes	(136)	6,535	(21,526)	8,342
Depreciation and amortization	2,489	2,593	7,419	14,451
EBITDA	$7,646	$34,681	$6,918	$93,155
Stock-based compensation	794	1,881	1,455	2,592
Other income, net	(1,684)	(1,299)	(3,282)	(4,669)
Noncontrolling interests in income of subsidiaries	495	328	846	999
Employment Agreement Award, incentive plan award expenses and other compensation	1,008	860	2,318	3,576
Contingent consideration from acquisition	5	53	(1)	219
Severance-related costs	559	358	2,145	1,178
Impairment of long-lived assets	29,050	—	82,700	3,800
Cost method investment income	1,695	1,809	3,266	5,167
Adjusted EBITDA	$39,568	$38,671	$96,365	$106,017

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019 (In thousands)

	Three Months Ended September 30,
	2020	2019	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$91,912	$111,055	$(19,143)	(17.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	24,202	31,037	(6,835)	(22.0)
Selling, general and administrative, excluding stock-based compensation	23,516	36,374	(12,858)	(35.3)
Corporate selling, general and administrative, excluding stock-based compensation	7,893	8,053	(160)	(2.0)
Stock-based compensation	794	1,881	(1,087)	(57.8)
Depreciation and amortization	2,489	2,593	(104)	(4.0)
Impairment of long-lived assets	29,050	—	29,050	100.0
Total operating expenses	87,944	79,938	8,006	10.0
Operating income	3,968	31,117	(27,149)	(87.2)
Interest income	178	45	133	295.6
Interest expense	18,243	20,239	(1,996)	(9.9)
Other income, net	(1,684)	(1,299)	385	29.6
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(12,413)	12,222	(24,635)	(201.6)
(Benefit from) provision for income taxes	(136)	6,535	(6,671)	(102.1)
Consolidated net (loss) income	(12,277)	5,687	(17,964)	(315.9)
Net income attributable to noncontrolling interests	495	328	167	50.9
Net (loss) income attributable to common stockholders	$(12,772)	$5,359	$(18,131)	(338.3)%

Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$91,912	$111,055	$(19,143)	(17.2)%

During the three months ended September 30, 2020, we recognized approximately $91.9 million in net revenue compared to approximately $111.1 million during the same period in 2019. These amounts are net of agency and outside sales representative commissions. The decrease in net revenue was due primarily to the COVID-19 pandemic which continued to weaken demand for advertising in general, impaired ticket sales and caused the postponement or cancellation of major tent pole special events. Net revenues from our radio broadcasting segment decreased 31.9% compared to the same period in 2019. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 30.0% in total revenues. With the exception of our Philadelphia market, we experienced net revenue declines in all of our radio markets for the quarter, primarily due to lower advertising sales. We recognized approximately $44.7 million of revenue from our cable television segment during the three months ended September 30, 2020, compared to approximately $46.0 million for the same period in 2019 with the decrease primarily in advertising sales and affiliate fees. Net revenue from our Reach Media segment decreased approximately $3.2 million for the three months ended September 30, 2020, compared to the same period in 2019 due primarily to the cancellation of special events. Finally, net revenues for our digital segment increased approximately $281,000 for the three months ended September 30, 2020, compared to the same period in 2019.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$24,202	$31,037	$(6,835)	(22.0)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the three months ended September 30, 2020, compared to the same period in 2019 is primarily due to several cost-cutting initiatives, specifically compensation savings from employee layoffs, furloughs and salary reductions and on-air talent reductions. Our radio broadcasting segment generated a decrease of approximately $2.1 million for the three months ended September 30, 2020, compared to the same period in 2019 due primarily to lower compensation costs, contract labor costs and music licensing fees. Our Reach Media segment generated a decrease of approximately $1.3 million for the three months ended September 30, 2020, compared to the same period in 2019 due primarily to lower contract labor and talent costs. Our cable television segment generated a decrease of approximately $2.9 million for the three months ended September 30, 2020, compared to the same period in 2019 due primarily to lower compensation costs and lower content amortization expense. Our digital segment generated a decrease of $559,000 for the three months ended September 30, 2020, compared to the same period in 2019.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$23,516	$36,374	$(12,858)	(35.3)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expenses for the three months ended September 30, 2020, compared to the same period in 2019 is primarily due to special events costs that were eliminated, lower commissions and national representative fees due to declining revenue, lower compensation expenses resulting from employee layoffs, furloughs and salary cuts. Other savings include lower promotional expenses and reduced travel and entertainment spending due to pandemic related restrictions and safety measures. Our radio broadcasting segment generated a decrease of approximately $7.1 million for the three months ended September 30, 2020, compared to the same period in 2019 primarily due to lower compensation costs, national rep fees, lower professional fees, special event costs and promotional spending. Our Reach Media segment generated a decrease of approximately $3.1 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to the cancellation of special events. Our cable television segment generated a decrease of approximately $2.3 million for the three months ended September 30, 2020, compared to the same period in 2019 primarily due to lower promotional and advertising expenses and lower compensation costs. Our digital segment generated a decrease of approximately $105,000 for the three months ended September 30, 2020, compared to the same period in 2019.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$7,893	$8,053	$(160)	(2.0)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in expense for the three months ended September 30, 2020, compared to the same period in 2019 is primarily due to lower expenses at our cable television segment.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$794	$1,881	$(1,087)	(57.8)%

The decrease in stock-based compensation for the three months ended September 30, 2020, compared to the same period in 2019, is primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$2,489	$2,593	$(104)	(4.0)%

The decrease in depreciation and amortization expense for the three months ended September 30, 2020, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$29,050	$—	$29,050	100.0%

The impairment of long-lived assets for the three months ended September 30, 2020, was related to a non-cash impairment charge of approximately $10.0 million recorded to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances and a charge of approximately $19.1 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia and Raleigh market radio broadcasting licenses.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$18,243	$20,239	$(1,996)	(9.9)%

Interest expense decreased to approximately $18.2 million for the three months ended September 30, 2020, compared to approximately $20.2 million for the same period in 2019, due to lower overall debt balances outstanding and lower average interest rates on its 2017 Credit Facility.

Other income, net

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$(1,684)	$(1,299)	$385	29.6%

Other income, net, was approximately $1.7 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively. We recognized other income in the amount of approximately $1.7 million and approximately $1.8 million, for the three months ended September 30, 2020 and 2019, respectively, related to our MGM investment. In addition, we recognized a loss of $509,000 for the three months ended September 30, 2019 related to the sale of its remaining Detroit station and translators.

(Benefit from) provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$(136)	$(6,535)	$(6,671)	(102.1)%

For the three months ended September 30, 2020, we recorded a benefit from income taxes of $136,000 on a pre-tax loss from continuing operations of approximately $12.4 million based on the actual effective tax rate for the year to date, which results in an effective tax rate of 1.1%. This rate includes $176,000 of tax benefit related to provision to return adjustments and $114,000 of tax expense related to non-deductible officers’ compensation. For the three months ended September 30, 2019, we recorded a provision for income taxes of approximately $6.5 million on pre-tax income from continuing operations of approximately $12.2 million, which results in a tax rate of 53.5%. This tax rate is based on an estimated annual effective tax rate of 35.5%, and discrete tax provision adjustments of approximately $1.9 million primarily due to provision to return adjustments related to state apportionment.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2020	2019
$495	$328	$167	50.9%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $44.2 million for the three months ended September 30, 2020, compared to approximately $43.6 million for the comparable period in 2019, an increase of $550,000 or 1.3%. The increase was primarily due to higher broadcast and digital operating income at our Reach Media, digital and cable television segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting segment. Our radio broadcasting segment generated $11.4 million of broadcast and digital operating income during the three months ended September 30, 2020, compared to approximately $17.0 million broadcast and digital operating income during the three months ended September 30, 2019, a decrease of $5.6 million, primarily due to lower net revenues. Reach Media generated approximately $3.7 million of broadcast and digital operating income during the three months ended September 30, 2020, compared to approximately $2.4 million during the three months ended September 30, 2019, primarily due to overall lower expenses. Our digital segment generated $1.6 million of broadcast and digital operating income during the three months ended September 30, 2020, compared to $652,000 of broadcast and digital operating income during the three months ended September 30, 2019. The increase in the digital segment’s broadcast and digital operating income is primarily from higher net revenue and lower expenses. Finally, TV One generated approximately $27.5 million of broadcast and digital operating income during the three months ended September 30, 2020, compared to approximately $23.5 million during the three months ended September 30, 2019, with the increase primarily due to overall lower expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 48.1% for the three months ended September 30, 2020, from 39.3% for the comparable period in 2019. The margin increase was primarily attributable to higher broadcast and digital operating income at our Reach Media, cable television and digital segment, partially offset by a decrease at our radio broadcasting segment as noted above.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019 (In thousands)

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$262,795	$331,075	$(68,280)	(20.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	75,684	93,779	(18,095)	(19.3)
Selling, general and administrative, excluding stock-based compensation	75,109	115,174	(40,065)	(34.8)
Corporate selling, general and administrative, excluding stock-based compensation	23,365	26,245	(2,880)	(11.0)
Stock-based compensation	1,455	2,592	(1,137)	(43.9)
Depreciation and amortization	7,419	14,451	(7,032)	(48.7)
Impairment of long-lived assets	82,700	3,800	78,900	2,076.3
Total operating expenses	265,732	256,041	9,691	3.8
Operating (loss) income	(2,937)	75,034	(77,971)	(103.9)
Interest income	212	131	81	61.8
Interest expense	55,776	61,647	(5,871)	(9.5)
Other income, net	(3,282)	(4,669)	(1,387)	(29.7)
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(55,219)	18,187	(73,406)	(403.6)
(Benefit from) provision for income taxes	(21,526)	8,342	(29,868)	(358.0)
Consolidated net (loss) income	(33,693)	9,845	(43,538)	(442.2)
Net income attributable to noncontrolling interests	846	999	(153)	(15.3)
Net (loss) income attributable to common stockholders	$(34,539)	$8,846	$(43,385)	(490.4)%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$262,795	$331,075	$(68,280)	(20.6)%

During the nine months ended September 30, 2020, we recognized approximately $262.8 million in net revenue compared to approximately $331.1 million during the same period in 2019. These amounts are net of agency and outside sales representative commissions. The decrease in net revenue was due primarily to the COVID-19 pandemic which continued to weaken demand for advertising in general, impaired ticket sales and caused the postponement or cancellation of major tent pole special events. Net revenues from our radio broadcasting segment for the nine months ended September 30, 2020, decreased 34.3% from the same period in 2019. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 31.5% in total revenues. We experienced net revenue declines in all of our radio markets primarily due to lower advertising sales. Reach Media’s net revenues decreased 43.5% for the nine months ended September 30, 2020, compared to the same period in 2019, due primarily to the postponement of our annual cruise and cancellation of other special events. We recognized approximately $136.0 million and $140.2 million of revenue from our cable television segment during the nine months ended September 30, 2020, and 2019, respectively, due primarily to lower affiliate sales. Net revenue for our digital segment decreased approximately $2.4 million for the nine months ended September 30, 2020, compared to the same period in 2019 primarily from lower direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$75,684	$93,779	$(18,095)	(19.3)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the nine months ended September 30, 2020, compared to the same period in 2019 is primarily due to several cost-cutting initiatives, specifically compensation savings from employee layoffs, furloughs and salary reductions and on-air talent reductions at all our segments. Our radio broadcasting segment generated a decrease of approximately $5.5 million for the nine months ended September 30, 2020, compared to the same period in 2019 due primarily to lower compensation costs, contract labor costs and music licensing fees. Our Reach Media segment generated a decrease of approximately $3.0 million for the nine months ended September 30, 2020, compared to the same period in 2019 due primarily to contract labor and talent cost reductions. Our cable television segment generated a decrease of approximately $9.3 million for the nine months ended September 30, 2020, compared to the same period in 2019 due primarily to lower content amortization expense, contract labor and lower compensation costs.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$75,109	$115,174	$(40,065)	(34.8)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expenses for the nine months ended September 30, 2020, compared to the same period in 2019 is primarily due to special events costs that were eliminated, lower commissions and national representative fees due to declining revenue, lower compensation expenses resulting from employee layoffs, furloughs and salary cuts. Other savings include lower promotional expenses and reduced travel and entertainment spending. Our radio broadcasting segment generated a decrease of approximately $16.0 million for the nine months ended September 30, 2020, compared to the same period in 2019 primarily due to lower compensation costs, national rep fees, special event costs and promotional spending. Our Reach Media segment generated a decrease of approximately $12.4 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the cancellation of special events. Our cable television segment generated a decrease of approximately $9.2 million for the nine months ended September 30, 2020, compared to the same period in 2019 primarily due to lower promotional and advertising expenses, compensation costs and travel and entertainment spending. Our digital segment generated a decrease of approximately $2.0 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to lower compensation costs.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$23,365	$26,245	$(2,880)	(11.0)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in corporate selling, general and administrative expenses was due to a decrease in compensation costs.

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$1,455	$2,592	$(1,137)	(43.9)%

The decrease in stock-based compensation for the nine months ended September 30, 2020, compared to the same period in 2019, is primarily due to a decrease in grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$7,419	$14,451	$(7,032)	(48.7)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2020, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$82,700	$3,800	$78,900	2,076.3%

The impairment of long-lived assets for the nine months ended September 30, 2020, was related to a non-cash impairment charge of approximately $15.9 million recorded to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances and a charge of approximately $66.8 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. The impairment of long-lived assets for the nine months ended September 30, 2019, was related to a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$55,776	$61,647	$(5,871)	(9.5)%

Interest expense decreased to approximately $55.8 million for the nine months ended September 30, 2020, compared to approximately $61.6 million for the same period in 2019, due to lower overall debt balances outstanding and lower average interest rates on its 2017 Credit Facility.

Other income, net

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$(3,282)	$(4,669)	$(1,387)	(29.7)%

Other income, net decreased to approximately $3.3 million for the nine months ended September 30, 2020, compared to approximately $4.7 million for the same period in 2019. We recognized other income in the amount of approximately $3.3 million and $5.2 million, for the nine months ended September 30, 2020 and 2019, respectively, related to our MGM investment. The decrease is due to the closure of the MGM casino as a result of the COVID-19 pandemic.

(Benefit from) provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$(21,526)	$8,342	$(29,868)	(358.0)%

For the nine months ended September 30, 2020, we recorded a benefit from income taxes of approximately $21.5 million. This amount is based on the actual effective tax rate of 39.0%, which includes -6.0% related to non-deductible impairments related to goodwill, and 22.7% related to the release of valuation allowance for certain of our net operating losses. For the nine months ended September 30, 2019, we recorded a provision for income taxes of approximately $8.3 million on a pre-tax income from continuing operations of approximately $18.2 million, which results in a tax rate of 45.9%. This tax rate was based on an estimated annual effective rate of 35.5% and a discrete tax provision adjustment of approximately $1.9 million primarily due to provision to return adjustments related to state apportionment.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2020	2019
$846	$999	$(153)	(15.3)%

The decrease in noncontrolling interests in income of subsidiaries was due to lower net income recognized by Reach Media during nine months ended September 30, 2020, versus the same period in 2019.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $112.0 million for the nine months ended September 30, 2020, compared to approximately $122.1 million for the comparable period in 2019, a decrease of approximately $10.1 million or 8.3%. This decrease was primarily due to declines in net revenue as a result of weakened advertising demand given the COVID-19 pandemic in our radio broadcasting and Reach Media segments, which was partially offset by higher broadcast and digital operating income at our digital and cable television segments. Our radio broadcasting segment generated approximately $19.9 million of broadcast and digital operating income during the nine months ended September 30, 2020, compared to approximately $43.8 million during the nine months ended September 30, 2019, a decrease of approximately $23.9 million, primarily from lower net revenues, partially offset by lower expenses. Reach Media generated approximately $7.2 million of broadcast and digital operating income during the nine months ended September 30, 2020, compared to approximately $7.8 million during the nine months ended September 30, 2019, with the decrease primarily due to lower net revenues, partially offset by lower expenses. Our digital segment generated $1.1 million of broadcast and digital operating income during the nine months ended September 30, 2020, compared to approximately $1.0 million of broadcast and digital operating income during the nine months ended September 30, 2019, with the increase primarily due to overall lower expenses. Finally, TV One generated approximately $83.8 million of broadcast and digital operating income during the nine months ended September 30, 2020, compared to approximately $69.6 million during the nine months ended September 30, 2019, with the increase primarily due to overall lower expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 42.6% for the nine months ended September 30, 2020, compared to 36.9% for the comparable period in 2019. The margin increase was primarily attributable to higher broadcast and digital operating income at our digital and cable television segments as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility (the “ABL Facility”).

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders across the markets in which we operate were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down.  This has been particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales of other tent pole special events, some of which we had to cancel. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Continued or future outbreaks and/or the speed at which businesses reopen (or reclose) in the markets in which we operate could have material impacts on our liquidity and/or operations including causing potential impairment of assets and of our financial results.

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

As a result, during the third quarter of 2020, the Company performed a complete reforecast of its 2020 anticipated results extending through one year from the date of issuance of the consolidated financial statements. In reforecasting its results, the Company considered the offsetting impact of certain of cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating discretionary bonuses and merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions.

Out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020.  As of September 30, 2020, that amount remained on the Company’s balance sheet and together with other cash on hand improved our cash balance to approximately $102.2 million.  As of November 9, 2020 our cash on hand balance is approximately $94.6 million. Based on the Company’s forecast operational activity, its ability to manage and delay any capitalized expenditures and additional variable cost-cutting measures, the Company has adequate cash reserves and sufficient liquidity into the foreseeable future or for the next 12 months. As a result of the cost reduction measures that the Company took in response to the onset of the COVID-19 pandemic, the Company’s current cash balance and further, considering certain remaining countermeasures the Company can implement in the event of further or continued downturn, the Company anticipates meeting its debt service requirements and is projecting compliance with all debt covenants through one year from the date of issuance of the consolidated financial statements. This estimate is, however, subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of COVID-19 on our business, and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic, and other factors described in Part II, “Item 1A. Risk Factors” herein and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as the factors discussed in Part II, “Item 1A. Risk Factors” in each of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Quarterly Report on Form 10- Q for the quarter ended June 30, 2020.

On August 18, 2020, the Company entered into an Open Market Sale AgreementSM (the “ATM Sale Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”), through Jefferies as its sales agent. The Company also filed a prospectus supplement pursuant to the Sale Agreement for the offer and sale of its Class A Shares having an aggregate offering price of up to $25 million.

Pursuant to the ATM Sale Agreement, sales of the Class A Shares, if any, will be made under the Company’s previously filed and effective Registration Statement on Form S-3 (File No. 333-241635) and an applicable prospectus supplement, by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Subject to the terms and conditions of the ATM Sale Agreement, Jefferies may sell the Class A Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. Jefferies will use commercially reasonable efforts to sell the Class A Shares from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Jefferies a commission equal to three percent (3.0%) of the gross sales proceeds of any Class A Shares sold through Jefferies under the ATM Sale Agreement. In addition, the Company has agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering, in addition to certain ongoing disbursements of Jefferies’ counsel.

As of September 30, 2020, the Company has issued and sold an aggregate of 2,859,276 Class A Shares pursuant to the ATM Sale Agreement and received gross proceeds of approximately $15.4 million and net proceeds of approximately $14.8 million, after deducting commissions to Jefferies and other offering expenses.

On October 2, 2020, a private offer to certain eligible noteholders to exchange (the “Exchange Offer”) any and all of its outstanding $350.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2022 (the “Existing Notes”) for newly issued 8.75% Senior Secured Notes due 2022 (the “New Notes”) commenced. As of the expiration date, October 30, 2020, an aggregate of $347.0 million principal amount of Existing Notes were validly tendered and not validly withdrawn. Eligible holders who validly tendered and did not validly withdraw their Existing Notes received the early participation payments and accrued and unpaid interest in cash on their Existing Notes accepted for exchange to, but not including, the Settlement Date for the Exchange Offer. In connection with the settlement of the Exchange Offer and Consent Solicitation, on November 9, 2020, the Company issued $347,016,000 aggregate principal amount of the New Notes.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources and see Note 9 – Subsequent Events in the footnotes to the consolidated financial statements.

As of September 30, 2020, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of September 30, 2020		Covenant Limit		Excess Coverage
Interest Coverage
Covenant EBITDA / Interest Expense	2.02	x	1.25	x	0.77	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.55	x	5.85	x	1.30	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of September 30, 2020, ratios calculated in accordance with the 2018 Credit Facility were as follows:

	As of September 30, 2020		Covenant Limit		Excess Coverage
Total Gross Leverage
Consolidated Indebtedness / Covenant EBITDA	6.36	x	7.50	x	1.14	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2018 Credit Facility

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2020:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)
2017 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$313.9	5.0%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	348.3	7.375%
2018 Credit Facility, net of original issue discount and issuance costs (fixed rate)	131.8	12.875%
MGM National Harbor Loan, net of original issue discount and issuance costs (fixed rate, including PIK)	55.6	11.0%
Asset-backed credit facility (variable rate)(1)	27.5	2.40%

(1)	Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate set forth above.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2020 and 2019, respectively:

	2020	2019
	(In thousands)
Net cash flows provided by operating activities	$64,443	$51,048
Net cash flows (used in) provided by investing activities	$(3,651)	$9,553
Net cash flows provided by (used in) financing activities	$8,358	$(44,588)

Net cash flows provided by operating activities were approximately $64.4 million and $51.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash flow from operating activities for the nine months ended September 30, 2020, increased from the prior year primarily due to timing of collections of accounts receivable and lower payments for content assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $3.7 million for the nine months ended September 30, 2020 and net cash flows provided by investing activities were $9.6 million for the nine months ended September 30, 2020 and 2019, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.2 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2019, the Company received proceeds of approximately $13.5 million for the sale of the remaining Detroit station and translators. We took ownership of WQMC-LD on February 24, 2020 for total consideration of $475,000 for the nine months ended September 30, 2020.

Net cash flows provided by financing activities were approximately $8.4 million compared to net cash flows used in financing activities of approximately $44.6 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we repaid approximately $34.9 million and $37.6 million in outstanding debt, respectively. During the nine months ended September 30, 2020 we received net proceeds of approximately $27.5 million on our ABL Facility. During the nine months ended September 30, 2020, we borrowed approximately $3.6 million on the MGM National Harbor Loan. We repurchased approximately $3.6 million and $5.3 million of our Class A and Class D Common Stock during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we received proceeds of approximately $2.0 million from the exercise of stock options. During the nine months ended September 30, 2019, the Company distributed $658,000 of contingent consideration related to the Moguldom acquisition. Reach Media paid approximately $1.0 million in dividends to noncontrolling interest shareholders during each of the nine months ended September 30, 2020 and 2019. Finally, the Company received proceeds of approximately $14.8 million from the issuance of Class A Common Stock, net of fees paid during the nine months ended September 30, 2020.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2020, we had approximately $516.4 million in broadcast licenses and $223.8 million in goodwill, which totaled $740.2 million, and represented approximately 61.2% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

For the nine months ended September 30, 2020, the Company recorded an impairment charge of approximately $15.9 million related to its Atlanta market and Indianapolis goodwill balances and also a charge of approximately $66.8 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses. For the nine months ended September 30, 2019, the Company recorded an impairment charge of approximately $3.8 million related to its Detroit market radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. During the first quarter of 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended June 30, 2020. Based on the latest market data obtained by the Company in the third quarter of 2020, the total anticipated market revenue growth for certain markets in which we operate continues to be below that assumed in our first quarter impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2020. As a result of that testing, the Company recorded a non-cash impairment charge of approximately $19.1 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia and Raleigh market radio broadcasting licenses. We did not identify any impairment indicators for the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company recorded a non-cash impairment charge of approximately $3.8 million associated with our Detroit market radio broadcasting licenses. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments where impairment was recorded for 2020.

Radio Broadcasting	September 30,	March 31,
Licenses	2020 (a)	2020 (a)
Impairment charge (in millions)	$19.1	$47.7
Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	(10.7)% – (16.8)%	(13.3)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	0.7% – 1.1%
Mature Market Share Range	6.7% – 23.9%	6.9% – 25.0%
Mature Operating Profit Margin Range	27.7% –37.1%	27.6% –39.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

As noted above, during the first and third quarters of 2020 due to the COVID-19 pandemic, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the three months ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $6.0 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our other reportable segments for the three months ended June 30, 2020. During the three months ended September 30, 2020, the Company recorded a non-cash impairment charge of approximately $10.0 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our reportable segments for the three months ended September 30, 2019. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments where impairment was recorded for 2020.

Goodwill (Radio Market	September 30,	March 31,
Reporting Units)	2020 (a)	2020 (a)
Impairment charge (in millions)	$10.0	$6.0
Discount Rate	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	(26.6)% – 34.7%	(14.5)% – (12.9)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.9% – 1.1%	0.9% – 1.1%
Mature Market Share Range	8.4% – 12.7%	11.1% – 13.0%
Mature Operating Profit Margin Range	27.7% – 48.1%	29.4% – 39.0%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the nine months ended September 30, 2020, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

In the assessment of all available evidence, an important piece of objectively verifiable evidence is evaluating a cumulative income or loss position over the most recent three-year period. Historically, the Company maintained a full valuation against the net DTAs, principally due to overwhelming objectively verifiable negative evidence in the form of a cumulative loss over the most recent three-year period. However, during the quarter ended December 31, 2018, the Company achieved three years of cumulative income, which removed the most heavily weighted piece of objectively verifiable negative evidence from our evaluation of the realizability of DTAs. Moreover, in combination with the three years of cumulative income and other objectively verifiable positive evidence that existed as of the quarter ended December 31, 2018, management believed that there was sufficient positive evidence to conclude that it was more likely than not that a material portion of its net DTAs were realizable. Consequently, the Company reduced its valuation allowance during the quarter ended December 31, 2018, in addition to the reduction of the valuation allowance during the quarter ended December 31, 2017.

As of the quarter ended September 30, 2020, management continues to weigh the objectively verifiable evidence associated with its cumulative income or loss position over the most recent three-year period. Further, as of the quarter ended September 30, 2020, the Company continues to have three years of cumulative income. Management also considered the cumulative income includes non-deductible pre-tax expenditures that, while included in pre-tax earnings, are not a component of taxable income and therefore are not expected to negatively impact the Company's ability to realize the tax benefit of the DTAs in current or future years.

As part of the 2017 Tax Act, IRC Section 163(j) limits the timing of the tax deduction for interest expense. In conjunction with evaluating and weighing the aforementioned negative and positive evidence from the Company’s historical cumulative income or loss position, management also evaluated the impact that interest expense has had on our cumulative income or loss position over the most recent three-year period. A material component of the Company’s expenses is interest and has been the primary driver of historical pre-tax losses. As part of our evaluation of positive evidence, management is adjusting for the IRC Section 163(j) interest expense limitation on projected taxable income as part of developing forecasts of taxable income sufficient to utilize the Company’s federal and state net operating losses that are not subject to annual limitation resulting from the 2009 ownership shift as defined under IRC Section 382.

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

CAPITAL AND COMMERCIAL COMMITMENTS:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in December 2020 through October 2028. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Indebtedness

We have several debt instruments outstanding within our corporate structure. We incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matures on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 2022 Notes. We also have approximately $350.0 million outstanding in our 2022 Notes. Finally, on December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) and the Company also closed on a $50.0 million loan secured by our interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”). See “Liquidity and Capital Resources.” See the current balances outstanding in the “Type of Debt” section as part of the “Liquidity and Capital Resources” section above. See Note 9 – Subsequent Events in the footnotes to the consolidated financial statements.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of September 30, 2020:

	Payments Due by Period
Contractual Obligations	Remainder of 2020	2021	2022	2023	2024	2025 and Beyond	Total
	(In thousands)
7.375% Senior Subordinated Notes(1)	$6,453	$25,813	$357,529	$—	$—	$—	$389,795
2017 Credit facility(2)	5,598	24,907	24,633	316,363	—	—	371,501
2018 Credit facility(2)	9,233	35,216	124,009	—	—	—	168,458
Other operating contracts/agreements(3)	27,181	67,454	20,939	12,325	10,834	35,395	174,128
Operating lease obligations	3,352	12,547	11,499	9,618	8,812	11,660	57,488
MGM National Harbor Loan	1,598	6,518	69,433	—	—	—	77,549
Total	$53,415	$172,455	$608,042	$338,306	$19,646	$47,055	$1,238,919

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of September 30, 2020.

(2)	Includes interest obligations based on effective interest rate, and projected interest expense on credit facilities outstanding as of September 30, 2020.

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, asset-backed credit facility and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $87.7 million has not been recorded on the balance sheet as of September 30, 2020, as it does not meet recognition criteria. Approximately $8.6 million relates to certain commitments for content agreements for our cable television segment, approximately $13.6 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of September 30, 2020, the Company had letters of credit totaling $871,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of the Urban One Form 10-K filing for the year ended December 31, 2019, the Company identified three material weaknesses that required remediation.  The Company began addressing these areas during the first quarter of 2020. We have substantially completed the remediation activities and believe that we have strengthened our controls to address the identified material weaknesses. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively. We expect to complete the remediation process in 2020. Other than the remediation actions disclosed in Item 9A. of the 2019 Form 10-K, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As discussed in Item 9A. of our 2019 Form 10-K, we have initiated several remedial procedures to address the material weaknesses in our internal control over financial reporting. These remedial procedures will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by fiscal year end.

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

Item 1A.  Risk Factors

Impact of Public Health Crisis

An epidemic or pandemic disease outbreak, such as the current COVID-19 outbreak, could cause, is currently causing and could continue to cause, significant disruption to our business operations. Measures taken by governmental authorities and private actors to limit the spread of this virus are interfering with the ability of the Company’s employees, suppliers, and customers to conduct their functions and business in a normal manner. Further, the demand for advertising across our various segments/platforms is linked to the level of economic activity and employment in the United States. Specifically, our business is heavily dependent on the demand for advertising from consumer-focused companies. The recent and significant dislocation of consumer demand due to social distancing and government interventions (such as lockdowns or shelter in place policies) has caused, and could further cause, advertisers to reduce, postpone or eliminate their marketing spending generally, and on our platforms in particular. Continued or future social distancing, government interventions and/or recessions could have a material adverse effect on our business and financial condition. Moreover, continued or future declines or disruptions due to the COVID-19 outbreak, could adversely affect our business and financial performance. The COVID-19 outbreak has had an impact on certain of the Company’s revenue and alternative revenue sources. Most notably, a number of advertisers across significant advertising categories have reduced advertising spend due to the outbreak, particularly within our radio segment which derives substantial revenue from local advertisers, including in areas currently considered “hotspots” such as Texas, Ohio and Georgia, who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales of other tent pole special events, some of which we had to cancel. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Outbreaks in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results.

We anticipate continued decreases in revenues due to the COVID-19 pandemic. As such we assessed our operations considering a variety of factors, including but not limited to, media industry financial reforecasts for 2020, expected operating results, estimated net cash flows from operations, future obligations and liquidity, capital expenditure commitments and projected debt covenant compliance. If the Company were unable to meet financial covenant under certain of our outstanding debt covenants, an event of default would occur and the Company’s debt would have to be classified as current, which the Company would be unable to repay if lenders were to call the debt.

To address the matter, the Company proactively implemented certain cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating discretionary bonuses and merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions. Further, out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, the Company drew approximately $27.5 million on its ABL Facility on March 19, 2020. While management estimates that these expense reduction measures, as well as other certain other remedial actions that remain available in the event of sustained or further revenue decline, will be sufficient to provide the Company with adequate liquidity and capacity to maintain covenant compliance, given the unprecedented nature of the pandemic (including the breadth and duration of its economic impact on both business and consumer spending), the extent to which the pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with complete accuracy.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 12, 2020

