Form 10-K
period 2020-12-31
URBAN ONE, INC.
filed 2021-03-31
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 12, 2021
Class A Common Stock, $.001 par value	6,327,900
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,928,906
Class D Common Stock, $.001 par value	37,040,505

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2020, was approximately $69.9 million.

URBAN ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2020

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers, including as a result of the ongoing COVID-19 pandemic;

•	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	The extent of the impact of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Houston; and Washington, DC), including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for advertising across our various media;

•	local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic, including the risks of a global recession or a recession in one or more of our key markets, the impact that these economic conditions may have on us and our customers, and our assessment of that impact;

•	risks associated with the implementation and execution of our business diversification strategy;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	regulation by certain gaming commissions relative to maintaining our interests, or our creditors ability to foreclose on collateral that includes our interests in, in any gaming licenses, joint ventures or other gaming and casino investments;

•	risks associated with our investment in gaming businesses that are managed or operated by persons not affiliated with us and over which we have little or no control;

•	changes in our key personnel and on-air talent;

•	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;

•	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;

•	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Urban One, Inc. (a Delaware corporation originally formed in 1980 and hereinafter referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2020, we owned and/or operated 63 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 7 HD stations, and the 2 low power television stations we operate) located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor Casino, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate our other brands, such as TV One, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and targeting our African-American and urban audiences.

Recent Developments

Impact of Public Health Crisis

Throughout 2020, the COVID-19 pandemic had an impact on certain of our revenue and alternative revenue sources. Most notably, a number of advertisers across significant advertising categories reduced advertising spend due to the outbreak. This was particularly true within our radio segment which derives substantial revenue from local advertisers, including in areas such as Texas, Ohio and Georgia. The economies in these areas were hit particularly hard due to social distancing and other government interventions. Further, the COVID-19 outbreak caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales of other tent pole special events, some of which we had to cancel. We do not carry business interruption insurance to compensate us for losses that occurred in 2020 and such losses may continue to occur as a result of the ongoing nature of the COVID-19 pandemic. Outbreaks in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results. Likewise, our income from our investment in MGM National Harbor Casino has been negatively affected by closures and limitations on occupancy imposed by state and local governmental authorities.

We anticipate continued decreases in revenues due to ongoing nature of the COVID-19 pandemic.  As such, we assessed our operations considering a variety of factors, including but not limited to, media industry financial reforecasts, expected operating results, estimated net cash flows from operations, future obligations and liquidity, capital expenditure commitments and projected debt covenant compliance.  If we had been unable to meet financial covenants under certain of our debt instruments outstanding in 2020, an event of default could have occurred and our debt could have been required to be classified as current, which we could have been unable to repay if lenders were to call the debt.

To address the matter, we proactively implemented certain cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions. Further, out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, we drew approximately $27.5 million on our ABL Facility (as defined below) on March 19, 2020. As operating conditions improved throughout the year, we were able to accumulate cash and all amounts outstanding under our ABL Facility (as defined below) were repaid on December 22, 2020, and as of December 31, 2020, no amounts were outstanding. Finally in January 2021, we refinanced our debt to include less restrictive terms in certain instances, which we anticipate providing greater operating flexibility (See 2028 Notes Offering below).

On November 9, 2020, we completed an exchange of 99.15% of our outstanding 7.375% Senior Secured Notes due 2022 (the “7.375% Notes”) for $347 million aggregate principal amount of newly issued 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”) (the “Exchange Offer”). In connection with the Exchange Offer, we also entered into an amendment to certain terms of our 2018 Credit Facility (as defined below) including the extension of the maturity date of the 2018 Credit Facility to March 31, 2023. (See 2028 Notes Offering below).

On November 6, 2020, we announced that we had signed a definitive asset exchange agreement with Entercom Communications Corp. pursuant to which we will receive the following Charlotte stations:  WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio).  As part of the transaction, we will transfer three radio stations to Entercom: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary).  The deal is subject to Federal Communications Commission (“FCC”) approval and other customary closing conditions and is anticipated to close early in the second quarter. We also concurrently sold the remaining WFUN-FM assets in a separate transaction.

On December 19, 2019, we entered into both an asset purchase agreement (“APA”) and a time brokerage agreement (“TBA”) with Guardian Enterprise Group, Inc. and certain of its affiliates (collectively, “GEG”) with respect to the acquisition and interim operation of low power television station WQMC-LD in Columbus, Ohio. Pursuant to the TBA, in January 2020, we began to operate WQMC-LD until such time as the purchase transaction could close under the APA after approval by the FCC. Under the terms of the TBA, we paid a monthly fee as well as certain operating costs of WQMC-LD, and, in exchange, we retained all revenues from the sale of the advertising within the programming. After receipt of FCC approval, we closed the transactions under the APA and took ownership of WQMC-LD on February 24, 2020.

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

On December 4, 2018, the Company and certain of its subsidiaries entered into a credit agreement (“2018 Credit Facility”), among the Company, the lenders party thereto from time to time, Wilmington Trust, National Association, as administrative agent, and TCG Senior Funding L.L.C., as sole lead arranger and sole book-runner. The 2018 Credit Facility, provided $192.0 million in term loan borrowings. Concurrently, on December 4, 2018, Urban One Entertainment SPV, LLC and its immediate parent, Radio One Entertainment Holdings, LLC, each of which is a wholly owned subsidiary of the Company, entered into a credit agreement, providing $50.0 million in term loan borrowings (the “MGM National Harbor Loan”). The net proceeds of term loan borrowings under the 2018 Credit Facility and the MGM National Harbor Loan were used to refinance and redeem substantially all of the Company’s outstanding 2020 Notes. Simultaneously with entry into the 2018 Credit Facility and the MGM National Harbor Loan, the Company announced the launch of a cash tender offer for any and all of its 2020 Notes. Under the Tender Offer, the Company accepted for purchase $213,255,000 aggregate principal amount of the 2020 Notes, and paid for such 2020 Notes on December 20, 2018. Concurrently with that settlement, the Company also repurchased at par of approximately $29.7 million aggregate principal amount of 2020 Notes from certain lenders under the new credit facilities. Immediately following these settlements, approximately $2.0 million aggregate principal amount of 2020 Notes remained outstanding. Such 2020 Notes were the subject of the 2020 Redemption Notice described above. (The 2018 Credit Facility and MGM National Harbor Loan are more fully described in Note 9 of our consolidated financial statements — Long-Term Debt.)

PPP Loans

On December 27, 2020, the Consolidated Appropriations Act of 2021 was signed into law. The legislation creates a second round of Paycheck Protection Program (“PPP”) loans of up to $2 million available to businesses with 300 or fewer employees that have sustained a 25% revenue loss in any quarter of 2020. Certain of the new PPP provisions may benefit broadcasters such as the Company. The provisions (i) allow individual TV and radio stations to apply for PPP loans as long as the individual TV or radio station employs not more than 300 employees per physical location; (ii) permit the Small Business Administration (“SBA”) to make loans up to $10 million total across TV and radio stations owned by a station group; (iii) require newly eligible individual TV and radio stations to make a good faith certification that proceeds of the loan will be used to support expenses for the production or distribution of locally-focused or emergency information; and (iv) waive any prohibition on loans to broadcast stations owned by publicly traded entities.  On January 29, 2021, the Company submitted an application for participation in the PPP loan program. There is no guarantee that the Company will be awarded any loan monies. While certain of the loans may be forgivable, to the extent the Company is awarded the loans the amount may constitute debt under the 2028 Notes (as defined below) and increase the Company’s leverage prior to repayment or forgiveness.

2028 Notes Offering

On January 7, 2021, the Company launched an offering (the “2028 Notes Offering”) of $825 million in aggregate principal amount of senior secured notes due 2028 (the “2028 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries.  The 2028 Notes mature on February 1, 2028 and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum. On January 8, 2021, the Company entered into a purchase agreement with respect to the 2028 Notes at an issue price of 100% and the 2028 Notes Offering closed on January 25, 2021.

The Company used the net proceeds from the 2028 Notes Offering, together with cash on hand, to repay or redeem (1) the loans outstanding under that certain Credit Agreement, dated as of April 18, 2017, by and among the Company, various lenders party thereto, Guggenheim Securities Credit Partners, LLC, as administrative agent, and The Bank of New York Mellon, as collateral agent (the “2017 Credit Facility”), (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer. Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged.

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

As of December 31, 2020, we owned and/or operated 63 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 7 HD stations, and the 2 low power television stations we operate but excluding translators) located in 13 of the most populous African-American markets in the United States. The following tables set forth further selected information about our portfolio of radio stations as of December 31, 2020.

	Urban One						Market Data
Market	Number of Stations*				Entire Audience Four Book Average Audience Share(1)		Ranking by Size of African-American Population Persons 12+(2)	Estimated Fall 2019 Metro Population Persons 12+
	FM	AM	HD	LP/TV**			Total (millions)	African- American %
Atlanta	4		1		13.2	2	5.0	36
Washington, DC	4	2			10.9	3	5.0	27
Houston	3		1		10.3	6	6.0	18
Dallas	2				4.1	5	6.4	17
Philadelphia	2		2		5.4	7	4.6	21
Baltimore	2	2	1		15.8	11	2.4	30
Charlotte	6	1			20.9	12	2.4	23
Raleigh-Durham	4				19.6	18	1.7	22
Cleveland	2	2	1		12.6	20	1.8	20
Richmond(3)	4	2			18.6	23	1.1	30
Columbus	5			1	7.3	25	1.7	17
Indianapolis	3	1	1	1	10.7	30	1.6	17
Cincinnati	2	1			5.7	36	1.9	13
Total	43	11	7	2

(1)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2020 Nielsen Survey.

(2)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2020.

(3)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

*	19 non-independently formatted HD stations and 12 non-independently formatted translators owned and operated by the Company are not included in the above station count. Changes in the programming of our HD stations or translators may alter our station count from time to time.

**	Low power television station

Market	Market Rank Metro Population 2020	Format	Target Demo
Atlanta	7

WAMJ/WUMJ		Urban AC	25-54
WHTA		Urban Contemporary	18-34
WPZE		Contemporary Inspirational	25-54
WAMJ-HD-2		Urban Contemporary	25-54

Baltimore	23

WERQ		Urban Contemporary	18-34
WOLB		News/Talk	35-64
WWIN-FM		Urban AC	25-54
WWIN-AM		Gospel	35-64
WLIF-HD-2		Contemporary Inspirational	25-54

Charlotte	21

WPZS		Contemporary Inspirational	25-54
WOSF		Urban AC / Old School	25-54
WQNC		Urban Contemporary	18-34
WBT-AM		News Talk	25-54
WBT-FM		News Talk	25-54
WFNZ		Sports Talk	25-54
WLNK		Hot Adult Contemporary	25-54

Cincinnati	33

WIZF		Urban Contemporary	18-34
WOSL		Urban AC / Old School	25-54
WDBZ-AM		Urban AC / Old School	35-64

Cleveland	35

WENZ		Urban Contemporary	18-34
WERE-AM		News/Talk	35-64
WJMO-AM		Contemporary Inspirational	35-64
WZAK		Urban AC	25-54
WENZ-HD-2		Contemporary Inspirational	35-64

Columbus	36

WCKX		Urban Contemporary	18-34
WXMG		Urban AC	25-54
WBMO		Urban Contemporary	18-34
WJYD		Contemporary Inspirational	25-54
WWLG		Hispanic	25-54
WQMC-TV		Television	25-54

Dallas	5

KBFB		Urban Contemporary	18-34
KZJM		Urban Contemporary	25-54

Houston	6

KBXX		Urban Contemporary	18-34
KMJQ		Urban AC	25-54
KROI		Pop/CHR	18-34
KMJQ-HD2		Contemporary Inspirational	25-54

Indianapolis	39

WTLC-FM		Urban AC	25-54
WHHH		Urban Contemporary	18-34
WNOW		Pop/CHR	18-34
WTLC-AM		Contemporary Inspirational	35-64
WNOW-HD2		Regional Mexican	25-54
WDNI-TV		Television	25-54

Philadelphia	9

WPPZ		Adult Contemporary	25-54
WRNB		Mainstream Urban	25-54
WPPZ-HD2		Contemporary Inspirational	25-54
WRNB-HD2		Urban AC	25-54

Raleigh	37

WFXC/WFXK		Urban AC	25-54
WQOK		Urban Contemporary	18-34
WNNL		Contemporary Inspirational	25-54

Richmond (1)	52

WKJS/WKJM		Urban AC	25-54
WCDX		Urban Contemporary	18-34
WPZZ		Contemporary Inspirational	25-54
WXGI-AM/WTPS-AM		Sports	25-54

Washington DC	8

WKYS		Urban Contemporary	18-34
WMMJ/WDCJ		Urban AC	25-54
WPRS		Contemporary Inspirational	25-54
WOL-AM		News/Talk	35-64
WYCB-AM		Gospel	35-64

AC-refers to Adult Contemporary

CHR-refers to Contemporary Hit Radio

Pop-refers to Popular Music

Old School - refers to Old School Hip/Hop

(1)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

For the year ended December 31, 2020, approximately 34.7% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four (Houston, Washington, DC, Atlanta and Baltimore) of the 14 markets in which we operated radio stations throughout 2020 or a portion thereof accounted for approximately 55.0% of our radio station net revenue for the year ended December 31, 2020. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 18.0% of our total consolidated net revenue for the year ended December 31, 2020. Revenue from the operations of Reach Media, along with revenue from the four significant contributing radio markets, accounted for approximately 27.2% of our total consolidated net revenue for the year ended December 31, 2020. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the four significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

Radio Advertising Revenue

Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 53.2% of our net revenue from our core radio business for the year ended December 31, 2020, was generated from the sale of local advertising and 45.3% from sales to national advertisers, including network/syndication advertising. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales, and revenue related to sponsored events, management fees and other alternative revenue.

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

Reach Media, our syndicated radio unit, primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell, the Russ Parr Morning Show, and the DL Hughley Show. In addition to being broadcast on 50 Urban One stations, our syndicated radio programming also was available on over 205 non-Urban One stations throughout the United States as of December 31, 2020.

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

Congress, the FCC and, in some cases, other federal agencies and local jurisdictions are considering or may in the future consider and adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

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

FCC License Grants and Renewals.  In making licensing determinations, the FCC considers an applicant’s legal, technical, character and other qualifications. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years.

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

Urban One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we hold the license as of December 31, 2020. Stations which we do not own as of December 31, 2020, but operate under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station’s antenna and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station.

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT in Meters	Operating Frequency	Expiration Date of FCC License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2028
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2028
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2028
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2028

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2027
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2027
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2027
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2027
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2027
	WDCJ-FM	2017	A	2.85	145.0	92.7 MHz	10/1/2027
	WTEM-AM	2018	B	50	N/A	980 kHz	10/1/2027

Philadelphia	WPHI-FM	1997	A	0.27	338.0	103.9 MHz	8/1/2022
	WRNB-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2022
	WPPZ-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2022

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2021
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2021
	KROI-FM	2004	C1	22.00	526	92.1 MHz	8/1/2021

Dallas	KBFB-FM	2000	C	100.0	574	97.9 MHz	8/1/2021
	KZMJ-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2021

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2027
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2027
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2027
	WERQ-FM	1993	B	37.0	173.0	92.3 MHz	10/1/2027

Charlotte	WQNC-FM	2000	C3	10.5	154.0	92.7 MHz	12/1/2027
	WPZS-FM	2004	A	6.0	94.0	100.9 MHz	12/1/2027
	WOSF-FM	2014	C1	51.0	395.0	105.3 MHz	12/1/2027

St. Louis	WFUN-FM	1999	C3	10.5	155.0	95.5 MHz	12/1/2021
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2029

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2028
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2028
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2028
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2028

Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2027
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2027
	WFXC-FM	2000	C3	13.0	141.0	107.1 MHz	12/1/2027
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2027

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2027
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2027
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2027
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2027
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2027
	WXGI-AM	2017	D	3.9	N/A	950 kHz	10/1/2027

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2028
	WBMO-FM	2001	A	6.0	99.0	106.3 MHz	10/1/2028
	WXMG-FM	2016	B	21.0	232.0	95.5 MHz	10/1/2028
	WJYD-FM	2016	A	6.0	100.0	107.1 MHz	10/1/2028

Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2028
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2028
	WNOW-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2028
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2028

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2028
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2028
	WOSL-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2028

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

The FCC applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Certain passive investors that hold stock for investment purposes only are deemed attributable with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station if the brokering station supplies programming for more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder, and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions, generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or the holder of an attributable interest in a same-market radio station, television station or daily newspaper will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

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

FCC rules currently in effect also limit the number of radio stations that may be commonly owned (or in which common attributable interests may be held) with television stations in the same market, and generally prohibit the common ownership (or common attributable interests) in a radio station and a daily newspaper in the same market.

The media ownership rules are subject to review by the FCC every four years. In August 2016, the FCC issued an order concluding its 2010 and 2014 quadrennial reviews. The August 2016 decision retained the local radio ownership rule, the radio-television cross-ownership rule and the prohibition on newspaper-broadcast cross-ownership without significant changes. In November 2017, the FCC adopted an order reconsidering the August 2016 decision and modifying it in a number of respects. The November 2017 order on reconsideration did not significantly modify the August 2016 decision with respect to the local radio ownership limits. It did, however, eliminate the FCC’s previous limits on radio/television cross-ownership and newspaper/broadcast cross-ownership effective February 7, 2018. In September 2019, however, a federal appeals court vacated the FCC’s November 2017 order on reconsideration, as a result of which the radio/television and newspaper/broadcast cross-ownership rules have been reinstated. The U.S. Supreme Court has granted certiorari to review the September 2019 appeals court ruling, and a decision is expected in 2021. The FCC’s 2018 quadrennial review of its media ownership rules, which commenced in December 2018, is currently pending.

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

Employees

As of December 31, 2020, we employed 753 full-time employees and 459 part-time employees. Our employees are not unionized.

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

Risks Related to the Nature and Operations of Our Business

Impact of Ongoing Public Health Crisis

An epidemic or pandemic disease outbreak, such as the ongoing COVID-19 pandemic, could cause, and is causing, significant disruption to our business operations. Measures taken by governmental authorities and private actors to limit the spread of the virus have interfered and continue to interfere with the ability our employees, suppliers, and customers to conduct their functions and business in a normal manner. Further, the demand for advertising across our various segments/platforms is linked to the level of economic activity and employment in the U.S. Specifically, our business is heavily dependent on the demand for advertising from consumer-focused companies. The significant dislocation of consumer demand due to social distancing and government interventions (such as lockdowns or shelter in place policies) has caused, and could further cause, advertisers to reduce, postpone or eliminate their marketing spending generally, and on our platforms in particular. Continued or future social distancing, government interventions and/or recessions could have a material adverse effect on our business and financial condition. Moreover, continued or future declines or disruptions due to the COVID-19 pandemic and new variants of COVID-19, could adversely affect our business and financial performance. The COVID-19 pandemic has had an impact on certain of the Company's revenue and alternative revenue sources. Most notably, a number of advertisers across significant advertising categories have reduced advertising spend due to the outbreak, particularly within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak has caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and was impairing ticket sales of other tent pole special events. We do not carry business interruption insurance to compensate us for losses that may occur as a result of any of these interruptions and continued impacts from the COVID-19 outbreak. Outbreaks in the markets in which we operate (particularly in our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results.

The state and condition of the global financial markets and fluctuations in the global and U.S. economies may have an unpredictable impact on our business and financial condition.

From time to time, the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced upward and/or downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, advertising is a discretionary and variable business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market in which we operate, also may have a significant effect on us. Radio revenues in the markets in which we operate may also face greater challenges than the U.S. economy generally and may remain so. Radio revenues in certain markets in which we operate have lagged the growth of the general United States economy. Radio revenues in markets in which we operate, as measured by the accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”) were down in 2020. Even in the absence of a general recession or downturn in the economy, an individual business sector (such as the automotive industry) that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.

Any deterioration in the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.

If economic conditions change, or other adverse factors outside our control arise, including continued disruptions due to the pandemic or other social factors, our operations could be negatively impacted, which could prevent us from maintaining liquidity or compliance with our debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, we would implement remedial measures, which could include, but not be limited to, operating cost and capital expenditure reductions and deferrals. In addition, we could implement de-leveraging actions, which may include, but not be limited to, other debt repayments, subject to our available liquidity and contractual ability to make such repayments and/or debt refinancing and amendments.

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

Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Any reduction in advertising expenditures or changes in advertisers’ spending priorities and/or allocations across different types of media/platforms or programming could have an adverse effect on the Company’s revenues and results of operations. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce, or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In addition, advertising revenues in even-numbered years tend to benefit from advertising placed by candidates for political offices and this increase was particularly dramatic in the year-ended December 31, 2020. The effects of such seasonality (including the weather), combined with the severe structural changes that have occurred in the U.S. economy, make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Advertising expenditures also tend to be cyclical and reflect general economic conditions, both nationally and locally. Because we derive a substantial portion of our revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce our revenues or hinder our ability to increase these revenues. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial, entertainment, and retail industries, represent a significant portion of our advertising revenues. Structural changes (such as reduced footprints in retail and the movement of retailers online) and business failures in these industries have affected our revenues and continued structural changes or business failures in any of these industries could have significant further impact on our revenues. Any political, economic, social, or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect our advertising revenues or our ability to increase such revenues. In addition, because many of the products and services offered by our advertisers are largely discretionary items, weakening economic conditions or changes in consumer spending patterns could reduce the consumption of such products and services and, thus, reduce advertising for such products and services. Changes in advertisers’ spending priorities during economic cycles may also affect our results. Pandemics, disasters (domestic or external to the United States), acts of terrorism, political uncertainty or hostilities could also lead to a reduction in advertising expenditures as a result of supply or demand issues, uninterrupted news coverage and economic uncertainty.

Our success is dependent upon audience acceptance of our content, particularly our television and radio programs, which is difficult to predict.

Radio, video, and digital content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which can change quickly and are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict. Our failure to obtain or retain rights to popular content on any part of our multi-media platform could adversely affect our revenues. Further, social distancing measures and governmental restrictions on gatherings can make the production of new content difficult (if not impossible) and this difficulty can translate in to difficulty in making sales to advertiser who prefer to advertise against new content.

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

A disproportionate share of our radio segment revenue comes from a small number of geographic markets and our syndicated radio business, Reach Media.

For the year ended December 31, 2020, approximately 34.7% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four (Houston, Washington, DC, Atlanta and Baltimore) of the 14 markets in which we operated radio stations throughout 2020 or a portion thereof accounted for approximately 55.0% of our radio station net revenue for the year ended December 31, 2020. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 18.0% of our total consolidated net revenue for the year ended December 31, 2020. Revenue from the operations of Reach Media, along with revenue from the four significant contributing radio markets, accounted for approximately 27.2% of our total consolidated net revenue for the year ended December 31, 2020. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the four significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

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

In order to attract consumers and generate increased activity on our digital properties, we believe that we must offer compelling and differentiated content, products and services. However, acquiring, developing, and offering such content, products and services may require significant costs and time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. Further, social distancing and governmental restrictions on gatherings may inhibit our ability to produce content. If we are unable to provide content, products and services that are sufficiently attractive to our digital users, we may not be able to generate the increases in activity necessary to generate increased advertising revenues. In addition, although we have access to certain content provided by our other businesses, we may be required to make substantial payments to license such content. Many of our content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. If we are not able to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to that provided by our digital segment, we may not be able to attract and increase the engagement of digital consumers on our digital properties.

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

As of December 31, 2020, we had approximately $484.1 million in broadcast licenses and $223.4 million in goodwill, which totaled $707.5 million, and represented approximately 59.2% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We recorded impairment charges against radio broadcasting licenses and goodwill of approximately $84.4 million during the year ended December 31, 2020.

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

During the year ended December 31, 2020, the Company recorded an impairment charge of approximately $15.9 million related to its Atlanta market and Indianapolis goodwill balances and also an impairment charge of approximately $68.5 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses.

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

Within our primary business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Currently, subject to renewal, our radio broadcasting licenses expire at various times beginning August 2021 through February 1, 2029. While we anticipate receiving renewals of all of our broadcasting licenses, interested third parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, as amended (the “Communications Act”), or is convicted of a felony or found to have engaged in certain other types of non-FCC related misconduct, the FCC may commence a proceeding to impose fines or other sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

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

On December 13, 2020, SolarWinds Corporation (“SolarWinds”) made its customers, including the Company, aware of a cyberattack against SolarWinds that inserted a vulnerability within its Orion monitoring products, products which the Company uses as a part of its IT infrastructure. SolarWinds advised its customers that this incident was likely the result of a highly sophisticated, targeted and manual supply chain attack by an outside nation state. SolarWinds delivered a communication to its customers, including the Company, that contained risk mitigation steps, including making available a hotfix update to address this vulnerability in part and additional measures that customers could take to help secure their environments. As of the date of this report, while we believe this attack against SolarWinds did not have an impact on the Company, this may not continue to be the case going forward. Following the disclosure from SolarWinds, we have taken steps designed to improve the security of our networks and computer systems. Despite these defensive measures, there can be no assurance that we are adequately protecting our information or that we will not experience future incidents.

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

As disclosed in Part II, Item 9A “Controls and Procedures” of our 2019 Form 10-K, or Item 9A, material weaknesses were identified in our internal control over financial reporting resulting from an error in the Company’s recording of an out-of-period tax provision adjustment of approximately $3.4 million during the quarter ended March 31, 2019, not designing and maintaining effective controls over the completeness and accuracy of the balances of the income tax related accounts during the quarter ended September 30, 2019, and not designing and maintaining effective controls over the adoption of ASC 842 right of use assets and lease liability accounts and related lease accounting activity during the quarter ended December 31, 2019. The specific issues leading to these conclusions were described in Item 9A in “Management’s Report on Internal Control over Financial Reporting” in our 2019 Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We remediated the material weaknesses beginning as part of the third quarter close of 2019 and throughout 2020. However, our remedial measures to address the material weakness may be insufficient and we may in the future discover areas of our internal controls that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.

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

Our cable television segment faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as NetflixTM, HuluTM, AppleTM, AmazonTM and GoogleTM, as well as gaming and other consoles such as Microsoft’s XboxTM, Sony’s PS5TM, Nintendo’s WiiTM, and RokuTM, are aggressively establishing themselves as alternative providers of video services, including online TV services. Most recently, new online distribution services have emerged offering live sports and other content without paying for a traditional cable bundle of channels. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and internet-connected televisions, may impact our cable television segment’s distribution for its services and content. Additionally, devices or services that allow users to view television programs away from traditional cable providers or on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to our cable television segment’s target audiences, our business could be adversely affected.

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

As of December 31, 2020, our Chairperson and her son, our President and CEO, collectively held in excess of 85% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting upon Urban One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Urban One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Urban One.

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

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to our filing status will make our common stock less attractive to investors.

We are a “smaller reporting company” and, thus, have certain decreased disclosure obligations in our SEC filings, including, among other things, simplified executive compensation disclosures and only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects and may make our common stock a less attractive investment.

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

	High	Low
2020
First Quarter	$2.21	$1.06
Second Quarter	$36.30	$1.06
Third Quarter	$19.63	$3.43
Fourth Quarter	$5.78	$4.21

2019
First Quarter	$2.72	$1.93
Second Quarter	$2.93	$1.87
Third Quarter	$2.32	$1.75
Fourth Quarter	$2.93	$1.75

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “UONEK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2020
First Quarter	$2.00	$0.87
Second Quarter	$4.15	$0.63
Third Quarter	$2.37	$0.85
Fourth Quarter	$1.46	$0.95

2019
First Quarter	$2.32	$1.75
Second Quarter	$2.11	$1.78
Third Quarter	$2.24	$1.75
Fourth Quarter	$2.24	$1.90

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 12, 2021, there were approximately 8,546 holders of Urban One’s Class A Common Stock, two holders of Urban One’s Class B Common Stock, three holders of Urban One’s Class C Common Stock, and approximately 6,975 holders of Urban One’s Class D Common Stock.

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

Overview

For the year ended December 31, 2020, consolidated net revenue decreased approximately 13.9% compared to the year ended December 31, 2019. For 2021, our strategy will be to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our multimedia strategy.

The impact of the COVID pandemic, including government interventions that limit normal economic activity, competition from digital audio players, the internet, cable television and satellite radio, among other new media outlets, audio and video streaming on the internet, and consumers’ increased focus on mobile applications, are some of the reasons our core radio business has seen slow or negative growth over the past few years. In addition to making overall cutbacks, advertisers continue to shift their advertising budgets away from traditional media such as newspapers, broadcast television and radio to these new media outlets. Internet companies have evolved from being large sources of advertising revenue for radio companies to being significant competitors for radio advertising dollars. While these dynamics present significant challenges for companies that are focused solely in the radio industry, through our online properties, which includes our radio websites, Interactive One and other online verticals, as well as our cable television business, we are poised to provide advertisers and creators of content with a multifaceted way to reach African-American consumers.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For the Years Ended December 31,
	2020	2019
Radio broadcasting segment	34.7%	40.6%

Reach Media segment	8.2%	10.2%

Digital segment	9.5%	7.3%

Cable television segment	48.2%	42.4%

Corporate/eliminations	(0.6)%	(0.5)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Years Ended December 31,
	2020	2019
Percentage of core radio business generated from local advertising	53.2%	57.2%

Percentage of core radio business generated from national advertising, including network advertising	45.3%	36.8%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the years ended December 31, 2020 and 2019:

	Year Ended December 31,			%
	2020	2019	$ Change	Change
	(Unaudited) (In thousands)
Net Revenue:

Radio Advertising	$137,849	$193,318	$(55,469)	(28.7)%
Political Advertising	22,484	1,445	21,039	1,456.0
Digital Advertising	34,131	31,912	2,219	7.0
Cable Television Advertising	79,732	79,776	(44)	(0.1)
Cable Television Affiliate Fees	99,489	105,071	(5,582)	(5.3)
Event Revenues & Other	2,652	25,407	(22,755)	(89.6)

Net Revenue (as reported)	$376,337	$436,929	$(60,592)	(13.9)%

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

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website.  Additionally, Reach Media operates various other event-related activities.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2020	2019

	(In thousands, except margin data)
Net revenue	$376,337	$436,929
Broadcast and digital operating income	163,891	156,412
Broadcast and digital operating income margin	43.5%	35.8%
Adjusted EBITDA	138,018	133,543
Net (loss) income attributable to common stockholders	(8,113)	925

The reconciliation of net income to broadcast and digital operating income is as follows:

	For the Years Ended December 31,
	2020	2019

	(In thousands)
Net (loss) income attributable to common stockholders, as reported	$(8,113)	$925
Add back non-broadcast and digital operating income items included in net (loss) income:
Interest income	(213)	(150)
Interest expense	74,507	81,400
(Benefit from) provision for from income taxes	(34,476)	10,864
Corporate selling, general and administrative, excluding stock-based compensation	35,860	36,947
Stock-based compensation	2,294	4,784
Loss on retirement of debt	2,894	—
Other income, net	(4,547)	(7,075)
Depreciation and amortization	9,741	16,985
Noncontrolling interests in income of subsidiaries	1,544	1,132
Impairment of long-lived assets	84,400	10,600
Broadcast and digital operating income	$163,891	$156,412

The reconciliation of net (loss) income to adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2020	2019

	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net (loss) income attributable to common stockholders, as reported	$(8,113)	$925
Interest income	(213)	(150)
Interest expense	74,507	81,400
(Benefit from) provision for income taxes	(34,476)	10,864
Depreciation and amortization	9,741	16,985
EBITDA	$41,446	$110,024
Stock-based compensation	2,294	4,784
Loss on retirement of debt	2,894	—
Other income, net	(4,547)	(7,075)
Noncontrolling interests in income of subsidiaries	1,544	1,132
Employment Agreement Award, incentive plan award expenses and other compensation	2,271	4,948
Contingent consideration from acquisition	46	297
Severance-related costs	2,800	1,980
Cost method investment income from MGM National Harbor	4,870	6,853
Impairment of long-lived assets	84,400	10,600
Adjusted EBITDA	$138,018	$133,543

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2020	2019
Statements of Operations:
Net revenue	$376,337	$436,929	$(60,592)	(13.9)%
Operating expenses:
Programming and technical, excluding stock-based compensation	103,813	128,726	(24,913)	(19.4)
Selling, general and administrative, excluding stock-based compensation	108,633	151,791	(43,158)	(28.4)
Corporate selling, general and administrative, excluding stock-based compensation	35,860	36,947	(1,087)	2.9
Stock-based compensation	2,294	4,784	(2,490)	(52.0)
Depreciation and amortization	9,741	16,985	(7,244)	(42.6)
Impairment of long-lived assets	84,400	10,600	73,800	696.2
Total operating expenses	344,741	349,833	(5,092)	(1.5)
Operating income	31,596	87,096	(55,500)	(63.7)
Interest income	213	150	63	42.0
Interest expense	74,507	81,400	(6,893)	(8.5)
Loss on retirement of debt	2,894	—	2,894	100.0
Other income, net	(4,547)	(7,075)	(2,528)	(35.7)
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(41,045)	12,921	(53,966)	(417.7)
(Benefit from) provision for income taxes	(34,476)	10,864	(45,340)	(417.3)
Consolidated net (loss) income	(6,569)	2,057	(8,626)	(419.3)
Noncontrolling interests in income of subsidiaries	1,544	1,132	412	36.4
Net (loss) income attributable to common stockholders	$(8,113)	$925	$(9,038)	(977.1)%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2020	2019
$376,337	$436,929	$(60,592)	(13.9)%

During the year ended December 31, 2020, we recognized approximately $376.3 million in net revenue compared to approximately $436.9 million during the year ended December 31, 2019. These amounts are net of agency and outside sales representative commissions. The decrease in net revenue was due primarily to the impacts of the COVID-19 pandemic which continued to weaken demand for advertising in general, impaired ticket sales and caused the postponement or cancellation of major tent pole special events. Net revenues from our radio broadcasting segment for the year ended December 31, 2020, decreased 26.4% from the same period in 2019. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 26.8% in total revenues for the year ended December 31, 2020, consisting of a decrease of 33.1% in local revenues, a decrease of 24.0% in national revenues, which was offset by an increase of 15.5% in digital revenues. With the exception of our Charlotte, Columbus and Philadelphia markets, we experienced net revenue declines in all of our radio markets, primarily due to lower advertising sales. Net revenue for our Reach Media segment decreased 30.6% for the year ended December 31, 2020, compared to the same period in 2019, due primarily to the postponement of our annual cruise and cancellation of other special events. We recognized approximately $181.6 million from our cable television segment for the year ended December 31, 2020, compared to approximately $185.0 million of revenue for the same period in 2019, due primarily to lower affiliate sales. Net revenue from our digital segment increased $3.7 million and 11.5% for the year ended December 31, 2020, compared to the same period in 2019 due primarily to stronger direct revenues.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2020	2019
$103,813	$128,726	$(24,913)	(19.4)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the year ended December 31, 2020, compared to the same period in 2019 is primarily due to several cost-cutting initiatives at all our segments, specifically compensation savings from employee layoffs, furloughs and salary reductions and on-air talent reductions. Our radio broadcasting segment generated a decrease of approximately $7.7 million for the year ended December 31, 2020, compared to the same period in 2019 due primarily to lower compensation costs, contract labor costs and music licensing fees. Our Reach Media segment generated a decrease of approximately $3.8 million for the year ended December 31, 2020, compared to the same period in 2019 due primarily to contract labor and talent cost reductions. Our cable television segment generated a decrease of approximately $12.3 million for the year ended December 31, 2020, compared to the same period in 2019 due primarily to lower content amortization expense, contract labor and lower compensation costs.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2020	2019
$108,633	$151,791	$(43,158)	(28.4)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The decrease in expense for the year ended December 31, 2020, compared to the same period in 2019, is primarily due to special events costs that were eliminated, lower commissions and national representative fees due to declining revenue, and lower compensation expenses resulting from employee layoffs, furloughs and salary cuts. Other savings include lower promotional expenses and reduced travel and entertainment spending. Our radio broadcasting segment generated a decrease of approximately $20.7 million for the year ended December 31, 2020, compared to the same period in 2019 primarily due to lower compensation costs, national representative fees, special event costs and promotional spending. Our Reach Media segment generated a decrease of approximately $12.0 million for the year ended December 31, 2020, compared to the same period in 2019, primarily due to the cancellation of special events. Our cable television segment generated a decrease of approximately $9.2 million for the year ended December 31, 2020, compared to the same period in 2019 primarily due to lower promotional and advertising expenses, compensation costs and travel and entertainment spending. Our digital segment generated a decrease of $759,000 for the year ended December 31, compared to the same period in 2019, primarily due to lower web services fees.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2020	2019
$35,860	$36,947	$(1,087)	(2.9)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in expense for the year ended December 31, 2020, compared to the same period in 2019 was due to a decrease in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element in his employment agreement, which was partially offset by higher compensation costs.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2020	2019
$2,294	$4,784	$(2,490)	(52.0)%

The decrease in stock-based compensation for the year ended December 31, 2020, compared to the same period in 2019, is primarily due to a decrease in grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2020	2019
$9,741	$16,985	$(7,244)	(42.6)%

The decrease in depreciation and amortization expense for the year ended December 31, 2020, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2020	2019
$84,400	$10,600	$73,800	696.2%

The impairment of long-lived assets for the year ended December 31, 2020, was related to a non-cash impairment charge of approximately $15.9 million recorded to reduce the carrying value of our Atlanta market and Indianapolis market goodwill balances and a charge of approximately $68.5 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. The impairment of long-lived assets for the year ended December 30, 2019, was related to a non-cash impairment charge associated with our Detroit and Indianapolis markets’ radio broadcasting licenses as well as a non-cash impairment charge recorded to reduce the carrying value of our Interactive One goodwill balance.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2020	2019
$74,507	$81,400	$(6,893)	(8.5)%

Interest expense decreased to approximately $74.5 million for the year ended December 31, 2020, compared to approximately $81.4 million for the same period in 2019, due to lower overall debt balances outstanding and lower average interest rates on its 2017 Credit Facility.

Loss on retirement of debt

Year Ended December 31,		Increase/(Decrease)
2020	2019
$2,894	$—	$2,894	100.0%

On November 9, 2020, we completed an exchange (the “Exchange Offer”) of 99.15% of our outstanding 7.375% Senior Secured Notes due 2022 (the “7.375% Notes”) for $347 million aggregate principal amount of newly issued 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”). There was a net loss on retirement of debt of approximately $2.9 million for the year ended December 31, 2020 associated with the Exchange Offer.

Other income, net

Year Ended December 31,		Increase/(Decrease)
2020	2019
$(4,547)	$(7,075)	$(2,528)	(35.7)%

Other income, net, decreased to approximately $4.5 million for the year ended December 31, 2020, compared to approximately $7.1 million for the same period in 2019. We recognized other income in the amount of approximately $4.9 million and $6.9 million, for the years ended December 31, 2020 and 2019, respectively, related to our MGM investment. The decrease is due to the closure and partial re-opening of the MGM casino as a result of the COVID-19 pandemic.

(Benefit from) provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2020	2019
$(34,476)	$10,864	$(45,340)	(417.3)%

During the year ended December 31, 2020, the benefit from income tax was approximately $34.5 million compared to a tax provision of approximately $10.9 million for the year ended December 31, 2019. The decrease in the provision for income taxes was primarily due to the reduction of IRC Section 382 limitations. For the year ended December 31, 2020, the benefit consisted of deferred tax benefit of approximately $35.0 million and current tax expense of $552,000. For the year ended December 31, 2019, the provision consisted of deferred tax expense of approximately $10.3 million and current tax expense of $595,000. The Company continues to maintain a valuation allowance of $277,000 against certain of its deferred tax assets (“DTAs”) in jurisdictions where we do not expect these assets to be realized. The provision resulted in an effective tax rate of 84.0% and 84.1% for the years ended December 31, 2020 and 2019, respectively. The 2020 and 2019 annual effective tax rates primarily reflect taxes at statutory tax rates, the impact of permanent tax adjustments, and the valuation allowance release related to the realizability of certain of the Company’s net operating losses.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2020	2019
$1,544	$1,132	$412	36.4%

The increase in noncontrolling interests in income of subsidiaries was primarily due to higher net income recognized by Reach Media for the year ended December 31, 2020, versus the same period in 2019.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $163.9 million for the year ended December 31, 2020, compared to approximately $156.4 million for the year ended December 31, 2019, an increase of approximately $7.5 million or 4.8%. This increase was due to higher broadcast and digital operating income in our Reach Media, cable television and digital segments, which was partially offset by a decrease in broadcast and digital operating income at our radio broadcasting segment. Our radio broadcasting segment generated approximately $39.8 million of broadcast and digital operating income during the year ended December 31, 2020, compared to approximately $58.3 million during the year ended December 31, 2019, a decrease of $18.5 million. The decrease was primarily due to lower net revenues, partially offset by lower expenses. Reach Media generated approximately $11.8 million of broadcast and digital operating income during the year ended December 31, 2020, compared to approximately $9.7 million during the year ended December 31, 2019, primarily due to lower net revenues, offset by lower expenses. Our digital segment generated $6.0 million of broadcast and digital operating income during the year ended December 31, 2020, compared to $200,000 of broadcast and digital operating income during the year ended December 31, 2019. The increase in our digital segment’s broadcast and digital operating income is primarily due to an increase in net revenues and decreases in programming and technical and selling, general and administrative expenses. Finally, TV One generated approximately $106.3 million of broadcast and digital operating income during the year ended December 31, 2020, compared to approximately $88.3 million during the year ended December 31, 2019, with the increase due primarily to overall lower expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 43.5% for the year ended December 31, 2020, from 35.8% for 2019. The margin increase was primarily attributable to higher broadcast and digital operating income as described above.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility (the “ABL Facility”).

Throughout 2020, the COVID-19 pandemic had a negative impact on certain of our revenue and alternative revenue sources. Most notably, a number of advertisers across significant advertising categories reduced their advertising spend due to the outbreak, particularly within our radio segment which derives substantial revenue from local advertisers, including in areas such as Texas, Ohio and Georgia, who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales of other tent pole special events, some of which we had to cancel. We do not carry business interruption insurance to compensate us for losses that occurred in 2020 and these losses may continue to occur as a result of the ongoing nature of the COVID-19 pandemic. Outbreaks in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results. Likewise, our income from our investment in MGM National Harbor Casino has been negatively affected by closures and limitations on occupancy imposed by state and local governmental authorities.

We anticipate continued decreases in revenues due to the COVID-19 pandemic.  As such, we assessed our operations considering a variety of factors, including but not limited to, media industry financial reforecasts, expected operating results, estimated net cash flows from operations, future obligations and liquidity, capital expenditure commitments and projected debt covenant compliance.  If the Company had been unable to meet financial covenants under certain of our debt covenants outstanding in 2020, an event of default could have occurred and our debt could have been required to be classified as current, which we could have been unable to repay if lenders were to call the debt.  We concluded that the potential that the Company could incur considerable decreases in operating profits and the resulting impact on the Company’s ability to meet its debt service obligations and debt covenants were probable conditions giving rise to a need to assess whether substantial doubt existed over the Company’s ability to continue as a going concern.

To address the matter, we proactively implemented certain cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions. The Company performed a complete reforecast of its anticipated results extending through one year from the date of issuance of the consolidated financial statements. Further, out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, we drew approximately $27.5 million on our ABL Facility on March 19, 2020. As operating conditions improved throughout the year, we were able to accumulate cash and all amounts outstanding under our ABL Facility were repaid on December 22, 2020, and as of December 31, 2020, no amounts were outstanding.

Based on the Company’s forecast of operational activity, its ability to manage and delay any capitalized expenditures and additional variable cost-cutting measures, the Company has adequate cash reserves and sufficient liquidity into the foreseeable future or for the next 12 months. As a result of the cost reduction measures that the Company took in response to the onset of the COVID-19 pandemic, the Company’s current cash balance and, further, considering certain remaining countermeasures the Company can implement in the event of further or continued downturn, the Company anticipates meeting its debt service requirements and is projecting compliance with all debt covenants through one year from the date of issuance of the consolidated financial statements. This estimate is, however, subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of COVID-19 on our business, and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic. See Note 16 – Subsequent Events, for further information on liquidity and capital resources.

On August 18, 2020, the Company entered into an Open Market Sale AgreementSM (the “ATM Sale Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”), through Jefferies as its sales agent. The Company also filed a prospectus supplement pursuant to the Sale Agreement for the offer and sale of its Class A Shares having an aggregate offering price of up to $25 million (the “2020 ATM Program”).

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

As of December 31, 2020, the Company issued and sold an aggregate of 2,859,276 Class A Shares pursuant to the 2020 ATM Program and received gross proceeds of approximately $15.4 million and net proceeds of approximately $14.7 million, after deducting commissions to Jefferies and other offering expenses. See Note 16 – Subsequent Events.

On November 9, 2020, we completed an exchange of 99.15% of our outstanding 7.375% Notes for $347 million aggregate principal amount of newly issued 8.75% Notes. In connection with the Exchange Offer, we also entered into an amendment to certain terms of our 2018 Credit Facility including the extension of the maturity date of the 2018 Credit Facility to March 31, 2023.

See Note 9 to our consolidated financial statements — Long-Term Debt and Note 16 – Subsequent Events, for further information on liquidity and capital resources.

As of December 31, 2020, ratios calculated in accordance with the 2017 Credit Facility were as follows:

	As of December 31, 2020		Covenant Limit		Excess Coverage
Interest Coverage
Covenant EBITDA / Interest Expense	2.23	x	1.25	x	0.98	x

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.10	x	5.85	x	1.75	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2017 Credit Facility

As of December 31, 2020, ratios calculated in accordance with the 2018 Credit Facility were as follows:

	As of December 31, 2020		Covenant Limit		Excess Coverage
Total Gross Leverage
Consolidated Indebtedness / Covenant EBITDA	5.50	x	7.50	x	2.00	x

Covenant EBITDA – Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for certain other adjustments, as defined in the 2018 Credit Facility.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2020:

Type of Debt	Amount Outstanding(2)	Applicable Interest Rate
	(In millions)
2017 Credit Facility, net of original issue discount and issuance costs (at variable rates)(1)	$313.5	5.00%
7.375% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	1.56	7.375%
2018 Credit Facility, net of original issue discount and issuance costs (fixed rate)	127.2	12.875%
MGM National Harbor Loan, net of original issue discount and issuance costs (fixed rate, including PIK)	56.3	11.0%
8.75% Senior Secured Notes, net of original issue discount and issuance costs (fixed rate)	343.8	8.75%
Asset-backed credit facility (variable rate)(1)	—	—%

(1)    Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate set forth above.

(2)    The instruments listed in this table were refinanced as part of the 2028 Notes Offering.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2020 and 2019:

	2020	2019
	(In thousands)
Net cash flows provided by operating activities	$73,867	$58,505
Net cash flows (used in) provided by investing activities	(3,413)	8,355
Net cash flows used in financing activities	(30,142)	(49,204)

Net cash flows provided by operating activities were approximately $73.9 million and $58.5 million for the years ended December 31, 2020 and 2019, respectively. Cash flow from operating activities for the year ended December 31, 2020, increased from the prior year primarily due to timing of collections of accounts receivable, payments of accrued compensation and lower payments for content assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $3.4 million for the year ended December 31, 2020 and net cash flows provided by investing activities were $8.4 million for the year ended December 31, 2019. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.8 million and $5.1 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2019, the Company received proceeds of approximately $13.5 million for the sale of the remaining Detroit station and translators. We took ownership of WQMC-LD on February 24, 2020 for total consideration of $475,000 and we also sold property for proceeds of $860,000 for the year ended December 31, 2020.

Net cash flows used in financing activities were approximately $30.1 million and $49.2 million for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company repaid approximately $40.5 million and $42.1 million, respectively, in outstanding debt. During the years ended December 31, 2020 and 2019, we repurchased approximately $3.6 million and $5.5 million of our Class A and Class D Common Stock, respectively. Reach Media paid approximately $2.8 million and $1.0 million, respectively in dividends to noncontrolling interest shareholders for the years ended December 31, 2020 and 2019. During the year ended December 31, 2019, the Company distributed $658,000 of contingent consideration related to the Moguldom acquisition. During the year ended December 31, 2020, we borrowed approximately $3.6 million on the MGM National Harbor Loan. During the year ended December 31, 2020, we paid approximately $3.5 million in debt refinancing costs. During the year ended December 31, 2020, we received proceeds of approximately $2.0 million from the exercise of stock options. Finally, the Company received proceeds of approximately $14.7 million from the issuance of Class A Common Stock, net of fees paid during the year ended December 31, 2020.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2020, we had approximately $484.4 million in broadcast licenses and $223.4 million in goodwill, which totaled $707.5 million, and represented approximately 59.2% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 31, 2020 and 2019, we recorded impairment charges against radio broadcasting licenses and goodwill, collectively, of approximately $84.4 million and $10.6 million, respectively. Significant impairment charges have been an on-going trend experienced by media companies in general, and are not unique to us.

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

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders and business restrictions were dramatically impacting certain of the Company's revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions.

As a result, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. During the first quarter of 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta market and Indianapolis market goodwill balances and the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended June 30, 2020. Based on the latest market data obtained by the Company in the third quarter of 2020, the total anticipated market revenue growth for certain markets in which we operate continues to be below that assumed in our first quarter impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2020. As a result of that testing, the Company recorded a non-cash impairment charge of approximately $10.0 million related to its Atlanta market and Indianapolis market goodwill balances and the Company recorded a non-cash impairment charge of approximately $19.1 million for the three months ended September 30, 2020 associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia and Raleigh market radio broadcasting licenses. As part of our annual testing, there was no additional impairment identified; however we recorded an impairment charge of approximately $1.7 million associated with the estimated asset sale consideration for one of our St. Louis radio broadcasting licenses.

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

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 17 reporting units as of our October 2020 annual impairment assessment, consisting of each of the 14 radio markets within the radio division (we retained ownership of our St. Louis market assets as of December 31, 2020) and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if an impairment indicator is present and also perform annual testing by comparing the fair value of the reporting unit with its carrying amount. We recognize an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. The impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing performed where an impairment charge was recorded since January 1, 2019.

Radio Broadcasting	October 1, 2020	September 30,	March 31,	October 1,	June 30,
Licenses		2020 (a)	2020 (a)	2019	2019 (*)
Impairment charge (in millions)	$1.7*	$19.1	$47.7	1.0	$3.8
Discount Rate	9.0%	9.0%	9.5%	9.0%	*
Year 1 Market Revenue Growth Rate Range	(10.7)% – (16.0)%	(10.7)% – (16.8)%	(13.3)	0.9% – 1.8%	*
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	0.7% – 1.1%	0.7% – 1.1	0.7% – 1.1%	*
Mature Market Share Range	6.7% – 23.9%	6.7% – 23.9%	6.9% – 25.0	6.9% – 25.0%	*
Mature Operating Profit Margin Range	27.7% – 37.1%	27.7% –37.1%	27.6% –39.7	27.6% – 39.7%	*

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.
(*)	License fair value based on estimated asset sale consideration.

Goodwill (Radio Market	October 1,	September 30,	March 31,	October 1,
Reporting Units)	2020 (a)	2020 (a)	2020 (a)	2019(a)
Impairment charge (in millions)	$—	$10.0	$5.9	$—

Discount Rate	9.0%	9.0%	9.5%	9.0
Year 1 Market Revenue Growth Rate Range	(12.9)% – 25.9%	(26.6)% – 34.7%	(14.5)% – (12.9)%	(7.6)% – 49.3
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	0.9% – 1.1%	0.9% – 1.1%	0.7% – 1.1
Mature Market Share Range	6.8% – 16.8%	8.4% – 12.7%	11.1% – 13.0%	7.1% - 17.0
Mature Operating Profit Margin Range	27.7% – 49.1%	27.7% – 48.1%	29.4% – 39.0%	26.8% - 47.6

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and interim impairment assessments performed since October 2019. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on a single on-air personality. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2020	2019
Impairment charge (in millions)	$—	$—

Discount Rate	11.0%	10.5%
Year 1 Revenue Growth Rate	22.1%	(9.7)%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	18.0 – 19.1%	13.3% - 14.3%

During the fourth quarter of 2019, the Company performed its annual impairment testing on the valuation of goodwill associated with our digital segment. Our digital segment’s net revenues and cash flow internal projections were revised downward and as a result of our annual assessment, the Company recorded a goodwill impairment charge of approximately $5.8 million. Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2019. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. The Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in October 2020.

	October 1,	October 1,
Digital Segment Goodwill	2020	2019
Impairment charge (in millions)	$—	$5.8

Discount Rate	14.0%	12.0%
Year 1 Revenue Growth Rate	(5.4)%	12.2%
Long-term Revenue Growth Rate (Years 6 – 10)	3.4% - 6.0%	2.8% - 7.7%
Operating Profit Margin Range	(12.5)% - 13.1%	(4.7)% - 11. %

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2019. As a result of the testing performed in 2020 and 2019, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2020	2019
Impairment charge (in millions)	$—	$—

Discount Rate	10.5%	10.0%
Year 1 Revenue Growth Rate	4.5%	1.0%
Long-term Revenue Growth Rate Range (Years 6 – 10)	0.6% - 1.5%	1.9% - 2.3%
Operating Profit Margin Range	37.2% - 46.1%	33.0% - 45.5%

The above goodwill tables reflect some of the key valuation assumptions used for 11 of our 17 reporting units. The other six remaining reporting units had no goodwill carrying value balances as of December 31, 2020.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2020 were reasonable.

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

We had a total goodwill carrying value of approximately $223.4 million across 11 of our 17 reporting units as of December 31, 2020. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For three of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/(Decline) Rate That Would Result in Carrying Value that is less than Fair Value (a)
2	0.9%	Impairment not likely
16	0.7%	Impairment not likely
21	1.0%	Impairment not likely
1	1.1%	1.0%
11	0.9%	0.8%
18	2.5%	1.9%
12	1.0%	(1.2)%
13	0.9%	(3.3)%
10	1.0%	(3.6)%
6	0.8%	(3.8)%
19	1.0%	(43.9)%

(a)	The long-term cash flow growth/(decline) rate that would result in the carrying value of the reporting unit being less than the fair value of the reporting unit applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

Several of the licenses in our units of accounting have limited or no excess of fair values over their respective carrying values. As set forth in the table below, as of October 1, 2020, we appraised the radio broadcasting licenses at a fair value of approximately $553.8 million, which was in excess of the $484.1 million carrying value by $69.7 million, or 14.4%. After the impairment charges were recorded for the year ended December 31, 2020, the fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	October 1, 2020	October 1, 2020	Excess
Unit of Accounting (a)	Carrying Values (“CV”)	Fair Values (“FV”)	FV vs. CV	% FV Over CV
		(In thousands)
Unit of Accounting 2	$3,086	$31,594	$28,508	923.8%
Unit of Accounting 5	13,525	13,709	184	1.4%
Unit of Accounting 7	15,223	16,829	1,606	10.5%
Unit of Accounting 11	15,560	15,622	62	0.4%
Unit of Accounting 4	16,142	19,476	3,334	20.7%
Unit of Accounting 14	19,070	19,966	896	4.7%
Unit of Accounting 6	22,642	25,052	2,410	10.6%
Unit of Accounting 13	39,646	39,749	103	0.3%
Unit of Accounting 12	32,968	33,667	699	2.1%
Unit of Accounting 8	52,515	53,047	532	1.0%
Unit of Accounting 16	54,670	84,342	29,672	54.3%
Unit of Accounting 1	84,369	85,746	1,377	1.6%
Unit of Accounting 10	114,650	114,974	324	0.3%
Total	$484,066	$553,773	$69,707	14.4%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

	Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2020
	Broadcasting Licenses	Goodwill (a)
	(In millions)
Impairment charge recorded:
Radio Market Reporting Units	$68.5	$15.9
Reach Media Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Digital Reporting Unit	-	-
Total Impairment Recorded	$68.5	$15.9

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry long-term growth rates	$34.0	$7.2
A 100 basis point decrease in cash flow margin in the projection period	$9.1	$2.9
A 100 basis point increase in the applicable discount rate	$52.2	$12.0
A 5% reduction in the fair value of broadcasting licenses and reporting units	$15.6	$5.0
A 10% reduction in the fair value of broadcasting licenses and reporting units	$36.2	$10.3

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for Digital Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$0.8
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$1.0
A 100 basis point increase in the applicable discount rate	Not applicable	$0.8
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$0.4

(a)	Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions.

Impairment of Intangible Assets Excluding Goodwill, Radio Broadcasting Licenses and Other Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, radio broadcasting licenses and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2020 and 2019 and determined no impairment charges were necessary. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

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

Uncertain Tax Positions

To address the exposures of uncertain tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on examination based on the technical merits of the position. As of December 31, 2020, we had approximately $2.3 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability and recognizing a tax benefit once it is determined the liability is no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the year ended December 31, 2020, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

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

As of the quarter ended December 31, 2020, management continues to weigh the objectively verifiable evidence associated with its cumulative income or loss position over the most recent three-year period. Further, as of the year ended December 31, 2020, the Company continues to have three years of cumulative income. Management also considered the cumulative income includes non-deductible pre-tax expenditures that, while included in pre-tax earnings, are not a component of taxable income and therefore are not expected to negatively impact the Company's ability to realize the tax benefit of the DTAs in current or future years.

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

The Company continues to assess potential tax strategies, which if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. The federal and state NOLs expire in various years from 2021 to 2039.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2020 and 2019, was approximately $12.7 million and $10.6 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

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

The Company estimated the fair value of the Employment Agreement Award as of December 31, 2020, at approximately $25.6 million and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

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

Commissioned programming is recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense for the year ended December 31, 2020 and recorded an impairment and additional amortization expense of approximately $4.9 million, as a result of evaluating its contracts for recoverability for the year ended December 31, 2019. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

Capital and Commercial Commitments

Indebtedness

As of December 31, 2020, we had several debt instruments outstanding within our corporate structure. We had incurred senior bank debt as part of our 2017 Credit Facility in the amount of $350.0 million that matured on the earlier of (i) April 18, 2023, or (ii) in the event such debt had not been repaid or refinanced, 91 days prior to the maturity of the Company’s 7.375% Notes. As of December 31, 2020, we had approximately $2.9 million outstanding of our 7.375% Notes. On December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) and on a $50.0 million loan secured by our interest in the MGM National Harbor Casino (the “MGM National Harbor Loan”) and these instruments remained outstanding as of December 31, 2020. Finally, on November 9, 2020, we completed an exchange of 99.15% of our outstanding 7.375% Senior Secured Notes due 2022 (the “7.375% Notes”) for $347 million aggregate principal amount of newly issued 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”).

See “Liquidity and Capital Resources.” See the balances outstanding as of December 31, 2020 in the “Type of Debt” section as part of the “Liquidity and Capital Resources” section above. See Note 16 – Subsequent Events in the footnotes to the consolidated financial statements.

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

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee (“RMLC”), an industry group which the Company is a part of, and BMI have reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. Upon approval of the court of the BMI/RMLC agreement, the Company automatically became a party to the agreement and to a license with BMI through December 31, 2021.

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 31, 2021. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2020:

	Payments Due by Period
Contractual Obligations	2021	2022	2023	2024	2025	2026 and Beyond	Total
	(In thousands)
7.375% Senior Secured Notes(1)	$220	$3,048	$—	$—	$—	$—	$3,268
2017 Credit facility(2)	23,960	24,008	316,281	—	—	—	364,249
2018 Credit facility(2)	35,995	37,160	88,635	—	—	—	161,790
8.75% Senior Secured Notes(1)	30,364	376,030	—	—	—	—	406,394
Other operating contracts/agreements(3)	58,532	23,044	11,896	10,121	9,958	22,322	135,873
Operating lease obligations	12,892	11,739	10,323	9,192	4,696	7,618	56,460
MGM National Harbor Loan	6,518	69,433	—	—	—	—	75,951
Total	$168,481	$544,462	$427,135	$19,313	$14,654	$29,940	$1,203,985

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of December 31, 2020. See “Liquidity and Capital Resources.”

(2)	Includes interest obligations based on effective interest rate, and projected interest expense on credit facilities outstanding as of December 31, 2020. See “Liquidity and Capital Resources.”

(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $82.7 million has not been recorded on the balance sheet as of December 31, 2020, as it does not meet recognition criteria. Approximately $6.9 million relates to certain commitments for content agreements for our cable television segment, approximately $16.6 million relates to employment agreements, and the remainder relates to other agreements.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2020, the Company had letters of credit totaling $871,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Urban One required by this item are filed with this report on Pages F-1 to F-51.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Form 10-K does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

(c) Changes in internal control over financial reporting

Except for the remediation actions described below, there were no changes in our internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of the Urban One Form 10-K filing for the year ended December 31, 2019, the Company identified three material weaknesses that required remediation. We completed the remediation activities during 2020 and believe that we have strengthened our controls to address the identified material weaknesses.

We took the following actions to remediate these material weaknesses:

•	Strengthened the Finance and Accounting functions and engaged additional resources, both internal and external, with the appropriate depth of experience for our Finance and Accounting departments

•	Implemented a required senior management, legal and accounting review to specifically address all disclosures and related financial information

•	Strengthened the existing internal controls related to estimating and accounting for deferred income taxes and determining the effective tax rate

•	Implemented specific review procedures designed to enhance our income tax monitoring control

•	Strengthened our current income tax control activities with improved documentation standards, technical oversight and training

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Urban Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Exhibit 3.1 to Urban One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of April 25, 2017, of the Amended and Restated Certificate of Incorporation of Urban One, Inc., dated as of April 25, 2017, as filed with the State of Delaware on April 25, 2017 (incorporated by reference to Exhibit 3.1 to Urban One’s Current Report on Form 8-K filed May 8, 2017).
3.2	Amended and Restated By-laws of Urban One, Inc. amended as of May 5, 2017 (incorporated by reference to Exhibit 3.2 to Urban One’s Current Report on Form 8-K filed May 8, 2017).
3.3	Certificate of Conversion of Bell Broadcasting Company into Bell Broadcasting Company LLC (incorporated by reference to Exhibit 3.13 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
3.4	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.32 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Exhibit 3.60 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.30 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Exhibit 3.59 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.18 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).

3.9	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Exhibit 3.53 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.11	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Exhibit 3.16 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Exhibit 3.19 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Bylaws of Interactive One, Inc. (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Exhibit 3.21 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Exhibit 3.22 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.43 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.17	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Exhibit 3.70 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Certificate of Conversion of Radio One Cable Holdings, Inc.to Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.19 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.19	Certificate of Conversion of formation of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.20	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Exhibit 3.27 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Limited Liability Company Agreement of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.22	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC (incorporated by reference to Exhibit 3.28 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.44 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.26	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.71 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.29	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.51 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.35 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.63 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.38 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.66 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.37 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).

3.40	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.65 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.39 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.67 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Formation of IO Acquisition Sub, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.44	Certificate of Amendment to Certificate of Formation of BossipMadameNoire, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Current Report on Form 8-K, filed May 8, 2017).
3.45	Limited Liability Company Agreement of BossipMadameNoire, LLC (formerly IO Acquisition Sub and incorporated by reference to Exhibit 3.47 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.46	Certificate of Formation of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.48 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.47	Limited Liability Company Agreement of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.49 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.48	Certificate of Formation of Radio One Entertainment Holdings, LLC (incorporated by reference to Exhibit 3.50 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.49	Second Amended and Restated Limited Liability Company Agreement of Radio One Entertainment Holdings, LLC*
3.50	Certificate of Conversion of Gaffney Broadcasting, LLC (incorporated by reference to Exhibit 3.52 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.51	Certificate of Incorporation of Reach Media, Inc. (incorporated by reference to Exhibit 3.53 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.52	Bylaws of Reach Media, Inc. (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.53	Certificate of Formation of RO One Solution, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
3.54	Certificate of Formation of Urban One Entertainment SPV, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed March 18, 2019).
3.55	Second Amended and Restated Limited Liability Company Agreement of Urban One Entertainment SPV, LLC*
4.1	Indenture, dated as of January 25, 2021, among Urban One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 7.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed January 29, 2021).
4.2	Credit Agreement, dated as of February 19, 2021, among Urban One, Inc., the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Urban One's Current Report on Form 8-K filed February 22, 2021).
4.7	Description of Registrant's Securities*
10.1	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference 4.1 Urban One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
10.2	Amended and Restated Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Urban One’s Definitive Proxy on Schedule 14A filed October 3, 2013).
10.3	Urban One, Inc. 2019 Equity and Performance Incentive Plan (incorporated by reference to Urban One’s Definitive Proxy on Schedule 14A filed April 11, 2019).
10.4	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated October 9, 2014 (incorporated by reference to Exhibit 10.12 to Urban One’s Current Report on Form 8-K filed November 4, 2014).
10.5	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.6	Terms of Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III approved September 30, 2014 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 6, 2014).

10.7	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.8	Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 30, 2014 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 6, 2014).
10.9	Credit Agreement, dated as of April 21, 2016, among Radio One, Inc., the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 27, 2016).
10.10	Extension Agreement attaching to and made a part of Employment Agreement by and between Radio One, Inc. and Peter D. Thompson (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 27, 2016).
21.1	Subsidiaries of Urban One, Inc.*
23.1	Consent of BDO USA, LLP *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL.*

*	Indicates document filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2021.

URBAN One, Inc.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2021.

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

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Urban One, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

F-1

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Radio Broadcasting Licenses

As described further in Notes 1 and 4 to the consolidated financial statements, the carrying amount of the Company’s radio broadcasting licenses was $484 million as of December 31, 2020. The Company determined the radio broadcast licenses are indefinite-live intangible assets. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized. The Company tests radio broadcasting licenses for impairment annually, on October 1, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. During the first and third quarters of fiscal 2020, the Company concluded that a triggering event occurred for certain radio broadcasting licenses due to a decline in the Company’s revenues as a result of the COVID-19 pandemic and the resulting government stay at home orders. As a result, the Company recorded an impairment charge for certain radio broadcasting licenses in the amount of $47.7 million and $19.1 million, in the first and third quarter, respectively. During the fourth quarter, the Company performed the annual impairment test for each radio broadcasting license, and there was no additional impairment. The radio broadcast licenses are evaluated for impairment at the unit of account level (which is a cluster of radio stations into one of the geographical markets) by comparing the fair value of the radio broadcast licenses to their carrying value. An impairment exists when the carrying value of the radio broadcasting license exceeds its respective fair value. The Company estimates the fair value of the radio broadcasting licenses using the income approach.

We identified the estimate of the fair value of the radio broadcast licenses as part of the interim and annual impairment assessment to be a critical audit matter. The principal considerations that led to this determination were (i) the fair value estimates were sensitive to changes in the significant assumptions such as the estimated market share and revenues, operating profit margin, long-term revenue growth rates and the discount rate and (ii) the audit effort involved the use of professionals with specialized skills and knowledge. These assumptions were especially challenging to test and required significant auditor judgment because they were affected by expected future market conditions, including the impact of COVID-19.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of management’s process for developing the fair value estimate and evaluating the reasonableness of the significant assumptions by comparing them to historical information and market data considering the impact of COVID-19.
•	Testing the completeness and accuracy of the underlying information used in the fair value estimate.
•	Utilizing our valuation professionals to assist in (i) assessing the appropriateness of the valuation methodology and (ii) evaluating the reasonableness of the discount rate.

F-2

Radio Goodwill Impairment Assessment

As described further in Notes 1 and 4 to the consolidated financial statements, the Company’s radio broadcasting goodwill balance was $36.8 million as of December 31, 2020. The Company tests goodwill for impairment annually, on October 1, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. During the first and third quarters of fiscal 2020, the Company concluded that a triggering event occurred for certain reporting units due to a decline in the Company’s revenues as a result of the COVID-19 pandemic and the resulting government stay at home orders. As a result, the Company recorded an impairment charge for certain reporting units in the amount of $5.9 million and $10 million, in the first and third quarter, respectively. During the fourth quarter, the Company performed the annual impairment test for each reporting unit, and there was no additional impairment charge. An impairment exists when the reporting unit’s carrying value exceeds its fair value and the impairment charge is limited to the amount of goodwill allocated to the reporting unit. The Company estimates the fair value of the reporting unit using an income approach.

We identified the estimate of the fair value of the Company’s reporting units as part of the interim and annual impairment assessment to be a critical audit matter. The principal considerations that led to this determination were (i) the fair value estimates were sensitive to changes in the significant assumptions such as the estimated market share and revenue, operating profit margin, long-term revenue growth rates and the discount rate and (ii) the audit effort involved the use of professionals with specialized skills and knowledge. These assumptions were especially challenging to test and required significant auditor judgment because they were affected by expected future market conditions, including the impact of COVID-19.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of management’s process for developing the fair value estimate and evaluating the reasonableness of the significant assumptions by comparing them to historical information and market data considering the impact of COVID-19.
•	Testing the completeness and accuracy of the underlying information used in the fair value estimate.
•	Utilizing our valuation professionals to assist in (i) assessing the appropriateness of the valuation methodology and (ii) evaluating the reasonableness of the discount rate.

Realizability of Deferred Tax Assets

As described further in Notes 1 and 10 to the consolidated financial statements, the Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that all or a portion of the deferred tax assets will not be realized. As of December 31, 2020, the Company recorded a valuation allowance of $277 thousand to offset the Company’s gross deferred tax assets of $157.9 million.

We have identified the realizability of deferred tax assets as a critical audit matter because of the significant judgments and estimates made by management to determine that sufficient taxable income will be generated in the future periods to utilize the Federal and State net operating losses, including the evaluation of the impact of IRC Section 382. This required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our income tax specialists, when performing audit procedures to assess the reasonableness of management’s estimates of future taxable income, including projected pre-tax income, and qualifying tax planning strategies.

F-3

The primary procedures we performed to address this critical audit matter included:

•	Testing the reasonableness of management’s estimates of future taxable income by comparing the estimates to historical taxable income, industry and market information including the impact of COVID-19 and evidence obtained in other areas of the audit to evaluate whether contradictory evidence exists.
•	Evaluating the appropriateness of management’s application of new and updated regulatory and legislative guidance.
•	Evaluating changes in tax laws and assessing the interpretation of those changes under the relevant state and local jurisdictions’ tax laws.
•	Utilizing firm personnel with specialized knowledge and skill in income taxes to assist in (i) evaluating both positive and negative evidence, including the calculation of future taxable income, to assess the reasonableness of the Company’s valuation allowance and (ii) testing the Company’s Section 382 calculation and resulting annual limitations on the recoverability of net operating losses.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Potomac, Maryland

March 31, 2021

F-4

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,385	$33,073
Restricted cash	473	473
Trade accounts receivable, net of allowance for doubtful accounts of $7,956 and $7,416, respectively	106,296	106,148
Prepaid expenses	10,154	11,261
Current portion of content assets	28,434	30,642
Other current assets	4,224	4,442
Total current assets	222,966	186,039
CONTENT ASSETS, net	63,175	70,121
PROPERTY AND EQUIPMENT, net	19,192	24,393
GOODWILL	223,402	239,772
RIGHT OF USE ASSETS	40,918	44,922
RADIO BROADCASTING LICENSES	484,066	582,697
OTHER INTANGIBLE ASSETS, net	56,053	58,212
DEFERRED TAX ASSETS, net	10,041	—
ASSETS HELD FOR SALE	32,661	—
OTHER ASSETS	43,013	43,763
Total assets	$1,195,487	$1,249,919
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,135	$5,919
Accrued interest	8,017	9,094
Accrued compensation and related benefits	12,302	10,903
Current portion of content payables	16,248	14,804
Current portion of lease liabilities	8,928	8,980
Other current liabilities	26,917	25,393
Current portion of long-term debt	23,362	25,945
Total current liabilities	106,909	101,038
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	818,924	850,308
CONTENT PAYABLES, net of current portion	9,479	14,826
LONG-TERM LEASE LIABILITIES	36,577	40,494
OTHER LONG-TERM LIABILITIES	23,999	25,054
DEFERRED TAX LIABILITIES, net	—	24,560
Total liabilities	995,888	1,056,280

REDEEMABLE NONCONTROLLING INTERESTS	12,701	10,564

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2020 and 2019	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 4,441,635 and 1,582,375 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	2
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2020 and 2019	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of December 31, 2020 and 2019	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 37,515,801 and 38,752,749 shares issued and outstanding as of December 31, 2020 and 2019, respectively	38	39
Additional paid-in capital	991,769	979,834
Accumulated deficit	(804,919)	(796,806)
Total stockholders’ equity	186,898	183,075
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,195,487	$1,249,919

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
	(In thousands, except share data)
NET REVENUE	$376,337	$436,929
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $20 and $78, respectively	103,833	128,804
Selling, general and administrative, including stock-based compensation of $413 and $759, respectively	109,046	152,550
Corporate selling, general and administrative, including stock-based compensation of $1,861 and $3,947, respectively	37,721	40,894
Depreciation and amortization	9,741	16,985
Impairment of long-lived assets	84,400	10,600
Total operating expenses	344,741	349,833
Operating income	31,596	87,096
INTEREST INCOME	213	150
INTEREST EXPENSE	74,507	81,400
LOSS ON RETIREMENT OF DEBT	2,894	—
OTHER INCOME, net	(4,547)	(7,075)
(Loss) income before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(41,045)	12,921
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(34,476)	10,864
CONSOLIDATED NET (LOSS) INCOME	(6,569)	2,057
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,544	1,132
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,113)	$925

BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net (loss) income attributable to common stockholders	$(0.18)	$0.02

DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Net (loss) income attributable to common stockholders	$(0.18)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,041,467	44,699,586

Diluted	45,041,467	47,921,671

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For The Years Ended December 31,
	2020	2019
	(In thousands)
COMPREHENSIVE (LOSS) INCOME	$(6,569)	$2,057
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,544	1,132
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,113)	$925

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For The Years Ended December 31, 2019 and 2020

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2018	$—	$2	$3	$3	$39	$978,628	$(803,534)	$175,141

Consolidated net income	—	—	—	—	—	—	925	925

Stock-based compensation expense	—	—	—	—	2	4,782	—	4,784

Issuance of 978,844 shares of Class D common stock	—	—	—	—	—	2,108	—	2,108

Repurchase of 54,896 shares of Class A common stock and repurchase of 2,667,210 shares of Class D common stock	—	—	—	—	(2)	(5,513)	—	(5,515)

Exercise of options for 15,000 shares of common stock	—	—	—	—	—	29	—	29

Adoption of ASC 842	—	—	—	—	—	—	5,803	5,803

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(200)	—	(200)

BALANCE, as of December 31, 2019	$—	$2	$3	$3	$39	$979,834	$(796,806)	$183,075

Consolidated net loss	—	—	—	—	—	—	(8,113)	(8,113)

Stock-based compensation expense	—	—	—	—	—	2,294	—	2,294

Issuance of 2,859,276 shares of Class A common stock	—	2	—	—	—	14,671	—	14,673

Repurchase of 3,919,280 shares of Class D common stock	—	—	—	—	(3)	(3,609)	—	(3,612)

Exercise of options for 1,032,922 shares of common stock	—	—	—	—	2	1,974	—	1,976

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(3,395)	—	(3,395)

BALANCE, as of December 31, 2020	$—	$4	$3	$3	$38	$991,769	$(804,919)	$186,898

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Consolidated net (loss) income	$(6,569)	$2,057

Adjustments to reconcile consolidated net (loss) income to net cash from operating activities:
Depreciation and amortization	9,741	16,985
Amortization of debt financing costs	4,465	3,895
Amortization of content assets	37,394	48,283
Amortization of launch assets	1,079	1,027
Amortization of right of use assets	7,940	6,991
Bad debt expense	1,394	1,370
Deferred income taxes	(34,601)	10,269
Non-cash interest expense	2,191	2,033
Non-cash lease liability expense	5,492	5,682
Impairment of long-lived assets	84,400	10,600
Stock-based compensation	2,294	4,784
Non-cash fair value adjustment of Employment Agreement Award	2,271	4,948

Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	(1,542)	2,836
Prepaid expenses and other current assets	(255)	(4,280)
Other assets	(9,846)	(5,695)
Accounts payable	5,216	(1,412)
Accrued interest	(1,077)	2,207
Accrued compensation and related benefits	1,399	(4,130)
Other liabilities	(5,378)	(4,495)
Payments for content assets	(32,141)	(45,450)
Net cash flows provided by operating activities	73,867	58,505
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,798)	(5,145)
Proceeds from sale of radio station	—	13,500
Proceeds from sale of property and equipment	860	—
Acquisition of broadcasting assets	(475)	—
Net cash flows (used in) provided by investing activities	(3,413)	8,355
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock, net of fees	14,673	—
Proceeds from MGM National Harbor Loan	3,600	—
Repayment of Comcast Note	—	(11,872)
Distribution of contingent consideration	—	(658)
Proceeds from exercise of stock options	1,976	29
Repayment of 2020 Notes	—	(2,037)
Payment of dividends to noncontrolling interest members of Reach Media	(2,802)	(1,000)
Debt refinancing costs	(3,470)	—
Repayment of 2018 Credit Facility	(37,210)	(24,854)
Repayment of 2017 Credit Facility	(3,297)	(3,297)
Repurchase of common stock	(3,612)	(5,515)
Net cash flows used in financing activities	(30,142)	(49,204)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	40,312	17,656
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	33,546	15,890
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$73,858	$33,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$68,927	$73,255
Income taxes, net of refunds	$115	$136

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Right of use asset additions upon adoption of ASC 842	$—	$49,803
Lease liability additions upon adoption of ASC 842	$—	$54,113
Right of use asset and lease liability additions	$6,660	$1,300
Issuance of common stock	$—	$2,108

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)   Organization

Urban One, Inc., a Delaware corporation, and its subsidiaries, (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2020, we owned and/or operated 63 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 7 HD stations, and the 2 low power television stations we operate) located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

(g)   Impairment of Long-Lived Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2020 and 2019 and concluded that no impairment to the carrying value of these assets was required.

(h)   Financial Instruments

Financial instruments as of December 31, 2020 and December 31, 2019, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2020 and December 31, 2019, except for the Company’s long-term debt. The 7.375% Senior Secured Notes that are due in April 2022 (the “7.375% Notes”) had a carrying value of approximately $3.0 million and fair value of approximately $2.8 million as of December 31, 2020. The 7.375% Notes had a carrying value of approximately $350.0 million and fair value of approximately $344.8 million as of December 31, 2019. The fair values of the 7.375% Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $317.3 million and fair value of approximately $293.5 million as of December 31, 2020, and had a carrying value of approximately $320.6 million and fair value of approximately $309.1 million as of December 31, 2019. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $129.9 million and fair value of approximately $132.5 million as of December 31, 2020, and had a carrying value of approximately $167.1 million and fair value of approximately $170.5 million as of December 31, 2019. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $57.9 million and fair value of approximately $64.8 million as of December 31, 2020, and had a carrying value of approximately $52.1 million and fair value of approximately $58.4 million as of December 31, 2019. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On November 9, 2020, we completed an exchange of 99.15% of our outstanding 7.375% Notes for $347.0 million aggregate principal amount of newly issued 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”). As of December 31, 2020, the 8.75% Notes had a carrying value of approximately $347.0 million and fair value of approximately $338.0 million. There was no balance outstanding on the Company’s asset-backed credit facility (the “ABL Facility”) as of December 31, 2020 and December 31, 2019. See Note 16 – Subsequent Events.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $17.5 million and $23.1 million for the years ended December 31, 2020 and 2019, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $14.6 million and $14.1 million for the years ended December 31, 2020 and 2019, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net Revenue:
Radio Advertising	$137,849	$193,318
Political Advertising	22,484	1,445
Digital Advertising	34,131	31,912
Cable Television Advertising	79,732	79,776
Cable Television Affiliate Fees	99,489	105,071
Event Revenues & Other	2,652	25,407
Net Revenue (as reported)	$376,337	$436,929

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Contract assets:
Unbilled receivables	$5,798	$3,763

Contract liabilities:
Customer advances and unearned income	$4,955	$3,048
Unearned event income	5,921	6,645

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2020, approximately $2.3 million was recognized as revenue during the year ended December 31, 2020.  For unearned event income as of January 1, 2020, there was no revenue recognized during the year ended December 31, 2020.  For customer advances and unearned income as of January 1, 2019, approximately $2.7 million was recognized as revenue during the year ended December 31, 2019.  For unearned event income as of January 1, 2019, approximately $3.9 million was recognized during the year ended December 31, 2019, as the event took place during the second quarter of 2019.

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

(k)   Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. For the year ended December 31, 2020, there was a non-cash launch support addition of approximately $1.7 million for carriage initiation and the Company did not pay any launch support for carriage initiation during the year ended December 31, 2019. The weighted-average amortization period for launch support was approximately 7.4 years as of December 31, 2020, and approximately 7.8 years as of December 31, 2019. The remaining weighted-average amortization period for launch support was 4.5 years and 5.1 years as of December 31, 2020 and December 31, 2019, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the years ended December 31, 2020 and 2019, launch support asset amortization of $422,000 and $422,000, respectively, was recorded as a reduction of revenue, and $664,000 and $605,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2020	2019
	(In thousands)
Launch assets	$9,021	$7,259
Less: Accumulated amortization	(3,124)	(2,038)
Launch assets, net	$5,897	$5,221

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2021 through 2025 is as follows:

(In thousands)
2021	$1,337
2022	$1,337
2023	$1,337
2024	$1,337
2025	$395

(l)    Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2020 and 2019, barter transaction revenues were approximately $2.1 million and $2.1 million, respectively. Additionally, for the years ended December 31, 2020 and 2019, barter transaction costs were reflected in programming and technical expenses of approximately $1.5 million and $1.5 million, respectively, and selling, general and administrative expenses of approximately $570,000 and $596,000, respectively. The Company reached an agreement with a cable television provider related to an adjustment of previously estimated affiliate fees in the amount of approximately $2.0 million for the year ended December 31, 2018, as final reporting became available. Upon settlement of this agreement, the Company will receive approximately $2.0 million in marketing services that will be utilized in future periods.

(m)   Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the years ended December 31, 2020 and 2019, were approximately $15.5 million and $24.8 million, respectively.

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

(o)   Stock-Based Compensation

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

No single customer accounted for over 10% of our consolidated net revenues or accounts receivable during either of the years ended December 31, 2020 or 2019.

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

Year Ended December 31, 2020
(Unaudited) (In thousands)
Stock options	4,019
Restricted stock awards	1,879

(r)    Fair Value Measurements

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

As of December 31, 2020, and December 31, 2019, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2020
Liabilities subject to fair value measurement:
Contingent consideration (a)	$780	—	—	$780
Employment agreement award (b)	25,603	—	—	25,603
Total	$26,383	$—	$—	$26,383

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$12,701	$—	$—	$12,701

As of December 31, 2019
Liabilities subject to fair value measurement:
Contingent consideration (a)	$1,921	—	—	$1,921
Employment agreement award (b)	27,017	—	—	27,017
Total	$28,938	$—	$—	$28,938

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$10,564	$—	$—	$10,564

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

(b)   Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis). The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of certain pre-April 2015 capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.

(c)   The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2020 and 2019. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)
Balance at December 31, 2018	$2,831	$25,660	$10,232
Net income attributable to redeemable noncontrolling interests	—	—	1,132
Dividends paid to redeemable noncontrolling interests	—	—	(1,000)
Distribution	(1,207)	(3,591)	—
Change in fair value	297	4,948	200
Balance at December 31, 2019	$1,921	$27,017	$10,564
Net income attributable to redeemable noncontrolling interests	—	—	1,544
Dividends paid to redeemable noncontrolling interests	—	—	(2,802)
Distribution	(1,188)	(3,685)	—
Change in fair value	47	2,271	3,395
Balance at December 31, 2020	$780	$25,603	$12,701

The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2020	$(47)	$(2,271)	$—
The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2019	$(297)	$(4,948)	$—

Losses and gains included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award and included as selling, general and administrative expenses for contingent consideration for the years ended December 31, 2020 and 2019.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Valuation	Significant	As of December 31, 2020	As of December 31, 2019
Level 3 liabilities	Technique	Unobservable Inputs	Significant Unobservable Input Value
Contingent consideration	Monte Carol Simulation	Expected volatility	29.5%	20.8%
Contingent consideration	Monte Carol Simulation	Discount Rate	16.5%	14.5%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.5%	10.0%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	1.0%	2.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.0%	11.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company recorded an impairment charge of approximately $84.4 million and $10.6 million for the years ended December 31, 2020 and 2019, respectively, related to goodwill and radio broadcasting licenses.

As of December 31, 2020, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $223.4 million and $484.1 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2020, the Company recorded an impairment charge of approximately $15.9 million related to its Atlanta market and Indianapolis market goodwill balances and also an impairment charge of approximately $68.5 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses. For the year ended December 31, 2019, the Company recorded impairment charges totaling approximately $4.8 million related to our Indianapolis and Detroit radio broadcasting licenses and totaling approximately $5.8 million goodwill balances in our digital segment. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

(s)    Software and Web Development Costs

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

(t)   Redeemable noncontrolling interests

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

(u)   Investments

Cost Method

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. The value of our MGM investment is included in other assets on the consolidated balance sheets and its distribution income in the amount of approximately $4.9 million and $6.9 million, for the years ended December 31, 2020 and 2019, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment during 2020 and 2019 and concluded that no impairment to the carrying value was required. As of December 31, 2020, the Company’s interest in the MGM National Harbor Casino secured the MGM National Harbor Loan (as defined in Note 9 – Long-Term Debt.)

(v)  Content Assets

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

Commissioned programming is recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense for the year ended December 31, 2020 and recorded an impairment and additional amortization expense of approximately $4.9 million, as a result of evaluating its contracts for recoverability for the year ended December 31, 2019. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(w)   Impact of Recently Issued Accounting Pronouncements

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

(x)   Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. Due to the pandemic, the 2020 cruise has been rescheduled to November 2021 and passengers have been given the option to have the majority of their payments refunded. As of December 31, 2020, Reach Media owed the Foundation $244,000 due to passengers’ refunds pending and as of December 31, 2019, the Foundation owed Reach Media $24,000.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of December 31, 2020 and 2019, the Foundation owed $6,000 and $32,000, respectively, to Reach Media.

For the year ended December 31, 2019, Reach Media’s revenues, expenses, and operating income for the Fantastic Voyage were approximately $10.2 million, $8.5 million, and $1.7 million, respectively. The Fantastic Voyage took place during the second quarter of 2019. Due to the aforementioned rescheduling of the Fantastic Voyage resulting from impacts of the COVID pandemic, no cruise was operated in 2020.

(y)   Leases

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Year Ended December 31,
	2020	2019
	(Dollars In thousands)
Operating Lease Cost (Cost resulting from lease payments)	$12,687	$12,673
Variable Lease Cost (Cost excluded from lease payments)	143	160
Total Lease Cost	$12,830	$12,833

Operating Lease - Operating Cash Flows (Fixed Payments)	$13,243	$13,023
Operating Lease - Operating Cash Flows (Liability Reduction)	$8,354	$7,752

Weighted Average Lease Term - Operating Leases	5.37 years	5.63 years
Weighted Average Discount Rate - Operating Leases	11.00%	11.00%

As of December 31, 2020, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2021	$13,160
2022	12,416
2023	10,784
2024	9,681
2025	5,034
Thereafter	9,474
Total future lease payments	60,549
Imputed interest	(15,044)
Total	$45,505

(z) Going Concern Assessment

As part of its internal control framework, the Company routinely performs a going concern assessment. We have concluded that the Company has sufficient capacity to meet its financing obligations, that cash flows from operations are sufficient to meet the liquidity needs and/or has sufficient capacity to access ABL Facility funds to finance working capital needs should the need arise, and is projecting compliance with all applicable debt covenants through the one year period following the financial statement issuance date.

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

On November 6, 2020, the Company announced it had signed a definitive asset exchange agreement with Entercom Communications Corp. where the Company will receive Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). As part of the transaction, Urban One will transfer three radio stations to Entercom: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Entercom began operation of the exchanged stations on or about November 23, 2020 under LMAs until FCC approval was obtained. The deal is subject to FCC approval and other customary closing conditions and is anticipated to close early in the second quarter. In addition, we entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. for the remaining assets of our WFUN station in a separate transaction which is also anticipated to close early in the second quarter. The identified assets, with a combined carrying value of approximately $32.7 million, have been classified as held for sale in the consolidated balance sheet at December 31, 2020. The major categories of the assets held for sale include the following:

As of December 31, 2020
(In thousands)
Property and equipment, net	$2,144
Goodwill	470
Radio broadcasting licenses	30,606
Right of use assets	1,071
Lease liabilities	(1,630)
Assets held for sale, net	$32,661

3.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2020	2019	Useful Lives
	(In thousands)
Land and improvements	$2,372	$4,652	—
Buildings	2,654	2,756	31 years
Transmitters and towers	39,277	40,705	7-15 years
Equipment	59,537	60,391	3-7 years
Furniture and fixtures	9,019	9,322	6 years
Software and web development	29,741	28,789	3 years
Leasehold improvements	24,449	24,957	Lease Term
Construction-in-progress	372	226	—
	167,421	171,798
Less: Accumulated depreciation and amortization	(148,229)	(147,405)
Property and equipment, net	$19,192	$24,393

Repairs and maintenance costs are expensed as incurred. Property and equipment assets identified as assets held for sale are excluded from the table above.

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

We have historically made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2020 and 2019, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $84.4 million and $10.6 million, respectively.

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

2020 Interim Impairment Testing

During the first quarter of 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta market and Indianapolis market goodwill balances and the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended June 30, 2020. Based on the latest market data obtained by the Company in the third quarter of 2020, the total anticipated market revenue growth for certain markets in which we operate continues to be below that assumed in our first quarter impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2020. As a result of that testing, the Company recorded a non-cash impairment charge of approximately $10.0 million related to its Atlanta market and Indianapolis market goodwill balances and the Company recorded a non-cash impairment charge of approximately $19.1 million for the three months ended September 30, 2020 associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia and Raleigh market radio broadcasting licenses.

2020 Annual Impairment Testing

We completed our 2020 annual impairment assessment as of October 1, 2020. Our 2020 annual impairment testing indicated the carrying values for our radio broadcasting licenses and goodwill attributable to Reach Media, TV One, digital and our radio broadcasting reporting units were not impaired. However we recorded an impairment charge of approximately $1.7 million associated with the estimated asset sale consideration for one of our St. Louis radio broadcasting licenses.

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

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing where an impairment charge was recorded since January 1, 2019. During the year ended December 31, 2020, the Company recorded a non-cash impairment charge of approximately $68.5 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. During the year ended December 31, 2019, the Company recorded a non-cash impairment charge of approximately $4.8 million associated with our Indianapolis and Detroit market radio broadcasting licenses.

Radio Broadcasting	October 1,	September 30,	March 31,	October 1,	June 30,
Licenses	2020	2020 (a)	2020 (a)	2019	2019 (*)
Impairment charge (in millions)	$1.7*	$19.1	$47.7	1.0	$3.8
Discount Rate	9.0%	9.0%	9.5%	9.0%	*
Year 1 Market Revenue Growth Rate Range	(10.7)% – (16.0)%	(10.7)% – (16.8)%	(13.3)	0.9% – 1.8%	*
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	0.7% – 1.1%	0.7% – 1.1	0.7% – 1.1%	*
Mature Market Share Range	6.7% – 23.9%	6.7% – 23.9%	6.9% – 25.0	6.9% – 25.0%	*
Mature Operating Profit Margin Range	27.7% – 37.1%	27.7% – 37.1%	27.6% – 39.7	27.6% – 39.7%	*

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.
(*)	License fair value based on estimated asset sale consideration.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $484.1 million as of December 31, 2020. The units of accounting reflected in the table below are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of	Net	As of
Unit of Accounting	December 31, 2019	Increase (Decrease)	December 31, 2020
	(In thousands)
Unit of Accounting 2	$3,086	$–	$3,086
Unit of Accounting 5	16,100	(2,575)	13,525
Unit of Accounting 7	14,748	475	15,223
Unit of Accounting 11	20,135	(4,575)	15,560
Unit of Accounting 4	16,142	–	16,142
Unit of Accounting 15	20,736	(20,736)	—
Unit of Accounting 14	20,770	(1,700)	19,070
Unit of Accounting 6	22,642	–	22,642
Unit of Accounting 13	47,846	(8,200)	39,646
Unit of Accounting 12	49,663	(16,695)	32,968
Unit of Accounting 8	62,015	(9,500)	52,515
Unit of Accounting 16	56,295	(1,625)	54,670
Unit of Accounting 1	93,394	(9,025)	84,369
Unit of Accounting 10	139,125	(24,475)	114,650
Total	$582,697	$(98,631)*	$484,066

* The amount listed is net of additions, dispositions, impairment charges, and reclassifications into assets held for sale.

Our licenses expire at various dates through February 1, 2029.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 17 reporting units as of our October 2020 annual impairment assessment, consisting of each of the 14 radio markets within the radio division (we retained ownership of our St. Louis market assets as of December 31, 2020) and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if an impairment indicator is present and also perform annual testing by comparing the fair value of the reporting unit with its carrying amount. We recognize an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. The impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units. As noted above, during the first and third quarters of 2020 due to the COVID-19 pandemic, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the three months ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our other reportable segments for the three months ended June 30, 2020. During the three months ended September 30, 2020, the Company recorded a non-cash impairment charge of approximately $10.0 million related to its Atlanta market and Indianapolis market goodwill balances. During the fourth quarter of 2019, the Company performed its annual impairment testing on the valuation of goodwill associated with our digital segment. Our digital segment’s net revenues and cash flow internal projections were revised downward and as a result of our annual assessment, the Company recorded a goodwill impairment charge of approximately $5.8 million.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessments performed and interim impairment testing where an impairment charge was recorded since January 1, 2019.

Goodwill (Radio Market	October 1,	September 30,	March 31,	October 1,
Reporting Units)	2020(a)	2020(a)	2020(a)	2019(a)
Impairment charge (in millions)	$—	$10.0	$5.9	$—

Discount Rate	9.0%	9.0%	9.5%	9.0
Year 1 Market Revenue Growth Rate Range	(12.9)% – 25.9%	(26.6)% – 34.7%	(14.5)% – (12.9)%	(7.6)% – 49.3
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.7% – 1.1%	0.9% – 1.1%	0.9% – 1.1%	0.7% – 1.1
Mature Market Share Range	6.8% – 16.8%	8.4% – 12.7%	11.1% – 13.0%	7.1% - 17.0
Mature Operating Profit Margin Range	27.7% – 49.1%	27.7% – 48.1%	29.4% – 39.0%	26.8% - 47.6

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and interim impairment assessments performed since October 2019. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on a single on-air personality. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2020	2019
Impairment charge (in millions)	$—	$—

Discount Rate	11.0%	10.5%
Year 1 Revenue Growth Rate	22.1%	(9.7)%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	18.0 – 19.1%	13.3% - 14.3%

During the fourth quarter of 2019, the Company performed its annual impairment testing on the valuation of goodwill associated with our digital segment. Our digital segment’s net revenues and cash flow internal projections were revised downward and as a result of our annual assessment, the Company recorded a goodwill impairment charge of approximately $5.8 million. Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2019. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. The Company concluded no impairment to the carrying value of goodwill had occurred as a result of the annual testing performed in October 2020.

	October 1,	October 1,
Digital Segment Goodwill	2020	2019
Impairment charge (in millions)	$—	$5.8

Discount Rate	14.0%	12.0%
Year 1 Revenue Growth Rate	(5.4)%	12.2%
Long-term Revenue Growth Rate (Years 6 – 10)	3.4% - 6.0%	2.8% - 7.7%
Operating Profit Margin Range	(12.5)% - 13.1%	(4.7)% - 11. %

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2019. As a result of the testing performed in 2020 and 2019, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2020	2019
Impairment charge (in millions)	$—	$—

Discount Rate	10.5%	10.0%
Year 1 Revenue Growth Rate	4.5%	1.0%
Long-term Revenue Growth Rate Range (Years 6 – 10)	0.6% - 1.5%	1.9% - 2.3%
Operating Profit Margin Range	37.2% - 46.1%	33.0% - 45.5%

The above goodwill tables reflect some of the key valuation assumptions used for 11 of our 17 reporting units. The other six remaining reporting units had no goodwill carrying value balances as of December 31, 2020.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments during 2020 and 2019:

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total
	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Accumulated impairment losses	(101,848)	(16,114)	(14,545)	—	(132,507)
Additions	—	—	—	—	—
Impairments	—	—	(5,800)	—	(5,800)
Net goodwill at December 31, 2019	$53,152	$14,354	$7,222	$165,044	$239,772
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Accumulated impairment losses	(101,848)	(16,114)	(20,345)	—	(138,307)
Additions	—	—	—	—	—
Impairments	(15,900)	—	—	—	(15,900)
Assets held for sale	(470)	—	—	—	(470)
Net goodwill at December 31, 2020	$36,782	$14,354	$7,222	$165,044	$223,402

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2020 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill, radio broadcasting licenses and the unamortized brand name, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

				Remaining
				Weighted-
				Average
	As of December 31,		Period of	Period of
	2020	2019	Amortization	Amortization
	(In thousands)
Trade names	$17,425	$17,413	1-5 Years	1.1 Years
Intellectual property	9,531	9,531	4-10 Years	0.0 Years
Acquired income leases	127	127	3-15 Years	10.2 Years
Advertiser agreements	46,789	46,789	1-12 Years	2.4 Years
Favorable office and transmitter leases	2,097	2,097	2-60 Years	38.7 Years
Brand names	4,413	4,413	10 Years	6.9 Years
Brand names - unamortized	39,690	39,690	Indefinite	—
Debt costs	2,053	510	Debt term	0.0 Years
Launch assets	9,021	6,284	Contract length	4.5 Years
Other intangibles	675	675	1-5 Years	0.8 Years
	131,821	127,529
Less: Accumulated amortization	(75,768)	(69,317)
Other intangible assets, net	$56,053	$58,212		4.8 Years

Amortization expense of intangible assets for the years ended December 31, 2020 and 2019 was approximately $3.9 million and $10.9 million, respectively.

The following table presents the Company’s estimate of amortization expense for the years 2021 through 2025 for intangible assets:

(In thousands)
2021	$4,663
2022	$4,637
2023	$2,212
2024	$1,208
2025	$230

The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  CONTENT ASSETS:

The gross cost and accumulated amortization of content assets is as follows:

	As of December 31,		Period of
	2020	2019	Amortization
	(In thousands)
Produced content assets:
Completed	$365,806	$349,521
In-production	11,029	9,472
Licensed content assets acquired:
Acquired	56,913	46,515
Content assets, at cost	433,748	405,508	1-6 Years
Less: Accumulated amortization	(342,139)	(304,745)
Content assets, net	91,609	100,763
Current portion	(28,434)	(30,642)
Noncurrent portion	$63,175	$70,121

Produced content assets include certain unamortized costs that will not be 80% amortized within three years from December 31, 2020, totaling approximately $9.9 million. Approximately 38.9% of these unamortized costs are expected to be amortized within three years from December 31, 2020. The remaining balance of these costs will be amortized through the year ending December 31, 2026.

Future estimated content amortization expense related to agreements entered into as of December 31, 2020, for years 2021 through 2025 is as follows:

(In thousands)
2021	$28,434
2022	$19,938
2023	$10,377
2024	$3,149
2025	$1,240

Future estimated content amortization expense is not included for in-production content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2020, are as follows:

(In thousands)
2021	$16,248
2022	$7,974
2023	$1,505

6.  INVESTMENTS:

Cost Method

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. The value of our MGM investment is included in other assets on the consolidated balance sheets and its distribution income in the amount of approximately $4.9 million and $6.9 million, for the years ended December 31, 2020 and 2019, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment during 2020 and 2019 and concluded that no impairment to the carrying value was required. As of December 31, 2020, the Company’s interest in the MGM National Harbor Casino secured the MGM National Harbor Loan (as defined in Note 9 – Long-Term Debt.)

7.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2020	2019
	(In thousands)
Deferred revenue	$10,875	$10,879
Deferred barter revenue	935	1,599
Employment Agreement Award	3,325	3,208
Accrued national representative fees	1,087	662
Accrued miscellaneous taxes	562	366
Income taxes payable	600	590
Tenant allowance	242	305
Contingent consideration	780	1,526
Reserve for audience deficiency	3,544	3,005
Other current liabilities	4,967	3,253
Other current liabilities	$26,917	$25,393

8.  DERIVATIVE INSTRUMENTS:

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement Award”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at December 31, 2020 and 2019, to be approximately $25.6 million and $27.0 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $2.3 million and $4.9 million for the years ended December 31, 2020 and 2019, respectively.

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

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2020	2019
	(In thousands)
2018 Credit Facility	$129,935	$167,145
MGM National Harbor Loan	57,889	52,099
2017 Credit Facility	317,332	320,629
8.75% Senior Secured Notes due December 2022	347,016	—
7.375% Senior Secured Notes due April 2022	2,984	350,000
Total debt	855,156	889,873
Less: current portion of long-term debt	23,362	25,945
Less: original issue discount and issuance costs	12,870	13,620
Long-term debt, net	$818,924	$850,308

2018 Credit Facility

On December 4, 2018, the Company and certain of its subsidiaries entered into a credit agreement (“2018 Credit Facility”), among the Company, the lenders party thereto from time to time, Wilmington Trust, National Association, as administrative agent, and TCG Senior Funding L.L.C, as sole lead arranger and sole bookrunner. The 2018 Credit Facility provided $192.0 million in term loan borrowings, which was funded on December 20, 2018. The net proceeds of term loan borrowings under the 2018 Credit Facility were used to refinance, repurchase, redeem or otherwise repay the Company's then outstanding 9.25% Senior Subordinated Notes due 2020.

Until its termination as described in Note 16 – Subsequent Events, borrowings under the 2018 Credit Facility were subject to customary conditions precedent, as well as a requirement under the 2018 Credit Facility that (i) the Company's total gross leverage ratio on a pro forma basis be not greater than 8:00 to 1:00 (this total gross leverage ratio test steps down as described below), (ii) neither of the administrative agents under the Company's existing credit facilities nor the trustee under the Company's existing senior secured notes due 2022 have objected to the terms of the new credit documents and (iii) certification by the Company that the terms and conditions of the 2018 Credit Facility satisfied the requirements of the definition of “Permitted Refinancing” (as defined in the agreements governing the Company's existing credit facilities) and neither of the administrative agents under the Company's existing credit facilities notified the Company within five (5) business days prior to funding the borrowings under the 2018 Credit Facility that it disagreed with such determination (including a reasonable description of the basis upon which it disagrees).

The 2018 Credit Facility was scheduled to mature on December 31, 2022 (the “Maturity Date”). In connection with the Exchange Offer (as defined below), we also entered into an amendment to certain terms of our 2018 Credit Facility including the extension of the maturity date to March 31, 2023. Interest rates on borrowings under the 2018 Credit Facility were either (i) from the Funding Date to the Maturity Date, 12.875% per annum, (ii) 11.875% per annum, once 50% of the term loan borrowings had been repaid or (iii) 10.875% per annum, once 75% of the term loan borrowings had been repaid. Interest payments began on the last day of the 3-month period commencing on the Funding Date. Within 90 days following the completion of the Exchange Offer (as defined below), the Company was required to repay $10 million of the 2018 Credit Facility. The amendment was accounted for as a modification in accordance with the provisions of ASC 470, “Debt”.

The Company's obligations under the 2018 Credit Facility were not secured. The 2018 Credit Facility was guaranteed on an unsecured basis by each entity that guarantees the Company's outstanding $350.0 million 2017 Credit Facility (as defined below).

The term loans could be voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company was required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company was also required to use 75% of excess cash flow (“ECF payment”) as defined in the 2018 Credit Facility, which excluded any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor, to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par. During the year ended December 31, 2020, the Company repaid approximately $37.2 million under the 2018 Credit Facility. Included in the repayments made during the year ended December 31, 2020 was approximately $11.1 million in ECF payments in accordance with the agreement. During the year ended December 31, 2019, the Company repaid approximately $24.9 million, under the 2018 Credit Facility. Included in the repayments made during the year ended December 31, 2019 was approximately $3.5 million in ECF payments in accordance with the agreement.

The 2018 Credit Facility contained customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility, as amended, also contained certain financial covenants, including a maintenance covenant requiring the Company's total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021, 6.75 to 1.00 in 2022 and 6.25 to 1.00 in 2023. As of December 31, 2020, the Company was in compliance with all of its financial covenants under the 2018 Credit Facility.

As of December 31, 2020, the Company had outstanding approximately $129.9 million on its 2018 Credit Facility. The original issue discount in the amount of approximately $3.8 million and associated debt issuance costs in the amount of $875,000 were reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for all instruments, for the years ended December 31, 2020 and 2019, was approximately $4.5 million and $3.9 million, respectively.

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

Until its termination as described in Note 16 – Subsequent Events, the MGM National Harbor Loan matured on December 31, 2022 and bore interest at 7.0% per annum in cash plus 4.0% per annum paid-in kind. The loan had limited ability to be prepaid in the first two years. The loan was secured on a first priority basis by the assets of UONESPV and ROEH, including all of UONESPV's shares held by ROEH, all of UONESPV's interests in MGM National Harbor, its rights under the joint venture operating agreement governing the MGM National Harbor and UONESPV's obligation to exercise its put right under the joint venture operating agreement in the event of a UONESPV payment default or bankruptcy event, in each case, subject to applicable Maryland gaming laws and approvals. Exercise by UONESPV of its put right under the joint venture operating agreement was subject to required lender consent unless the proceeds are used to retire the MGM National Harbor Loan and any remaining excess is used to repay borrowings, if any, under the 2018 Credit Facility. The MGM National Harbor Loan also contained customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications).

As of December 31, 2020, the Company had outstanding approximately $57.9 million on its MGM National Harbor Loan. The original issue discount in the amount of approximately $1.0 million and associated debt issuance costs in the amount of approximately $1.7 million was being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

2017 Credit Facilities

On April 18, 2017, the Company closed on a senior secured credit facility (the “2017 Credit Facility”). The 2017 Credit Facility was governed by a credit agreement by and among the Company, the lenders party thereto from time to time and Guggenheim Securities Credit Partners, LLC, as administrative agent, The Bank of New York Mellon, as collateral agent, and Guggenheim Securities, LLC as sole lead arranger and sole book running manager. The 2017 Credit Facility provided for $350 million in term loan borrowings, all of which was advanced and outstanding on the date of the closing of the transaction.

Until its termination as described in Note 16 – Subsequent Events, the 2017 Credit Facility matured on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 7.375% Notes (as defined below). At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.17% for 2020 and was 6.27% for 2019.

The 2017 Credit Facility was s (i) guaranteed by each entity that guarantees the Company’s 7.375% Notes on a pari passu basis with the guarantees of the 7.375% Notes and (ii) secured on a pari passu basis with the Company’s 7.375% Notes. The Company’s obligations under the 2017 Credit Facility were secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by certain notes priority collateral, and (ii) on a second priority basis by collateral for the Company’s asset-backed line of credit.

In addition to any mandatory or optional prepayments, the Company was required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months required an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company was required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During each of the years ended December 31, 2020 and 2019, the Company repaid approximately $3.3 million under the 2017 Credit Facility.

The 2017 Credit Facility contained customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications) which may be more restrictive than those governing the 7.375% Notes. The 2017 Credit Facility also contained certain financial covenants, including a maintenance covenant requiring the Company’s interest expense coverage ratio (defined as the ratio of consolidated EBITDA to consolidated interest expense) to be greater than or equal to 1.25 to 1.00 and its total senior secured leverage ratio (defined as the ratio of consolidated net senior secured indebtedness to consolidated EBITDA) to be less than or equal to 5.85 to 1.00.

The net proceeds from the 2017 Credit Facility were used to prepay in full the Company’s previous senior secured credit facility and the agreement governing such credit facility.

The 2017 Credit Facility contained affirmative and negative covenants that the Company was required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:

▪	1.25 to 1.00 on June 30, 2017 and the last day of each fiscal quarter thereafter.

(b)	maintaining a senior leverage ratio of no greater than:

▪	5.85 to 1.00 on June 30, 2017 and the last day of each fiscal quarter thereafter.

(c)	limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2020, the Company was in compliance with all of its financial covenants under the 2017 Credit Facility.

As of December 31, 2020, the Company had outstanding approximately $317.3 million on its 2017 Credit Facility. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

7.375% Notes

On April 17, 2015, the Company closed a private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “7.375% Notes”). The 7.375% Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015, and matured on April 15, 2022. Interest on the 7.375% Notes accrued at the rate of 7.375% per annum and was payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 7.375% Notes were guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One.

In connection with the closing of the 7.375% Notes, the Company and the guarantor parties thereto entered into a Fourth Supplemental Indenture to the indenture governing the 2020 Notes (as defined below). Pursuant to this Fourth Supplemental Indenture, TV One, which previously did not guarantee the 2020 Notes, became a guarantor under the 2020 Notes indentures. In addition, the transactions caused a “Triggering Event” (as defined in the 2020 Notes Indenture) and, as a result, the 2020 Notes became an unsecured obligation of the Company and the subsidiary guarantors and rank equal in right of payment with the Company’s other senior indebtedness.

The Company used the net proceeds from the 7.375% Notes, to refinance a previous credit agreement, refinance certain TV One indebtedness, and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

Until their satisfaction and discharge as described in Note 16 – Subsequent Events, the 7.375% Notes were the Company’s senior secured obligations and ranked equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s 2020 Notes (defined below).  The 7.375% Notes and related guarantees were equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 7.375% Notes, including any additional notes issued under the Indenture, but were effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 7.375% Notes. Collateral included substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor.

On November 9, 2020, we completed an exchange (the “Exchange Offer”) of 99.15% of our outstanding 7.375% Notes for $347 million aggregate principal amount of newly issued 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”).

8.75% Notes

Until their satisfaction and discharge as described in Note 16 – Subsequent Events, the 8.75% Notes were governed by an indenture, dated November 9, 2020 (the “8.75% Notes Indenture”), by and between the Company, the guarantors therein (the “Guarantors”) and Wilmington Trust, National Association, as trustee (in such capacity, the “8.75% Notes Trustee”) and as notes collateral agent (in such capacity, “the 8.75% Notes Collateral Agent”). Interest on the 8.75% Notes accrued at the rate per annum equal to 8.75% and was payable, in cash, quarterly on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2021, to holders of record on the immediately preceding January 1, April 1, July 1 and October 1, respectively.

The 8.75% Notes were general senior obligations and were guaranteed (the “Guarantees”) by the Guarantors. The 8.75% Notes and the Guarantees: (i) ranked equal in right of payment to all of the Company’s and the Guarantor’s existing and future senior indebtedness, (ii) were secured on a first-priority basis by the Notes Priority Collateral (as defined below) and on a second-priority basis by the ABL Priority Collateral (defined below) owned by the Company and the applicable Guarantor, in each case subject to certain liens permitted under the 8.75% Notes Indenture, (iii) were equal in priority to the collateral owned by the Company and the Guarantor with respect to obligations under the credit agreement, dated as of April 18, 2017, by and among the Company, various lenders therein and Guggenheim Securities Credit Partners, LLC, as administrative agent and any other Parity Lien Debt (as described in the 8.75% Notes Indenture), if an, incurred after the date the 8.75% Notes were issued, (iv)  ranked senior in right of payment to any existing or future subordinated indebtedness of the Company or Guarantors, (v) were initially guaranteed on a senior basis by each of the Company’s wholly-owned domestic subsidiaries (other than certain immaterial subsidiaries, unrestricted subsidiaries, and other certain exceptions), (vi) were effectively senior to all of the Company’s and the Guarantor’s existing and future unsecured indebtedness to the extent of the value of the collateral owned by the Company or applicable Guarantors and effectively senior to all existing and future ABL Debt Obligations (as defined in the 8.75% Notes Indenture) to the extent of the value of the Notes Priority Collateral (as defined below) owned by the Company or applicable Guarantor, (vii) were effectively subordinated to all of the Company’s and the Guarantor’s existing and future indebtedness that was secured by liens on assets that do not secure the Notes or the Guarantee to the extent of the value of such assets, (viii) were structurally subordinated to all of the Company’s and the Guarantor’s existing and future indebtedness and other claims and liabilities, including preferred stock, of subsidiaries of the Company that are not guarantors, and (ix) were effectively senior to any 7.375% Notes that remain outstanding after the Exchange Offer with respect to any collateral proceeds.

The 8.75% Notes and the guarantees were secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by substantially all of the Company’s and the Guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure our asset-backed revolving credit facility on a first priority basis (the “ABL Priority Collateral”), including the capital stock of each Guarantor (which, in the case of foreign subsidiaries, is limited to 65% of the voting stock and 100% of the non-voting stock of each first-tier foreign subsidiary) (collectively, the “Notes Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral.

In connection with the Exchange Offer, the 8.75% Notes were subject to a new intercreditor agreement, pursuant to which proceeds received by the 7.375% Notes Trustee with respect to collateral proceeds received by the 7.375% Notes Trustee for the 7.375% Notes under an existing parity lien intercreditor agreement were to be paid over to the 8.75% Notes Trustee for the 8.75% Notes to the extent of the amounts owed to the holders of the 8.75% Notes then outstanding.

The Company could redeem the 8.75% Notes in whole or in part, at its option, upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to 100% of the principal amount of such 8.75% Notes plus accrued and unpaid interest, if any, to the redemption date.

Within 90 days following the completion of the Exchange Offer, the Company was required to repurchase, repay or redeem $15 million aggregate principal amount of the 8.75% Notes. Separately, within five business days after each Excess Cash Flow Calculation Date (as defined in the 8.75% Notes Indenture), the Company was to redeem an aggregate principal amount of 8.75% Notes equal to 50% of the Excess Cash Flow (as defined in the 8.75% Notes Indenture), provided that repurchases, repayments or redemption of 8.75% Notes with internally generated funds during the applicable calculation period would reduce on a dollar-for-dollar basis the amount of such redemption otherwise required on the applicable calculation date. Any such mandatory redemptions were to be at par (plus accrued and unpaid interest).

During the quarter ended December 31, 2020, the Company recorded a loss on retirement of debt of approximately $2.9 million associated with the Exchange Offer. The premium paid to the bondholders in the amount of approximately $3.5 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

Comcast Note

For a portion of the year ended December 31, 2019, the Company also had outstanding a senior unsecured promissory note in the aggregate principal amount of approximately $11.9 million due to Comcast (“Comcast Note”). The Comcast Note bore interest at 10.47%, was payable quarterly in arrears, and the entire principal amount was due on April 17, 2019. However, the Company was contractually required to retire the Comcast Note in February 2019 upon redemption of the remaining 2020 Notes. On February 15, 2019, upon redemption of the remaining 2020 Notes, the Comcast Note was paid in full and retired.

Asset-Backed Credit Facility

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The ABL Facility originally provided for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. On November 13, 2019, the Company entered into an amendment to the ABL Facility, (the “ABL Amendment”), which increased the borrowing capacity from $25 million in revolving loan borrowings to $37.5 million in order to provide for the working capital needs and general corporate requirements of the Company and provides for a letter of credit facility up to $7.5 million as a part of the overall $37.5 million in capacity. The ABL Amendment also redefined the “Maturity Date” to be “the earlier to occur of (a) April 21, 2021 and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the Term Loan Maturity Date (as defined in the Term Loan Credit Agreement as in effect on the Effective Date or as the same may be extended in accordance with the terms of the Term Loan Credit Agreement), and (ii) the Stated Maturity (as defined in the Senior Secured Notes Indenture (as defined in the Term Loan Credit Agreement)) of the Notes (as defined in the Senior Secured Notes Indenture as in effect on the Effective Date or as the same may be extended in accordance with the terms of the Senior Secured Notes Indenture).”

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

As of December 31, 2020 and 2019, the Company did not have any borrowings outstanding on its ABL Facility. See Note 16 – Subsequent Events.

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2020, the Company had letters of credit totaling $871,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 7.375% Notes, the 8.75% Notes, the Company’s obligations under the 2017 Credit Facility, and the obligations under the 2018 Credit Facility. The Company’s interest in the MGM National Harbor Casino fully guarantees the MGM National Harbor Loan.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of December 31, 2020, were as follows:

	2018 Credit Facility	MGM National Harbor Loan	2017 Credit Facility	8.75% Senior Secured Notes due December 2022	7.38% Senior Secured Notes due April 2022	Total
	(In thousands)
2021	$20,065	$—	$3,297	$—	$—	$23,362
2022	24,000	57,889	3,297	347,016	2,984	435,186
2023	85,870	—	310,738	—	—	396,608
2024	—	—	—	—	—	—
2025 and thereafter	—	—	—	—	—	—
Total Debt	$129,935	$57,889	$317,332	$347,016	$2,984	$855,156

10.  INCOME TAXES:

A reconciliation of the statutory federal income taxes to the recorded (benefit from) provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2020	2019
	(In thousands)
Statutory federal tax expense	$(8,620)	$2,714
Effect of state taxes, net of federal benefit	(1,205)	1,904
Effect of state rate and tax law changes	(599)	578
Return to provision adjustments	503	(110)
Other permanent items	(213)	75
Non-deductible meals and entertainment	96	226
Impairment of long-lived intangible assets	3,339	1,218
Non-deductible officer’s compensation	1,002	1,781
Change in valuation allowance	28	24
IRC Section 382 adjustments	(30,143)	573
NOL expirations	3,000	1,815
Stock-based compensation forfeitures and adjustments	216	178
Uncertain tax positions	(1,923)	(172)
Other	43	60
(Benefit from) provision for income taxes	$(34,476)	$10,864

The statutory federal tax rate used for the years ended December 31, 2020 and 2019 is 21.0%. Major components of the effective tax rate for the year ended December 31, 2020 and 2019 are related reductions of IRC Section 382 limitations, net operating loss expirations, impairments of long-lived assets, limitation of officer's compensation under IRC Section 162(m), and state income taxes.

The components of the (benefit from) provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2020	2019
	(In thousands)
Federal:
Current	$—	$—
Deferred	(27,162)	5,973
State:
Current	552	595
Deferred	(7,866)	4,296
(Benefit from) provision for income taxes	$(34,476)	$10,864

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

	As of December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,924	$1,804
Accruals	2,358	528
Fixed assets	453	418
Stock-based compensation	290	499
Deferred financing costs	1,475	—
Net operating loss carryforwards	128,023	103,700
Lease liability	11,592	12,094
Interest expense carryforward	11,934	16,224
Alternative minimum tax credit	—	428
Other	(200)	(324)
Total deferred tax assets	157,849	135,371
Valuation allowance for deferred tax assets	(277)	(249)
Total deferred tax asset, net of valuation allowance	157,572	135,122

Deferred tax liabilities:
Intangible assets	(135,848)	(147,350)
Right of use asset	(10,336)	(10,100)
Partnership interests	(1,347)	(1,813)
Qualified film expenditures	—	(419)
Total deferred tax liabilities	(147,531)	(159,682)
Net deferred tax asset (liability)	$10,041	$(24,560)

As of December 31, 2020, the Company had federal and state NOL carryforward amounts of approximately $703.9 million and $436.5 million, respectively. The state NOLs are applied separately from the federal NOL as the Company generally files separate state returns for each subsidiary. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. During 2016, the Company performed an Internal Revenue Code (“IRC”) Section 382 study (“the study”) and concluded that there was an ownership shift during calendar year 2009 that resulted in an estimated limitation on our federal and state NOLs for approximately $361.1 million and $262.7 million, respectively. During 2018, the Company updated the study for additional information based on additional technical insight into the application of the tax law, which resulted in a decrease to the initial estimated limitation. In 2018, the Company identified certain assets with net unrealized built-in gain that reduced the estimated federal and state limitation by approximately $65.6 million and $52.9 million, respectively. During 2020, the Company further reduced the federal and state limitation by approximately $109.2 million and $93.6 million, respectively. The 2020 reductions of the IRC Section 382 limitation were related to receiving approval from the Internal Revenue Service to retroactively apply a consolidated tax return election to the 2009 income tax return, and identifying additional assets with net unrealized built-in gains. The Company continues to assess other potential tax strategies, which if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. The federal and state NOLs expire in various years from 2021 to 2039.

As of December 31, 2020, the gross deferred tax assets of approximately $157.8 million were primarily the result of federal and state net operating losses and the IRC Section 163(j) interest expense carryforward. A valuation allowance of $277,000 and $249,000 was recorded against our gross deferred tax asset balance as of December 31, 2020 and December 31, 2019, respectively and is related to state jurisdictions where it is not more likely than not the deferred tax assets will be realized.

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

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative income or loss position over the most recent three-year period. Historically, the Company has maintained a full valuation against the net deferred tax assets, principally due to a cumulative loss over the most recent three-year period. During the quarter ended December 31, 2018, the Company achieved three years of cumulative income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets. The Company continues to maintain three years of rolling cumulative income as of December 31, 2020.

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

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
	(In thousands)
Balance as of January 1	$4,733	$4,637
Additions for tax positions related to current years	—	—
Additions (deductions) for tax positions related to prior years	(2,434)	96
Deductions for tax positions as a result of tax settlements	—	—
Balance as of December 31	$2,299	$4,733

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state income tax positions that affect the amount of state NOLs available to be applied to reduce future state income tax liabilities. The unrecognized tax benefits liability accrued on our balance sheet decreased by approximately $2.4 million and increased by $96,000 during the years ended December 31, 2020 and December 31, 2019, respectively, primarily as a result of state NOL utilizations and expirations, and applicable tax rate changes. As of December 31, 2020, the Company had unrecognized tax benefits of approximately $1.8 million, which if recognized, would impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. There is no material amount of interest and penalties recognized in the statement of operations and the balance sheet for the year ended December 31, 2020. The Company believes that it is reasonably possible that a decrease of up to $1.0 million of unrecognized tax benefits related to state tax exposures may be necessary within the coming year.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2017 through 2020. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2016 through 2020. To the extent that net operating losses are utilized, the year of the loss may be subject to examination.

11.  STOCKHOLDERS’ EQUITY:

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

On August 18, 2020, the Company entered into an Open Market Sales Agreement with Jefferies LLC (“Jefferies”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”) up to an aggregate offering price of $25 million (the “2020 ATM Program”). Jefferies is acting as sales agent for the Current ATM Program. In August 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.7 million of net proceeds after associated fees and expenses.  While the Company still has Class A Shares available for issuance under the Current ATM Program, the Company may also enter into new additional ATM programs and issue additional common stock from time to time under those programs. See Note 16 – Subsequent Events.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of March 13, 2020, the Company’s Board authorized a new repurchase plan of up to $2.6 million of the Company’s Class A and Class D shares through December 31, 2020. In addition, on June 11, 2020, the Company’s Board authorized a repurchase of $2.4 million of the Company’s Class D shares. As of December 31, 2020, the Company had no capacity remaining under the authorizations as the capacity under the June authorization was used and the March authorization lapsed by its terms on December 31, 2020. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the year ended December 31, 2020, the Company did not repurchase any shares of Class A common stock and repurchased 3,208,288 shares of Class D common stock in the amount of approximately $2.4 million at an average price of $0.76 per share. During the year ended December 31, 2019, the Company repurchased 54,896 shares of Class A Common Stock in the amount of $120,000 at an average of $2.19 per share and repurchased 1,709,315 shares of Class D Common Stock in the amount of approximately $3.5 million at an average of $2.06 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the year ended December 31, 2020, the Company executed a Stock Vest Tax Repurchase of 710,992 shares of Class D Common Stock in the amount of approximately $1.2 million at an average price of $1.64 per share. During the year ended December 31, 2019, the Company executed a Stock Vest Tax Repurchase of 957,895 shares of Class D Common Stock in the amount of approximately $1.9 million at an average price of $1.96 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of December 31, 2020, 520,425 shares of Class D common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

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

On June 12, 2019, the Compensation Committee awarded Catherine Hughes, Chairperson, 427,148 restricted shares of the Company’s Class D common stock, and stock options to purchase 189,843 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and vested on January 6, 2021.

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

On June 12, 2019, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 711,914 restricted shares of the Company’s Class D common stock, and stock options to purchase 316,406 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and vested on January 6, 2021.

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

On June 12, 2019, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 243,750 restricted shares of the Company’s Class D common stock, and stock options to purchase 108,333 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and vested on January 6, 2021.

On August 7, 2017, the Compensation Committee awarded 575,262 shares of restricted stock and 470,000 stock options to certain employees pursuant to the Company’s long-term incentive plan. The grants were effective August 7, 2017. 470,000 shares of restricted stock and 470,000 stock options have vested or will vest in three installments, with the first installment of 33% having vested on January 5, 2018, and the second installment having vested on January 5, 2019, and the final installment vested on January 5, 2020.

On October 2, 2017, Karen Wishart, our current Chief Administrative Officer, as part of her employment agreement, received an equity grant of 37,500 shares of the Company's Class D common stock as well as a grant of options to purchase 37,500 shares of the Company's Class D common stock.  The grants have vested in equal increments on each of October 2, 2018, October 2, 2019 and October 2, 2020.

On June 12, 2019, the Compensation Committee awarded David Kantor, Chief Executive Officer – Radio Division, 195,242 restricted shares of the Company’s Class D common stock, and stock options to purchase 86,774 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and vested on January 6, 2020.

On June 12, 2019, the Compensation Committee awarded David Kantor, Chief Executive Officer – Radio Division, 211,838 restricted shares of the Company’s Class D common stock, and stock options to purchase 94,150 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and vested on January 6, 2021.

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

Stock-based compensation expense for the years ended December 31, 2020 and 2019, was approximately $2.3 million and $4.8 million, respectively.

The Company granted 878,643 stock options during the year ended December 31, 2020 and granted 653,210 stock options during the year ended December 31, 2019. The per share weighted-average fair value of options granted during the years ended December 31, 2020 and 2019, was $0.66 and $1.26, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2020	2019
Average risk-free interest rate	0.40%	1.84%
Expected dividend yield	0.00%	0.00%
Expected lives	5.04 years	5.25 years
Expected volatility	79.75%	68.0%

Transactions and other information relating to stock options for the years December 31, 2020 and 2019 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,569,000	$2.12	7.19	$130,000
Grants	653,000	$2.17
Exercised	15,000	$1.90
Forfeited/cancelled/expired/settled	(10,000)	$1.90
Outstanding at December 31, 2019	4,197,000	$2.13	6.70	$255,000
Grants	879,000	$1.83
Exercised	1,033,000	$1.91
Forfeited/cancelled/expired/settled	(24,000)	$3.17
Outstanding at December 31, 2020	4,019,000	$2.11	6.48	$41,000
Vested and expected to vest at December 31, 2020	3,980,000	$2.12	6.45	$41,000
Unvested at December 31, 2020	884,000	$1.83	9.47	$7,000
Exercisable at December 31, 2020	3,135,000	$2.19	5.64	$34,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2020, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their in-the-money options on December 31, 2020. This amount changes based on the fair market value of the Company’s stock.

There were 1,032,922 options exercised during the year ended December 31, 2020 and there were 15,000 options exercised during the year ended December 31, 2019. The number of options that vested during the year ended December 31, 2020 was 637,270 and the number of options that vested during the year ended December 31, 2019 was 847,030.

As of December 31, 2020, $124,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.0 months. The weighted-average fair value per share of shares underlying stock options was $1.41 at December 31, 2020.

The Company granted 1,649,394 and 2,603,567 shares, respectively, of restricted stock during the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, 18,248 shares and 25,000 shares, respectively, of restricted stock were issued to the Company’s non-executive directors as a part of their compensation packages. Each of the four non-executive directors received 25,000 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of $2.74 of the Company’s Class D common stock on June 16, 2020. Each of the four non-executive directors received 25,000 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of $2.00 of the Company’s Class D common stock on June 17, 2019. The restricted stock grants for the non-executive directors vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2020 and 2019 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2018	2,124,000	$1.85
Grants	2,604,000	$2.16
Vested	(2,840,000)	$1.94
Forfeited/cancelled/expired	(74,000)	$2.19
Unvested at December 31, 2019	1,814,000	$2.14
Grants	1,649,000	$0.77
Vested	(1,739,000)	$2.14
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2020	1,724,000	$0.83

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2020, $310,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over a weighted-average period of 0.8 months.

12.  PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2020 and 2019.

13.  COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in August 2021 through February 1, 2029. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee (“RMLC”), an industry group which the Company is a part of, and BMI have reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. Upon approval of the court of the BMI/RMLC agreement, the Company automatically became a party to the agreement and to a license with BMI through December 31, 2021.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 11 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. The future rentals under non-cancelable leases as of December 31, 2020, are shown below.

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

	Operating Lease Agreements	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2021	$12,892	$58,532
2022	11,739	23,044
2023	10,323	11,896
2024	9,192	10,121
2025	4,696	9,958
2026 and thereafter	7,618	22,322
Total	$56,460	$135,873

Of the total amount of other operating contracts and agreements included in the table above, approximately $82.7 million has not been recorded on the balance sheet as of December 31, 2020, as it does not meet recognition criteria. Approximately $6.9 million relates to certain commitments for content agreements for our cable television segment, approximately $16.6 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 31, 2021. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

Letters of Credit

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2020, the Company had letters of credit totaling $871,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31(a)	June 30	September 30(a)	December 31
	(In thousands, except share data)

2020:
Net revenue	$94,875	$76,008	$91,912	$113,542
Operating (loss) income	(27,287)	20,382	3,968	34,533
Net (loss) income	(23,058)	1,642	(12,277)	27,124

Consolidated net (loss) income attributable to common stockholders	(23,187)	1,420	(12,772)	26,426
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Consolidated net (loss) income per share attributable to common stockholders - basic	$(0.51)	$0.03	$(0.29)	$0.58
Consolidated net (loss) income per share attributable to common stockholders - diluted	$(0.51)	$0.03	$(0.29)	$0.55
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	45,228,164	44,806,219	44,175,385	45,942,818
Weighted average shares outstanding — diluted	45,228,164	48,154,262	44,175,385	48,054,418

(a)	The net income (loss) from continuing operations for the quarters ended March 31, 2020, September 30, 2020, and December 31, 2020 includes approximately $53.6 million, $29.1 million, and $1.7 million, respectively of impairment charges.

	Quarters Ended
	March 31	June 30 (a)	September 30	December 31 (a)
	(In thousands, except share data)
2019:
Net revenue	$98,449	$121,571	$111,055	$105,854
Operating income	14,796	29,121	31,117	12,062
Net (loss) income	(2,979)	7,137	5,687	(7,788)

Consolidated net (loss) income attributable to common stockholders	(3,104)	6,591	5,359	(7,921)
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Consolidated net (loss) income per share attributable to common stockholders - basic	$(0.07)	$0.15	$0.12	$(0.18)
Consolidated net (loss) income per share attributable to common stockholders - diluted	$(0.07)	$0.14	$0.12	$(0.18)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	45,001,767	45,061,821	44,315,077	44,172,147
Weighted average shares outstanding — diluted	45,001,767	45,701,655	46,118,702	44,172,147

(a)	The net income (loss) from continuing operations for the quarters ended June 30, 2019 and December 31, 2019, includes approximately $3.8 million and $6.8 million, respectively of impairment charges.

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

Detailed segment data for the years ended December 31, 2020 and 2019 is presented in the following table:

	For the Years Ended December 31,
	2020	2019
	(In thousands)
Net Revenue:
Radio Broadcasting	$130,573	$177,478
Reach Media	30,996	44,691
Digital	35,599	31,922
Cable Television	181,583	185,027
Corporate/Eliminations*	(2,414)	(2,189)
Consolidated	$376,337	$436,929

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$91,052	$119,878
Reach Media	22,376	38,150
Digital	29,608	31,775
Cable Television	81,546	103,195
Corporate/Eliminations	26,018	29,250
Consolidated	$250,600	$322,248

Depreciation and Amortization:
Radio Broadcasting	$3,022	$3,248
Reach Media	237	235
Digital	1,592	1,877
Cable Television	3,749	10,376
Corporate/Eliminations	1,141	1,249
Consolidated	$9,741	$16,985

Impairment of Long-Lived Assets:
Radio Broadcasting	$84,400	$4,800
Reach Media	—	—
Digital	—	5,800
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$84,400	$10,600

Operating income (loss):
Radio Broadcasting	$(47,901)	$49,552
Reach Media	8,383	6,306
Digital	4,399	(7,530)
Cable Television	96,288	71,456
Corporate/Eliminations	(29,573)	(32,688)
Consolidated	$31,596	$87,096

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(2,414)	$(2,189)

Capital expenditures by segment are as follows:
Radio Broadcasting	$2,200	$2,778
Reach Media	82	179
Digital	799	1,390
Cable Television	92	207
Corporate/Eliminations	625	591
Consolidated	$3,798	$5,145

	As of
	December 31, 2020	December 31, 2019
	(In thousands)
Total Assets:
Radio Broadcasting	$630,174	$721,295
Reach Media	38,235	41,892
Digital	23,168	22,223
Cable Television	374,046	388,465
Corporate/Eliminations	129,864	76,044
Consolidated	$1,195,487	$1,249,919

16.  SUBSEQUENT EVENTS:

On December 27, 2020, the Consolidated Appropriations Act of 2021 was signed into law. The legislation creates a second round of Paycheck Protection Program (“PPP”) loans of up to $2 million available to businesses with 300 or fewer employees that have sustained a 25% revenue loss in any quarter of 2020. Certain of the new PPP provisions may benefit broadcasters such as the Company. The provisions (i) allow individual TV and radio stations to apply for PPP loans as long as the individual TV or radio station employs not more than 300 employees per physical location; (ii) permit the Small Business Administration (“SBA”) to make loans up to $10 million total across TV and radio stations owned by a station group; (iii) require newly eligible individual TV and radio stations to make a good faith certification that proceeds of the loan will be used to support expenses for the production or distribution of locally-focused or emergency information; and (iv) waive any prohibition on loans to broadcast stations owned by publicly traded entities. On January 29, 2021, the Company submitted an application for participation in the PPP loan program. There is no guarantee that the Company will be awarded loan monies. While certain of the loans may be forgivable, to the extent the Company is awarded the loans the amount may constitute debt under the 2028 Notes (as defined below) and increase the Company’s leverage prior to repayment or forgiveness.

On January 7, 2021, the Company launched an offering (the “2028 Notes Offering”) of $825 million in aggregate principal amount of senior secured notes due 2028 (the “2028 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries.  The 2028 Notes mature on February 1, 2028 and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum. On January 8, 2021, the Company entered into a purchase agreement with respect to the 2028 Notes at an issue price of 100% and the 2028 Notes Offering closed on January 25, 2021.

The Company used the net proceeds from the 2028 Notes Offering, together with cash on hand, to repay or redeem (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged.

The 2028 Notes are the Company’s general senior obligations and are guaranteed by each of the Company’s restricted subsidiaries (other than excluded subsidiaries). The 2028 Notes and the guarantees are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by substantially all of the Company’s and the Guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure our asset-backed revolving credit facility on a first priority basis (the “ABL Priority Collateral”)), including the capital stock of each guarantor (collectively, the “Notes Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral.

In connection with the offering of the 2028 Notes, the Company entered into an amendment of its Credit Agreement dated April 21, 2016 among the Company, as borrow, the lenders party thereto and Wells Fargo National Association, as administrative agent (the “ABL Credit Agreement”), to facilitate the issuance of the 2028 Notes. The amendments to the ABL Credit Agreement, include, among other things, a consent to the issuance of the 2028 Notes, revisions to terms and exclusions of collateral and addition of certain subsidiaries as guarantors.

On January 19, 2021, the Company completed its 2020 ATM Program, sold an aggregate of 4,325,102 Class A shares and received gross proceeds of approximately $25.0 million and net proceeds of approximately $24.0 million for the program. On January 27, 2021, the Company entered into a new 2021 Open Market Sale AgreementSM (the “2021 Sale Agreement”) with Jefferies under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”), through Jefferies as its sales agent. The Company has filed a prospectus supplement pursuant to the 2021 Sale Agreement for the offer and sale of its Class A Shares having an aggregate offering price of up to $25 million (the “2021 ATM Program”). As of March 26, 2021, the Company has issued and sold an aggregate of 420,439 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.9 million, after deducting commissions to Jefferies and other offering expenses.

On February 19, 2021, the Company closed on a new asset backed credit facility (the “New ABL Facility”). The New ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The New ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The New ABL also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. The Asset Backed Senior Credit Facility entered into on April 21, 2016 among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent, was terminated on February 19, 2021.

At the Company’s election, the interest rate on borrowings under the New ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the New ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the New ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the New ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the New ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the New ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the New ABL Facility), plus (ii) the AP and Deferred Revenue Reserve (as defined in the New ABL Facility), plus (iii) without duplication, the aggregate amount of all other reserves, if any, established by Administrative Agent.

All obligations under the New ABL Facility are secured by first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the New ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company.

The New ABL Facility matures on the earliest of: the earlier to occur of (a) the date that is five (5) years from the effective date of the New ABL Facility and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

Finally, the New ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the New ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.

URBAN ONE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2020 and 2019

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2020	$7,416	$1,394	$—	$854	$7,956
2019	8,249	$1,370	$—	$2,203	$7,416

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2020	$249	$28	$—	$—	$277
2019	235	$14	$—	$—	$249

S-1