Form 10-Q
period 2021-03-31
URBAN ONE, INC.
filed 2021-05-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2021
Class A Common Stock, $.001 Par Value	6,327,900
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	37,068,827

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers, including as a result of the ongoing COVID-19 pandemic;

•	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;

•	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	the extent of the impact of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Houston; and Washington, DC), including the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for advertising across our various media;

•	local, regional, national, and international economic conditions that have deteriorated as a result of the COVID-19 pandemic, including the risks of a global recession or a recession in one or more of our key markets, the impact that these economic conditions may have on us and our customers, and our assessment of that impact;

•	risks associated with the implementation and execution of our business diversification strategy;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	regulation by certain gaming commissions relative to maintaining our interests, or our creditors ability to foreclose on collateral that includes our interests in, in any gaming licenses, joint ventures or other gaming and casino investments;

•	risks associated with our investment in gaming businesses that are managed or operated by persons not affiliated with us and over which we have little or no control;

•	changes in our key personnel and on-air talent;

•	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;

•	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;

•	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;

•	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2020.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
	(In thousands, except share data)
NET REVENUE	$91,440	$94,875
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $6 and $8, respectively	25,096	27,870
Selling, general and administrative, including stock-based compensation of $31 and $86, respectively	29,987	29,463
Corporate selling, general and administrative, including stock-based compensation of $216 and $299, respectively	10,336	8,631
Depreciation and amortization	2,264	2,548
Impairment of long-lived assets	—	53,650
Total operating expenses	67,683	122,162
Operating income (loss)	23,757	(27,287)
INTEREST INCOME	4	8
INTEREST EXPENSE	18,045	19,138
LOSS ON RETIREMENT OF DEBT	6,949	—
OTHER INCOME, net	(1,684)	(1,504)
Income (loss) before benefit from income taxes and noncontrolling interests in income of subsidiaries	451	(44,913)
BENEFIT FROM INCOME TAXES	(10)	(21,855)
CONSOLIDATED NET INCOME (LOSS)	461	(23,058)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	454	129
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7	$(23,187)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$0.00	$(0.51)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss attributable to common stockholders	$0.00	$(0.51)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,463,289	45,228,164
Diluted	49,053,650	45,228,164

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
	(In thousands)
COMPREHENSIVE INCOME (LOSS)	$461	$(23,058)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	454	129
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7	$(23,187)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,814	$73,385
Restricted cash	473	473
Trade accounts receivable, net of allowance for doubtful accounts of $7,954 and $7,956, respectively	94,633	106,296
Prepaid expenses	9,326	10,154
Current portion of content assets	38,008	28,434
Other current assets	4,639	4,224
Total current assets	203,893	222,966
CONTENT ASSETS, net	57,930	63,175
PROPERTY AND EQUIPMENT, net	18,589	19,192
GOODWILL	223,402	223,402
RIGHT OF USE ASSETS	40,421	40,918
RADIO BROADCASTING LICENSES	484,066	484,066
OTHER INTANGIBLE ASSETS, net	54,375	56,053
DEFERRED TAX ASSETS, net	10,051	10,041
ASSETS HELD FOR SALE	32,932	32,661
OTHER ASSETS	43,092	43,013
Total assets	$1,168,751	$1,195,487
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,037	$11,135
Accrued interest	11,204	8,017
Accrued compensation and related benefits	5,924	12,302
Current portion of content payables	17,522	16,248
Current portion of lease liabilities	9,264	8,928
Other current liabilities	25,022	26,917
Current portion of long-term debt	—	23,362
Total current liabilities	77,973	106,909
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	809,857	818,924
CONTENT PAYABLES, net of current portion	8,726	9,479
LONG-TERM LEASE LIABILITIES	35,976	36,577
OTHER LONG-TERM LIABILITIES	24,653	23,999
Total liabilities	957,185	995,888

REDEEMABLE NONCONTROLLING INTERESTS	12,735	12,701

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 6,327,900 and 4,441,635 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	6	4
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2021 and December 31, 2020	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of March 31, 2021 and December 31, 2020	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 37,040,505 and 37,515,801 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	37	38
Additional paid-in capital	1,003,694	991,769
Accumulated deficit	(804,912)	(804,919)
Total stockholders’ equity	198,831	186,898
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,168,751	$1,195,487

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2020	$—	$4	$3	$3	$38	$991,769	$(804,919)	$186,898
Consolidated net income	—	—	—	—	—	—	7	7
Repurchase of 495,296 shares of Class D common stock	—	—	—	—	(1)	(871)	—	(872)
Issuance of 1,886,265 shares of Class A common stock	—	2	—	—	—	12,123	—	12,125
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	420	—	420
Stock-based compensation expense	—	—	—	—	—	253	—	253
BALANCE, as of March 31, 2021	$—	$6	$3	$3	$37	$1,003,694	$(804,912)	$198,831

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2021	2020

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$461	$(23,058)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,264	2,548
Amortization of debt financing costs	824	1,050
Amortization of content assets	8,298	7,637
Amortization of launch assets	334	257
Bad debt expense	283	(95)
Deferred income taxes	(10)	(21,856)
Amortization of right of use assets	1,875	2,008
Non-cash lease liability expense	1,154	1,207
Non-cash interest expense	158	518
Impairment of long-lived assets	—	53,650
Stock-based compensation	253	393
Non-cash fair value adjustment of Employment Agreement Award	597	1,213
Loss on retirement of debt	6,949	—

Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	11,380	9,094
Prepaid expenses and other current assets	18	(1,767)
Other assets	(1,100)	(4,225)
Accounts payable	(2,098)	(277)
Accrued interest	3,187	3,709
Accrued compensation and related benefits	(6,378)	(3,929)
Other liabilities	(2,050)	3,422
Payments for content assets	(12,106)	(9,464)
Net cash flows provided by operating activities	14,293	22,035
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(804)	(1,430)
Acquisition of broadcasting assets	—	(475)
Net cash flows used in investing activities	(804)	(1,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(317,332)	(824)
Proceeds of asset-backed credit facility	—	27,500
Proceeds from 2028 Notes	825,000	—
Debt refinancing costs	(11,157)	—
Repayment of MGM National Harbor Loan	(57,889)	—
Repayment of 7.375% Notes	(2,984)	—
Repayment of 8.75% Notes	(347,016)	—
Repayment of 2018 credit facility	(129,935)	(11,948)
Proceeds from issuance of Class A common stock, net of fees	12,125	—
Payment of dividends to noncontrolling interest members of Reach Media	—	(1,000)
Repurchase of common stock	(872)	(1,014)
Net cash flows (used in) provided by financing activities	(30,060)	12,714
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,571)	32,844
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	73,858	33,546
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$57,287	$66,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$13,876	$13,860
Income taxes, net of refunds	$(32)	$—

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Right of use asset and lease liability additions	$1,351	$2,408

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2021, we owned and/or operated 63 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 7 HD stations, and the 2 low power television stations we operate) located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate as the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K.

(c)	Financial Instruments

Financial instruments as of March 31, 2021 and December 31, 2020, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2021 and December 31, 2020, except for the Company’s long-term debt. On January 24, 2021, the Company borrowed $825 million in aggregate principal amount of senior secured notes due February 2028 (the “2028 Notes”). The 7.375% 2028 Notes had a carrying value of approximately $825.0 million and fair value of approximately $851.8 million as of March 31, 2021. The fair values of the 2028 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer (all as defined below). Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. The 7.375% Senior Secured Notes that were due in April 2022 (the “7.375% Notes”) had a carrying value of approximately $3.0 million and fair value of approximately $2.8 million as of December 31, 2020. The fair values of the 7.375% Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $317.3 million and fair value of approximately $293.5 million as of December 31, 2020. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $129.9 million and fair value of approximately $132.5 million as of December 31, 2020. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $57.9 million and fair value of approximately $64.8 million as of December 31, 2020. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On November 9, 2020, we completed an exchange of 99.15% of our outstanding 7.375% Notes for $347.0 million aggregate principal amount of newly issued 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”). As of December 31, 2020, the 8.75% Notes had a carrying value of approximately $347.0 million and fair value of approximately $338.0 million. There was no balance outstanding on the Company’s asset-backed credit facility as of March 31, 2021 and December 31, 2020.

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

 Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $3.5 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $3.8 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$33,340	$38,417
Political Advertising	780	2,404
Digital Advertising	10,353	6,289
Cable Television Advertising	20,702	21,033
Cable Television Affiliate Fees	25,486	26,207
Event Revenues & Other	779	525
Net Revenue (as reported)	$91,440	$94,875

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at March 31, 2021, December 31, 2020 and March 31, 2020 were as follows:

	March 31, 2021	December 31, 2020	March 31, 2020
	(Unaudited)		(Unaudited)
	(In thousands)
Contract assets:
Unbilled receivables	$4,557	$5,798	$5,799

Contract liabilities:
Customer advances and unearned income	$5,979	$4,955	$2,667
Unearned event income	5,735	5,921	11,194

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2021, approximately $2.0 million was recognized as revenue during the three months ended March 31, 2021. For unearned event income, no revenue was recognized during the three months ended March 31, 2021. For customer advances and unearned income as of January 1, 2020, approximately $1.7 million was recognized as revenue during the three months ended March 31, 2020. For unearned event income, no revenue was recognized during the three months ended March 31, 2020.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the three months ended March 31, 2021 and 2020. The weighted-average amortization period for launch support is approximately 7.4 years as of March 31, 2021, and approximately 7.4 years as of December 31, 2020. The remaining weighted-average amortization period for launch support is 4.2 years and 4.5 years as of March 31, 2021 and December 31, 2020, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended March 31, 2021 and 2020, launch support asset amortization of $105,000 and $105,000, respectively, was recorded as a reduction of revenue, and $229,000 and $151,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2021 and 2020, barter transaction revenues were $449,000 and $515,000 respectively. Additionally, for the three months ended March 31, 2021 and 2020, barter transaction costs were reflected in programming and technical expenses of $311,000 and $371,000, respectively, and selling, general and administrative expenses of $138,000 and $144,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
	(In thousands)
Numerator:
Net income (loss) attributable to common stockholders	$7	$(23,187)
Denominator:
Denominator for basic net income (loss) per share – weighted-average outstanding shares	48,463,289	45,228,164
Effect of dilutive securities:
Stock options and restricted stock	590,361	—
Denominator for diluted net income (loss) per share – weighted-average outstanding shares	49,053,650	45,228,164

Net income (loss) attributable to common stockholders per share – basic and diluted	$0.00	$(0.51)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2020, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

Three Months Ended March 31,
2020
(Unaudited)
(In thousands)
Stock options	4,173
Restricted stock awards	379

(h)	Fair Value Measurements

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

As of March 31, 2021, and December 31, 2020, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(Unaudited)
	(In thousands)
As of March 31, 2021
Liabilities subject to fair value measurement:
Contingent consideration (a)	$455	—	—	$455
Employment agreement award (b)	26,200	—	—	26,200
Total	$26,655	$—	$—	$26,655

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$12,735	$—	$—	$12,735

As of December 31, 2020
Liabilities subject to fair value measurement:
Contingent consideration (a)	$780	—	—	$780
Employment agreement award (b)	25,603	—	—	25,603
Total	$26,383	$—	$—	$26,383

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$12,701	$—	$—	$12,701

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

(b)   Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis). The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.

(c)   The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2021. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021:

	Contingent Consideration	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)
Balance at December 31, 2020	$780	$25,603	$12,701
Net income attributable to noncontrolling interests	—	—	454
Distribution	(365)	—	—
Change in fair value	40	597	(420)
Balance at March 31, 2021	$455	$26,200	$12,735

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$(40)	$(597)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three months ended March 31, 2021 and 2020. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three months ended March 31, 2021 and 2020.

			As of March 31, 2021	As of December 31, 2020
Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Contingent consideration	Monte Carlo Simulation	Expected volatility	13.4%	29.5%
Contingent consideration	Monte Carlo Simulation	Discount Rate	16.5%	16.5%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.5%	11.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value.  The Company concluded these assets were not impaired during the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company recorded an impairment charge of approximately $5.9 million related to its Atlanta market and Indianapolis goodwill balances and also an impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended March 31,
	2021	2020

	(Unaudited)
	(Dollars In thousands)
Operating Lease Cost (Cost resulting from lease payments)	$3,274	$3,151
Variable Lease Cost (Cost excluded from lease payments)	34	40
Total Lease Cost	$3,308	$3,191

Operating Lease - Operating Cash Flows (Fixed Payments)	$3,366	$3,406
Operating Lease - Operating Cash Flows (Liability Reduction)	$2,193	$2,134

Weighted Average Lease Term - Operating Leases	5.16 years	5.59 years
Weighted Average Discount Rate - Operating Leases	11.00%	11.00%

As of March 31, 2021, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining nine months ending December 31, 2021	$9,969
2022	12,821
2023	11,205
2024	10,052
2025	5,373
Thereafter	10,101
Total future lease payments	59,521
Imputed interest	(14,281)
Total	$45,240

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. The value of our MGM investment is included in other assets on the consolidated balance sheets and its distribution income in the amount of approximately $x.x million and $1.5 million, for the three months ended March 31, 2021 and 2020, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required. As of December 31, 2020, the Company’s interest in the MGM National Harbor Casino secured the MGM National Harbor Loan (as defined in Note 4 – Long-Term Debt.) As of March 31, 2021, upon settlement of the 2028 Notes, the Company’s subsidiaries of Radio One Entertainment Holdings, LLC and Urban One Entertainment SPV, LLC became guarantors under the 2028 Notes along with the Company’s other subsidiaries.

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

Commissioned programming is recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the three months ended March 31, 2021 and 2020. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at March 31, 2021, and December 31, 2020, to be approximately $26.2 million and $25.6 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was $597,000 and approximately $1.2 million for the three months ended March 31, 2021, and 2020, respectively.

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

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. Due to the pandemic, the 2020 cruise has been rescheduled to November 2021 and passengers have been given the option to have the majority of their payments refunded. As of March 31, 2021, the Foundation owed Reach Media approximately $77,000 under the agreements for the operation of the cruises and as of December 31, 2020, Reach Media owed the Foundation $244,000 due to passengers’ refunds pending.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of each of March 31, 2021 and December 31, 2020, the Foundation owed $6,000 to Reach Media.

Due to the aforementioned rescheduling of the Fantastic Voyage resulting from impacts of the COVID pandemic, no cruise was operated in 2020.

(p)	Going Concern Assessment

As part of its internal control framework, the Company routinely performs a going concern assessment. We have concluded that the Company has sufficient capacity to meet its financing obligations, that cash flows from operations are sufficient to meet the liquidity needs and/or has sufficient capacity to access asset-backed facility funds to finance working capital needs should the need arise.

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

On November 6, 2020, the Company entered into a definitive asset exchange agreement with Entercom Communications Corp. whereby the Company would receive Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). In exchange, Urban One would transfer three radio stations to Entercom: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Entercom began operation of the exchanged stations on or about November 23, 2020 under LMAs until FCC approval was obtained. The deal was subject to FCC approval and other customary closing conditions and closed on April 20, 2021. In addition, the Company entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. for the remaining assets of our WFUN station in a separate transaction which also closed on April 20, 2021. The identified assets, with a combined carrying value of approximately $32.9 million and $32.7 million, have been classified as held for sale in the consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively. The major categories of the assets held for sale include the following:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
	(In thousands)
Property and equipment, net	$2,112	$2,144
Goodwill	470	470
Radio broadcasting licenses	30,606	30,606
Right of use assets	851	1,071
Lease liabilities	(1,107)	(1,630)
Assets held for sale, net	$32,932	$32,661

3.	GOODWILL AND RADIO BROADCASTING LICENSES:

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

Valuation of Broadcasting Licenses

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders were dramatically impacting certain of the Company’s revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2020.

As a result of the testing, for the first quarter of 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses.  Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessment for the quarter ended March 31, 2020.  We did not identify any impairment indicators at any of our reportable segments for the three months ended March 31, 2021 and, therefore, no interim impairment testing was performed as of March 31, 2021.

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

Valuation of Goodwill

As noted above, we did not identify any impairment indicators at any of our reportable segments for the three months ended March 31, 2021. Also as noted above, during the first quarter of 2020 due to the COVID-19 pandemic, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the three months ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended March 31, 2020.

Goodwill (Radio Market	March 31,
Reporting Units)	2020 (a)
Pre-tax impairment charge (in millions)	$5.9
Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	(14.5)% – (12.9)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.9% – 1.1%
Mature Market Share Range	11.1% – 13.0%
Operating Profit Margin Range	29.4% – 39.0%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio Broadcasting Segment	Reach Media Segment	Digital Segment	Cable Television Segment	Total

	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Accumulated impairment losses	(117,748)	(16,114)	(20,345)	—	(154,207)
Assets held for sale	(470)	—	—	—	(470)
Net goodwill at March 31, 2021	$36,782	$14,354	$7,222	$165,044	$223,402

4.	LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
7.375% Senior Secured Notes due February 2028	$825,000	$—
2018 Credit Facility	—	129,935
MGM National Harbor Loan	—	57,889
2017 Credit Facility	—	317,332
8.75% Senior Secured Notes due December 2022	—	347,016
7.375% Senior Secured Notes due April 2022	—	2,984
Total debt	825,000	855,156
Less: current portion of long-term debt	—	23,362
Less: original issue discount and issuance costs	15,143	12,870
Long-term debt, net	$809,857	$818,924

2028 Notes

On January 7, 2021, the Company launched an offering (the “2028 Notes Offering”) of $825 million in aggregate principal amount of 7.375% senior secured notes due 2028 (the “2028 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries.  The 2028 Notes mature on February 1, 2028 and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum. On January 8, 2021, the Company entered into a purchase agreement with respect to the 2028 Notes at an issue price of 100% and the 2028 Notes Offering closed on January 25, 2021.

The Company used the net proceeds from the 2028 Notes Offering, together with cash on hand, to repay or redeem (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer (all as defined below).  Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the quarter ended March 31, 2021 associated with the settlement of the 2028 Notes.

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

The associated debt issuance costs in the amount of $15.4 million is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The amount of deferred financing costs included in interest expense for all instruments, for the three months ended March 31, 2021 and 2020, was $824,000 and approximately $1.1 million, respectively.

8.75% Notes

In October 2020, the Company announced an offer to eligible holders of its 7.375% Senior Secured Notes due 2022 (the “7.375 Notes”) to exchange any and all of their 7.375 Notes for newly issued 8.75% Senior Secured Notes due 2022 (the “8.75 Notes”). The exchange offer closed on November 9, 2020 and, therefore, is referred to as the “November 2020 Exchange Offer”. Until their satisfaction and discharge on settlement of the 2028 Notes, the 8.75% Notes were governed by an indenture, dated November 9, 2020 (the “8.75% Notes Indenture”), by and between the Company, the guarantors therein (the “Guarantors”) and Wilmington Trust, National Association, as trustee (in such capacity, the “8.75% Notes Trustee”) and as notes collateral agent (in such capacity, “the 8.75% Notes Collateral Agent”). Interest on the 8.75% Notes accrued at the rate per annum equal to 8.75% and was payable, in cash, quarterly on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2021, to holders of record on the immediately preceding January 1, April 1, July 1 and October 1, respectively.

The 8.75% Notes were general senior obligations and were guaranteed (the “Guarantees”) by the Guarantors. The 8.75% Notes and the Guarantees: (i) ranked equal in right of payment to all of the Company’s and the Guarantor’s existing and future senior indebtedness, (ii) were secured on a first-priority basis by the Notes Priority Collateral (as defined below) and on a second-priority basis by the ABL Priority Collateral (defined below) owned by the Company and the applicable Guarantor, in each case subject to certain liens permitted under the 8.75% Notes Indenture, (iii) were equal in priority to the collateral owned by the Company and the Guarantor with respect to obligations under the credit agreement, dated as of April 18, 2017, by and among the Company, various lenders therein and Guggenheim Securities Credit Partners, LLC, as administrative agent and any other Parity Lien Debt (as described in the 8.75% Notes Indenture), if an, incurred after the date the 8.75% Notes were issued, (iv)  ranked senior in right of payment to any existing or future subordinated indebtedness of the Company or Guarantors, (v) were initially guaranteed on a senior basis by each of the Company’s wholly-owned domestic subsidiaries (other than certain immaterial subsidiaries, unrestricted subsidiaries, and other certain exceptions), (vi) were effectively senior to all of the Company’s and the Guarantor’s existing and future unsecured indebtedness to the extent of the value of the collateral owned by the Company or applicable Guarantors and effectively senior to all existing and future ABL Debt Obligations (as defined in the 8.75% Notes Indenture) to the extent of the value of the Notes Priority Collateral (as defined below) owned by the Company or applicable Guarantor, (vii) were effectively subordinated to all of the Company’s and the Guarantor’s existing and future indebtedness that was secured by liens on assets that do not secure the Notes or the Guarantee to the extent of the value of such assets, (viii) were structurally subordinated to all of the Company’s and the Guarantor’s existing and future indebtedness and other claims and liabilities, including preferred stock, of subsidiaries of the Company that are not guarantors, and (ix) were effectively senior to any 7.375% Notes that remain outstanding after the November 2020 Exchange Offer with respect to any collateral proceeds.

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

In connection with the November 2020 Exchange Offer, the 8.75% Notes were subject to a new intercreditor agreement, pursuant to which proceeds received by the 7.375% Notes Trustee with respect to collateral proceeds received by the 7.375% Notes Trustee for the 7.375% Notes under an existing parity lien intercreditor agreement were to be paid over to the 8.75% Notes Trustee for the 8.75% Notes to the extent of the amounts owed to the holders of the 8.75% Notes then outstanding.

The Company could redeem the 8.75% Notes in whole or in part, at its option, upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to 100% of the principal amount of such 8.75% Notes plus accrued and unpaid interest, if any, to the redemption date.

Within 90 days following the completion of the November 2020 Exchange Offer, the Company was required to repurchase, repay or redeem $15 million aggregate principal amount of the 8.75% Notes. Separately, within five business days after each Excess Cash Flow Calculation Date (as defined in the 8.75% Notes Indenture), the Company was to redeem an aggregate principal amount of 8.75% Notes equal to 50% of the Excess Cash Flow (as defined in the 8.75% Notes Indenture), provided that repurchases, repayments or redemption of 8.75% Notes with internally generated funds during the applicable calculation period would reduce on a dollar-for-dollar basis the amount of such redemption otherwise required on the applicable calculation date. Any such mandatory redemptions were to be at par (plus accrued and unpaid interest).

During the year ended December 31, 2020, the Company recorded a loss on retirement of debt of approximately $2.9 million associated with the November 2020 Exchange Offer. The premium paid to the bondholders in the amount of approximately $3.5 million is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

Until its termination on settlement of the 2028 Notes, borrowings under the 2018 Credit Facility were subject to customary conditions precedent, as well as a requirement under the 2018 Credit Facility that (i) the Company's total gross leverage ratio on a pro forma basis be not greater than 8:00 to 1:00 (this total gross leverage ratio test steps down as described below), (ii) neither of the administrative agents under the Company's existing credit facilities nor the trustee under the Company's existing senior secured notes due 2022 have objected to the terms of the new credit documents and (iii) certification by the Company that the terms and conditions of the 2018 Credit Facility satisfied the requirements of the definition of “Permitted Refinancing” (as defined in the agreements governing the Company's existing credit facilities) and neither of the administrative agents under the Company's existing credit facilities notified the Company within five (5) business days prior to funding the borrowings under the 2018 Credit Facility that it disagreed with such determination (including a reasonable description of the basis upon which it disagrees).

The 2018 Credit Facility was scheduled to mature on December 31, 2022 (the “Maturity Date”). In connection with the November 2020 Exchange Offer, we also entered into an amendment to certain terms of our 2018 Credit Facility including the extension of the maturity date to March 31, 2023. Interest rates on borrowings under the 2018 Credit Facility were either (i) from the Funding Date to the Maturity Date, 12.875% per annum, (ii) 11.875% per annum, once 50% of the term loan borrowings had been repaid or (iii) 10.875% per annum, once 75% of the term loan borrowings had been repaid. Interest payments began on the last day of the 3-month period commencing on the Funding Date. Within 90 days following the completion of the November 2020 Exchange Offer, the Company was required to repay $10 million of the 2018 Credit Facility. The amendment was accounted for as a modification in accordance with the provisions of ASC 470, “Debt”.

The Company's obligations under the 2018 Credit Facility were not secured. The 2018 Credit Facility was guaranteed on an unsecured basis by each entity that guarantees the Company's outstanding $350.0 million 2017 Credit Facility (as defined below).

The term loans could be voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company was required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company was also required to use 75% of excess cash flow (“ECF payment”) as defined in the 2018 Credit Facility, which excluded any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor, to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding terms loans at par. During the three months ended March 31, 2020, the Company repaid approximately $11.9 million under the 2018 Credit Facility. Included in the repayments made during the three months ended March 31, 2020 was approximately $3.8 million in ECF payments in accordance with the agreement.

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

Until its termination on settlement of the 2028 Notes, the MGM National Harbor Loan was scheduled to mature on December 31, 2022 and bore interest at 7.0% per annum in cash plus 4.0% per annum paid-in kind. The loan had limited ability to be prepaid in the first two years. The loan was secured on a first priority basis by the assets of UONESPV and ROEH, including all of UONESPV's shares held by ROEH, all of UONESPV's interests in MGM National Harbor, its rights under the joint venture operating agreement governing the MGM National Harbor and UONESPV's obligation to exercise its put right under the joint venture operating agreement in the event of a UONESPV payment default or bankruptcy event, in each case, subject to applicable Maryland gaming laws and approvals. Exercise by UONESPV of its put right under the joint venture operating agreement was subject to required lender consent unless the proceeds are used to retire the MGM National Harbor Loan and any remaining excess is used to repay borrowings, if any, under the 2018 Credit Facility. The MGM National Harbor Loan also contained customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications).

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

Until its termination on settlement of the 2028 Notes, the 2017 Credit Facility matured on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 7.375% Notes (as defined below). At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.0% for 2021 and 5.62% for 2020.

The 2017 Credit Facility was (i) guaranteed by each entity that guarantees the Company’s 7.375% Notes on a pari passu basis with the guarantees of the 7.375% Notes and (ii) secured on a pari passu basis with the Company’s 7.375% Notes. The Company’s obligations under the 2017 Credit Facility were secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by certain notes priority collateral, and (ii) on a second priority basis by collateral for the Company’s asset-backed line of credit.

In addition to any mandatory or optional prepayments, the Company was required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months required an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company was required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During the three month periods in March 31, 2020, the Company repaid $824,000 under the 2017 Credit Facility.

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

Until their satisfaction and discharge on settlement of the 2028 Notes, the 7.375% Notes were the Company’s senior secured obligations and ranked equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s previously existing senior subordinated notes .  The 7.375% Notes and related guarantees were equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 7.375% Notes, including any additional notes issued under the Indenture, but were effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 7.375% Notes. Collateral included substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor.

On November 9, 2020, we completed the November 2020 Exchange Offer of 99.15% of our outstanding 7.375% Notes for $347 million aggregate principal amount of 8.75% Notes.

Asset-Backed Credit Facilities

On April 21, 2016, the Company entered into a senior credit agreement governing an asset-backed credit facility (the “2016 ABL Facility”) among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “Administrative Agent”). The 2016 ABL Facility originally provided for $25 million in revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. On November 13, 2019, the Company entered into an amendment to the 2016 ABL Facility, (the “2016 ABL Amendment”), which increased the borrowing capacity from $25 million in revolving loan borrowings to $37.5 million in order to provide for the working capital needs and general corporate requirements of the Company and provides for a letter of credit facility up to $7.5 million as a part of the overall $37.5 million in capacity. The 2016 ABL Amendment also redefined the “Maturity Date” to be “the earlier to occur of (a) April 21, 2021 and (b) the date that is thirty (30) days prior to the earlier to occur of (i) the Term Loan Maturity Date (as defined in the Term Loan Credit Agreement as in effect on the Effective Date or as the same may be extended in accordance with the terms of the Term Loan Credit Agreement), and (ii) the Stated Maturity (as defined in the Senior Secured Notes Indenture (as defined in the Term Loan Credit Agreement)) of the Notes (as defined in the Senior Secured Notes Indenture as in effect on the Effective Date or as the same may be extended in accordance with the terms of the Senior Secured Notes Indenture).”

At the Company’s election, the interest rate on borrowings under the 2016 ABL Facility were based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the 2016 ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the 2016 ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the 2016 ABL Facility were limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the 2016 ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the 2016 ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the 2016 ABL Facility), plus (ii) the aggregate amount of all other reserves, if any, established by Administrative Agent.

All obligations under the 2016 ABL Facility were secured by first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, (iii) all other property which constitutes ABL Priority Collateral (as defined in the 2016 ABL Facility).  The obligations were also secured by all material subsidiaries of the Company.

The 2016 ABL Facility was subject to the terms of the Intercreditor Agreement (as defined in the 2016 ABL Facility) by and among the Administrative Agent, the administrative agent for the secured parties under the Company’s term loan and the trustee and collateral trustee under the senior secured notes indenture.

In connection with the offering of the 2028 Notes, the Company entered into an amendment of its 2016 ABL Facility to facilitate the issuance of the 2028 Notes. The amendments to the 2016 ABL Facility, include, among other things, a consent to the issuance of the 2028 Notes, revisions to terms and exclusions of collateral and addition of certain subsidiaries as guarantors.

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current 2021 ABL Facility”). The Current 2021 ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current 2021 ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current 2021 ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. On closing of the Current 2021 ABL Facility, the 2016 ABL Facility was terminated on February 19, 2021. As of March 31, 2021, there is no balance outstanding on the Current 2021 ABL Facility.

At the Company’s election, the interest rate on borrowings under the Current 2021 ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current 2021 ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the Current 2021 ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the Current 2021 ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the Current 2021 ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the Current 2021 ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the Current 2021 ABL Facility), plus (ii) the AP and Deferred Revenue Reserve (as defined in the Current 2021 ABL Facility), plus (iii) without duplication, the aggregate amount of all other reserves, if any, established by Administrative Agent.

All obligations under the Current 2021 ABL Facility are secured by first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current 2021 ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company.

The Current 2021 ABL Facility matures on the earliest of: the earlier to occur of (a) the date that is five (5) years from the effective date of the Current 2021 ABL Facility and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

Finally, the Current 2021 ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current 2021 ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of March 31, 2021, the Company had letters of credit totaling $871,000 under the agreement. Letters of credit issued under the agreement are required to be collateralized with cash.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of March 31, 2021, are as follows:

7.375% Senior Secured Notes due February 2028
(In thousands)
April - December 2021	$—
2022	—
2023	—
2024	—
2025	—
2026 and thereafter	825,000
Total Debt	$825,000

5.	INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a benefit from income taxes of $10,000 on pre-tax income from continuing operations of $451,000 for the three months ended March 31, 2021, which results in a tax rate of approximately -2.2%. This tax rate is based on an estimated annual effective rate of 24.7%. The Company recorded discrete tax benefit of $125,000 for excess tax benefits related to restricted stock units.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continues to evaluate the realizability of its net DTAs by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2021, the Company believes it is more likely than not that these DTAs will be realized.

The Company is subject to the continuous examination of our income tax returns by the IRS and other domestic tax authorities. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. The Company believes that it is reasonably possible that a decrease of up to approximately $1.0 million of unrecognized tax benefits related to state tax exposures may be necessary within the next twelve months.

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

On August 18, 2020, the Company entered into an Open Market Sales Agreement with Jefferies LLC (“Jefferies”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”) up to an aggregate offering price of $25 million (the “2020 ATM Program”). Jefferies is acting as sales agent for the Current ATM Program. During the year ended December 31, 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.7 million of net proceeds after associated fees and expenses.

On January 19, 2021, the Company completed its 2020 ATM Program, sold an aggregate of 4,325,102 Class A shares and received gross proceeds of approximately $25.0 million and net proceeds of approximately $24.0 million for the program. On January 27, 2021, the Company entered into a new 2021 Open Market Sale Agreement (the “2021 Sale Agreement”) with Jefferies under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”), through Jefferies as its sales agent. The Company has filed a prospectus supplement pursuant to the 2021 Sale Agreement for the offer and sale of its Class A Shares having an aggregate offering price of up to $25 million (the “2021 ATM Program”). As of March 31, 2021, the Company has issued and sold an aggregate of 420,439 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.8 million, after deducting commissions to Jefferies and other offering expenses. While the Company still has Class A Shares available for issuance under the 2021 ATM Program, the Company may also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of March 13, 2020, the Company’s Board authorized a new repurchase plan of up to $2.6 million of the Company’s Class A and Class D shares through December 31, 2020. In addition, on June 11, 2020, the Company’s Board authorized a repurchase of $2.4 million of the Company’s Class D shares. As of December 31, 2020, the Company had no capacity remaining under the authorizations as the capacity under the June authorization was used and the March authorization lapsed by its terms on December 31, 2020. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended March 31, 2021 and 2020, the Company did not repurchase any shares of Class A common stock or Class D common stock.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended March 31, 2021, the Company executed a Stock Vest Tax Repurchase of 495,296 shares of Class D Common Stock in the amount of $872,000 at an average price of $1.76 per share. During the three months ended March 31, 2020, the Company executed a Stock Vest Tax Repurchase of 547,801 shares of Class D Common Stock in the amount of approximately $1.0 million at an average price of $1.85 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of March 31, 2021, 480,425 shares of Class D common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

On June 12, 2019, the Compensation Committee (“Compensation Committee”) of the Board of Directors of the Company awarded Catherine Hughes, Chairperson, 393,685 restricted shares of the Company’s Class D common stock, and stock options to purchase 174,971 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and vested on January 6, 2020.

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

Stock-based compensation expense for the three months ended March 31, 2021 and 2020, was $253,000 and $393,000, respectively

The Company granted 20,000 stock options during the three months ended March 31, 2021 and did not grant any stock options during the three months ended March 31, 2020.

Transactions and other information relating to stock options for the three months ended March 31, 2021, are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,019,000	$2.11	6.48	$41,000
Grants	20,000	$1.25
Exercised	—	$—
Forfeited/cancelled/expired/settled	46,000	$1.09
Balance as of March 31, 2021	3,993,,000	$2.12	6.33	$198,000
Vested and expected to vest at March 31, 2021	3,989,000	$2.12	6.32	$196,000
Unvested at March 31, 2021	71,000	$1.13	9.51	$44,000
Exercisable at March 31, 2021	3,922,000	$2.14	6.27	$155,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2021, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2021. This amount changes based on the fair market value of the Company’s stock.

No options were exercised during the three months ended March 31, 2021 and 2020. There were 832,847 options vested during the three months ended March 31, 2021 and 804,876 options vested during the three months ended March 31, 2020.

As of March 31, 2021, $20,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three months. The weighted-average fair value per share of shares underlying stock options was $1.41 at March 31, 2021.

The Company granted 20,000 shares of restricted stock during the three months ended March 31, 2021 and did not grant any restricted shares of stock during the three months ended March 31, 2020.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2021, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2020	1,724,000	$0.83
Grants	20,000	$1.25
Vested	(1,623,000)	$0.72
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2021	121,000	$2.38

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2021, $163,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of seven months.

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

Detailed segment data for the three months ended March 31, 2021 and 2020, is presented in the following tables:

	Three Months Ended March 31,
	2021	2020

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$27,788	$34,916
Reach Media	7,816	6,689
Digital	10,355	6,289
Cable Television	46,241	47,497
Corporate/Eliminations*	(760)	(516)
Consolidated	$91,440	$94,875

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$23,329	$26,391
Reach Media	5,174	5,895
Digital	8,053	7,195
Cable Television	21,521	20,400
Corporate/Eliminations	7,342	6,083
Consolidated	$65,419	$65,964

Depreciation and Amortization:
Radio Broadcasting	$729	$741
Reach Media	58	59
Digital	324	488
Cable Television	929	943
Corporate/Eliminations	224	317
Consolidated	$2,264	$2,548

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$53,650
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$—	$53,650

Operating income (loss):
Radio Broadcasting	$3,730	$(45,866)
Reach Media	2,584	735
Digital	1,978	(1,394)
Cable Television	23,791	26,154
Corporate/Eliminations	(8,326)	(6,916)
Consolidated	$23,757	$(27,287)

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(760)	$(516)

Capital expenditures by segment are as follows:

Radio Broadcasting	$261	$963
Reach Media	1	57
Digital	326	197
Cable Television	38	41
Corporate/Eliminations	178	172
Consolidated	$804	$1,430

	March 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$621,405	$630,174
Reach Media	39,159	38,235
Digital	23,185	23,168
Cable Television	380,896	374,046
Corporate/Eliminations	104,106	129,864
Consolidated	$1,168,751	$1,195,487

8.	COMMITMENTS AND CONTINGENCIES:

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

Off-Balance Sheet Arrangements

The Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability. As of March 31, 2021, the Company had letters of credit totaling $871,000 under the Current 2021 ABL Facility for certain operating leases and certain insurance policies. Letters of credit issued under the Current 2021 ABL Facility are required to be collateralized with cash.

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

On November 6, 2020, the Company entered into a definitive asset exchange agreement with Entercom Communications Corp. whereby the Company would receive Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). In exchange, Urban One would transfer three radio stations to Entercom: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Entercom began operation of the exchanged stations on or about November 23, 2020 under LMAs until FCC approval was obtained. The deal was subject to FCC approval and other customary closing conditions and closed on April 20, 2021. In addition, the Company entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. for the remaining assets of our WFUN station in a separate transaction which also closed on April 20, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended March 31,
	2021	2020
Radio broadcasting segment	30.4%	36.8%

Reach Media segment	8.5%	7.0%

Digital segment	11.3%	6.6%

Cable television segment	50.6%	50.1%

Corporate/eliminations	(0.8)%	(0.5)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended March 31,
	2021	2020
Percentage of core radio business generated from local advertising	60.5%	60.7%

Percentage of core radio business generated from national advertising, including network advertising	37.6%	38.0%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart show our net revenue (and sources) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(Unaudited) (In thousands)
Net Revenue:
Radio Advertising	$33,340	$38,417	$(5,077)	(13.2)%
Political Advertising	780	2,404	(1,624)	(67.6)
Digital Advertising	10,353	6,289	4,064	64.6
Cable Television Advertising	20,702	21,033	(331)	(1.6)
Cable Television Affiliate Fees	25,486	26,207	(721)	(2.8)
Event Revenues & Other	779	525	254	48.4
Net Revenue (as reported)	$91,440	$94,875	$(3,435)	(3.6)%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2021	2020

	(In thousands, except margin data)
Net revenue	$91,440	$94,875
Broadcast and digital operating income	36,394	37,636
Broadcast and digital operating income margin	39.8%	39.7%
Consolidated net income (loss) attributable to common stockholders	$7	$(23,187)

The reconciliation of net income (loss) to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Consolidated net income (loss) attributable to common stockholders	$7	$(23,187)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(4)	(8)
Interest expense	18,045	19,138
Benefit from income taxes	(10)	(21,855)
Corporate selling, general and administrative, excluding stock-based compensation	10,120	8,332
Stock-based compensation	253	393
Loss on retirement of debt	6,949	—
Other income, net	(1,684)	(1,504)
Depreciation and amortization	2,264	2,548
Noncontrolling interests in income of subsidiaries	454	129
Impairment of long-lived assets	—	53,650
Broadcast and digital operating income	$36,394	$37,636

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$7	$(23,187)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(4)	(8)
Interest expense	18,045	19,138
Benefit from income taxes	(10)	(21,855)
Depreciation and amortization	2,264	2,548
EBITDA	$20,302	$(23,364)
Stock-based compensation	253	393
Loss on retirement of debt	6,949	—
Other income, net	(1,684)	(1,504)
Noncontrolling interests in income of subsidiaries	454	129
Impairment of long-lived assets	—	53,650
Employment Agreement Award, incentive plan award expenses and other compensation	597	1,212
Contingent consideration from acquisition	40	(72)
Severance-related costs	263	326
Cost method investment income	1,671	1,490
Adjusted EBITDA	$28,845	$32,260

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020 (In thousands)

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
	(Unaudited)
Statements of Operations:
Net revenue	$91,440	$94,875	$(3,435)	(3.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	25,090	27,862	(2,772)	(9.9)
Selling, general and administrative, excluding stock-based compensation	29,956	29,377	579	2.0
Corporate selling, general and administrative, excluding stock-based compensation	10,120	8,332	1,788	21.5
Stock-based compensation	253	393	(140)	(35.6)
Depreciation and amortization	2,264	2,548	(284)	(11.1)
Impairment of long-lived assets	—	53,650	(53,650)	(100.0)
Total operating expenses	67,683	122,162	(54,479)	(44.6)
Operating income (loss)	23,757	(27,287)	51,044	187.1
Interest income	4	8	(4)	(50.0)
Interest expense	18,045	19,138	(1,093)	(5.7)
Loss on retirement of debt	6,949	—	6,949	100.0
Other income, net	(1,684)	(1,504)	180	12.0
Income (loss) before benefit from income taxes and noncontrolling interests in income of subsidiaries	451	(44,913)	45,364	101.0
Benefit from income taxes	(10)	(21,855)	(21,845)	(100.0)
Consolidated net income (loss)	461	(23,058)	23,519	102.0
Net income attributable to noncontrolling interests	454	129	325	251.9
Net income (loss) attributable to common stockholders	$7	$(23,187)	$23,194	100.0%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$91,440	$94,875	$(3,435)	(3.6)%

During the three months ended March 31, 2021, we recognized approximately $91.4 million in net revenue compared to approximately $94.9 million during the same period in 2020. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment decreased 20.4% compared to the same period in 2020. The decrease in net revenue in our radio broadcasting segment was due primarily to the economic impacts of the COVID-19 pandemic which began in March 2020, thus impacting only a part of the three month ended March 31, 2020, but impacting the entire comparable period in 2021. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) decreased 13.4% in total revenues. With the exception of our Charlotte market, we experienced net revenue declines in all of our radio markets, primarily due to lower advertising sales. The increase in Charlotte was driven by the previously announced asset swap with Entercom and operation of additional stations in that market under the LMA providing for the operation of the stations prior to closing under the asset exchange agreement. Net revenue excluding political, from our radio broadcasting segment decreased 17.7% compared to the same period in 2020. We recognized approximately $46.2 million of revenue from our cable television segment during the three months ended March 31, 2021, compared to approximately $47.5 million for the same period in 2020. Net revenue from our Reach Media segment increased 16.9% for the quarter ended March 31, 2021, compared to the same period in 2020. Finally, net revenues for our digital segment increased approximately $4.1 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an increase in direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$25,090	$27,862	$(2,772)	(9.9)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The decrease in programming and technical expenses for the three months ended March 31, 2021, compared to the same period in 2020 was primarily to lower expenses in our radio broadcasting and cable television segments. Expenses in our radio broadcasting segment decreased approximately $1.4 million for the three months ended March 31, 2021, compared to the same period in 2020 due primarily due to lower compensation costs and lower music royalties. Expenses in our cable television segment decreased approximately $1.1 million for the three months ended March 31, 20201 compared to the same period in 2020 due primarily to lower content amortization expense.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$29,956	$29,377	$579	2.0%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expenses for the three months ended March 31, 2021, compared to the same period in 2020 was primarily due to higher expenses at our digital and cable television segments, partially offset by lower expenses at our radio broadcasting and Reach Media segments.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$10,120	$8,332	$1,788	21.5

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in expense for the three months ended March 31, 2021, compared to the same period in 2020 was primarily due to an increase in professional fees related to corporate development activities related to potential gaming and other similar business activities.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$253	$393	$(140)	(35.6)%

The decrease in stock-based compensation for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to timing of grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$2,264	$2,548	$(284)	(11.1)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2021, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$—	$53,650	$(53,650)	(100.0)%

The impairment of long-lived assets for the three months ended March 31, 2020, was related to a non-cash impairment charge of approximately $5.9 million recorded to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances and a charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$18,045	$19,138	$(1,093)	(5.7)%

Interest expense decreased to approximately $18.0 million for the three months ended March 31, 2021, compared to approximately $19.1 million for the same period in 2020, due to lower overall debt balances outstanding and lower average interest rates. As discussed above, on January 25, 2021, the Company closed on a new financing in the form of the 2028 Notes. The proceeds from the 2028 Notes were used to repay in full each of: (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.

Loss on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$6,949	$—	$6,949	100.0%

As discussed above, upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the quarter ended March 31, 2021 associated with the settlement of the 2028 Notes.

Other income, net

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$(1,684)	$(1,504)	$180	12.0%

Other income, net, was approximately $1.7 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. We recognized other income in the amount of approximately $1.7 million and $1.5 million, for the three months ended March 31, 2021 and 2020, respectively, related to our MGM investment.

Benefit from income taxes

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$(10)	$(21,855)	$(21,845)	(100.0)%

For the three months ended March 31, 2021, we recorded a benefit from income taxes of $10,000 on pre-tax income from continuing operations of $451,000 which results in an effective tax rate of -2.2%. This rate includes (26.8)% of tax related to excess tax benefits from restricted stock units. During the three months ended March 31, 2020, we recorded a benefit from income taxes of approximately $21.9 million on a pre-tax loss from continuing operations of approximately $44.9 million based on the actual effective tax rate for the year to date, which results in an effective tax rate of 48.7%. This rate includes 27.9% of tax benefit primarily related to the reduction of valuation allowance against certain of our net operating loss deferred tax assets, and -13.1% of non-tax deductible impairments.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2021	2020
$454	$129	$325	251.9%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $36.4 million for the three months ended March 31, 2021, compared to approximately $37.6 million for the comparable period in 2020, a decrease of approximately $1.2 million or 3.3%. The decrease was primarily due to lower broadcast and digital operating income at our radio broadcasting and cable television segments, which was partially offset by higher broadcast and digital operating income at our Reach Media and digital segments. Our radio broadcasting segment generated approximately $4.5 million of broadcast and digital operating income during the three months ended March 31, 2020, compared to approximately $8.6 million during the three months ended March 31, 2020, a decrease of approximately $4.1 million, primarily due to lower net revenues resulting from the pandemic. Reach Media generated approximately $3.3 million of broadcast and digital operating income during the three months ended March 31, 2021, compared to approximately $1.5 million during the three months ended March 31, 2020, with the increase primarily due to higher net revenues and overall lower selling, general and administrative expenses. Our digital segment generated approximately $2.3 million of broadcast and digital operating income during the three months ended March 31, 2021, compared to broadcast and digital operating loss of $900,000 during the three months ended March 31, 2020. The increase in the digital segment’s broadcast and digital operating income is primarily from higher revenues. Finally, TV One generated approximately $26.3 million of broadcast and digital operating income during the three months ended March 31, 2021, compared to approximately $28.4 million during the three months ended March 31, 2020, with the decrease primarily due to lower net revenues and higher selling, general and administrative expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 39.8% for the three months ended March 31, 2021, from 39.7% for the comparable period in 2020. The margin increase was primarily attributable to higher broadcast and digital operating income at our Reach Media and digital segments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility.

The COVID-19 pandemic had a negative impact on certain of our revenue and alternative revenue sources. Most notably, a number of advertisers across significant advertising categories reduced their advertising spend due to the outbreak, particularly within our radio segment which derives substantial revenue from local advertisers, including in areas such as Texas, Ohio and Georgia, who have been particularly hard hit due to social distancing and government interventions. Further, the COVID-19 outbreak caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales of other tent pole special events, some of which we had to cancel. We do not carry business interruption insurance to compensate us for losses that occurred and these losses may continue to occur as a result of the ongoing nature of the COVID-19 pandemic. Continued or new outbreaks or surges in new cases due to variants in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results. Likewise, our income from our investment in MGM National Harbor Casino has been negatively affected by closures and limitations on occupancy imposed by state and local governmental authorities.

We anticipate continued decreases in revenues due to the COVID-19 pandemic, including the possibility that variants could emerge and cause continued social distancing impacts on the economy.  As such, we assessed our operations considering a variety of factors, including but not limited to, media industry financial reforecasts, expected operating results, estimated net cash flows from operations, future obligations and liquidity, capital expenditure commitments and projected debt covenant compliance.  If the Company had been unable to meet financial covenants under certain of our debt covenants outstanding in 2020, an event of default could have occurred and our debt could have been required to be classified as current, which we could have been unable to repay if lenders were to call the debt.  We concluded that the potential that the Company could incur considerable decreases in operating profits and the resulting impact on the Company’s ability to meet its debt service obligations and debt covenants were probable conditions giving rise to a need to assess whether substantial doubt existed over the Company’s ability to continue as a going concern.

To address the matter, we proactively implemented certain cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions. The Company performed a complete reforecast of its anticipated results extending through one year from the date of issuance of the consolidated financial statements. Further, out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, we drew approximately $27.5 million on our asset-backed credit facility on March 19, 2020. As operating conditions improved throughout the year, we were able to accumulate cash and all amounts outstanding under our asset-backed credit facility were repaid on December 22, 2020. As of March 31, 2021, no amounts were outstanding. Further, as we refinanced our debt structure in January 2021, we anticipate meeting our debt service requirements and obligations for the foreseeable future, including through one year from the date of issuance of our most recent consolidated financial statements. Our estimates however, remain subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of COVID-19 on our business and the economy generally, the possibility of new variants of the coronavirus and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic.

 On August 18, 2020, the Company entered into an Open Market Sale AgreementSM (the “ATM Sale Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”) up to an aggregate offering price of $25 million (the “2020 ATM Program”). Jefferies is acting as sales agent for the Current ATM Program. During the year ended December 31, 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.7 million of net proceeds after associated fees and expenses.

On January 19, 2021, the Company completed its 2020 ATM Program, sold an aggregate of 4,325,102 Class A shares and received gross proceeds of approximately $25.0 million and net proceeds of approximately $24.0 million for the program. On January 27, 2021, the Company entered into a new 2021 Open Market Sale AgreementSM (the “2021 Sale Agreement”) with Jefferies under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”), through Jefferies as its sales agent. The Company has filed a prospectus supplement pursuant to the 2021 Sale Agreement for the offer and sale of its Class A Shares having an aggregate offering price of up to $25 million (the “2021 ATM Program”). As of March 31, 2021, the Company has issued and sold an aggregate of 420,439 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.8 million, after deducting commissions to Jefferies and other offering expenses. While the Company still has Class A Shares available for issuance under the 2021 ATM Program, the Company may also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

On January 25, 2021, the Company closed on an offering (the “2028 Notes Offering”) of $825 million in aggregate principal amount of senior secured notes due 2028 (the “2028 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries.  The 2028 Notes mature on February 1, 2028 and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum.

The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged.

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

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current 2021 ABL Facility”). The Current 2021 ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current 2021 ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The New ABL also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. The Asset Backed Senior Credit Facility entered into on April 21, 2016 among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent, was terminated on February 19, 2021.

At the Company’s election, the interest rate on borrowings under the Current 2021 ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current 2021 ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the Current 2021 ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the Current 2021 ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the Current 2021 ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the Current 2021 ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the Current 2021 ABL Facility), plus (ii) the AP and Deferred Revenue Reserve (as defined in the Current 2021 ABL Facility), plus (iii) without duplication, the aggregate amount of all other reserves, if any, established by Administrative Agent.

All obligations under the Current 2021 ABL Facility are secured by first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current 2021 ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company.

The Current 2021 ABL Facility matures on the earliest of: the earlier to occur of (a) the date that is five (5) years from the effective date of the Current 2021 ABL Facility and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

Finally, the Current 2021 ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current 2021 ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.

 See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2021:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)
7.375% Senior Secured Notes, net of issuance costs (fixed rate)	$809.9	7.375%
Asset-backed credit facility (variable rate)(1)	—	—%

(1)	Subject to variable LIBOR or base rate plus a spread as defined in the agreement.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2021 and 2020, respectively:

	2021	2020
	(In thousands)
Net cash flows provided by operating activities	$14,293	$22,035
Net cash flows used in investing activities	$(804)	$(1,905)
Net cash flows (used in) provided by financing activities	$(30,060)	$12,714

Net cash flows provided by operating activities were approximately $14.3 million and $22.0 million for the three months ended March 31, 2021 and 2020, respectively. Net cash flow from operating activities for the three months ended March 31, 2021, decreased from the prior year primarily due to payments of accrued compensation and higher payments for content assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were $804,000 and approximately $1.9 million for the three months ended March 31, 2021 and 2020, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were $804,000 and approximately $1.4 million for the three months ended March 31, 2021 and 2020, respectively. We took ownership of WQMC-LD on February 24, 2020 for total consideration of $475,000 for the three months ended March 31, 2020.

Net cash flows used in financing activities were approximately $30.1 million compared to net cash flows provided by financing activities of approximately $12.7 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, we repaid approximately $855.2 million and $12.8 million in outstanding debt, respectively. During the three months ended March 31, 2021, we borrowed approximately $825.0 million on our 2028 Notes. During the three months ended March 31, 2021, we paid approximately $11.2 million in debt refinancing costs. During the three months ended March 31, 2020, we borrowed approximately $27.5 million on our asset-backed credit facility. We repurchased $872,000 and approximately $1.0 million of our Class D Common Stock during the three months ended March 31, 2021 and March 31, 2020, respectively. Finally, the Company received proceeds of approximately $12.1 million from the issuance of Class A Common Stock, net of fees paid during the quarter ended March 31, 2021.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2020, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2020.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2021, we had approximately $484.1 million in broadcast licenses and $223.4 million in goodwill, which totaled $707.5 million, and represented approximately 60.5% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

There was no impairment recorded during the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company recorded an impairment charge of approximately $5.9 million related to its Atlanta market and Indianapolis goodwill balances and also a charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

Beginning in March 2020, the Company noted that the COVID-19 pandemic and the resulting government stay at home orders were dramatically impacting certain of the Company’s revenues. Most notably, a number of advertisers across significant advertising categories have reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who have been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of March 31, 2020.

As a result of the testing, for the first quarter of 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses.  Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessment for the quarter ended March 31, 2020. We did not identify any impairment indicators for the three months ended March 31, 2021 and, therefore, no interim impairment testing was performed as of March 31, 2021.

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

Valuation of Goodwill

As noted above, we did not identify any impairment indicators at any of our reportable segments for the three months ended March 31, 2021. Also as noted above, during the first quarter of 2020 due to the COVID-19 pandemic, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the three months ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended March 31, 2020.

Goodwill (Radio Market	March 31,
Reporting Units)	2020 (a)
Pre-tax impairment charge (in millions)	$5.9

Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	(14.5)% – (12.9)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	0.9% – 1.1%
Mature Market Share Range	11.1% – 13.0%
Operating Profit Margin Range	29.4% – 39.0%

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the quarter ended March 31, 2021, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

In the assessment of all available evidence, an important piece of objectively verifiable evidence is evaluating a cumulative income or loss position over the most recent three-year period. Historically, the Company maintained a full valuation against the net DTAs, principally due to overwhelming objectively verifiable negative evidence in the form of a cumulative loss over the most recent three-year period. However, during the quarter ended December 31, 2018, the Company achieved three years of cumulative income, which removed the most heavily weighted piece of objectively verifiable negative evidence from our evaluation of the realizability of DTAs. Moreover, in combination with the three years of cumulative income and other objectively verifiable positive evidence that existed as of the quarter ended December 31, 2018, management believed that there was sufficient positive evidence to conclude that it was more likely than not that a material portion of its net DTAs were realizable. Consequently, the Company reduced its valuation allowance during the quarter ended December 31, 2018.

As of the quarter ended March 31, 2021, management continues to weigh the objectively verifiable evidence associated with its cumulative income or loss position over the most recent three-year period. The Company continues to have three years of rolling cumulative income. Management also considered the cumulative income includes non-deductible pre-tax expenditures that, while included in pre-tax earnings, are not a component of taxable income and therefore are not expected to negatively impact the Company's ability to realize the tax benefit of the DTAs in current or future years.

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

Indebtedness

As of March 31, 2021, we had approximately $825 million of our 2028 Notes outstanding within our corporate structure. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. See “Liquidity and Capital Resources.”

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

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 10 years.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of March 31, 2021:

	Payments Due by Period
Contractual Obligations	Remainder of 2021	2022	2023	2024	2025	2026 and Beyond	Total

	(In thousands)
7.375% Senior Subordinated Notes (1)	$45,633	$60,844	$60,844	$60,844	$60,844	$951,758	$1,240,767
Other operating contracts/agreements (2)	47,584	28,562	16,612	13,471	13,308	9,494	129,031
Operating lease obligations	9,527	11,973	10,557	9,428	4,933	7,740	54,158
Total	$102,744	$101,379	$88,013	$83,743	$79,085	$968,992	$1,423,956

(1)	Includes interest obligations based on interest rates on senior secured notes outstanding as of March 31, 2021.

(2)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, asset-backed credit facility and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $75.8 million has not been recorded on the balance sheet as of March 31, 2021, as it does not meet recognition criteria. Approximately $4.8 million relates to certain commitments for content agreements for our cable television segment, approximately $14.8 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

The Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability. As of March 31, 2021, the Company had letters of credit totaling $871,000 under the Current 2021 ABL Facility for certain operating leases and certain insurance policies. Letters of credit issued under the Current 2021 ABL Facility are required to be collateralized with cash.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Urban One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  Our exposure related to market risk has not changed materially since December 31, 2020.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2020 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

May 14, 2021