Form 10-Q
period 2021-06-30
URBAN ONE, INC.
filed 2021-08-13
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Class A Common Stock, $.001 Par Value	8,221,026
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,928,906
Class D Common Stock, $.001 Par Value	37,301,482

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

●	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers, including as a result of the ongoing COVID-19 pandemic;
●	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;
●	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;
●	the extent of the impact of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Houston; and Washington, DC), including the duration, spread of variants, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of any renewed government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for advertising across our various media;
●	local, regional, national, and international economic conditions that have been impacted as a result of the COVID-19 pandemic, including the risks of a global recession or a recession in one or more of our key markets, the impact that these economic conditions may have on us and our customers, and our assessment of that impact;
●	risks associated with the implementation and execution of our business diversification strategy;
●	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;
●	regulation by certain gaming commissions relative to maintaining our interests, or our creditors ability to foreclose on collateral that includes our interests in, in any gaming licenses, joint ventures or other gaming and casino investments;
●	risks associated with our investment in gaming businesses that are managed or operated by persons not affiliated with us and over which we have little or no control;

●	changes in our key personnel and on-air talent;
●	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;
●	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;
●	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;
●	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
●	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;
●	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
●	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2020.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$107,593	$76,008	$199,033	$170,883
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $4 and $4, and $10 and $12, respectively	26,517	23,624	51,613	51,494
Selling, general and administrative, including stock-based compensation of $0 and $78, and $31 and $164, respectively	31,510	22,294	61,497	51,757
Corporate selling, general and administrative, including stock-based compensation of $168 and $186, and $384 and $485, respectively	9,321	7,326	19,657	15,957
Depreciation and amortization	2,325	2,382	4,589	4,930
Impairment of long-lived assets	—	—	—	53,650
Total operating expenses	69,673	55,626	137,356	177,788
Operating income (loss)	37,920	20,382	61,677	(6,905)
INTEREST INCOME	168	26	172	34
INTEREST EXPENSE	15,853	18,395	33,898	37,533
LOSS ON RETIREMENT OF DEBT	—	—	6,949	—
OTHER INCOME, net	(2,362)	(94)	(4,046)	(1,598)
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	24,597	2,107	25,048	(42,806)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	6,119	465	6,109	(21,390)
CONSOLIDATED NET INCOME (LOSS)	18,478	1,642	18,939	(21,416)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	612	222	1,066	351
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,866	$1,420	$17,873	$(21,767)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.36	$0.03	$0.36	$(0.48)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.33	$0.03	$0.34	$(0.48)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	49,789,892	44,806,219	49,124,056	45,025,471
Diluted	53,780,918	48,154,262	53,186,619	45,025,471

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited)
	(In thousands)

COMPREHENSIVE INCOME (LOSS)	$18,478	$1,642	$18,939	$(21,416)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	612	222	1,066	351
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,866	$1,420	$17,873	$(21,767)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,307	$73,385
Restricted cash	473	473
Trade accounts receivable, net of allowance for doubtful accounts of $7,307 and $7,956, respectively	103,902	106,296
Prepaid expenses	10,613	10,154
Current portion of content assets	31,180	28,434
Other current assets	4,260	4,224
Total current assets	279,735	222,966
CONTENT ASSETS, net	63,594	63,175
PROPERTY AND EQUIPMENT, net	25,258	19,192
GOODWILL	223,402	223,402
RIGHT OF USE ASSETS	42,202	40,918
RADIO BROADCASTING LICENSES	505,148	484,066
OTHER INTANGIBLE ASSETS, net	53,059	56,053
DEFERRED TAX ASSETS, net	3,933	10,041
ASSETS HELD FOR SALE	—	32,661
OTHER ASSETS	43,211	43,013
Total assets	$1,239,542	$1,195,487
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,523	$11,135
Accrued interest	26,414	8,017
Accrued compensation and related benefits	6,705	12,302
Current portion of content payables	19,403	16,248
Current portion of lease liabilities	9,975	8,928
Other current liabilities	24,137	26,917
Current portion of long-term debt	—	23,362
Total current liabilities	99,157	106,909
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	817,774	818,924
CONTENT PAYABLES, net of current portion	7,000	9,479
LONG-TERM LEASE LIABILITIES	35,950	36,577
OTHER LONG-TERM LIABILITIES	28,006	23,999
Total liabilities	987,887	995,888

REDEEMABLE NONCONTROLLING INTERESTS	15,192	12,701

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 8,221,026 and 4,441,635 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	8	4
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2021 and December 31, 2020	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,928,906 shares issued and outstanding as of June 30, 2021 and December 31, 2020	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 37,266,083 and 37,515,801 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	37	38
Additional paid-in capital	1,023,458	991,769
Accumulated deficit	(787,046)	(804,919)
Total stockholders’ equity	236,463	186,898
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,239,542	$1,195,487

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Convertible	Common	Common	Common	Common	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Capital	Deficit	Equity

	(In thousands, except share data)
BALANCE, as of December 31, 2020	$—	$4	$3	$3	$38	$991,769	$(804,919)	$186,898
Consolidated net income	—	—	—	—	—	—	17,873	17,873
Repurchase of 509,347 shares of Class D common stock	—	—	—	—	(1)	(904)	—	(905)
Issuance of 3,779,391 shares of Class A common stock	—	4	—	—	—	33,278	—	33,282
Exercise of options for 197,256 shares of common stock	—	—	—	—	—	315	—	315
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(1,425)	—	(1,425)
Stock-based compensation expense	—	—	—	—	—	425	—	425
BALANCE, as of June 30, 2021	$—	$8	$3	$3	$37	$1,023,458	$(787,046)	$236,463

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	Convertible	Common	Common	Common	Common	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Capital	Deficit	Equity

	(In thousands, except share data)
BALANCE, as of December 31, 2019	$—	$2	$3	$3	$39	$979,834	$(796,806)	$183,075
Consolidated net loss	—	—	—	—	—	—	(21,767)	(21,767)
Repurchase of 3,911,860 shares of Class D common stock	—	—	—	—	(3)	(3,598)	—	(3,601)
Exercise of options for 1,032,922 shares of common stock	—	—	—	—	2	1,974	—	1,976
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(884)	—	(884)
Stock-based compensation expense	—	—	—	—	—	661	—	661
BALANCE, as of June 30, 2020	$—	$2	$3	$3	$38	$977,987	$(818,573)	$159,460

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2021	2020

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$18,939	$(21,416)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,589	4,930
Amortization of debt financing costs	1,296	2,128
Amortization of content assets	18,575	16,639
Amortization of launch assets	668	514
Bad debt expense	134	894
Deferred income taxes	6,108	(21,391)
Amortization of right of use assets	3,851	4,042
Non-cash lease liability expense	2,066	2,436
Non-cash interest expense	158	1,044
Impairment of long-lived assets	—	53,650
Stock-based compensation	425	661
Non-cash fair value adjustment of Employment Agreement Award	1,508	1,311
Loss on retirement of debt	6,949	—
Gain on asset exchange agreement	404	—

Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	2,260	18,124
Prepaid expenses and other current assets	(1,285)	(137)
Other assets	(8,512)	(8,160)
Accounts payable	1,388	(805)
Accrued interest	18,397	(1,930)
Accrued compensation and related benefits	(5,597)	(6,065)
Other liabilities	235	2,394
Payments for content assets	(21,064)	(15,592)
Net cash flows provided by operating activities	51,492	33,271
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,454)	(2,650)
Proceeds from sale of broadcasting assets	8,000	—
Acquisition of broadcasting assets	—	(475)
Net cash flows provided by (used in) investing activities	5,546	(3,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(317,332)	(1,648)
Proceeds of asset-backed credit facility	—	27,500
Proceeds of MGM National Harbor Loan	—	3,600
Proceeds from 2028 Notes	825,000	—
Proceeds from PPP Loan	7,505	—
Debt refinancing costs	(11,157)	—
Repayment of MGM National Harbor Loan	(57,889)	—
Repayment of 7.375% Notes	(2,984)	—
Repayment of 8.75% Notes	(347,016)	—
Repayment of 2018 credit facility	(129,935)	(20,348)
Proceeds from exercise of stock options	315	1,976
Proceeds from issuance of Class A common stock, net of fees	33,282	—
Payment of dividends to noncontrolling interest members of Reach Media	—	(1,000)
Repurchase of common stock	(905)	(3,601)
Net cash flows (used in) provided by financing activities	(1,116)	6,479
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	55,922	36,625
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	73,858	33,546
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$129,780	$70,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,048	$36,291
Income taxes, net of refunds	$782	$—

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Assets acquired under Entercom asset exchange	$28,193	$—
Liabilities recognized under Entercom asset exchange	$2,669	$—
Right of use asset and lease liability additions	$4,935	$3,187
Adjustment of redeemable noncontrolling interests to estimated redemption value	$1,425	$884

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of June 30, 2021, we owned and/or operated 63 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 7 HD stations, and the 2 low power television stations we operate) located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate as the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), an African-American targeted cable television network; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

On January 19, 2019, the Company launched CLEO TV, a lifestyle and entertainment network targeting Millennial and Gen X women of color. CLEO TV offers quality content that defies negative and cultural stereotypes of today’s modern women. The results of CLEO TV’s operations will be reflected in the Company’s cable television segment.

On May 20, 2021, the City of Richmond, Virginia (the “City”) announced that it has selected the Company’s wholly-owned unrestricted subsidiary RVA Entertainment Holdings, LLC (“RVAEH”), as the City’s preferred casino gaming operator to develop and operate a casino resort in Richmond.  Pursuant to the Virginia Casino Act, the City is one of five cities within the Commonwealth of Virginia eligible to host a casino gaming establishment, subject to the citizens of the City approving a referendum, which is anticipated to be held in November 2021. Prior to requesting a Virginia court to order the referendum, the City is required to (i) select the City’s preferred location for the Casino Resort, which must be listed on the referendum, (ii) select a preferred casino gaming operator to develop and operate the Casino Resort (the “Preferred Casino Operator”), and (iii) submit the Preferred Casino Operator to the Commonwealth for pre-certification. RVAEH was approved in the pre-certification process on July 20, 2021.

If the voters approve the referendum, then the Commonwealth may issue one license permitting operation of a casino in Richmond.  Upon passage and certification of the referendum, RVAEH, along with its management and development team, including Peninsula Pacific Entertainment would commence development and construction of the casino resort to be named ONE Casino + Resort.

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

Financial instruments as of June 30, 2021 and December 31, 2020, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2021 and December 31, 2020, except for the Company’s long-term debt. On June 1, 2021, the Company borrowed approximately $7.5 million on a new PPP loan (as defined in Note 4 – Long-Term Debt). The PPP Loan had a carrying value of approximately $7.5 million and fair value of approximately $7.5 million as of June 30, 2021. The fair value of the PPP Loan, classified as a Level 3 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. On January 24, 2021, the Company borrowed $825 million in aggregate principal amount of senior secured notes due February 2028 (the “2028 Notes”). The 7.375% 2028 Notes had a carrying value of approximately $825.0 million and fair value of approximately $888.9 million as of June 30, 2021. The fair values of the 2028 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer (all as defined below). Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. The 7.375% Senior Secured Notes that were due in April 2022 (the “7.375% Notes”) had a carrying value of approximately $3.0 million and fair value of approximately $2.8 million as of December 31, 2020. The fair values of the 7.375% Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $317.3 million and fair value of approximately $293.5 million as of December 31, 2020. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $129.9 million and fair value of approximately $132.5 million as of December 31, 2020. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $57.9 million and fair value of approximately $64.8 million as of December 31, 2020. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On November 9, 2020, we completed an exchange of 99.15% of our outstanding 7.375% Notes for $347.0 million aggregate principal amount of newly issued 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”). As of December 31, 2020, the 8.75% Notes had a carrying value of approximately $347.0 million and fair value of approximately $338.0 million. There was no balance outstanding on the Company’s asset-backed credit facility as of June 30, 2021 and December 31, 2020.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $4.1 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively. Agency and outside sales representative commissions were approximately $7.6 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $4.4 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively. Agency and outside sales representative commissions were approximately $8.2 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, unaudited)
Net Revenue:
Radio Advertising	$42,605	$25,358	$75,944	$63,776
Political Advertising	500	361	1,280	2,764
Digital Advertising	15,016	6,104	25,369	12,393
Cable Television Advertising	22,968	18,941	43,670	39,973
Cable Television Affiliate Fees	25,396	24,619	50,883	50,826
Event Revenues & Other	1,108	625	1,887	1,151
Net Revenue (as reported)	$107,593	$76,008	$199,033	$170,883

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income and unearned event income) that are not separately stated in our consolidated balance sheets at June 30, 2021, December 31, 2020 and June 30, 2020 were as follows:

	June 30, 2021	December 31, 2020	June 30, 2020
	(Unaudited)		(Unaudited)
	(In thousands)
Contract assets:
Unbilled receivables	$8,540	$5,798	$3,892

Contract liabilities:
Customer advances and unearned income	$5,252	$4,955	$2,918
Unearned event income	6,118	5,921	10,352

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2021, approximately $545,000 and approximately $2.6 million was recognized as revenue during the three and six months ended June 30, 2021. For unearned event income, no revenue was recognized during the three or six months ended June 30, 2021. For customer advances and unearned income as of January 1, 2020, approximately $448,000 and approximately $2.1 million was recognized as revenue during the three and six months ended June 30, 2020. For unearned event income, there was no revenue was recognized during the three months or six months ended June 30, 2020.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the three and six months ended June 30, 2021 and 2020. The weighted-average amortization period for launch support is approximately 7.4 years as of June 30, 2021, and approximately 7.4 years as of December 31, 2020. The remaining weighted-average amortization period for launch support is 4.0 years and 4.5 years as of June 30, 2021 and December 31, 2020, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended June 30, 2021 and 2020, launch support asset amortization of $105,000 and $105,000, respectively, was recorded as a reduction of revenue, and $229,000 and $151,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. For the six months ended June 30, 2021 and 2020, launch support asset amortization of $211,000 and $211,000, respectively, was recorded as a reduction of revenue, and $457,000 and $302,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2021 and 2020, barter transaction revenues were $440,000 and $527,000, respectively. Additionally, for the three months ended June 30, 2021 and 2020, barter transaction costs were reflected in programming and technical expenses of $302,000 and $384,000, respectively, and selling, general and administrative expenses of $138,000 and $143,000, respectively. For the six months ended June 30, 2021 and 2020, barter transaction revenues were $889,000 and approximately $1.0 million, respectively. Additionally, for the six months ended June 30, 2021 and 2020, barter transaction costs were reflected in programming and technical expenses of $614,000 and $755,000, respectively, and selling, general and administrative expenses of $275,000 and $286,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited)
	(In Thousands)
Numerator:
Net income (loss) attributable to common stockholders	$17,866	$1,420	$17,873	$(21,767)
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	49,789,892	44,806,219	49,124,056	45,025,471
Effect of dilutive securities:
Stock options and restricted stock	3,991,026	3,348,043	4,062,563	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	53,780,918	48,154,262	53,186,619	45,025,471

Net income (loss) attributable to common stockholders per share – basic	$0.36	$0.03	$0.36	$(0.48)
Net income (loss) attributable to common stockholders per share –diluted	$0.33	$0.03	$0.34	$(0.48)

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

As of June 30, 2021, and December 31, 2020, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(Unaudited)
	(In thousands)
As of June 30, 2021
Liabilities subject to fair value measurement:
Contingent consideration (a)	$—	—	—	$—
Employment agreement award (b)	27,111	—	—	27,111
Total	$27,111	$—	$—	$27,111

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$15,192	$—	$—	$15,192

As of December 31, 2020
Liabilities subject to fair value measurement:
Contingent consideration (a)	$780	—	—	$780
Employment agreement award (b)	25,603	—	—	25,603
Total	$26,383	$—	$—	$26,383

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$12,701	$—	$—	$12,701
(a)	This balance is measured based on the income approach to valuation in the form of a Monte Carlo simulation. The Monte Carlo simulation method is suited to instances such as this where there is non-diversifiable risk. It is also well-suited to multi-year, path dependent scenarios. Significant inputs to the Monte Carlo method include forecasted net revenues, discount rate and expected volatility. A third-party valuation firm assisted the Company in estimating the contingent consideration.
(b)	Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis). The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.
(c)	The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2021. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2021:

		Employment	Redeemable
	Contingent	Agreement	Noncontrolling
	Consideration	Award	Interests

	(In thousands)

Balance at December 31, 2020	$780	$25,603	$12,701
Net income attributable to noncontrolling interests	—	—	1,066
Distribution	(1,060)	—	—
Change in fair value	280	1,508	1,425
Balance at June 30, 2021	$—	$27,111	$15,192

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$(280)	$(1,508)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three and six months ended June 30, 2021 and 2020. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three and six months ended June 30, 2021 and 2020.

			As of	As of
			June 30,	December 31,
		Significant	2021	2020

		Unobservable	Significant Unobservable
Level 3 liabilities	Valuation Technique	Inputs	Input Value
Contingent consideration	Monte Carlo Simulation	Expected volatility	*	29.5%
Contingent consideration	Monte Carlo Simulation	Discount Rate	*	16.5%
Employment agreement award	Discounted Cash Flow	Discount Rate	10.5%	10.5%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.5%	11.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	1.0%	1.0%

*Contingent consideration liability is fully settled as of June 30, 2021.

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the six months ended June 30, 2021. For the six months ended June 30, 2020, the Company recorded an impairment charge of approximately $5.9 million related to its Atlanta market and Indianapolis goodwill balances and also an impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021		2020	2021			2020

	(Unaudited)			(Unaudited)
	(Dollars In thousands)			(Dollars In thousands)
Operating Lease Cost (Cost resulting from lease payments)	$3,335		$3,153		$6,549		$6,305
Variable Lease Cost (Cost excluded from lease payments)	10		34		20		74
Total Lease Cost	$3,345		$3,187		$6,569		$6,379

Operating Lease - Operating Cash Flows (Fixed Payments)	$3,419		$3,243		$6,750		$6,650
Operating Lease - Operating Cash Flows (Liability Reduction)	$2,248		$2,045		$4,422		$4,182

Weighted Average Lease Term - Operating Leases	5.24	years	5.38	years	5.24	years	5.38	years
Weighted Average Discount Rate - Operating Leases	11.00%		11.00%		11.00%		11.00%

As of June 30, 2021, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining six months ending December 31, 2021	$6,951
2022	13,606
2023	11,734
2024	10,619
2025	5,872
Thereafter	12,054
Total future lease payments	60,836
Imputed interest	14,911
Total	$45,925

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. The value of our MGM investment is included in other assets on the consolidated balance sheets and its distribution income in the amount of approximately $1.9 million and $80,000, for the three months ended June 30, 2021 and 2020, respectively, and approximately $3.6 million and $1.6 million, for the six months ended June 30, 2021 and 2020, respectively is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required. As of December 31, 2020, the Company’s interest in the MGM National Harbor Casino secured the MGM National Harbor Loan (as defined in Note 4 – Long-Term Debt.) Upon settlement of the 2028 Notes, the Company’s subsidiaries of Radio One Entertainment Holdings, LLC and Urban One Entertainment SPV, LLC became guarantors under the 2028 Notes along with the Company’s other subsidiaries.

(m)	Content Assets

Our cable television segment has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to ten years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins, and the program is available for its first airing. Acquired content is generally amortized on a straight-line basis over the term of the license which reflects the estimated usage. For certain content for which the pattern of usage is accelerated, amortization is based upon the actual usage. Amortization of content assets is recorded in the consolidated statement of operations as programming and technical expenses.

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

Commissioned programming is recorded at the lower of unamortized cost or estimated net realizable value. Estimated net realizable values are based on the estimated revenues associated with the program materials and related expenses. The Company did not record any additional amortization expense as a result of evaluating its contracts for recoverability for the six months ended June 30, 2021 and 2020.  All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

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

The Company accounts for the Employment Agreement Award as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” The Company estimated the fair value of the award at June 30, 2021, and December 31, 2020, to be approximately $27.1 million and $25.6 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was $911,000 and $98,000 for the three months ended June 30, 2021, and 2020, respectively, and was approximately $1.5 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. Due to the pandemic, the 2020 cruise has been rescheduled to November 2021 and passengers have been given the option to have the majority of their payments refunded. As of June 30, 2021, the Foundation owed Reach Media $460,000 under the agreements for the operation of the cruises and as of December 31, 2020, Reach Media owed the Foundation $244,000 due to passengers’ refunds pending.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of June 30, 2021 and December 31, 2020, the Foundation owed $4,000 and $6,000, respectively, to Reach Media.

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

On November 6, 2020, the Company entered into a definitive asset exchange agreement with Entercom Communications Corp. whereby the Company would receive Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). In exchange, Urban One would transfer three radio stations to Entercom: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Entercom began operation of the exchanged stations on or about November 23, 2020 under LMAs until FCC approval was obtained. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on April 20, 2021. In addition, the Company entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. (“Gateway”) for the remaining assets of our WFUN station in a separate transaction which also closed on April 20, 2021. The Company received approximately $8.0 million and exchanged approximately $8.0 million in tangible and intangible assets as part of the transaction with Gateway. The identified assets with a combined carrying value of approximately $32.7 million were classified as held for sale in the consolidated balance sheet at December 31, 2020. The major categories of the assets held for sale include the following:

As of December 31,
2020
(In thousands)
Property and equipment, net	$2,144
Goodwill	470
Radio broadcasting licenses	30,606
Right of use assets	1,071
Lease liabilities	(1,630)
Assets held for sale, net	$32,661

The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $21.1 million to radio broadcasting licenses, approximately $1.8 million to land and land improvements, approximately $2.0 million to towers and antennas, $517,000 to buildings, approximately $1.0 million to transmitters, $712,000 to studios, $53,000 to vehicles, $200,000 to furniture and fixtures, $67,000 to computer equipment, $19,000 to other equipment, approximately $1.7 million to right of use assets, $1.9 million advertising credit liability, $921,000 to operating lease liabilities, and $812,000 unfavorable lease liability. The fair value of the assets exchanged with Entercom approximate the carrying value of the assets held for sale as of December 31, 2020. The Company recognized a net gain of $404,000 related to the Entercom and Gateway transactions during the three months ended June 30, 2021.

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

Valuation of Broadcasting Licenses

Beginning in March 2020, the Company observed that the COVID-19 pandemic and the resulting government stay at home orders were dramatically impacting certain of the Company’s revenues. Most notably, a number of advertisers across significant advertising categories had reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who had been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. As a result, during the six months ended June 30, 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators at any of our reportable segments for the six months ended June 30, 2021 and, therefore, no interim impairment testing was performed as of June 30, 2021.

Valuation of Goodwill

As noted above, we did not identify any impairment indicators at any of our reportable segments for the six months ended June 30, 2021. Also as noted above, during the first quarter of 2020 due to the COVID-19 pandemic, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the six months ended June 30, 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio	Reach		Cable
	Broadcasting	Media	Digital	Television
	Segment	Segment	Segment	Segment	Total

	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Accumulated impairment losses	(117,748)	(16,114)	(20,345)	—	(154,207)
Entercom asset exchange	(470)	—	—	—	(470)
Net goodwill at June 30, 2021	$36,782	$14,354	$7,222	$165,044	$223,402

4.    LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
7.375% Senior Secured Notes due February 2028	$825,000	$—
PPP Loan	7,505	—
2018 Credit Facility	—	129,935
MGM National Harbor Loan	—	57,889
2017 Credit Facility	—	317,332
8.75% Senior Secured Notes due December 2022	—	347,016
7.375% Senior Secured Notes due April 2022	—	2,984
Total debt	832,505	855,156
Less: current portion of long-term debt	—	23,362
Less: original issue discount and issuance costs	14,731	12,870
Long-term debt, net	$817,774	$818,924

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

The Company used the net proceeds from the 2028 Notes Offering, together with cash on hand, to repay or redeem (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer (all as defined below).  Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the six months ended June 30, 2021 associated with the settlement of the 2028 Notes.

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

The amount of deferred financing costs included in interest expense for all instruments, for the three months ended June 30, 2021 and 2020, was $471,000 and approximately $1.1 million, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the six months ended June 30, 2021 and 2020, was approximately $1.3 million and $2.1 million, respectively.

PPP Loan

On January 29, 2021, the Company submitted an application for participation in the second round of the Paycheck Protection Program loan program (“PPP”). On June 1, 2021, the Company received proceeds of approximately $7.5 million. The loan bears interest at a fixed rate of 1% per year and will not be changed during the life of the loan. The loan matures June 1, 2026. The Company is in the process of applying for loan forgiveness. While certain of the PPP loans may be forgivable, until they are repaid or forgiven, the loans the amount may constitute debt under the 2028 Notes and increase the Company’s leverage.

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

In addition to any mandatory or optional prepayments, the Company was required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months required an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company was required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During the three months ended June 30, 2020, the Company repaid $824,000 under the 2017 Credit Facility and during the six months ended June 30, 2020, the Company repaid approximately $1.6 million under the 2017 Credit Facility.

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

The 2017 Credit Facility contained affirmative and negative covenants that the Company was required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
◾	1.25 to 1.00 on June 30, 2017 and the last day of each fiscal quarter thereafter.
(b)	maintaining a senior leverage ratio of no greater than:
◾	5.85 to 1.00 on June 30, 2017 and the last day of each fiscal quarter thereafter.
(c)	limitations on:
◾	liens;
◾	sale of assets;
◾	payment of dividends; and
◾	mergers.

The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

7.375% Notes

On April 17, 2015, the Company closed a private offering of $350.0 million aggregate principal amount of 7.375% senior secured notes due 2022 (the “7.375% Notes”). The 7.375% Notes were offered at an original issue price of 100.0% plus accrued interest from April 17, 2015 and matured on April 15, 2022. Interest on the 7.375% Notes accrued at the rate of 7.375% per annum and was payable semiannually in arrears on April 15 and October 15, which commenced on October 15, 2015. The 7.375% Notes were guaranteed, jointly and severally, on a senior secured basis by the Company’s existing and future domestic subsidiaries, including TV One.

The Company used the net proceeds from the 7.375% Notes, to refinance a previous credit agreement, refinance certain TV One indebtedness, and finance the buyout of membership interests of Comcast in TV One and pay the related accrued interest, premiums, fees and expenses associated therewith.

Until their satisfaction and discharge on settlement of the 2028 Notes, the 7.375% Notes were the Company’s senior secured obligations and ranked equal in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness, including obligations under the 2017 Credit Facility and the Company’s previously existing senior subordinated notes.  The 7.375% Notes and related guarantees were equally and ratably secured by the same collateral securing the 2017 Credit Facility and any other parity lien debt issued after the issue date of the 7.375% Notes, including any additional notes issued under the Indenture, but were effectively subordinated to the Company’s and the guarantors’ secured indebtedness to the extent of the value of the collateral securing such indebtedness that does not also secure the 7.375% Notes. Collateral included substantially all of the Company’s and the guarantors’ current and future property and assets for accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets including the capital stock of each subsidiary guarantor.

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

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current 2021 ABL Facility”). The Current 2021 ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current 2021 ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current 2021 ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. On closing of the Current 2021 ABL Facility, the 2016 ABL Facility was terminated on February 19, 2021.  As of June 30, 2021, there is no balance outstanding on the Current 2021 ABL Facility.

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

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of June 30, 2021, the Company had letters of credit totaling $871,000 under the agreement. Letters of credit are issued under the Current 2021 ABL Facility and are required to be collateralized with cash.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of June 30, 2021, are as follows:

7.375% Senior
Secured Notes due
	February 2028	PPP Loan	Total

(In thousands)
July - December 2021	$—	$—	$—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026 and thereafter	825,000	7,505	832,505
Total Debt	$825,000	$7,505	$832,505

5.    INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $6.1 million on pre-tax income from continuing operations of $25.0 million for the six months ended June 30, 2021, which results in a tax rate of approximately 24.4%. This tax rate is based on an estimated annual effective rate of 25.0%. The Company recorded discrete tax benefit of $143,000 primarily for excess tax benefits related to restricted stock units.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continues to evaluate the realizability of its net DTAs by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2021, the Company believes it is more likely than not that these DTAs will be realized.

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

6.    STOCKHOLDERS’ EQUITY:

On June 16, 2020, the Company’s Board of Directors authorized an amendment (the “Potential Amendment”) of Urban One's certificate of incorporation to effect a reverse stock split across all classes of common stock by a ratio of not less than one-for-two and not more than one-for-fifty at any time prior to December 31, 2021, with the exact ratio to be set at a whole number within this range as determined by our board of directors in its discretion. The Company’s shareholders approved the Potential Amendment at the annual meeting of the shareholders June 16, 2020. The Company has not acted on the Potential Amendment but may do so as determined by our board of directors in its discretion.  On June 23, 2021, the Company’s Board of Directors authorized an amendment of the Urban One 2019 Equity and Performance Incentive Plan to increase the number of shares available for grant and to provide the grant of Class A as well as Class D shares.

On August 18, 2020, the Company entered into an Open Market Sales Agreement with Jefferies LLC (“Jefferies”) under which the Company sold shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”) up to an aggregate offering price of $25 million (the “2020 ATM Program”). Jefferies acted as sales agent for the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.7 million of net proceeds after associated fees and expenses.

On January 19, 2021, the Company completed its 2020 ATM Program, sold an additional 1,465,825 shares for an aggregate of 4,325,102 Class A shares sold through the 2020 ATM Program, receiving gross proceeds of approximately $25.0 million and net proceeds of approximately $24.0 million for the program (inclusive of the $14.7 million sold during the year ended December 31, 2020). On January 27, 2021, the Company entered into a new 2021 Open Market Sale Agreement (the “2021 Sale Agreement”) with Jefferies under which the Company could sell up to an additional $25.0 million of Class A Shares, through Jefferies as its sales agent. During the three months ended March 31, 2021, the Company issued and sold an aggregate of 420,439 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.8 million, after deducting commissions to Jefferies and other offering expenses. During the three months ended June 30, 2021, the Company issued and sold an aggregate of 1,893,126 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $22.0 million and net proceeds of approximately $21.2 million, after deducting commissions to Jefferies and other offering expenses. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of March 13, 2020, the Company’s Board authorized a new repurchase plan of up to $2.6 million of the Company’s Class A and Class D shares through December 31, 2020. In addition, on June 11, 2020, the Company’s Board authorized a repurchase of $2.4 million of the Company’s Class D shares. As of December 31, 2020, the Company had no capacity remaining under the authorizations as the capacity under the June authorization was used and the March authorization lapsed by its terms on December 31, 2020. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three and six months ended June 30, 2021, the Company did not repurchase any shares of Class A common stock or Class D common stock. During the three months ended June 30, 2020, the Company did not repurchase any shares of Class A common stock and repurchased 3,208,288 shares of Class D common stock in the amount of approximately $2.4 million at an average price of $0.76 per share. During the six months ended June 30, 2020, the Company did not repurchase any shares of Class A common stock and repurchased 3,208,288 shares of Class D common stock in the amount of approximately $2.4 million at an average price of $0.76 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the authority under the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan and the 2019 Equity and Performance Incentive Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended June 30, 2021, the Company executed a Stock Vest Tax Repurchase of 14,051 shares of Class D Common Stock in the amount of $33,000 at an average price of $2.36 per share. During the three months ended June 30, 2020, the Company executed a Stock Vest Tax Repurchase of 155,771 shares of Class D Common Stock in the amount of $140,000 at an average price of $0.90 per share. During the six months ended June 30, 2021, the Company executed a Stock Vest Tax Repurchase of 509,347 shares of Class D Common Stock in the amount of $904,000 at an average price of $1.78 per share. During the six months ended June 30, 2020, the Company executed a Stock Vest Tax Repurchase of 703,572 shares of Class D Common Stock in the amount of approximately $1.2 million at an average price of $1.64 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of June 30, 2021, 438,052 shares of Class D common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

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

Stock-based compensation expense for the three months ended June 30, 2021 and 2020, was $172,000 and $268,000, respectively, and for the six months ended June 30, 2021 and 2020, was $425,000 and $661,000, respectively.

The Company did not grant any stock options during the three months ended June 30, 2021 and granted 20,000 stock options during the six months ended June 30, 2021. The Company granted 708,732 stock options during the three and six months ended June 30, 2020.

Transactions and other information relating to stock options for the six months ended June 30, 2021, are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2020	4,019,000	$2.11	6.48	$41,000
Grants	20,000	$1.25	—	—
Exercised	197,000	$1.60	—	—
Forfeited/cancelled/expired/settled	59,000	$1.27	—	—
Balance as of June 30, 2021	3,783,000	$2.15	6.15	$10,860,000
Vested and expected to vest at June 30, 2021	3,779,000	$2.15	6.15	$10,846,000
Unvested at June 30, 2021	71,000	$1.13	9.26	$275,000
Exercisable at June 30, 2021	3,712,000	$2.17	6.09	$10,585,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2021, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2021. This amount changes based on the fair market value of the Company’s stock.

There were 197,256 options exercised during the three and six months ended June 30, 2021. There were 1,032,922 options exercised during the three and six months ended June 30, 2020. No options vested during the three months ended June 30, 2021 and 832,847 options vested during the six months ended June 30, 2021. No options vested during the three months ended June 30, 2020 and 624,770 options vested during the six months ended June 30, 2020.

As of June 30, 2021, $3,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of less than one month. The weighted-average fair value per share of shares underlying stock options was $1.43 at June 30, 2021.

The Company granted 62,373 shares of restricted stock during the three and six months ended June 30, 2021. The Company granted 1,649,394 shares of restricted stock during the three and six months ended June 30, 2020. Each of the three non-executive directors received 18,248 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2020.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2021, are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2020	1,724,000	$0.83
Grants	62,000	$2.00
Vested	(1,730,000)	$0.82
Forfeited/cancelled/expired	—	$—
Unvested at June 30, 2021	56,000	$2.45

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2021, $308,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of nine months.

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

Detailed segment data for the three and six months ended June 30, 2021 and 2020, is presented in the following tables:

	Three Months Ended
	June 30,
	2021	2020

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$35,465	$20,505
Reach Media	9,414	6,268
Digital	15,129	6,104
Cable Television	48,461	43,761
Corporate/Eliminations*	(876)	(630)
Consolidated	$107,593	$76,008

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$22,369	$20,614
Reach Media	6,002	4,941
Digital	8,800	5,723
Cable Television	23,550	16,953
Corporate/Eliminations	6,627	5,013
Consolidated	$67,348	$53,244

Depreciation and Amortization:
Radio Broadcasting	$792	$766
Reach Media	53	60
Digital	315	277
Cable Television	937	940
Corporate/Eliminations	228	339
Consolidated	$2,325	$2,382

Operating income (loss):
Radio Broadcasting	$12,304	$(875)
Reach Media	3,359	1,267
Digital	6,014	104
Cable Television	23,974	25,868
Corporate/Eliminations	(7,731)	(5,982)
Consolidated	$37,920	$20,382

*  Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(876)	$(630)

Capital expenditures by segment are as follows:

Radio Broadcasting	$966	$557
Reach Media	31	9
Digital	246	239
Cable Television	144	23
Corporate/Eliminations	263	392
Consolidated	$1,650	$1,220

	Six Months Ended
	June 30,
	2021	2020

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$63,253	$55,421
Reach Media	17,230	12,958
Digital	25,484	12,393
Cable Television	94,703	91,257
Corporate/Eliminations*	(1,637)	(1,146)
Consolidated	$199,033	$170,883

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$45,698	$47,006
Reach Media	11,176	10,836
Digital	16,853	12,918
Cable Television	45,071	37,352
Corporate/Eliminations	13,969	11,096
Consolidated	$132,767	$119,208

Depreciation and Amortization:
Radio Broadcasting	$1,522	$1,506
Reach Media	111	119
Digital	638	765
Cable Television	1,866	1,883
Corporate/Eliminations	452	657
Consolidated	$4,589	$4,930

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$53,650
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$—	$53,650

Operating income (loss):
Radio Broadcasting	$16,033	$(46,741)
Reach Media	5,943	2,003
Digital	7,993	(1,290)
Cable Television	47,766	52,022
Corporate/Eliminations	(16,058)	(12,899)
Consolidated	$61,677	$(6,905)

* Intercompany revenue included in net revenue above is as follows:

Radio Broadcasting	$(1,637)	$(1,146)

Capital expenditures by segment are as follows:

Radio Broadcasting	$1,227	$1,520
Reach Media	32	66
Digital	572	436
Cable Television	182	64
Corporate/Eliminations	441	564
Consolidated	$2,454	$2,650

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$625,205	$630,174
Reach Media	43,532	38,235
Digital	24,491	23,168
Cable Television	383,036	374,046
Corporate/Eliminations	163,278	129,864
Consolidated	$1,239,542	$1,195,487

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

Off-Balance Sheet Arrangements

The Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability. As of June 30, 2021, the Company had letters of credit totaling $871,000 under the Current 2021 ABL Facility for certain operating leases and certain insurance policies. Letters of credit are issued under the Current 2021 ABL Facility and are required to be collateralized with cash.

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

9.    SUBSEQUENT EVENTS:

On July 6, 2021, each of the four non-executive directors received 9,671 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company's Class D common stock on July 6, 2021. The shares vest in equal over two years.

On July 29, 2021, RVA Entertainment Holdings, LLC (“RVAEH”), a wholly owned unrestricted subsidiary of the Company, entered into a Host Community Agreement (the “HCA”) with the City of Richmond for the development of the ONE Casino + Resort (the “Project”). The HCA imposes certain obligations on RVAEH in connection with the development of the Project.  These commitments include but are not limited to: (i) a $26 million upfront payment (the “Upfront Payment”) due upon successful passage of a citywide referendum permitting development of the Project (the “Referendum”); (ii) annual financial commitments upon opening of the Project; (iii) commitments with respect to the design, standards and “look and feel” of the Project; (iv) commitments with respect to programming and operation of the Project; (v) commitments with respect to wages and benefits and hiring and contracting goals; (vi) commitments with respect to the construction and funding of needed public and private infrastructure; (vii) area beautification commitments; (viii) timing obligations; (ix) commitments with respect to insurance and indemnification of the City and (x) restrictions on certain transfers of the Project or management of the Project. In connection with the HCA, RVAEH and its development partner Pacific Peninsula Entertainment funded the Upfront Payment into escrow to be released to the City upon successful passage of the Referendum or back to RVAEH in the event the Referendum fails. On July 29, 2021, the City of Richmond formally filed a petition to the Circuit Court for the City of Richmond calling for the Referendum to be added to the ballot for November 2, 2021 citywide elections.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Radio broadcasting segment	33.0%	27.0%	31.8%	32.4%

Reach Media segment	8.7%	8.2%	8.7%	7.6%

Digital segment	14.1%	8.0%	12.8%	7.3%

Cable television segment	45.0%	57.6%	47.5%	53.4%

Corporate/eliminations	(0.8)%	(0.8)%	(0.8)%	(0.7)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Percentage of core radio business generated from local advertising	61.5%	50.7%	61.0%	57.0%

Percentage of core radio business generated from national advertising, including network advertising	36.9%	47.5%	37.2%	41.6%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart show our net revenue (and sources) for the three and six months ended June 30, 2021 and 2020:

	Three Months
	Ended June 30,
	2021	2020	$Change	% Change

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$42,605	$25,358	$17,247	68.0%
Political Advertising	500	361	139	38.5
Digital Advertising	15,016	6,104	8,912	146.0
Cable Television Advertising	22,968	18,941	4,027	21.3
Cable Television Affiliate Fees	25,396	24,619	777	3.2
Event Revenues & Other	1,108	625	483	77.3
Net Revenue (as reported)	$107,593	$76,008	$31,585	41.6%

	Six Months
	Ended June 30,
	2021	2020	$Change	% Change

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$75,944	$63,776	$12,168	19.1%
Political Advertising	1,280	2,764	(1,484)	(53.7)
Digital Advertising	25,369	12,393	12,976	104.7
Cable Television Advertising	43,670	39,973	3,697	9.2
Cable Television Affiliate Fees	50,883	50,826	57	0.1
Event Revenues & Other	1,887	1,151	736	63.9
Net Revenue (as reported)	$199,033	$170,833	$28,150	16.5%

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, gain on sale-leaseback, employment agreement, incentive plan award expenses and other compensation, contingent consideration from acquisition, casino chase costs, severance-related costs, cost method investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except margin data)
	(Unaudited)
Net revenue	$107,593	$76,008	$199,033	$170,883
Broadcast and digital operating income	49,570	30,172	85,964	67,808
Broadcast and digital operating income margin	46.1%	39.7%	43.2%	39.7%
Consolidated net income (loss) attributable to common stockholders	$17,866	$1,420	$17,873	$(21,767)

The reconciliation of net income (loss) to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, unaudited)
Consolidated net income (loss) attributable to common stockholders	$17,866	$1,420	$17,873	$(21,767)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(168)	(26)	(172)	(34)
Interest expense	15,853	18,395	33,898	37,533
Provision for (benefit from) income taxes	6,119	465	6,109	(21,390)
Corporate selling, general and administrative, excluding stock-based compensation	9,153	7,140	19,273	15,472
Stock-based compensation	172	268	425	661
Loss on retirement of debt	—	—	6,949	—
Other income, net	(2,362)	(94)	(4,046)	(1,598)
Depreciation and amortization	2,325	2,382	4,589	4,930
Impairment of long-lived assets	—	—	—	53,650
Noncontrolling interests in income of subsidiaries	612	222	1,066	351
Broadcast and digital operating income	$49,570	$30,172	$85,964	$67,808

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, unaudited)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$17,866	$1,420	$17,873	$(21,767)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(168)	(26)	(172)	(34)
Interest expense	15,853	18,395	33,898	37,533
Provision for (benefit from) income taxes	6,119	465	6,109	(21,390)
Depreciation and amortization	2,325	2,382	4,589	4,930
EBITDA	$41,995	$22,636	$62,297	$(728)
Stock-based compensation	172	268	425	661
Loss on retirement of debt	—	—	6,949	—
Other income, net	(2,362)	(94)	(4,046)	(1,598)
Noncontrolling interests in income of subsidiaries	612	222	1,066	351
Casino chase costs	941	—	2,334	—
Employment Agreement Award, incentive plan award expenses and other compensation	911	98	1,509	1,311
Contingent consideration from acquisition	240	66	280	(7)
Severance-related costs	312	1,261	573	1,587
Impairment of long-lived assets	—	—	—	53,650
Cost method investment income	1,944	80	3,615	1,570
Adjusted EBITDA	$44,765	$24,537	$75,002	$56,797

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 (In thousands)

	Three Months Ended June 30,
	2021	2020	Increase/(Decrease)

	(Unaudited)
Statements of Operations:
Net revenue	$107,593	$76,008	$31,585	41.6%
Operating expenses:
Programming and technical, excluding stock-based compensation	26,513	23,620	2,893	12.2
Selling, general and administrative, excluding stock-based compensation	31,510	22,216	9,294	41.8
Corporate selling, general and administrative, excluding stock-based compensation	9,153	7,140	2,013	28.2
Stock-based compensation	172	268	(96)	(35.8)
Depreciation and amortization	2,325	2,382	(57)	(2.4)
Total operating expenses	69,673	55,626	14,047	25.3
Operating income	37,920	20,382	17,538	86.0
Interest income	168	26	142	546.2
Interest expense	15,853	18,395	(2,542)	(13.8)
Other income, net	(2,362)	(94)	2,268	2,412.8
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	24,597	2,107	22,490	1,067.4
Provision for income taxes	6,119	465	5,654	1,215.9
Consolidated net income	18,478	1,642	16,836	1,025.3
Net income attributable to noncontrolling interests	612	222	390	175.7
Net income attributable to common stockholders	$17,866	$1,420	$16,446	1,158.2%

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$107,593	$76,008	$31,585	41.6%

During the three months ended June 30, 2021, we recognized approximately $107.6 million in net revenue compared to approximately $76.0 million during the same period in 2020. These amounts are net of agency and outside sales representative commissions. Net revenues from our radio broadcasting segment increased 73.0% compared to the same period in 2020. The increase in net revenue in our radio broadcasting segment was due primarily to mitigation of the economic impacts of the COVID-19 pandemic which began in March 2020. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) increased 84.8% in total revenues. We experienced net revenue improvements in all of our existing radio markets. Net revenue excluding political, from our radio broadcasting segment increased 74.1% compared to the same period in 2020. We recognized approximately $48.5 million of revenue from our cable television segment during the three months ended June 30, 2021, compared to approximately $43.8 million for the same period in 2020 with the increase primarily in advertising sales. We recognized approximately $9.4 million of revenue from our Reach Media segment during the three months ended June 30, 2021, compared to approximately $6.3 million for the same period in 2020. Finally, net revenues for our digital segment increased approximately $9.0 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$26,513	$23,620	$2,893	12.2%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the three months ended June 30, 2021, compared to the same period in 2020 was due primarily to higher expenses in our radio broadcasting, Reach Media and cable television segments. Expenses in our radio broadcasting segment increased approximately $1.0 million for the three months ended June 30, 2021, compared to the same period in 2020 due primarily to higher music royalties and research expenses. Expenses in our cable television segment increased approximately $1.5 million for the three months ended June 30, 2020 compared to the same period in 2020 due primarily to higher content amortization expense.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$31,510	$22,216	$9,294	41.8%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expenses for the three months ended June 30, 2021, compared to the same period in 2020 was primarily due to higher expenses at all of our segments.  Expenses in our radio broadcasting segment increased for the three months ended June 30, 2021, compared to the same period in 2020 due primarily to higher compensation costs. Expenses in our digital segment increased approximately $3.1 million for the three months ended June 30, 2021, compared to the same period in 2020 due primarily to higher compensation costs, higher traffic acquisition costs and web services fees. Finally, expenses in our cable television segment increased approximately $5.0 million for the three months ended June 30, 2021, compared to the same period in 2020 due primarily to higher research expenses and higher promotional and advertising expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$9,153	$7,140	$2,013	28.2%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in expense for the three months ended June 30, 2021, compared to the same period in 2020 was primarily due to an increase in professional fees related to corporate development activities in connection with potential gaming and other similar business activities as well as an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$172	$268	$(96)	(35.8)%

The decrease in stock-based compensation for the three months ended June 30, 2021, compared to the same period in 2020, was primarily due to timing of grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$2,325	$2,382	$(57)	(2.4)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2021, was due to the mix of assets approaching or near the end of their useful lives.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$15,853	$18,395	$(2,542)	(13.8)%

Interest expense decreased to approximately $15.9 million for the three months ended June 30, 2021, compared to approximately $18.4 million for the same period in 2020, due to lower overall debt balances outstanding and lower average interest rates. As discussed above, on January 25, 2021, the Company closed on a new financing in the form of the 2028 Notes. The proceeds from the 2028 Notes were used to repay in full each of: (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.

Other income, net

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$(2,362)	$(94)	$2,268	2,412.8%

Other income, net, was approximately $2.4 million and $94,000 for the three months ended June 30, 2021 and 2020, respectively. We recognized other income in the amount of approximately $1.9 million and $80,000 for the three months ended June 30, 2021 and 2020, respectively, related to our MGM investment.

Provision for (benefit from) income taxes

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$6,119	$465	$5,654	1,215.9%

For the three months ended June 30, 2021, we recorded a provision for income taxes of approximately $6.1 million on pre-tax income from continuing operations of approximately $24.6 million which results in an effective tax rate of 24.9%. This rate includes $22,000 of tax benefit related to excess tax benefits from restricted stock units. For the three months ended June 30, 2020, we recorded a provision for income taxes of $465,000 on pre-tax income from continuing operations of approximately $2.1 million based on the actual effective tax rate for the year to date, which results in an effective tax rate of 22.1%. This rate includes $312,000 of tax benefit related to stock-based compensation.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2021	2020
$612	$222	$390	175.7%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $49.6 million for the three months ended June 30, 2021, compared to approximately $30.2 million for the comparable period in 2020, an increase of approximately $19.4 million or 64.3%. The increase was primarily due to higher broadcast and digital operating income at our radio broadcasting, Reach Media and digital segments which was partially offset by lower broadcast and digital operating income at our cable television segment. Our radio broadcasting segment generated approximately $13.1 million of broadcast and digital operating income during the three months ended June 30, 2021, compared to a broadcast and digital operating loss of $77,000 during the three months ended June 30, 2020, with the increase primarily due to higher net revenues. Reach Media generated approximately $4.0 million of broadcast and digital operating income during the three months ended June 30, 2021, compared to approximately $2.0 million during the three months ended June 30, 2020, with the increase primarily due to higher net revenues. Our digital segment generated approximately $6.3 million of broadcast and digital operating income during the three months ended June 30, 2021, compared to $400,000 during the three months ended June 30, 2020. The increase in the digital segment’s broadcast and digital operating income is primarily from higher revenues. Finally, TV One generated approximately $26.1 million of broadcast and digital operating income during the three months ended June 30, 2021, compared to approximately $27.9 million during the three months ended June 30, 2020, with the decrease primarily due to higher programming and technical expenses as well as higher selling, general and administrative expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 46.1% for the three months ended June 30, 2021, from 39.7% for the comparable period in 2020. The margin increase was primarily attributable to higher broadcast and digital operating income across our radio broadcasting, Reach Media and digital segments.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 (In thousands)

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)

	(Unaudited)
Statements of Operations:
Net revenue	$199,033	$170,883	$28,150	16.5%
Operating expenses:
Programming and technical, excluding stock-based compensation	51,603	51,482	121	0.2
Selling, general and administrative, excluding stock-based compensation	61,466	51,593	9,873	19.1
Corporate selling, general and administrative, excluding stock-based compensation	19,273	15,472	3,801	24.6
Stock-based compensation	425	661	(236)	(35.7)
Depreciation and amortization	4,589	4,930	(341)	(6.9)
Impairment of long-lived assets	—	53,650	53,650	100.0
Total operating expenses	137,356	177,788	(40,432)	(22.7)
Operating income (loss)	61,677	(6,905)	68,582	993.2
Interest income	172	34	138	405.9
Interest expense	33,898	37,533	(3,635)	(9.7)
Loss on retirement of debt	6,949	—	6,949	100.0
Other income, net	(4,046)	(1,598)	2,448	153.2
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	25,048	(42,806)	67,854	158.5
Provision for (benefit from) income taxes	6,109	(21,390)	(27,499)	(128.6)
Consolidated net income (loss)	18,939	(21,416)	40,355	188.4
Net income attributable to noncontrolling interests	1,066	351	715	203.7
Net income (loss) attributable to common stockholders	$17,873	$(21,767)	$39,640	182.1%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$199,033	$170,883	$28,150	16.5%

During the six months ended June 30, 2021, we recognized approximately $199.0 million in net revenue compared to approximately $170.9 million during the same period in 2020. These amounts are net of agency and outside sales representative commissions. The increase in net revenue was due primarily to mitigation of the economic impacts of the COVID-19 pandemic which began in March 2020.  Net revenues from our radio broadcasting segment for the six months ended June 30, 2021, increased 14.1% from the same period in 2020. Based on reports prepared by Miller Kaplan, the markets we operate in increased 22.8% in total revenues. We experienced net revenue improvements in all of our existing radio markets. Net revenue excluding political, from our radio broadcasting segment increased 17.1% compared to the same period in 2020. Reach Media’s net revenues increased 33.0% for the six months ended June 30, 2021, compared to the same period in 2020, due primarily to increased demand. We recognized approximately $94.7 million and $91.3 million of revenue from our cable television segment during the six months ended June 30, 2021, and 2020, respectively, due primarily to increased advertising sales. Net revenue for our digital segment increased approximately $13.1 million for the six months ended June 30, 2021, compared to the same period in 2020 primarily from higher direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$51,603	$51,482	$121	0.2%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the six months ended June 30, 2021, compared to the same period in 2020 is primarily to higher expenses in our Reach Media and cable television segments which was partially offset by a decrease in our radio broadcasting and digital segments.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$61,466	$51,593	$9,873	19.1%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our cable television segment generated an increase of approximately $6.9 million for the six months ended June 30, 2021, compared to the same period in 2020 primarily due to higher research expenses and higher promotional and advertising expenses. Our digital segment generated an increase of approximately $4.3 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to lower compensation and traffic acquisition costs.  These increases were partially offset by a decrease in expenses in our radio broadcasting segment.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$19,273	$15,472	$3,801	24.6%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in expense was primarily due to an increase in professional fees related to corporate development activities in connection with potential gaming and other similar business activities as well as an increase in compensation expense for the Chief Executive Officer in connection with the valuation of the Employment Agreement Award element.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$425	$661	$(236)	(35.7)%

The decrease in stock-based compensation for the six months ended June 30, 2021, compared to the same period in 2020, is primarily due to grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$4,589	$4,930	$(341)	(6.9)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2021, was due to the mix of assets approaching or near the end of their useful lives, most notably the Company’s affiliate agreements.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$—	$53,650	$53,650	100.0%

The impairment of long-lived assets for the six months ended June 30, 2020, was related to a non-cash impairment charge of approximately $5.9 million recorded to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances and a charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$33,898	$37,533	$(3,635)	(9.7)%

Interest expense decreased to approximately $33.9 million for the six months ended June 30, 2021, compared to approximately $37.5 million for the same period in 2020, due to lower overall debt balances outstanding and lower average interest rates. As discussed above, on January 25, 2021, the Company closed on a new financing in the form of the 2028 Notes. The proceeds from the 2028 Notes were used to repay in full each of: (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.

Loss on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$6,949	$—	$6,949	100.0%

As discussed above, upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the six months ended June 30, 2021 associated with the settlement of the 2028 Notes.

Other income, net

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$(4,046)	$(1,598)	$(2,448)	(153.2)%

Other income, net increased to approximately $4.0 million for the six months ended June 30, 2021, compared to approximately $1.6 million for the same period in 2020. We recognized other income in the amount of approximately $3.6 million and $1.6 million, for the six months ended June 30, 2021 and 2020, respectively, related to our MGM investment.

Provision for (benefit from) income taxes

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$6,109	$(21,390)	$(27,499)	(128.6)%

For the six months ended June 30, 2021, we recorded a provision for income taxes of approximately $6.1 million. This amount is based on the actual effective tax rate of 24.4%, which includes 0.8% related to non-deductible officer’s compensation, and 0.3% other permanently non-deductible expenses. For the six months ended June 30, 2020, we recorded a benefit from income taxes of approximately $21.4 million. This amount is based on the actual effective tax rate of 50.0%, which includes -2.9% related to non-deductible officer’s compensation, and 29.3% related to the release of valuation allowance for certain of our net operating losses.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2021	2020
$1,066	$351	$715	203.7%

The increase in noncontrolling interests in income of subsidiaries was due to higher net income recognized by Reach Media during the six months ended June 30, 2021, versus the same period in 2020.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $86.0 million for the six months ended June 30, 2021, compared to approximately $67.8 million for the comparable period in 2020, an increase of approximately $18.2 million or 3.5%. This increase was primarily due to higher broadcast and digital operating income at radio broadcasting, Reach Media and digital segments, which was partially offset by a decrease at our cable television segment. Our radio broadcasting segment generated approximately $17.6 million of broadcast and digital operating income during the six months ended June 30, 2021, compared to approximately $8.5 million during the six months ended June 30, 2020, an increase of approximately $9.1 million, primarily from higher net revenue. Reach Media generated approximately $7.3 million of broadcast and digital operating income during the six months ended June 30, 2021, compared to approximately $3.5 million during the six months ended June 30, 2020, with the increase primarily due to higher net revenues. Our digital segment generated approximately $8.6 million of broadcast and digital operating income during the six months ended June 30, 2021, compared to $500,000 of broadcast and digital operating loss during the six months ended June 30, 2020, with the increase primarily due to higher net revenues. Finally, TV One generated approximately $52.5 million of broadcast and digital operating income during the six months ended June 30, 2021, compared to approximately $56.3 million during the six months ended June 30, 2020, with the decrease primarily due to increased expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 43.2% for the six months ended June 30, 2021, compared to 39.7% for the comparable period in 2020. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility.

The COVID-19 pandemic could have an impact on certain of our revenue and alternative revenue sources on a going forward basis.  While parts of the country are recovering, other parts are seeing a resurgence of the pandemic and this could impact our results of operations, particularly in our larger markets such as Dallas, Houston and Atlanta. During the early portion of the pandemic, a number of advertisers across significant advertising categories reduced advertising spend due to the outbreak. This was particularly true within our radio segment which derives substantial revenue from local advertisers, including in areas such as Texas, Ohio and Georgia. The economies in these areas were hit particularly hard due to social distancing and other government interventions. Further, the COVID-19 outbreak caused the postponement of our 2020 Tom Joyner Foundation Fantastic Voyage cruise and impaired ticket sales of other tent pole special events, some of which we had to cancel.  A resurgence could have a similar future impact.  We do not carry business interruption insurance to compensate us for losses and such losses may continue to occur as a result of the ongoing nature of the COVID-19 pandemic. New outbreaks or surges in new cases due to variants in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results.  Likewise, our income from our investment in MGM National Harbor Casino could be negatively impacted by closures and limitations on occupancy imposed by state and local governmental authorities.

During the height of the COVID-19 pandemic in 2020, we proactively implemented certain cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions. The Company performed a complete reforecast of its anticipated results extending through one year from the date of issuance of the consolidated financial statements. Further, out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, we drew approximately $27.5 million on our asset-backed credit facility on March 19, 2020. As operating conditions improved throughout the year, we were able to accumulate cash and all amounts outstanding under our asset-backed credit facility were repaid on December 22, 2020. As of June 30, 2021, no amounts were outstanding. Further, as we refinanced our debt structure in January 2021, we anticipate meeting our debt service requirements and obligations for the foreseeable future, including through one year from the date of issuance of our most recent consolidated financial statements. Our estimates however, remain subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of COVID-19 on our business and the economy generally, the possibility of new variants of the coronavirus and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic.

 On August 18, 2020, the Company entered into an Open Market Sales Agreement with Jefferies LLC (“Jefferies”) under which the Company sold shares of its Class A common stock, par value $0.001 per share (the “Class A Shares”) up to an aggregate offering price of $25 million (the “2020 ATM Program”). Jefferies acted as sales agent for the 2020 ATM Program. During the year ended December 31, 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.7 million of net proceeds after associated fees and expenses.

On January 19, 2021, the Company completed its 2020 ATM Program, sold an additional 1,465,825 shares for an aggregate of 4,325,102 Class A shares sold through the 2020 ATM Program, receiving gross proceeds of approximately $25.0 million and net proceeds of approximately $24.0 million for the program (inclusive of the $14.7 million sold during the year ended December 31, 2020). On January 27, 2021, the Company entered into a new 2021 Open Market Sale Agreement (the “2021 Sale Agreement”) with Jefferies under which the Company could sell up to an additional $25.0 million of Class A Shares, through Jefferies as its sales agent. During the three months ended March 31, 2021, the Company issued and sold an aggregate of 420,439 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.8 million, after deducting commissions to Jefferies and other offering expenses. During the three months ended June 30, 2021, the Company issued and sold an aggregate of 1,893,126 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $22.0 million and net proceeds of approximately $21.2 million, after deducting commissions to Jefferies and other offering expenses. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

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

On January 29, 2021, the Company submitted an application for participation in the second round of the Paycheck Protection Program loan program (“PPP”). On June 1, 2021, the Company received proceeds of approximately $7.5 million.  The loan bears interest at a fixed rate of 1% per year and will not be changed during the life of the loan. The loan matures June 1, 2026.  The Company is in the process of applying for loan forgiveness. While certain of the PPP loans may be forgivable, until they are repaid or forgiven, the loans the amount may constitute debt under the 2028 Notes and increase the Company’s leverage.

 See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2021:

		Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
	(In millions)
7.375% Senior Secured Notes, net of issuance costs (fixed rate)	$810.3	7.375%
PPP Loan	7.5	1.0%
Asset-backed credit facility (variable rate)(1)	—	—%
(1)	Subject to variable LIBOR or base rate plus a spread as defined in the agreement.

The following table provides a comparison of our statements of cash flows for the three months ended June 30, 2021 and 2020, respectively:

	2021	2020

	(In thousands)
Net cash flows provided by operating activities	$51,492	$33,271
Net cash flows provided by (used in) investing activities	$5,546	$(3,125)
Net cash flows (used in) provided by financing activities	$(1,116)	$6,479

Net cash flows provided by operating activities were approximately $51.5 million and $33.3 million for the six months ended June 30, 2021 and 2020, respectively. Net cash flow from operating activities for the six months ended June 30, 2021, increased from the prior year primarily due to timing of payments of accrued interest, accounts receivable and content assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows provided by investing activities were approximately $5.5 million compared to net cash flows used in investing activities of approximately $3.1 million for the six months ended June 30, 2021 and 2020, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $2.5 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. We took ownership of WQMC-LD on February 24, 2020 for total consideration of $475,000 for the six months ended June 30, 2020. The Company received approximately $8.0 million as part of the transaction with Gateway.

Net cash flows used in financing activities were approximately $1.1 million compared to net cash flows provided by financing activities of approximately $6.5 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, we repaid approximately $855.2 million and $22.0 million in outstanding debt, respectively. During the six months ended June 30, 2021, we borrowed approximately $825.0 million on our 2028 Notes. During the six months ended June 30, 2021, we paid approximately $11.2 million in debt refinancing costs. During the six months ended June 30, 2020, we borrowed approximately $27.5 million on our asset-backed credit facility and approximately $3.6 million on the MGM National Harbor Loan. We repurchased $905,000 and approximately $3.6 million of our Class D Common Stock during the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, respectively, we received proceeds of $315,000 and approximately $2.0 million from the exercise of stock options. The Company received proceeds of approximately $33.3 million from the issuance of Class A Common Stock, net of fees paid during the six months ended June 30, 2021. The Company also received proceeds of approximately $7.5 million on its PPP Loan. Finally, Reach Media paid approximately $1.0 million in dividends to noncontrolling interest shareholders during the six months ended June 30, 2020.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2021, we had approximately $505.2 million in broadcast licenses and $223.4 million in goodwill, which totaled $728.6 million, and represented approximately 58.8% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

There was no impairment recorded during the six months ended June 30, 2021. For the six months ended June 30, 2020, the Company recorded an impairment charge of approximately $5.9 million related to its Atlanta market and Indianapolis goodwill balances and also a charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses.

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

Valuation of Broadcasting Licenses

Beginning in March 2020, the Company observed that the COVID-19 pandemic and the resulting government stay at home orders were dramatically impacting certain of the Company’s revenues. Most notably, a number of advertisers across significant advertising categories had reduced or ceased advertising spend due to the outbreak and stay at home orders which effectively shut many businesses down in the markets in which we operate.  This was particularly true within our radio segment which derives substantial revenue from local advertisers who had been particularly hard hit due to social distancing and government interventions. As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. As a result, during the six months ended June 30, 2020, the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators at any of our reportable segments for the six months ended June 30, 2021 and, therefore, no interim impairment testing was performed as of June 30, 2021.

Valuation of Goodwill

As noted above, we did not identify any impairment indicators at any of our reportable segments for the six months ended June 30, 2021. Also as noted above, during the first quarter of 2020 due to the COVID-19 pandemic, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the six months ended June 30, 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the quarter ended June 30, 2021, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

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

As of the quarter ended June 30, 2021, management continues to weigh the objectively verifiable evidence associated with its cumulative income or loss position over the most recent three-year period. The Company continues to have three years of rolling cumulative income. Management also considered the cumulative income includes non-deductible pre-tax expenditures that, while included in pre-tax earnings, are not a component of taxable income and therefore are not expected to negatively impact the Company's ability to realize the tax benefit of the DTAs in current or future years.

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

Indebtedness

As of June 30, 2021, we had approximately $825.0 million of our 2028 Notes outstanding and approximately $7.5 million outstanding on our PPP Loan within our corporate structure. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem (1) the 2017 Credit Facility, (2) the 2018 Credit Facility, (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes, and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. See “Liquidity and Capital Resources.”

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of June 30, 2021:

	Payments Due by Period
	Remainder					2026 and
Contractual Obligations	of 2021	2022	2023	2024	2025	Beyond	Total

	(In thousands)
7.375% Senior Subordinated Notes (1)	$30,422	$60,844	$60,844	$60,844	$60,844	$951,758	$1,225,556
PPP Loan (2)	38	75	75	75	75	7,542	7,880
Other operating contracts/agreements (3)	40,020	29,128	16,464	13,320	13,146	9,675	121,753
Operating lease obligations	6,527	12,503	10,803	9,651	5,160	8,214	52,858
Total	$77,007	$102,550	$88,186	$83,890	$79,225	$977,189	$1,408,047
(1)	Includes interest obligations based on interest rates on senior secured notes outstanding as of June 30, 2021.
(2)	Includes interest obligations on PPP Loan outstanding as of June 30, 2021.
(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, asset-backed credit facility and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $68.1 million has not been recorded on the balance sheet as of June 30, 2021, as it does not meet recognition criteria. Approximately $2.4 million relates to certain commitments for content agreements for our cable television segment, approximately $12.6 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

The Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability. As of June 30, 2021, the Company had letters of credit totaling $871,000 under the Current 2021 ABL Facility for certain operating leases and certain insurance policies. Letters of credit issued under the Current 2021 ABL Facility are required to be collateralized with cash.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unique Risks Related to Our Development of ONE Casino + Resort

The market for a casino in Richmond is yet to develop and unproven.

On May 20, 2021, the City of Richmond, Virginia (the “City”) announced that it has selected the Company’s wholly-owned unrestricted subsidiary RVA Entertainment Holdings, LLC (“RVAEH”), as the City’s preferred casino gaming operator to develop and operate a Casino Resort in Richmond.  Pursuant to the Virginia Casino Act, the City is one of five cities within the Commonwealth of Virginia eligible to host a casino gaming establishment, subject to the citizens of the City approving a referendum, which is anticipated to be held in November 2021. Prior to requesting a Virginia court to order the referendum, the City is required to (i) select the City’s preferred location for the Casino, which must be listed on the referendum, (ii) select a preferred casino gaming operator to develop and operate the Casino Resort (the “Preferred Casino Operator”), and (iii) submit the Preferred Casino Operator to the Commonwealth for pre-certification. If the voters approve the referendum, then the Commonwealth may issue one license permitting operation of a casino in Richmond.

Upon passage and certification of the referendum, RVAEH, along with its management and development team, including Peninsula Pacific Entertainment would commence development and construction of the casino resort to be named ONE Casino + Resort (the “Casino Resort”).  The market for a casino in Richmond, Virginia is unproven and projected revenues and customer growth may never materialize or may materialize in a manner much less than projected. There is inherent uncertainty in entering into new markets. The residents of the Richmond must pass the referendum in order for us to proceed with the development of the Casino Resort. If the referendum is not successful, the Casino Resort would not be permitted by law and RVAEH may not move forward with development of the Casino Resort.   Further, the market for a casino in Richmond, Virginia may be impacted by the development of other casinos or other gaming operations in other parts of the Commonwealth of Virginia or in other states.

Competitors could challenge the Referendum and/or sue to challenge the City’s selection process.

Numerous applicants responded to the City’s request for proposal for a resort casino development, resulting in a competitive process.  These respondents included: Bally’s Corporation, The Cordish Companies, Golden Nugget Hotels & Casinos, the Pamunkey Indian Tribe, and Wind Creek Hospitality.  Any of these competitors could make efforts to oppose the successful passage of the Referendum and/or otherwise sue to challenge the City’s RFP process and/or the selection of RVAEH as the City’s preferred casino operator.  Such actions could delay the development of the Casino Resort and/or impact the financial projections and/or results of operations of the Casino Resort.

The gaming industry in which the Company intends to compete is subject to intense competition.

There is intense competition in the Virginia market in which the Company intends to operate and in surrounding markets. The Casino Resort will compete directly with other existing gaming facilities located in Richmond, Virginia and in bordering states, including Maryland and North Carolina. Furthermore, it is likely that other competitors will emerge in the future. The Casino Resort will also be competing, directly and indirectly, with gaming facilities throughout the United States and throughout the world as well as with internet gaming operators and Native American gaming operations which enjoy certain tax advantages. Many companies with which the Casino Resort will compete are substantially larger and have significantly greater resources than the Casino Resort. The Company expects this competition to increase as new gaming operators enter these markets, existing competitors expand their operations, gaming activities expand in existing jurisdictions, gaming is legalized in new jurisdictions, and internet gaming is legalized in new jurisdictions. Assuming it is successful in developing a destination casino resort, the Casino Resort will also be competing with other forms of gaming and entertainment, including but not limited to, bingo, online computer gambling, pull tab games, card parlors, sports-book operations, pari-mutuel betting, dog racing, horse racing, lotteries, jai-alai, video lottery terminals, and video poker terminals.

The Casino Resort will be subject to significant development and operational risks.

The Casino Resort will be subject to development and operational risks, including but not limited to those relating to developing a new business and establishing and maintaining operations in general, insurance coverage problems unique to the area in which the Casino Resort will be located, weather-related problems, including hurricanes and floods, and labor-related problems unique to the area and other general and unforeseeable risks such as the COVID-19 pandemic. The operation will also be subject to development and ongoing operational risks relating to security, licensing, and suitability findings unique to the gaming industry. The Casino Resort’s proposed operations are also subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history.

We are dependent upon our operating partners to provide the services necessary to develop and operate the Casino Resort.

We are dependent upon our operating partners to provide the services necessary to develop and operate the Casino Resort. We do not have a history of developing or operating casinos. Therefore, the project is dependent on the services provided by our partners and their subsidiaries, and we cannot operate the Casino Resort without these services. If the quality of the services provided by our partners and its subsidiaries deteriorates, or the terms under which our partners provide services change in a manner that is adverse to us, it could have a material adverse effect on our business, financial condition, and operating results.

In addition, if any of the Casino Resort development and/or management agreements were to be terminated, or if our partner’s or their subsidiaries were to suffer significant liquidity or operational difficulties, becoming incapable of providing development or management services (or unable to provide such services at the agreed upon level) to us or cease operations altogether, we may be unable to continue to develop and operate the Casino Resort, which would have a material adverse effect on our business, financial condition and operating results.  Finally, subsidiaries of our partners operate other gaming facilities in the Commonwealth of Virginia and at times their interests may differ and not align with the interests of the Casino Resort.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

August 13, 2021