Form 10-K
period 2021-12-31
URBAN ONE, INC.
filed 2022-03-15
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(301) 429-3200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Class A Common Stock, $0.001 Par Value	UONE	NASDAQ Stock Market
Class D Common Stock, $0.001 Par Value	UONEK	NASDAQ Stock Market

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

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Smaller reporting company  ☒          Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 4, 2022
Class A Common Stock, $.001 par value	9,104,916
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,045,016
Class D Common Stock, $.001 par value	37,328,975

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2021, was approximately $152.0 million.

URBAN ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2021

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

Unless otherwise indicated:

●	we obtained total radio industry revenue levels from the Radio Advertising Bureau (the “RAB”);
●	we obtained audience share and ranking information from Nielsen Audio, Inc. (“Nielsen”); and
●	we derived historical market statistics and market revenue share percentages from data published by Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey (“BIA”), a media and telecommunications advisory services firm.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:

●	public health crises, epidemics and pandemics such as the ongoing COVID-19 pandemic and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;
●	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers, including as a result of the ongoing COVID-19 pandemic and any similar future occurrences;
●	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;
●	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs;
●	The extent of the impact of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Houston; and Washington, DC), including the duration, spread, severity, and the impact of any variants, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for advertising across our various media;
●	local, regional, national, and international economic conditions that have fluctuated and/or deteriorated as a result of the COVID-19 pandemic, including the risks of a global recession or a recession in one or more of our key markets, the impact that these economic conditions may have on us and our customers, and our assessment of that impact;
●	risks associated with the implementation and execution of our business diversification strategy, including our strategic actions with respect to expansion into gaming;
●	risks associated with our investments in gaming businesses that are managed or operated by persons not affiliated with us and over which we have little or no control;
●	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

●	regulation by certain gaming commissions relative to maintaining our interests, or our creditors ability to foreclose on collateral that includes our interests in, in any gaming licenses, joint ventures or other gaming and casino investments;
●	changes in our key personnel and on-air talent;
●	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;
●	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;
●	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;
●	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
●	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;
●	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
●	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Urban One, Inc. (a Delaware corporation originally formed in 1980 and hereinafter referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2021, we owned and/or operated 64 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 8 HD stations, and the 2 low power television stations we operate) located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor Casino, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicated with African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate other media brands, such as TV One, CLEO TV, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.

Recent Developments

Impact of Public Health Crisis

Throughout each of 2020 and 2021, the COVID-19 pandemic had an impact on certain of our revenue and alternative revenue sources. Most notably, a number of advertisers across a variety of significant advertising categories have ceased business or reduced advertising spend due to the pandemic. This has been particularly true within our radio segment which derives substantial revenue from local advertisers, including in areas such as Texas, Ohio and Georgia. The economies in these areas were hit particularly hard due to social distancing and other government interventions. Further, the COVID-19 pandemic has caused a shift in the way people work and commute, which in some instances has altered demand for our broadcast radio advertising. Finally, the COVID-19 outbreak caused the postponement or cancellation of certain of our tent pole special events or otherwise impaired or limited ticket sales for such events. We do not carry business interruption insurance to compensate us for losses that occurred as a result of the pandemic and such losses may continue to occur as a result of the ongoing and fluctuating nature of the COVID-19 pandemic. Outbreaks in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results. Likewise, our income from our investment in MGM National Harbor Casino has at times been negatively affected by closures and limitations on occupancy imposed by state and local governmental authorities.

We anticipate continued fluctuations in revenues due to ongoing nature of the COVID-19 pandemic. The extent to which our results continue to be affected by the COVID-19 pandemic will largely depend on future developments, which cannot be accurately predicted and are uncertain. These developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic, any additional resurgences, variants or new viruses; the ability to effectively and widely manufacture and distribute vaccines/boosters; the public’s perception of the safety of the vaccines/boosters and the public’s willingness to take the vaccines/boosters; the effect of the COVID-19 pandemic on our customers and the ability of our clients to meet their payment terms; the public’s willingness to attend live events; and the pace of recovery when the pandemic subsides.

Other Recent Developments

On November 6, 2020, the Company entered into a definitive asset exchange agreement with Audacy, Inc. (formerly Entercom Communications Corp.) whereby the Company would receive Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). In exchange, Urban One would transfer three radio stations to Audacy: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Audacy began operation of the exchanged stations on or about November 23, 2020 under LMAs until Federal Communications Commission (“FCC”) approval was obtained. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on April 20, 2021. In addition, the Company entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. (“Gateway”) for the remaining assets of our WFUN station in a separate transaction which also closed on April 20, 2021. The Company received approximately $8.0 million and exchanged approximately $8.0 million in tangible and intangible assets as part of the transaction with Gateway.

PPP Loans

On December 27, 2020, the Consolidated Appropriations Act of 2021 was signed into law. The legislation creates a second round of Paycheck Protection Program (“PPP”) loans of up to $2 million available to businesses with 300 or fewer employees that have sustained a 25% revenue loss in any quarter of 2020. Certain of the new PPP provisions may benefit broadcasters such as the Company. The provisions (i) allow individual TV and radio stations to apply for PPP loans as long as the individual TV or radio station employs not more than 300 employees per physical location; (ii) permit the Small Business Administration (“SBA”) to make loans up to $10 million total across TV and radio stations owned by a station group; (iii) require newly eligible individual TV and radio stations to make a good faith certification that proceeds of the loan will be used to support expenses for the production or distribution of locally-focused or emergency information; and (iv) waive any prohibition on loans to broadcast stations owned by publicly traded entities. On January 29, 2021, the Company submitted an application for participation in the PPP loan program. On June 1, 2021, the Company received proceeds of approximately $7.5 million. The loan bears interest at a fixed rate of 1% per year and will not be changed during the life of the loan. The loan matures June 1, 2026. The Company is in the process of applying for loan forgiveness. While certain of the PPP loans may be forgivable, until they are repaid or forgiven, the loan amount may constitute debt under the 2028 Notes (as defined below) and increase the Company’s leverage.

2028 Notes Offering

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

The Company used the net proceeds from the 2028 Notes Offering, together with cash on hand, to repay or redeem (1) the loans outstanding under that certain Credit Agreement, dated as of April 18, 2017, by and among the Company, various lenders party thereto, Guggenheim Securities Credit Partners, LLC, as administrative agent, and The Bank of New York Mellon, as collateral agent (the “2017 Credit Facility”); (2) our 2018 credit agreement (“2018 Credit Facility”), among the Company, the lenders party thereto from time to time, Wilmington Trust, National Association, as administrative agent, and TCG Senior Funding L.L.C., as sole lead arranger and sole book runner; (3) the 2018 credit agreement entered into by Urban One Entertainment SPV, LLC and its immediate parent, Radio One Entertainment Holdings, LLC, each of which is a wholly owned subsidiary of the Company, providing $50.0 million in term loan borrowings (the “MGM National Harbor Loan”); (4) the remaining amounts of our 7.375% Senior Secured Notes due 2022 (the “7.375% Notes”); and (5) our 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”). Upon

settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged.

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

As of December 31, 2021, we owned and/or operated 64 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 8 HD stations, and the 2 low power television stations we operate but excluding translators) located in 13 of the most populous African-American markets in the United States. The following tables set forth further selected information about our portfolio of radio stations as of December 31, 2021.

	Urban One						Market Data
					Entire Audience		Ranking by Size of	Estimated Fall 2021
					Four Book		African-American	Metro
					Average Audience		Population Persons	Population Persons
Market	Number of Stations*				Share(1)		12+(2)	12+
								African-
							Total	American
	FM	AM	HD	LP/TV**			(millions)%
Atlanta	4		1		12.3	2	5.1	36
Washington, DC	4	2			10.8	3	5.1	27
Houston	3		1		9.5	6	6.1	18
Dallas	2				4.2	5	6.5	17
Philadelphia	2		2		3.5	7	4.8	21
Baltimore	2	2	1		14.9	11	2.5	30
Charlotte	6	1			18.6	12	2.4	23
Raleigh-Durham	4				16.0	18	1.7	22
Cleveland	2	2	1		11.7	20	1.8	20
Richmond(3)	4	2			18.1	23	1.1	30
Columbus	5			1	6.3	25	1.7	18
Indianapolis	3	1	1	1	12.2	30	1.6	17
Cincinnati	2	1	1		6.4	36	1.9	13
Total	43	11	8	2
(1)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2021 Nielsen Survey.
(2)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2021.
(3)	Richmond is the only market in which we operate using the diary methodology of audience measurement.
*

19 non-independently formatted HD stations and 12 non-independently formatted translators owned and operated by the Company are not included in the above station count. Changes in the programming of our HD stations or translators may alter our station count from time to time.

**	Low power television station

Market Rank Metro
Market	Population 2021	Format	Target Demo
Atlanta	7

WAMJ/WUMJ		Urban AC	25-54
WHTA		Urban Contemporary	18-34
WPZE		Contemporary Inspirational	25-54
WAMJ-HD-2		Urban Contemporary	25-54

Baltimore	21

WERQ		Urban Contemporary	18-34
WOLB		News/Talk	35-64
WWIN-FM		Urban AC	25-54
WWIN-AM		Gospel	35-64
WLIF-HD-2		Contemporary Inspirational	25-54

Charlotte	23

WPZS		Contemporary Inspirational	25-54
WOSF		Urban AC / Old School	25-54
WQNC		Urban Contemporary	18-34
WBT-AM		News Talk	25-54
WBT-FM		News Talk	25-54
WFNZ		Sports Talk	25-54
WLNK		Hot Adult Contemporary	25-54

Cincinnati	33

WIZF		Urban Contemporary	18-34
WOSL		Urban AC / Old School	25-54
WDBZ-AM		Talk	35-64
WIZF-HD2		Hispanic	25-54

Cleveland	35

WENZ		Urban Contemporary	18-34
WERE-AM		News/Talk	35-64
WJMO-AM		Contemporary Inspirational	35-64
WZAK		Urban AC	25-54
WENZ-HD-2		Contemporary Inspirational	35-64

Columbus	36

WCKX		Urban Contemporary	18-34
WXMG		Urban AC	25-54
WBMO		Urban Contemporary	18-34
WJYD		Contemporary Inspirational	25-54
WWLG		Hispanic	25-54
WQMC-TV		Television	25-54

Dallas	5

KBFB		Urban Contemporary	18-34
KZJM		Urban Contemporary	25-54

Market Rank Metro
Market	Population 2021	Format	Target Demo

Houston	6

KBXX		Urban Contemporary	18-34
KMJQ		Urban AC	25-54
KROI		Contemporary Inspirational	18-34
KMJQ-HD2		Contemporary Inspirational	25-54

Indianapolis	39

WTLC-FM		Urban AC	25-54
WHHH		Urban Contemporary	18-34
WNOW		Pop/CHR	18-34
WTLC-AM		Contemporary Inspirational	35-64
WNOW-HD2, HD3		Regional Mexican	25-54
WDNI-TV		Television	25-54

Philadelphia	9

WPPZ		Adult Contemporary	25-54
WRNB		Mainstream Urban	25-54
WPPZ-HD2		Contemporary Inspirational	25-54
WRNB-HD2		Urban AC	25-54

Raleigh	37

WFXC/WFXK		Urban AC	25-54
WQOK		Urban Contemporary	18-34
WNNL		Contemporary Inspirational	25-54

Richmond (1)	53

WKJS/WKJM		Urban AC	25-54
WCDX		Urban Contemporary	18-34
WPZZ		Contemporary Inspirational	25-54
WXGI-AM/WTPS-AM		Classic Hip Hop	25-54

Washington DC	8

WKYS		Urban Contemporary	18-34
WMMJ/WDCJ		Urban AC	25-54
WPRS		Contemporary Inspirational	25-54
WOL-AM		News/Talk	35-64
WYCB-AM		Gospel	35-64

AC-refers to Adult Contemporary

CHR-refers to Contemporary Hit Radio

Pop-refers to Popular Music

Old School - refers to Old School Hip/Hop

(1)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

For the year ended December 31, 2021, approximately 31.8% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four (Houston, Washington, DC, Atlanta and Baltimore) of the 13 markets in which we operated radio stations throughout 2021 or a portion thereof accounted for approximately 53.8% of our radio station net revenue for the year ended December 31, 2021. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 19.3% of our total consolidated net revenue for the year ended December 31, 2021. Revenue from the operations of Reach Media, along with revenue from the four significant contributing radio markets, accounted for approximately 27.5% of our total consolidated net revenue for the year ended December 31, 2021. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the four significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

Radio Advertising Revenue

Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 59.2% of our net revenue from our core radio business for the year ended December 31, 2021, was generated from the sale of local advertising and 36.3% from sales to national advertisers, including network/syndication advertising. The balance of net revenue from our radio segment is primarily derived from tower rental income, ticket sales, and revenue related to sponsored events, management fees and other alternative revenue.

Advertising rates charged by radio stations are based primarily on:

●	a radio station’s audience share within the demographic groups targeted by the advertisers;
●	the number of radio stations in the market competing for the same demographic groups; and
●	the supply and demand for radio advertising time.

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

TV One, our primary cable television franchise targeting the African-American and urban communities, derives its revenue from advertising and affiliate revenue. Advertising revenue is derived from the sale of television air time to advertisers and is recognized when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements based upon a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. In January 2019, we launched a second cable television franchise called CLEO TV, a lifestyle and entertainment network targeting Millennial and Gen X women of color also operated by TV One, LLC. CLEO TV derives its revenue principally from advertising.

Reach Media, our syndicated radio unit, primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell, the Russ Parr Morning Show, and the DL Hughley Show. In addition to being broadcast on 49 Urban One stations, our syndicated radio programming also was available on 209 non-Urban One stations throughout the United States as of December 31, 2021.

We have launched websites that simultaneously stream radio station content for each of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use mentions in our radio airtime to promote our websites. By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners, including at home “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ reach to listeners. In addition, our station websites link to our other online properties operated by our primary digital unit, Interactive One. Interactive One operates the largest social networking site primarily targeting African-Americans and other branded websites, including Bossip, HipHopWired and MadameNoire. Interactive One derives revenue from advertising services on non-radio station branded websites, and studio services where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered or when “click through” purchases are made, where applicable. In addition, Interactive One derives revenue from its studio operations which provide third-party clients with digital platforms and expertise. In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

Finally, our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue from gaming activities conducted on the site of the facility. Future opportunities could include investments in, acquisitions of, or the development of companies in diverse media businesses, gaming and entertainment, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the Internet, smartphones, cellular phones, tablets, and the home entertainment market.

Competition

The media industry is highly competitive and we face intense competition across our core radio franchise and all of our complementary media properties. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be owned or controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing radio station converts to a format similar to that of one of our radio stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure that our properties will maintain or increase their current ratings, market share or advertising revenue.

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

Our TV One and CLEO TV cable television networks compete with other networks and platforms for the acquisition and distribution of content and for fees charged to cable television operators, DTH satellite service providers, and other distributors that carry our content. Our ability to secure distribution agreements is necessary to ensure the retention of our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and increased popularity of other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our content that are as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of original content, viewership, the marketing and advertising support and incentives provided to distributors, the product offering across a series of networks within a region, and the prices charged for carriage.

Our networks and digital products compete with other television networks, including broadcast, cable, local networks and other content distribution outlets for their target audiences and the sale of advertising. Our success in selling advertising is a function of the size and demographics of our audiences, quantitative and qualitative characteristics of the audience of each network, the perceived quality of the network and of the particular content, the brand appeal of the network and ratings/algorithms as determined by third-party research companies or search engines, prices charged for advertising and overall advertiser demand in the marketplace.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation by the FCC and other federal agencies of ownership, programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:

●	assigns frequency bands for radio broadcasting;
●	determines the particular frequencies, locations, operating power, interference standards, and other technical parameters for radio broadcast stations;
●	issues, renews, revokes and modifies radio broadcast station licenses;
●	imposes annual regulatory fees and application processing fees to recover its administrative costs;
●	establishes technical requirements for certain transmitting equipment to restrict harmful emissions;
●	adopts and implements regulations and policies that affect the ownership, operation, program content, employment, and business practices of radio broadcast stations; and
●	has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

The Communications Act prohibits the assignment of an FCC license, or the transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant or renew a radio broadcast license or consent to the assignment or transfer of control of a license, the FCC considers a number of factors, including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character and other qualifications of the licensee (or proposed licensee) and compliance with the Anti-Drug Abuse Act of 1988. A licensee’s failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of sanctions, including admonishment, fines, the grant of a license renewal for less than a full eight-year term or with conditions, denial of a license renewal application, the revocation of an FCC license, and/or the denial of FCC consent to acquire additional broadcast properties.

Congress, the FCC and, in some cases, other federal agencies and local jurisdictions are considering or may in the future consider and adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

●	changes to the license authorization and renewal process;
●	proposals to increase record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;
●	proposals to impose spectrum use or other fees on FCC licensees;
●	changes to rules relating to political broadcasting, including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, political advertising rates and sponsorship disclosures;
●	revised rules and policies regarding the regulation of the broadcast of indecent content;
●	proposals to increase the actions stations must take to demonstrate service to their local communities;
●	technical and frequency allocation matters;
●	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules and policies;
●	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;
●	legislation that would provide for the payment of sound recording royalties to artists, musicians or record companies whose music is played on terrestrial radio stations; and
●	changes to tax laws affecting broadcast operations and acquisitions.

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

Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

●	the radio station has served the public interest, convenience and necessity;
●	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and
●	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

After considering these factors and any petitions to deny or informal objections against a license renewal application (which may lead to a hearing), the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, our licenses have been renewed for full eight-year terms without any conditions or sanctions; however, there can be no assurance that the licenses of each of our stations will be renewed for a full term without conditions or sanctions.

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

Urban One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we hold the license as of December 31, 2021. Stations which we do not own as of December 31, 2021, but operate under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the

ERP of the radio station’s antenna and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station.

					Antenna
				ERP (FM)	Height
				Power	(AM)		Expiration
		Year of	FCC	(AM) in	HAAT in	Operating	Date of FCC
Market	Station Call Letters	Acquisition	Class	Kilowatts	Meters	Frequency	License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2028
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2028
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2028
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2028

Washington, DC	WOL-AM	1980	C	0.4	N/A	1450 kHz	10/1/2027
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2027
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2027
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2027
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2027
	WDCJ-FM	2017	A	2.9	145.0	92.7 MHz	10/1/2027

Philadelphia	WPHI-FM	1997	A	0.3	338.0	103.9 MHz	8/1/2022
	WRNB-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2022
	WPPZ-FM	2004	A	0.8	276.0	107.9 MHz	6/1/2022

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2021[1]
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2021[1]
	KROI-FM	2004	C1	40.0	421.0	92.1 MHz	8/1/2021[1]

Dallas	KBFB-FM	2000	C	100.0	574.0	97.9 MHz	8/1/2029
	KZMJ-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2029

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2027
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2027
	WOLB-AM	1993	D	0.3	N/A	1010 kHz	10/1/2027
	WERQ-FM	1993	B	37.0	173.0	92.3 MHz	10/1/2027

Charlotte	WQNC-FM	2000	C3	10.5	154.0	92.7 MHz	12/1/2027
	WPZS-FM	2004	A	6.0	94.0	100.9 MHz	12/1/2027
	WOSF-FM	2014	C1	51.0	395.0	105.3 MHz	12/1/2027
	WBT-FM	2021	C3	7.7	182.2	99.3 MHz	12/1/2027
	WBT-AM	2021	A	50.0	N/A	1110 MHz	12/1/2027
	WFNZ-AM	2021	B	5.0	N/A	610 MHz	12/1/2027
	WLNK-FM	2021	C	100.0	576.0	107.9 MHz	12/1/2027

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2028
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2028
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2028
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2028

Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2027
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2027
	WFXC-FM	2000	C3	13.0	141.0	107.1 MHz	12/1/2027
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2027

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2027
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2027
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2027
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2027
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2027
	WXGI-AM	2017	D	3.9	N/A	950 kHz	10/1/2027

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2028
	WBMO-FM	2001	A	6.0	99.0	106.3 MHz	10/1/2028
	WXMG-FM	2016	B	21.0	232.0	95.5 MHz	10/1/2028
	WJYD-FM	2016	A	6.0	100.0	107.1 MHz	10/1/2028

Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2028
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2028
	WNOW-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2028
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2028

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2028
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2028
	WOSL-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2028

1 A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending, as is the case with respect to each of our stations with licenses that have expired.

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

The FCC applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Certain passive investors that hold stock for investment purposes only are deemed attributable with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station if the brokering station supplies programming for more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder, and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions, generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or the holder of an attributable interest in a same-market radio station, will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in, radio broadcast stations serving the same local market in excess of specified numerical limits.

The numerical limits on radio stations that one entity may own in a local market are as follows:

●	in a radio market with 45 or more commercial radio stations, a party may hold an attributable interest in up to eight commercial radio stations, not more than five of which are in the same service (AM or FM);
●	in a radio market with 30 to 44 commercial radio stations, a party may hold an attributable interest in up to seven commercial radio stations, not more than four of which are in the same service (AM or FM);

●	in a radio market with 15 to 29 commercial radio stations, a party may hold an attributable interest in up to six commercial radio stations, not more than four of which are in the same service (AM or FM); and
●	in a radio market with 14 or fewer commercial radio stations, a party may hold an attributable interest in up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not hold an attributable interest in more than 50% of the radio stations in such market.

To apply these tiers, the FCC currently relies on Nielsen Metro Survey Areas, where they exist. In other areas, the FCC relies on a contour-overlap methodology. The FCC has initiated a rulemaking to determine how to define local radio markets in areas located outside Nielsen Metro Survey Areas. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the Hart-Scott-Rodino Act. In 2003, when the FCC changed its methodology for defining local radio markets, it grandfathered existing combinations of radio stations that would not comply with the modified rules. The FCC’s rules provide that these grandfathered combinations may not be sold intact except to certain “eligible entities,” which the FCC defines as entities qualifying as a small business consistent with Small Business Administration standards.

The media ownership rules are subject to review by the FCC every four years. In August 2016, the FCC issued an order concluding its 2010 and 2014 quadrennial reviews. The August 2016 decision retained the local radio ownership rule, the radio-television cross-ownership rule and the prohibition on newspaper-broadcast cross-ownership without significant changes. In November 2017, the FCC adopted an order reconsidering the August 2016 decision and modifying it in a number of respects. The November 2017 order on reconsideration did not significantly modify the August 2016 decision with respect to the local radio ownership limits. It did, however, eliminate the FCC’s previous limits on radio/television cross-ownership and newspaper/broadcast cross-ownership effective February 7, 2018. In September 2019, a federal appeals court vacated the FCC’s November 2017 order on reconsideration, as a result of which the radio/television and newspaper/broadcast cross-ownership rules were reinstated. On April 1, 2021, however, the U.S. Supreme Court reversed the September 2019 appeals court ruling, resulting in the elimination of the radio/television and newspaper/broadcast cross-ownership rules effective June 30, 2021. The FCC’s 2018 quadrennial review of its media ownership rules, which commenced in December 2018, is currently pending.

The attribution and media ownership rules limit the number of radio stations we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell. The FCC’s rules could affect our business in a number of ways, including, but not limited to, the following:

●	the FCC’s radio ownership limits could have an adverse effect on our ability to accumulate stations in a given area or to sell a group of stations in a local market to a single entity;
●	restricting the assignment and transfer of control of “grandfathered” radio combinations that exceed the ownership limits as a result of the FCC’s 2003 change in local market definition could adversely affect our ability to buy or sell a group of stations in a local market from or to a single entity; and
●	in general terms, future changes in the way the FCC defines radio markets or in the numerical station caps could limit our ability to acquire new stations in certain markets, our ability to operate stations pursuant to certain agreements, and our ability to improve the coverage contours of our existing stations.

Programming and Operations. The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating such responsiveness. The FCC considers complaints from viewers or listeners about a broadcast station’s programming. All radio stations are now required to maintain their public inspection files on a publicly accessible FCC-hosted online database. Moreover, the FCC has from time to time proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations. Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Human Capital

As of December 31, 2021, we employed 825 full-time employees and 330 part-time employees. Our employees are not unionized.

We believe that our success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, development programs that enable continued learning and growth, and offer an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.

As a business founded by an African-American woman, diversity and inclusion is engrained in our corporate history. Our Board of Directors is diverse; Catherine L. Hughes, our Founder and Chairperson, is an African-American woman, and four of our six directors are minorities. Our President and Chief Executive Officer, who is also a director, Alfred C. Liggins, III is an African-American male, as is our Senior Vice President and General Counsel, Kristopher Simpson. Further, Karen Wishart, our Executive Vice President and Chief Administrative Officer, is an African-American woman, as is Michelle Rice, President of TV ONE. As of December 31, 2021, 79% of our employees were racially diverse, and 47% of our employees were women. We are proud that our organization is governed and propelled by such a diverse group of individuals, which we believe contributes to our Company’s success now, and in the long-term.

  Our senior leadership team has introduced various initiatives to ensure that our Company remains inclusive and supportive for all, including: (i) conducting workplace training, which includes focuses on unconscious bias, discrimination and harassment; (ii) leveraging a diverse slate of candidates for all job vacancies, including senior leadership; and (iii) developing content across our multi-media platform that elevates the voice of minority communities to foster equality and inclusion in both the entertainment industry and across the nation.

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

Risks Related to the Nature and Operations of Our Business

Impact of Ongoing Public Health Crisis

An epidemic or pandemic disease outbreak, such as the ongoing COVID-19 pandemic, has caused, and is causing, significant disruption to our business operations. Measures taken by governmental authorities and private actors to limit the spread of the virus have interfered and continue to interfere with the ability our employees, suppliers, and customers to conduct their functions and business in a normal manner. Further, the demand for advertising across our various segments/platforms is linked to the level of economic activity and employment in the U.S. Specifically, our business is heavily dependent on the demand for advertising from consumer-focused companies. Dislocation of consumer demand due to social distancing and government interventions (such as lockdowns or shelter in place policies) has caused, and could further cause, advertisers to reduce, postpone or eliminate their marketing spending generally, and on our platforms in particular. Continued or future social distancing, government interventions and/or recessions could have a material adverse effect on our business and financial condition. Moreover, continued or future declines or disruptions due to the COVID-19 pandemic and new variants of COVID-19, could adversely affect our business and financial performance.

The extent to which our results continue to be affected by COVID-19 will largely depend on future developments, which are not within our control and cannot be accurately predicted and are uncertain. These developments include, but are not limited to, the duration, scope and severity of the pandemic, any additional resurgences, variants or new viruses; the ability to effectively and widely manufacture and distribute vaccines; the public’s perception of the safety of the vaccines and their willingness to take the vaccines; the effect of the COVID-19 pandemic on our customers and the ability of our clients to meet their payment terms; the public’s willingness to attend live events; and the pace of recovery when the pandemic subsides.

The state and condition of the global financial markets and fluctuations in the global and U.S. economies may have an unpredictable impact on our business and financial condition.

From time to time, including as a result of the current pandemic, the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced upward and/or downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, advertising is a discretionary and variable business expense. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market in which we operate, also may have a significant effect on us. Radio revenues in the markets in which we operate may also face greater challenges than the U.S. economy generally and may remain so. Radio revenues in certain markets in which we operate have lagged the growth of the general United States economy. Radio revenues in markets in which we operate, as measured by the accounting firm Miller Kaplan Arase LLP (“Miller Kaplan”) were down in 2020 and, while they have recovered, they have yet to fully reach pre-pandemic levels. Even in the absence of a general recession or downturn in the economy, an individual business sector (such as the automotive industry or the hospitality industry) that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If any such sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.

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

Ratings for broadcast stations and traffic on a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenues. For example, if there is an event causing a change of programming at one of our stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues, or profitability as the previous programming. In addition, changes in ratings methodology, search engine algorithms and technology could adversely impact our businesses and negatively affect our advertising revenues.

Television content production is inherently a risky business because the revenues derived from the production and distribution of a television program and the licensing of rights to the associated intellectual property depends primarily upon the public’s level of acceptance, which is difficult to predict. The commercial success of a television program also depends upon the quality and acceptance of other competing programs in the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict. Rating points are also factors that are weighed when determining the advertising rates that TV One/CLEO TV receive. Poor ratings can lead to a reduction in pricing and advertising revenues. Consequently, low public acceptance of TV One/CLEO TV’s content may have an adverse effect on our cable television segment’s results of operations. Further, networks or programming launched by NetflixTM, Oprah Winfrey (OWNTM), Sean Combs (REVOLT TVTM), and Magic Johnson (ASPIRETM), could take away from our audience share and ratings and thus have an adverse effect on our cable television’s results of operations.

Increases in or new royalties, including through legislation, could adversely impact our business, financial condition and results of operations.

We currently pay royalties to song composers and publishers through BMI, ASCAP, SESAC and GMR but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. We must also pay royalties to the copyright owners of sound recordings for the digital audio transmission of such sound recordings on the Internet. We pay such royalties under federal statutory licenses and pay applicable license fees to SoundExchange, the non-profit organization designated by the United States Copyright Royalty Board to collect such license fees. The royalty rates applicable to sound recordings under federal statutory licenses are subject to adjustment. The royalty rates we pay to copyright owners for the public performance of musical compositions on our radio stations and internet streams could increase as a result of private negotiations and the emergence of new performing rights organizations, which could adversely impact our businesses, financial condition, results of operations and cash flows. Further, from time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.

A disproportionate share of our radio segment revenue comes from a small number of geographic markets and our syndicated radio business, Reach Media.

For the year ended December 31, 2021, approximately 31.8% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, four (Houston, Washington, DC, Atlanta and Baltimore) of the 13 markets in which we operated radio stations throughout 2021 or a portion thereof accounted for approximately 53.8% of our radio station net revenue for the year ended December 31, 2021. Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 19.3% of our total consolidated net revenue for the year ended December 31, 2021. Revenue from the operations of Reach Media, along with revenue from the four significant contributing radio markets, accounted for approximately 27.5% of our total consolidated net revenue for the year ended December 31, 2021. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the four significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

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

Continued growth in our digital business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services may require significant time and costs. If we cannot continue to develop and improve our advertising products and services or if prices for our advertising products and services decrease, our digital advertising revenues could be adversely affected. Finally, recently, our digital business has seen significant growth in its business due to advertisers increased interest in minority controlled media given recent social justice/equality trends.  Should these trends reverse or decline, revenues within our digital and other segments could be adversely impacted.

More individuals are using devices other than personal and laptop computers to access and use the internet, and, if we cannot make our products and services available and attractive to consumers via these alternative devices, our internet advertising revenues could be adversely affected.

Digital users are increasingly accessing and using the internet through mobile tablets, smartphones and wearable devices. In order for consumers to access and use our products and services via these devices, we must ensure that our products and services are technologically compatible with such devices. If we cannot effectively make our products and services available on these devices, fewer internet consumers may access and use our products and services and our advertising revenue may be negatively affected.

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

As of December 31, 2021, we had approximately $505.2 million in broadcast licenses and $223.4 million in goodwill, which totaled $728.6 million, and represented approximately 57.8% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

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

Within our core radio business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Currently, subject to renewal, our radio broadcasting licenses expire at various times beginning August 2021 through August 1, 2029. While we anticipate receiving renewals of all of our broadcasting licenses, interested third parties may challenge our renewal applications. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending, as is the case with respect to each of our stations with licenses that have expired. During the periods when a renewal application is pending, informal objections and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, as amended (the “Communications Act”), or is convicted of a felony or found to have engaged in certain other types of non-FCC related misconduct, the FCC may commence a proceeding to impose fines or other sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

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

The Company’s business diversification efforts, including its efforts to expand its gaming investments, are subject to risks and uncertainties.

On May 20, 2021, the City of Richmond, Virginia (the “City”) announced that it had selected the Company’s wholly-owned unrestricted subsidiary RVA Entertainment Holdings, LLC (“RVAEH”), as the City’s preferred casino gaming operator to develop and operate a casino resort in Richmond (“Casino Resort”).  Pursuant to the Virginia Casino Act, the City is one of five cities in the Commonwealth of Virginia eligible to host a casino gaming establishment, subject to the citizens of the City approving a referendum (the “Referendum”). In November 2021, the required Referendum was conducted and failed to pass. On January 24, 2022, the Richmond City Council adopted a new resolution in efforts to bring the ONE Casino + Resort to the City.  The new resolution was the first of several steps in pursuit of a second referendum. Upon obtaining precertification for RVA Entertainment Holdings, LLC, Urban One’s wholly owned subsidiary, by the Virginia Lottery Board, the City will then pursue an order from the Circuit Court for the City of Richmond ordering a second referendum.  If the City is successful in obtaining the precertification and the court orders a second referendum, it is currently anticipated the second referendum would occur in November 2022.  If the voters approve the referendum then the Commonwealth may issue one license permitting operation of a casino in Richmond. While a new process has been initiated with respect to a second referendum, there can be no assurance that a second referendum will be ordered, pass with the required voter approval or that we will otherwise be able to move forward with the Casino Resort or any similar initiative.  As with all corporate development activities the Company may engage in, any of our current and future business diversification efforts, including pursuit of the Casino Resort, are subject to a number of risks, including but not limited to:

●	delays in obtaining or inability to obtain necessary permits, licenses and approvals;
●	changes to plans and/or specifications;
●	lack of sufficient, or delays in the availability of, financing;

●	changes in laws and regulations, or in the interpretation and enforcement of laws and regulations, applicable to gaming, leisure, real estate development or construction projects;

●	availability of qualified contractors and subcontractors;
●	environmental, health and safety issues, including site accidents and the spread of viruses;
●	weather interferences or delays; and
●	other unanticipated circumstances or cost increases.

In addition, in engaging of certain of these corporate development activities, we may rely on key contracts and business relationships, and if any of our business partners or contracting counterparties fail to perform, or terminate, any of their contractual arrangements with us for any reason or cease operations, our business could be disrupted and our revenues could be adversely affected. The failure to perform or termination of any of the agreements by a partner or a counterparty, the discontinuation of operations of a partner or counterparty, the loss of good relations with a partner or counterparty or our inability to obtain similar relationships or agreements, may have an adverse effect on our financial condition, results of operations and cash flow. Our operating partner, Pacific Peninsula Entertainment, recently entered into an agreement to sell substantially all of its assets, including its interest in the ONE Casino + Resort project to Churchill Downs, Incorporated, the owner of the Kentucky Derby.  While the Company views this as a positive development for the project, there can be no assurance that this development will not have any negative impact on the development of the project.

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

Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, affect the profitability of our broadcast stations. In particular, Congress may consider and adopt a revocation of terrestrial radio’s exemption from paying royalties to performing artists and record companies for use of their recordings (radio already pays a royalty to songwriters, composers and publishers). In addition, commercial radio broadcasters and entities representing artists are negotiating agreements that could result in broadcast stations paying royalties to artists. A requirement to pay additional royalties could have an adverse effect on our business operations and financial performance. Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming could sharply increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. Finally, there has been in the past and there could be again in the future proposed legislation that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum. We cannot predict whether such actions will occur.

The television and distribution industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our cable television segment. For example, the FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect our cable television segment’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by TV One/CLEO TV. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. TV One/CLEO TV’s ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. We are unable to predict the effect that any such laws, regulations or policies may have on our cable television segment’s operations.

New or changing federal, state or international privacy regulation or requirements could hinder the growth of our internet business.

A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our business uses to operate its services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Further, third-party service providers may from time to time change their privacy requirements. Changes to the interpretation of existing law or the adoption of new privacy-related requirements by governments or other businesses could hinder the growth of our business and cause us to incur new and additional costs and expenses. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers.

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

Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition. In the past, we have identified material weaknesses in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have remediated our past the material weaknesses, however, our remedial measures to address the material weakness may be insufficient and we may in the future discover areas of our internal controls that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.

Unique Risks Related to Our Cable Television Segment

The loss of affiliation agreements could materially adversely affect our cable television segment’s results of operations.

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

Our cable television segment faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as NetflixTM, HuluTM, AppleTM, AmazonTM and GoogleTM, as well as gaming and other consoles such as Microsoft’s XboxTM, Sony’s PS5TM, Nintendo’s WiiTM, and RokuTM, are aggressively establishing themselves as alternative providers of video content and services, including new and independently developed long form video content. Most recently, new online distribution services have emerged offering live sports and other content without paying for a traditional cable bundle of channels. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis and internet-connected televisions, may impact our cable television segment’s distribution for its services and content. Additionally, devices or services that allow users to view television programs away from traditional cable providers or on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to our cable television segment’s target audiences, our business could be adversely affected.

Unique Risks Related to Our Capital Structure

Our President and Chief Executive Officer has an interest in TV One that may conflict with your interests.

Pursuant to the terms of employment with our President and Chief Executive Officer, Mr. Alfred C. Liggins, III, in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of our aggregate investment in TV One (the “Employment Agreement Award”). Our obligation to pay the award was triggered after our recovery of the aggregate amount of capital contribution in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event in excess of such invested amount. Mr. Liggins’ rights to the Employment Agreement Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment (but similar rights could be included in the terms of a new employment agreement or arrangement). As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities.

Two common stockholders have a majority voting interest in Urban One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.

As of December 31, 2021, our Chairperson and her son, our President and CEO, together held in excess of 75% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting upon Urban One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Urban One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Urban One.

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

	High	Low
2021
First Quarter	$8.87	$4.16
Second Quarter	$20.95	$4.56
Third Quarter	$9.01	$6.40
Fourth Quarter	$11.43	$4.47

2020
First Quarter	$2.21	$1.06
Second Quarter	$36.30	$1.06
Third Quarter	$19.63	$3.43
Fourth Quarter	$5.78	$4.21

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “UONEK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2021
First Quarter	$1.98	$1.20
Second Quarter	$6.45	$1.68
Third Quarter	$7.07	$4.55
Fourth Quarter	$7.40	$3.15

2020
First Quarter	$2.00	$0.87
Second Quarter	$4.15	$0.63
Third Quarter	$2.37	$0.85
Fourth Quarter	$1.46	$0.95

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 4, 2022, there were approximately 11,923 holders of Urban One’s Class A Common Stock, two holders of Urban One’s Class B Common Stock, three holders of Urban One’s Class C Common Stock, and approximately 5,907 holders of Urban One’s Class D Common Stock.

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

Overview

For the year ended December 31, 2021, consolidated net revenue increased approximately 17.3% compared to the year ended December 31, 2020. For 2022, our strategy will be to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our multimedia strategy.

The impact of the COVID pandemic, including the impact of variants and government interventions that limit normal economic activity, competition from digital audio players, the internet, cable television and satellite radio, among other new media outlets, audio and video streaming on the internet, and consumers’ increased focus on mobile applications, are some of the reasons our core radio business has seen slow or negative growth over the past few years. In addition to making overall cutbacks, advertisers continue to shift their advertising budgets away from traditional media such as newspapers, broadcast television and radio to new media outlets. Internet companies have evolved from being large sources of advertising revenue for radio companies to being significant competitors for radio advertising dollars. While these dynamics present significant challenges for companies that are focused solely in the radio industry, through our diversified platform, which includes our radio websites, Interactive One and other online verticals, as well as our cable television business, we are poised to provide advertisers and creators of content with a multifaceted way to reach African-American consumers.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Year Ended
	For the Years Ended December 31,
	2021	2020
Radio broadcasting segment	31.8%	34.7%

Reach Media segment	10.5%	8.2%

Digital segment	13.6%	9.5%

Cable television segment	44.9%	48.2%

Corporate/eliminations	(0.8)%	(0.6)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For the Years Ended
	December 31,
	2021	2020
Percentage of core radio business generated from local advertising	59.2%	53.2%

Percentage of core radio business generated from national advertising, including network advertising	36.3%	45.3%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following charts show our net revenue (and sources) for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$165,244	$137,849	$27,395	19.9%
Political Advertising	3,494	22,484	(18,990)	(84.5)
Digital Advertising	59,812	34,131	25,681	75.2
Cable Television Advertising	95,589	79,732	15,857	19.9
Cable Television Affiliate Fees	102,380	99,489	2,891	2.9
Event Revenues & Other	14,943	2,652	12,291	463.5
Net Revenue (as reported)	$441,462	$376,337	$65,125	17.3%

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely manage the use of trade and barter agreements.

Within our digital segment, including Interactive One which generates the majority of the Company’s digital revenue, revenue is principally derived from advertising services on non-radio station branded, but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered or when “click through” purchases are made, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise. In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

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

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a)Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for our online business as impressions are delivered or as “click throughs” are made, where applicable. Net revenue is recognized for our cable television business as advertisements are run, and during the term of the affiliation agreements at levels appropriate for the most recent subscriber counts reported by the affiliate, net of launch support.
(b)Broadcast and digital operating income:  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative expenses, stock-based compensation, impairment of long-lived assets, (gain) loss on retirement of debt and gain on sale-leaseback, is commonly referred to in the radio broadcasting industry as “station operating income.” However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we now use the term broadcast and digital operating income. Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.
(c)Broadcast and digital operating income margin:  Broadcast and digital operating income margin represents broadcast and digital operating income as a percentage of net revenue. Broadcast and digital operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that broadcast and digital operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. Broadcast and digital operating margin includes results from all four segments (radio broadcasting, Reach Media, digital and cable television).
(d)Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, gain on sale-leaseback, employment agreement, incentive plan award expenses and other compensation, contingent consideration from acquisition, severance-related costs, cost method investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Non-GAAP Financial Measures

The presentation of non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP. We use non-GAAP financial measures as a means to evaluate period-to-period comparisons. Reconciliations of our non-GAAP financial measures to the most directly comparable GAAP financial measures are included below for review. Reliance should not be placed on any single financial measure to evaluate our business.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2021	2020

	(In thousands, except margin data)
Net revenue	$441,462	$376,337
Broadcast and digital operating income	179,234	163,891
Broadcast and digital operating income margin	40.6%	43.5%
Adjusted EBITDA	150,222	138,018
Net income (loss) attributable to common stockholders	38,352	(8,113)

The reconciliation of net income to broadcast and digital operating income is as follows:

	For the Years Ended December 31,
	2021	2020

	(In thousands)
Consolidated net income (loss) attributable to common stockholders	$38,352	$(8,113)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(218)	(213)
Interest expense	65,702	74,507
Provision for (benefit from) income taxes	13,577	(34,476)
Corporate selling, general and administrative, excluding stock-based compensation	50,837	35,860
Stock-based compensation	565	2,294
Loss on retirement of debt	6,949	2,894
Other income, net	(8,134)	(4,547)
Depreciation and amortization	9,289	9,741
Noncontrolling interests in income of subsidiaries	2,315	1,544
Impairment of long-lived assets	—	84,400
Broadcast and digital operating income	$179,234	$163,891

The reconciliation of net (loss) income to adjusted EBITDA is as follows:

	For the Years Ended December 31,
	2021	2020

	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) attributable to common stockholders, as reported	$38,352	$(8,113)
Add back non-broadcast and digital operating income items included in consolidated net income (loss):
Interest income	(218)	(213)
Interest expense	65,702	74,507
Provision for (benefit from) income taxes	13,577	(34,476)
Depreciation and amortization	9,289	9,741
EBITDA	$126,702	$41,446
Stock-based compensation	565	2,294
Loss on retirement of debt	6,949	2,894
Other income, net	(8,134)	(4,547)
Noncontrolling interests in income of subsidiaries	2,315	1,544
Casino chase costs	6,727	—
Employment Agreement Award, incentive plan award expenses and other compensation	6,163	2,271
Contingent consideration from acquisition	280	46
Severance-related costs	965	2,800
Impairment of long-lived assets	—	84,400
Cost method investment income from MGM National Harbor	7,690	4,870
Adjusted EBITDA	$150,222	$138,018

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 (In thousands)

	Year Ended December 31,
	2021	2020	Increase/(Decrease)
Statements of Operations:
Net revenue	$441,462	$376,337	$65,125	17.3%
Operating expenses:
Programming and technical, excluding stock-based compensation	119,072	103,813	15,259	14.7
Selling, general and administrative, excluding stock-based compensation	143,156	108,633	34,523	31.8
Corporate selling, general and administrative, excluding stock-based compensation	50,837	35,860	14,977	41.8
Stock-based compensation	565	2,294	(1,729)	(75.4)
Depreciation and amortization	9,289	9,741	(452)	(4.6)
Impairment of long-lived assets	—	84,400	(84,400)	(100.0)
Total operating expenses	322,919	344,741	(21,822)	(6.3)
Operating income	118,543	31,596	86,947	275.2
Interest income	218	213	5	2.3
Interest expense	65,702	74,507	(8,805)	(11.8)
Loss on retirement of debt	6,949	2,894	4,055	140.1
Other income, net	(8,134)	(4,547)	3,587	78.9
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	54,244	(41,045)	95,289	232.2
Provision for (benefit from) income taxes	13,577	(34,476)	48,053	139.4
Consolidated net income (loss)	40,667	(6,569)	47,236	719.1
Noncontrolling interests in income of subsidiaries	2,315	1,544	771	49.9
Net income (loss) attributable to common stockholders	$38,352	$(8,113)	$46,465	572.7%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2021	2020
$441,462	$376,337	$65,125	17.3%

During the year ended December 31, 2021, we recognized approximately $441.5 million in net revenue compared to approximately $376.3 million during the year ended December 31, 2020. These amounts are net of agency and outside sales representative commissions. The increase in net revenue was due primarily to mitigation of the economic impacts of the COVID-19 pandemic which began in March 2020 and to increased demand for minority focused media. Net revenues from our radio broadcasting segment for the year ended December 31, 2021, increased 7.4% from the same period in 2020. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in (excluding Richmond and Raleigh, both of which no longer participate in Miller Kaplan) increased 18.4% in total revenues for the year ended December 31, 2021, consisting of an increase of 14.0% in local revenues, an increase of 8.2% in national revenues, and an increase of 51.1% in digital revenues. With the exception of our Philadelphia, Raleigh and St. Louis (which we exited in 2021) markets, we experienced net revenue improvements in all of our radio markets, primarily due to higher advertising sales. Net revenue excluding political, from our radio broadcasting segment increased 19.7% compared to the same period in 2020. Net revenue for our Reach Media segment increased 49.8% for the year ended December 31, 2021, compared to the same period in 2020, due primarily to increased demand and the reinstatement of our cruise during the fourth quarter of 2021.  The cruise was postponed from 2020 due to the pandemic. We recognized approximately $198.2 million from our cable television segment for the year ended December 31, 2021, compared to approximately $181.6 million of revenue for the same period in 2020, with the increase due primarily to both increased advertising and affiliate sales. Net revenue from our digital segment increased approximately $24.3 million for the year ended December 31, 2021, compared to the same period in 2020 due primarily to stronger direct revenues.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2021	2020
$119,072	$103,813	$15,259	14.7%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the year ended December 31, 2021, compared to the same period in 2020 is primarily due to higher expenses at all our segments. Our radio broadcasting segment experienced an increase of approximately $2.8 million for the year ended December 31, 2021, compared to the same period in 2020 due primarily to higher compensation costs and music licensing fees. Our Reach Media segment experienced an increase of approximately $2.0 million for the year ended December 31, 2021, compared to the same period in 2020 due primarily to higher contract labor and compensation costs. Our digital segment experienced an increase of approximately $1.3 million for the year ended December 31, 2021, compared to the same period in 2020 due primarily to higher contract labor, consulting and compensation costs. Our cable television segment experienced an increase of approximately $9.2 million for the year ended December 31, 2021, compared to the same period in 2020 due primarily to higher content amortization expense.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2021	2020
$143,156	$108,633	$34,523	31.8%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expense for the year ended December 31, 2021, compared to the same period in 2020, is primarily due to higher compensation costs and special event costs, higher commissions and national representative fees due to improved revenue and higher promotional expenses and travel and entertainment spending. Our radio broadcasting segment experienced an increase of approximately $4.6 million for the year ended December 31, 2021, compared to the same period in 2020 primarily due to higher compensation costs, national representative fees, special event costs and promotional spending. Our Reach Media segment experienced an increase of approximately $8.3 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to the operation of Tom Joyner Foundation’s Fantastic Voyage® and higher affiliate station costs. Our cable television segment experienced an increase of approximately $10.7 million for the year ended December 31, 2021, compared to the same period in 2020 primarily due to higher promotional and advertising expenses, compensation costs and research expenses. Our digital segment experienced an increase of approximately $11.9 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to higher compensation costs, higher traffic acquisition costs and web services fees.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2021	2020
$50,837	$35,860	$14,977	41.8%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in expense was primarily due to an increase in professional fees related to corporate development activities in connection with potential gaming investments and other similar business activities as well as an increase in compensation costs.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2021	2020
$565	$2,294	$(1,729)	(75.4)%

The decrease in stock-based compensation for the year ended December 31, 2021, compared to the same period in 2020, is primarily due to fewer grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2021	2020
$9,289	$9,741	$(452)	(4.6)%

The decrease in depreciation and amortization expense for the year ended December 31, 2020, was due to the mix of assets approaching or near the end of their useful lives.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2021	2020
$—	$84,400	$(84,400)	(100.0)%

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

Interest expense

Year Ended December 31,		Increase/(Decrease)
2021	2020
$65,702	$74,507	$(8,805)	(11.8)%

Interest expense decreased to approximately $65.7 million for the year ended December 31, 2021, compared to approximately $74.5 million for the same period in 2020, due to lower overall debt balances outstanding and lower average interest rates. As discussed above, on January 25, 2021, the Company closed on a new financing in the form of the 2028 Notes. The proceeds from the 2028 Notes were used to repay in full each of: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.

Loss on retirement of debt

Year Ended December 31,		Increase/(Decrease)
2021	2020
$6,949	$2,894	$4,055	140.1%

As discussed above, upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the year ended December 31, 2021 associated with the settlement of the 2028 Notes. On November 9, 2020, we completed an exchange (the “November 2020 Exchange Offer”) of 99.15% of our outstanding 7.375% Senior Secured Notes due 2022 (the “7.375% Notes”) for $347 million aggregate principal amount of newly issued 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”). There was a net loss on retirement of debt of approximately $2.9 million for the year ended December 31, 2020 associated with the November 2020 Exchange Offer.

Other income, net

Year Ended December 31,		Increase/(Decrease)
2021	2020
$(8,134)	$(4,547)	$3,587	78.9%

Other income, net, increased to approximately $8.1 million for the year ended December 31, 2021, compared to approximately $4.5 million for the same period in 2020. We recognized other income in the amount of approximately $7.7 million and $4.9 million, for the years ended December 31, 2021 and 2020, respectively, related to our MGM investment.

Provision for (benefit from) income taxes

Year Ended December 31,		Increase/(Decrease)
2021	2020
$13,577	$(34,476)	$48,053	139.4%

During the year ended December 31, 2021, the provision for income tax was approximately $13.6 million compared to a tax benefit of approximately $34.5 million for the year ended December 31, 2020. The increase in the provision for income taxes was primarily due to the Company’s change in pre-tax loss to pre-tax income during the period. For the year ended December 31, 2020, the benefit consisted of deferred tax benefit of approximately $35.0 million and current tax expense of $552,000. The provision resulted in an effective tax rate of 25.0% and 84.0% for the years ended December 31, 2021 and 2020, respectively. The 2021 and 2020 annual effective tax rates primarily reflect taxes at statutory tax rates, the impact of permanent tax adjustments, and the valuation allowance release related to the realizability of certain of the Company’s net operating losses.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2021	2020
$2,315	$1,544	$771	49.9%

The increase in noncontrolling interests in income of subsidiaries was primarily due to higher net income recognized by Reach Media for the year ended December 31, 2021, versus the same period in 2020.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $179.2 million for the year ended December 31, 2021, compared to approximately $163.9 million for the year ended December 31, 2020, an increase of approximately $15.3 million or 9.4%. This increase was due to higher broadcast and digital operating income in our radio broadcasting, Reach Media, and digital segments, which was partially offset by a decrease in broadcast and digital operating income at our cable television segment. Our radio broadcasting segment generated approximately $42.0 million of broadcast and digital operating income during the year ended December 31, 2021, compared to approximately $39.8 million during the year ended December 31, 2020, an increase of approximately $2.2 million. The increase was primarily due to higher net revenues, partially offset by higher expenses. Reach Media generated approximately $17.0 million of broadcast and digital operating income during the year ended December 31, 2021, compared to approximately $11.8 million during the year ended December 31, 2020, primarily due to higher net revenues, partially offset by higher expenses. Our digital segment generated approximately $17.2 million of broadcast and digital operating income during the year ended December 31, 2021, compared to approximately $6.0 million of broadcast and digital operating income during the year ended December 31, 2020. The increase in our digital segment’s broadcast and digital operating income is primarily due to an increase in net revenues, partially offset by increased expense. Finally, TV One generated approximately $103.0 million of broadcast and digital operating income during the year ended December 31, 2021, compared to approximately $106.3 million during the year ended December 31, 2020, with the decrease due primarily to increased expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 40.6% for the year ended December 31, 2021, from 43.5% for 2020. The margin decrease was primarily attributable to higher expenses as described above.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. The Company’s cash, cash equivalents and restricted cash balance is approximately $152.2 million as of December 31, 2021.

Throughout each of 2020 and 2021, the COVID-19 pandemic had a negative impact on certain of our revenue and alternative revenue sources. Most notably, a number of advertisers across a variety of significant advertising categories ceased operations or reduced their advertising spend due to the pandemic.  This has been particularly true within our radio segment which derives substantial revenue from local advertisers, including in areas such as Texas, Ohio and Georgia.  The economies in these areas were hit particularly hard due to social distancing and government interventions. Further, the COVID-19 pandemic has caused a shift in the way people work and commute, which in some instances has altered demand for our broadcast radio advertising.  Finally, the COVID-19 outbreak caused the postponement of or cancellation of our tent pole special events or otherwise impaired or limited ticket sales for such events.  We do not carry business interruption insurance to compensate us for losses that occurred as a result of the pandemic and such losses may continue to occur as a result of the ongoing nature of the COVID-19 pandemic. Outbreaks in the markets in which we operate could have material impacts on our liquidity, operations including potential impairment of assets, and our financial results. Likewise, our income from our investment in MGM National Harbor Casino has at times been negatively affected by closures and limitations on occupancy imposed by state and local governmental authorities.

We anticipate continued fluctuations in revenues due to the COVID-19 pandemic. The extent to which our results continue to be affected by the COVID-19 pandemic will largely depend on future developments, which cannot be accurately predicted and are uncertain.  These developments include, but are not limited to, the duration, scope and severity of the COVID-19 pandemic, any additional resurgences, variants or new viruses; the ability to effectively and widely manufacture and distribute vaccines/boosters; the public’s perception of the safety of the vaccines/boosters and the public’s willingness to take the vaccines/boosters; the effect of the COVID-19 pandemic on our customers and the ability of our clients to meet their payment terms; the public’s willingness to attend live events; and the pace of recovery when the pandemic subsides.

During the height of the COVID-19 pandemic in 2020, we proactively implemented certain cost-cutting measures including furloughs, layoffs, salary reductions, other expense reduction (including eliminating travel and entertainment expenses), eliminating merit raises, decreasing or deferring marketing spend, deferring programming/production costs, reducing special events costs, and implementing a hiring freeze on open positions. The Company performed a complete reforecast of its anticipated results extending through one year from the date of issuance of the consolidated financial statements. Further, out of an abundance of caution and to provide for further liquidity given the uncertainty around the pandemic, we drew approximately $27.5 million on our asset-backed credit facility on March 19, 2020. As operating conditions improved throughout the year, we were able to accumulate cash and all amounts outstanding under our asset-backed credit facility were repaid on December 22, 2020. As of December 31, 2021, no amounts were outstanding on our current facility. Further, as we refinanced our debt structure in January 2021, we anticipate meeting our debt service requirements and obligations for the foreseeable future, including through one year from the date of issuance of our most recent consolidated financial statements. Our estimates however, remain subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of the COVID-19 pandemic on our business and the economy generally, the possibility of new variants of the coronavirus and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic.

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

On January 19, 2021, the Company completed its 2020 ATM Program, sold an additional 1,465,825 shares for an aggregate of 4,325,102 Class A shares sold through the 2020 ATM Program, receiving aggregate gross proceeds of approximately $25.0 million and net proceeds of approximately $24.0 million for the program (inclusive of the $14.7 million sold during the year ended December 31, 2020). On January 27, 2021, the Company entered into a new 2021 Open Market Sale Agreement (the “2021 Sale Agreement”) with Jefferies under which the Company could sell up to an additional $25.0 million of Class A Shares, through Jefferies as its sales agent. During the three months ended March 31, 2021, the Company issued and sold an aggregate of 420,439 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.8 million, after deducting commissions to Jefferies and other offering expenses. During the three months ended June 30, 2021, the Company issued and sold an aggregate of 1,893,126 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $22.0 million and net proceeds of approximately $21.2 million, after deducting commissions to Jefferies and other offering expenses which completed its 2021 ATM Program.

On May 17, 2021, the Company entered into an Open Market Sale AgreementSM (the “Class D Sale Agreement”) with Jefferies under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”), through Jefferies as its sales agent. On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million.  As of December 31, 2021, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

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

The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged.

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

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current 2021 ABL Facility”). The Current 2021 ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current 2021 ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current 2021 ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. The Asset Backed Senior Credit Facility entered into on April 21, 2016 among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “2016 ABL Facility”), was terminated on February 19, 2021.

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

See Note 9 to our consolidated financial statements — Long-Term Debt for further information on liquidity and capital resources.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2021:

		Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
	(In millions)
7.375% Senior Secured Notes, net of issuance costs (fixed rate)	811.1	7.375%
PPP Loan	7.5	1.0
Asset-backed credit facility (variable rate)(1)	—	—%

(1)	Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2021 and 2020:

	2021	2020

	(In thousands)
Net cash flows provided by operating activities	$80,150	$73,867
Net cash flows provided by (used in) investing activities	1,714	(3,413)
Net cash flows used in financing activities	(3,504)	(30,142)

Net cash flows provided by operating activities were approximately $80.2 million and $73.9 million for the years ended December 31, 2021 and 2020, respectively. Cash flow from operating activities for the year ended December 31, 2021, increased from the prior year primarily due to timing of payments. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows provided by investing activities were approximately $1.7 million for the year ended December 31, 2021 and net cash flows used in investing activities were $3.4 million for the year ended December 31, 2020. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $6.3 million and $3.8 million for the years ended December 31, 2021 and 2020, respectively. We took ownership of WQMC-LD on February 24, 2020 for total consideration of $475,000 and we also sold property for proceeds of $860,000 for the year ended December 31, 2020. The Company received approximately $8.0 million in consideration for the assets sold to Gateway during the year ended December 31, 2021.

Net cash flows used in financing activities were approximately $3.5 million and $30.1 million for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company repaid approximately $855.2 million and $40.5 million, respectively, in outstanding debt. During the years ended December 31, 2021 and 2020, we repurchased $970,000 and approximately $3.6 million of our Class A and Class D Common Stock, respectively. Reach Media paid approximately $2.4 million and $2.8 million, respectively in dividends to noncontrolling interest shareholders for the years ended December 31, 2021 and 2020. During the year ended December 31, 2021, we borrowed approximately $825.0 million on our 2028 Notes. The Company also received approximately $7.5 million in connection with its PPP Loan during the year ended December 31, 2021. During the year ended December 31, 2020, we borrowed approximately $3.6 million on the MGM National Harbor Loan. During the years ended December 31, 2021 and 2020, we paid approximately $11.2 million and $3.5 million, respectively, in debt refinancing costs. During the years ended December 31, 2021 and 2020, we received proceeds of $397,000 and approximately $2.0 million, respectively, from the exercise of stock options. Finally, the Company received proceeds of approximately $33.3 million and $14.7 million, from the issuance of Class A Common Stock, net of fees paid during the years ended December 31, 2021 and 2020, respectively.

Credit Rating Agencies

On a continuing basis, Standard and Poor’s, Moody’s Investor Services and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Our corporate credit ratings by Standard & Poor’s Rating Services and Moody’s Investors Service are speculative-grade and have been downgraded and upgraded at various times during the last several years. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase our cost of doing business or otherwise negatively impact our business operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation for stock options and restricted stock grants in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes valuation option-pricing model (“BSM”) and is recognized as expense, less estimated forfeitures, ratably over the requisite service period. The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that previously recorded. Compensation expense for restricted stock grants is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for restricted stock grants is recognized ratably during the vesting period. The fair value measurement objective for liabilities incurred in a share-based payment transaction is the same as for equity instruments. Awards classified as liabilities are subsequently remeasured to their fair values at the end of each reporting period until the liability is settled.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2021, we had approximately $505.2 million in broadcast licenses and $223.4 million in goodwill, which totaled $728.6 million, and represented approximately 57.8% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. There was no impairment recorded for the year ended December 31, 2021 and for the year ended December 31, 2020, we recorded impairment charges against radio broadcasting licenses and goodwill, collectively, of approximately $84.4 million. Significant impairment charges have been an on-going trend experienced by media companies in general, and are not unique to us.

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

We did not identify any impairment indicators at any of our reportable segments for the year ended December 31, 2021.  We performed our annual impairment testing and no impairment was identified.

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

As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. During the first quarter of 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta market and Indianapolis market goodwill balances and the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended June 30, 2020. Based on market data obtained by the Company in the third quarter of 2020, the total anticipated market revenue growth for certain markets in which we operate continued to be below that assumed in our first quarter impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2020. As a result of that testing, the Company recorded a non-cash impairment charge of approximately $10.0 million related to its Atlanta market and Indianapolis market goodwill balances and the Company recorded a non-cash impairment charge of approximately $19.1 million for the three months ended September 30, 2020 associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia and Raleigh market radio broadcasting licenses. As part of our annual testing for the year ended December 31, 2020, there was no additional impairment identified; however we recorded an impairment charge of approximately $1.7 million associated with the asset sale consideration for one of our St. Louis radio broadcasting licenses for that period.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 16 reporting units as of our October 2021 annual impairment assessment, consisting of each of the 13 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if an impairment indicator is present and also perform annual testing by comparing the fair value of the reporting unit with its carrying amount. We recognize an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. The impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

As noted above, we did not identify any impairment indicators at any of our reportable segments for the year ended December 31, 2021. Also as noted above, during the first and third quarters of 2020 due to the COVID-19 pandemic, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the three months ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our other reportable segments for the three months ended June 30, 2020. During the three months ended September 30, 2020, the Company recorded a non-cash impairment charge of approximately $10.0 million related to its Atlanta market and Indianapolis market goodwill balances.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing performed where an impairment charge was recorded since January 1, 2020.

Radio Broadcasting	October 1,	October 1,	September 30,	March 31,
Licenses	2021	2020	2020 (a)	2020 (a)
Impairment charge (in millions)	$—	$1.7*	$19.1	$47.7
Discount Rate	9.0%	9.0%	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	6.1% – 8.0%	(10.7)% – (16.0)%	(10.7)% – (16.8)%	(13.3)%
Long-term Market Revenue Growth Rate Range	0.7% – 1.0%	0.7% – 1.1%	0.7% – 1.1%	0.7% – 1.1%
Mature Market Share Range	6.2% – 23.2%	6.7% – 23.9%	6.7% – 23.9%	6.9% – 25.0%
Mature Operating Profit Margin Range	26.9% – 36.1%	27.7% – 37.1%	27.7% – 37.1%	27.6% – 39.7%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.
(*)	License fair value based on estimated asset sale consideration.

Goodwill (Radio Market	October 1,	October 1,	September 30,	March 31,
Reporting Units)	2021 (a)	2020 (a)	2020 (a)	2020 (a)
Impairment charge (in millions)	$—	$—	$10.0	$5.9
Discount Rate	9.0%	9.0%	9.0%	9.5
Year 1 Market Revenue Growth Rate Range	(10.7)% – 25.4%	(12.9)% – 25.9%	(26.6)% – 34.7%	(14.5)% – (12.9)
Long-term Market Revenue Growth Rate Range	0.7% – 1.0%	0.7% – 1.1%	0.9% – 1.1%	0.9% – 1.1
Mature Market Share Range	6.2% – 16.0%	6.8% – 16.8%	8.4% – 12.7%	11.1% – 13.0
Mature Operating Profit Margin Range	21.2% – 47.3%	27.7% – 49.1%	27.7% – 48.1%	29.4% – 39.0

(a)	Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and interim impairment assessments performed since October 2020. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on a single on-air personality. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2021	2020
Impairment charge (in millions)	$—	$—
Discount Rate	11.5%	11.0%
Year 1 Revenue Growth Rate	(15.7)%	22.1%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	24.1 – 26.2%	18.0 – 19.1%

Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2020. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Digital Segment Goodwill	2021	2020
Impairment charge (in millions)	$—	$—

Discount Rate	14.0%	14.0%
Year 1 Revenue Growth Rate	(20.4)%	(5.4)%
Long-term Revenue Growth Rate (Years 6 – 10)	2.5% - 6.8%	3.4% - 6.0%
Operating Profit Margin Range	(5.2)% - 14.3%	(12.5)% - 13.1%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2020.  As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2021	2020
Impairment charge (in millions)	$—	$—

Discount Rate	9.5%	10.5%
Year 1 Revenue Growth Rate	11.6%	4.5%
Long-term Revenue Growth Rate Range (Years 6 – 10)	0.4% - 0.6%	0.6% - 1.5%
Operating Profit Margin Range	34.9% - 46.4%	37.2% - 46.1%

The above goodwill tables reflect some of the key valuation assumptions used for 11 of our 16 reporting units. The other five remaining reporting units had no goodwill carrying value balances as of December 31, 2021.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2021 were reasonable.

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

We had a total goodwill carrying value of approximately $223.4 million across 11 of our 16 reporting units as of December 31, 2021. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For three of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

		Long-Term Cash
		Flow
	Long-Term	Growth/(Decline) Rate
	Cash Flow	That Would Result in
	Growth Rate	Carrying Value that is less
Reporting Unit	Used	than Fair Value (a)
2	0.9%	Impairment not likely
16	0.7%	Impairment not likely
21	0.5%	Impairment not likely
1	1.0%	0.2%
11	0.7%	(0.8)%
13	0.9%	(1.9)%
12	1.0%	(2.0)%
10	1.0%	(2.9)%
6	0.7%	(8.3)%
18	2.5%	(21.9)%
19	1.0%	(268.0)%

(a)	The long-term cash flow growth/(decline) rate that would result in the carrying value of the reporting unit being less than the fair value of the reporting unit applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

Several of the licenses in our units of accounting have limited or no excess of fair values over their respective carrying values. As set forth in the table below, as of October 1, 2021, we appraised the radio broadcasting licenses at a fair value of approximately $599.0 million, which was in excess of the $505.2 million carrying value by $93.9 million, or 18.6%. The fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	October 1,	October 1,
	2021	2021
	Carrying	Fair	Excess
	Values	Values		% FV
Unit of Accounting (a)	(“CV”)	(“FV”)	FV vs. CV	Over CV
		(In thousands)
Unit of Accounting 2	$3,086	$32,375	$29,289	949.1%
Unit of Accounting 5	13,525	15,310	1,785	13.2%
Unit of Accounting 7	15,223	18,081	2,858	18.8%
Unit of Accounting 11	15,560	17,498	1,938	12.5%
Unit of Accounting 14	19,070	20,518	1,448	7.6%
Unit of Accounting 6	22,642	28,134	5,492	24.3%
Unit of Accounting 12	32,968	34,120	1,152	3.5%
Unit of Accounting 4	37,224	40,321	3,097	8.3%
Unit of Accounting 13	39,646	40,940	1,294	3.3%
Unit of Accounting 8	52,515	56,568	4,053	7.7%
Unit of Accounting 16	54,670	89,981	35,311	64.6%
Unit of Accounting 1	84,369	90,091	5,722	6.8%
Unit of Accounting 10	114,650	115,108	458	0.4%
Total	$505,148	$599,045	$93,897	18.6%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

Hypothetical Increase in
the Recorded
Impairment
Charge
For the Year Ended
December 31, 2021
Broadcasting
	Licenses	Goodwill (a)

(In millions)
Impairment charge recorded:
Radio Market Reporting Units	$—	$—
Reach Media Reporting Unit	—	—
Cable Television Reporting Unit	—	—
Digital Reporting Unit	—	—
Total Impairment Recorded	$—	$—

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry long-term growth rates	$20.7	$1.1
A 100 basis point decrease in cash flow margin in the projection period	$3.0	$—
A 100 basis point increase in the applicable discount rate	$36.8	$5.9
A 5% reduction in the fair value of broadcasting licenses and reporting units	$6.6	$—
A 10% reduction in the fair value of broadcasting licenses and reporting units	$22.5	$4.4

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$—
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$—
A 100 basis point increase in the applicable discount rate	Not applicable	$—
A 5% reduction in the fair value of the reporting unit	Not applicable	$—
A 10% reduction in the fair value of the reporting unit	Not applicable	$—

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$—
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$—
A 100 basis point increase in the applicable discount rate	Not applicable	$—
A 5% reduction in the fair value of the reporting unit	Not applicable	$—
A 10% reduction in the fair value of the reporting unit	Not applicable	$—

Hypothetical Change for Digital Reporting Unit:
A 100 basis point decrease in long-term growth rates	Not applicable	$—
A 100 basis point decrease in cash flow margin in the projection period	Not applicable	$—
A 100 basis point increase in the applicable discount rate	Not applicable	$—
A 5% reduction in the fair value of the reporting unit	Not applicable	$—
A 10% reduction in the fair value of the reporting unit	Not applicable	$—

(a)	Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions.

Impairment of Intangible Assets Excluding Goodwill, Radio Broadcasting Licenses and Other Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, radio broadcasting licenses and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2021 and 2020 and determined no impairment charges were necessary. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

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

Within our digital segment, including Interactive One, which generates the majority of the Company’s digital revenue, revenue is principally derived from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized at a point in time either as impressions (the number of times advertisements appear in viewed pages) are delivered or when “click through” purchases are made, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise. In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

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

Uncertain Tax Positions

To address the exposures of uncertain tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on examination based on the technical merits of the position. As of December 31, 2021, we had approximately $1.3 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability and recognizing a tax benefit once it is determined the liability is no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the year ended December 31, 2021, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

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

As of the quarter ended December 31, 2021, management continues to weigh the objectively verifiable evidence associated with its cumulative income or loss position over the most recent three-year period. Further, as of the year ended December 31, 2021, the Company continues to have three years of cumulative income. Management also considered the cumulative income includes non-deductible pre-tax expenditures that, while included in pre-tax earnings, are not a component of taxable income and therefore are not expected to negatively impact the Company’s ability to realize the tax benefit of the DTAs in current or future years.

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

The Company continues to assess potential tax strategies, which if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. The federal and state NOLs expire in various years from 2022 to 2039.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period. The fair value of the redeemable noncontrolling interests as of December 31, 2021 and 2020, was approximately $17.0 million and $12.7 million, respectively. The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value. Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

Fair Value Measurements

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement”) at fair value. According to the Employment Agreement, executed in April 2008, the CEO is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.

The Company estimated the fair value of the Employment Agreement Award as of December 31, 2021, at approximately $28.2 million and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

Content Assets

Our cable television segment has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to five years. Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. For programming that is predominantly monetized as part of a content group, which includes our acquired and commissioned programs, capitalized costs are amortized based on an estimate of our usage and benefit from such programming. The estimates require management’s judgement and include consideration of factors such as expected revenues to be derived from the programming, the expected number of future airings, and, if applicable, the length of the license period. Acquired content is generally amortized on a straight-line basis over the term of the license which reflects the estimated usage. For certain content for which the pattern of usage is accelerated, amortization is based upon the actual usage. Amortization of content assets is recorded in the consolidated statement of operations as programming and technical expenses.

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

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. A significant decrease in the amount of ultimate revenue expected to be recognized was determined for one of the film groups, and as a result, the Company recorded an impairment and additional amortization expense of $695,000, as a result of evaluating its contracts for impairment for the year ended December 31, 2021. The Company did not record any additional amortization expense for the year ended December 31, 2020. Impairment and amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

Capital and Commercial Commitments

Indebtedness

As of December 31, 2021, we had approximately $825.0 million of our 2028 Notes outstanding and approximately $7.5 million outstanding on our PPP Loan within our corporate structure. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged.

See “Liquidity and Capital Resources.” See the balances outstanding as of December 31, 2021 in the “Type of Debt” section as part of the “Liquidity and Capital Resources” section above.

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

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 31, 2022. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2021:

	Payments Due by Period
						2027 and
Contractual Obligations	2022	2023	2024	2025	2026	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$60,844	$60,844	$60,844	$60,844	$60,844	$890,914	$1,195,134
PPP Loan (2)	75	75	75	75	7,542	—	7,842
Other operating contracts/agreements(3)	69,791	23,117	19,386	19,422	8,452	9,408	149,576
Operating lease obligations	13,164	11,333	10,099	5,377	3,070	5,378	48,421
Total	$143,874	$95,369	$90,404	$85,718	$79,908	$905,700	$1,400,973

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of December 31, 2021.
(2)	Includes interest obligations on PPP Loan outstanding as of December 31, 2021.
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

Of the total amount of other operating contracts and agreements included in the table above, approximately $100.1 million has not been recorded on the balance sheet as of December 31, 2021, as it does not meet recognition criteria. Approximately $18.0 million relates to certain commitments for content agreements for our cable television segment, approximately $30.9 million relates to employment agreements, and the remainder relates to other agreements.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement providing for letter of credit capacity of up to $1.2 million. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2021, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Urban One required by this item are filed with this report on Pages F-1 to F-55.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The Company’s independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part IV, Item 15 of this Form 10-K under the caption “Reports of Independent Registered Public Accounting Firm.”

(c) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Reports of Independent Registered Public Accounting Firm (BDO USA, LLP; Potomac, MD; PCAOB ID #243)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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
3.49

Second Amended and Restated Limited Liability Company Agreement of Radio One Entertainment Holdings, LLC (incorporated by reference to Exhibit 3.49 to Urban One’s Annual Report on Form 10-K, filed March 31, 2021).

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
3.55

Second Amended and Restated Limited Liability Company Agreement of Urban One Entertainment SPV, LLC (incorporated by reference to Exhibit 3.55 to Urban One’s Annual Report on Form 10-K, filed March 31, 2021).

4.1

Indenture, dated as of January 25, 2021, among Urban One, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee, relating to the 7.375% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K filed January 29, 2021).

4.2

Credit Agreement, dated as of February 19, 2021, among Urban One, Inc., the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed February 22, 2021).

4.7	Description of Registrant’s Securities*
10.1

Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference 4.1 Urban One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.2	Amended and Restated Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Urban One’s Definitive Proxy on Schedule 14A filed October 3, 2013).
10.3	Urban One, Inc. 2019 Equity and Performance Incentive Plan (incorporated by reference to Urban One’s Definitive Proxy on Schedule 14A filed April 11, 2019).

10.4		Employment Agreement between Radio One, Inc. and Peter D. Thompson dated October 9, 2014 (incorporated by reference to Exhibit 10.12 to Urban One’s Current Report on Form 8-K filed November 4, 2014).
10.5		Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Exhibit 10.2 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
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

10.10

Extension Agreement attaching to and made a part of Employment Agreement by and between Radio One, Inc. and Peter D. Thompson (incorporated by reference to Exhibit 10.2 to Urban One’s Current Report on Form 8-K filed April 27, 2016).

10.11		Amended and Restated Urban One 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 30, 2021).
21.1		Subsidiaries of Urban One, Inc.*
23.1		Consent of BDO USA, LLP *
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101		Financial information from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.*
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

	*	Indicates document filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2022.

URBAN ONE, INC.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2022.

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

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on Internal Control over Financial Reporting

We have audited Urban One, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule and our report dated March 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Potomac, Maryland

March 15, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Urban One, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2022 expressed an unqualified opinion thereon.

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

Valuation of Radio Broadcasting Licenses

As described in Notes 1, 2 and 4 to the consolidated financial statements, the Company acquired radio broadcasting licenses valued at approximately $21.1 million in 2021 and had total radio broadcasting licenses of approximately $505.2 million as of December 31, 2021. The Company tests radio broadcasting licenses for impairment annually, on October 1, or more frequently when events or circumstances or other conditions suggest impairment may have occurred. With the assistance of a third-party valuation firm, the Company estimates the fair value of radio broadcasting licenses acquired in business combinations and being tested for impairment using the income approach, which involves but is not limited to, judgmental estimates and assumptions over projected market share, operating profit margin, long-term revenue growth rates and the discount rate.

We identified the Company’s estimates of the fair value of radio broadcasting licenses acquired in business combinations and being tested for impairment as a critical audit matter. The fair value estimates are sensitive to changes in the significant assumptions such as the projected market share, operating profit margin, long-term market revenue growth rates and the discount rate. Auditing these assumptions required increased auditor effort including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the design and testing the operating effectiveness of key controls related to the Company’s valuation of radio broadcast licenses acquired in business combinations and being tested for impairment including testing management’s controls over the development of the fair value estimates and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.
●	Testing the reasonableness of the projected market share, operating profit margin, long-term market revenue growth rates and discount rate utilized in the Company's forecasts for selected licenses by comparing to external industry and market data and to the recent historical results of the Company.
●	Utilizing professionals with knowledge and experience in valuation to test the appropriateness of the valuation model employed by the Company and the discount rate used.

Radio Goodwill Impairment Assessment

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s radio market goodwill balance was approximately $36.8 million as of December 31, 2021. The Company tests goodwill for impairment annually, on October 1, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. An impairment exists when the reporting unit’s carrying value exceeds its fair value and the impairment charge is limited to the amount of goodwill allocated to the reporting unit. The Company estimates the fair value of its reporting units primarily using an income approach.

We identified the estimates of the fair value of the Company’s radio market reporting units as a critical audit matter. The fair value estimates are sensitive to changes in the significant assumptions such as the projected market share, operating profit margin, long-term market revenue growth rates and the discount rate. Auditing these assumptions required increased auditor effort including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the design and tested the operating effectiveness of key controls relating to valuation of the Company’s radio market reporting units performed as part of the Company’s annual impairment test including testing management’s controls over the development of the fair value estimates and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.
●	Testing the reasonableness of the projected market share, operating profit margin, long-term market revenue growth rates and the discount rate utilized in the Company's forecasts for selected Radio reporting units by comparing to external industry and market data and to the recent historical results of the Company.
●	Utilizing professionals with knowledge and experience in valuation to test the appropriateness of the valuation model employed by the Company and the discount rate used.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Potomac, Maryland

March 15, 2022

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2021	December 31, 2020

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,245	$73,385
Restricted cash	19,973	473
Trade accounts receivable, net of allowance for doubtful accounts of $8,743 and $7,956, respectively	127,446	106,296
Prepaid expenses	2,967	10,154
Current portion of content assets	25,883	28,434
Other current assets	4,760	4,224
Total current assets	313,274	222,966
CONTENT ASSETS, net	60,155	63,175
PROPERTY AND EQUIPMENT, net	26,291	19,192
GOODWILL	223,402	223,402
RIGHT OF USE ASSETS	38,044	40,918
RADIO BROADCASTING LICENSES	505,148	484,066
OTHER INTANGIBLE ASSETS, net	50,159	56,053
DEFERRED TAX ASSETS, net	—	10,041
ASSETS HELD FOR SALE	—	32,661
OTHER ASSETS	44,635	43,013
Total assets	$1,261,108	$1,195,487
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,588	$11,135
Accrued interest	25,458	8,017
Accrued compensation and related benefits	10,960	12,302
Current portion of content payables	18,972	16,248
Current portion of lease liabilities	10,072	8,928
Other current liabilities	26,421	26,917
Current portion of long-term debt	—	23,362
Total current liabilities	106,471	106,909
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	818,616	818,924
CONTENT PAYABLES, net of current portion	2,865	9,479
LONG-TERM LEASE LIABILITIES	31,228	36,577
OTHER LONG-TERM LIABILITIES	28,320	23,999
DEFERRED TAX LIABILITIES, net	2,473	—
Total liabilities	989,973	995,888
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	17,015	12,701

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,104,916 and 4,441,635 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	9	4
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2021 and December 31, 2020	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 and 2,928,906 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 37,324,737 and 37,515,801 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	37	38
Additional paid-in capital	1,020,636	991,769
Accumulated deficit	(766,567)	(804,919)
Total stockholders’ equity	254,120	186,898
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,261,108	$1,195,487

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020

	(In thousands, except share data)

NET REVENUE	$441,462	$376,337
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $20 and $20, respectively	119,092	103,833
Selling, general and administrative, including stock-based compensation of $31 and $413, respectively	143,187	109,046
Corporate selling, general and administrative, including stock-based compensation of $514 and $1,861, respectively	51,351	37,721
Depreciation and amortization	9,289	9,741
Impairment of long-lived assets	—	84,400
Total operating expenses	322,919	344,741
Operating income	118,543	31,596
INTEREST INCOME	218	213
INTEREST EXPENSE	65,702	74,507
LOSS ON RETIREMENT OF DEBT	6,949	2,894
OTHER INCOME, net	(8,134)	(4,547)
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	54,244	(41,045)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	13,577	(34,476)
CONSOLIDATED NET INCOME (LOSS)	40,667	(6,569)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,315	1,544
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$38,352	$(8,113)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.76	$(0.18)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.71	$(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,163,600	45,041,467
Diluted	54,136,641	45,041,467

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020

	(In thousands)

COMPREHENSIVE INCOME (LOSS)	$40,667	$(6,569)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,315	1,544
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$38,352	$(8,113)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2020 and 2021

	Convertible	Common	Common	Common	Common	Additional
	Preferred	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Total
	Stock	Class A	Class B	Class C	Class D	Capital	Deficit	Equity

	(In thousands, except share data)
BALANCE, as of December 31, 2019	$—	$2	$3	$3	$39	$979,834	$(796,806)	$183,075

Consolidated net loss	—	—	—	—	—	—	(8,113)	(8,113)

Stock-based compensation expense	—	—	—	—	—	2,294	—	2,294

Issuance of 2,859,276 shares of Class A common stock	—	2	—	—	—	14,671	—	14,673

Repurchase of 3,919,280 shares of Class D common stock	—	—	—	—	(3)	(3,609)	—	(3,612)

Exercise of options for 1,032,922 shares of common stock	—	—	—	—	2	1,974	—	1,976

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(3,395)	—	(3,395)

BALANCE, as of December 31, 2020	$—	$4	$3	$3	$38	$991,769	$(804,919)	$186,898

Consolidated net income	—	—	—	—	—	—	38,352	38,352

Stock-based compensation expense	—	—	—	—	—	565	—	565

Repurchase of 521,877 shares of Class D common stock	—	—	—	—	(1)	(969)	—	(970)

Issuance of 3,779,391 shares of Class A common stock	—	4	—	—	—	33,273	—	33,277

Exercise of options for 229,756 shares of common stock	—	—	—	—	—	397	—	397

Conversion of 883,890 shares of Class C common stock to 883,890 shares of Class A common stock	—	1	—	(1)	—	—	—	—

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(4,399)	—	(4,399)

BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$1,020,636	$(766,567)	$254,120

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$40,667	$(6,569)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	9,289	9,741
Amortization of debt financing costs	2,267	4,465
Amortization of content assets	47,126	37,394
Amortization of launch assets	1,600	1,079
Bad debt expense	1,584	1,394
Deferred income taxes	12,514	(34,601)
Amortization of right of use assets	7,793	7,940
Non-cash lease liability expense	4,684	5,492
Non-cash interest expense	158	2,191
Impairment of long-lived assets	—	84,400
Stock-based compensation	565	2,294
Non-cash fair value adjustment of Employment Agreement Award	6,163	2,271
Loss on retirement of debt	6,949	—
Gain on asset exchange agreement	404	—

Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(22,734)	(1,542)
Prepaid expenses and other current assets	6,651	(255)
Other assets	(13,745)	(9,846)
Accounts payable	3,453	5,216
Accrued interest	17,441	(1,077)
Accrued compensation and related benefits	(1,342)	1,399
Other liabilities	(5,892)	(5,378)
Payments for content assets	(45,445)	(32,141)
Net cash flows provided by operating activities	80,150	73,867
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,286)	(3,798)
Proceeds from sale of broadcasting assets	8,000	—
Proceeds from sale of property and equipment	—	860
Acquisition of broadcasting assets	—	(475)
Net cash flows provided by (used in) investing activities	1,714	(3,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	(317,332)	(3,297)
Proceeds from issuance of Class A common stock, net of fees	33,277	14,673
Proceeds of MGM National Harbor Loan	—	3,600
Repayment of 2018 credit facility	(129,935)	(37,210)
Proceeds from exercise of stock options	397	1,976
Payment of dividends to noncontrolling interest members of Reach Media	(2,400)	(2,802)
Repurchase of common stock	(970)	(3,612)
Proceeds from 2028 Notes	825,000	—
Proceeds from PPP Loan	7,505	—
Debt refinancing costs	(11,157)	(3,470)
Repayment of MGM National Harbor Loan	(57,889)	—
Repayment of 7.375% Notes	(2,984)	—
Repayment of 8.75% Notes	(347,016)	—
Net cash flows used in financing activities	(3,504)	(30,142)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	78,360	40,312
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	73,858	33,546
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$152,218	$73,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$45,836	$68,927
Income taxes, net of refunds	$1,142	$115

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Assets acquired under Audacy asset exchange	$28,193	$—
Liabilities recognized under Audacy asset exchange	$2,669	$—
Right of use asset and lease liability additions	$6,392	$6,660
Adjustment of redeemable noncontrolling interests to estimated redemption value	$4,399	$3,395

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Urban One, Inc., a Delaware corporation, and its subsidiaries, (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2021, we owned and/or operated 64 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 8 HD stations, and the 2 low power television stations we operate) located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

On January 19, 2019, the Company launched CLEO TV, a lifestyle and entertainment network targeting Millennial and Gen X women of color. CLEO TV offers quality content that defies negative and cultural stereotypes of today's modern women. The results of CLEO TV's operations are reflected in the Company's cable television segment.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate other brands, such as TV One, CLEO TV, Reach Media and Interactive One, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.

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

(d)  Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and money market funds at various commercial banks that have original maturities of 90 days or less. Investments with contractual maturities of 90 days or less from the date of original purchase are classified as cash and cash equivalents. For cash and cash equivalents, cost approximates fair value. The Company’s cash and cash equivalents are insured by the Federal Deposit Insurance Corporation up to $250,000 per account. The Company has amounts held with banks that may exceed the amount of insurance provided on such accounts. Generally, the balances may be redeemed upon demand and are maintained with financial institutions of reputable credit, and therefore, bear minimal credit risk.

On July 29, 2021, RVA Entertainment Holdings, LLC (“RVAEH”), a wholly owned unrestricted subsidiary of the Company, entered into a Host Community Agreement (the “Original HCA”) with the City of Richmond (the “City”) for the development of the ONE Casino + Resort (the “Project”). The Original HCA imposed certain obligations on RVAEH in connection with the development of the Project, including a $26 million upfront payment (the “Upfront Payment”) due upon successful passage of a citywide referendum permitting development of the Project (the “Referendum”). In connection with the Original HCA, RVAEH and its development partner Pacific Peninsula Entertainment funded the Upfront Payment into escrow to be released to the City upon successful passage of the Referendum or back to RVAEH in the event the Referendum failed. On November 2, 2021, the Referendum was conducted, and the resort project was narrowly defeated. However, on January 24, 2022, the Richmond City Council adopted a new resolution in continued efforts to bring the Project to the City.  The new resolution was the first step in pursuit of a second referendum. The City and RVAEH then entered into a new Host Community Agreement (the “New HCA”) which also included an Upfront Payment to be held in escrow and payable upon successful passage of a citywide referendum permitting development of the Project.  Upon obtaining precertification for RVAEH, by the Virginia Lottery Board, the City will then pursue an order from the Circuit Court for the City ordering a second referendum.  If the City is successful in obtaining the precertification and the Court orders a second referendum, it is currently anticipated the second referendum would occur in November 2022.  If the voters approve the referendum then the Commonwealth may issue one license permitting operation of a casino in Richmond.  As a result of the efforts to obtain a second referendum, including execution of the New HCA, the Upfront Payment remains in escrow. Therefore, the Company’s portion of the Upfront Payment, approximately $19.5 million is classified as restricted cash on the balance sheet as of December 31, 2021.

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

(g)  Impairment of Long-Lived Assets and Intangible Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for the impairment of long-lived assets and intangible assets, excluding goodwill and other indefinite-lived intangible assets, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2021 and 2020 and concluded that no impairment to the carrying value of these assets was required.

(h)  Financial Instruments

Financial instruments as of December 31, 2021 and December 31, 2020, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2021 and December 31, 2020, except for the Company’s long-term debt. On June 1, 2021, the Company borrowed approximately $7.5 million on a new PPP loan (as defined in Note 9 – Long-Term Debt). The PPP Loan had a carrying value of approximately $7.5 million and fair value of approximately $7.5 million as of December 31, 2021. The fair value of the PPP Loan, classified as a Level 2 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. On January 25, 2021, the Company borrowed $825 million in aggregate principal amount of senior secured notes due February 2028 (the “2028 Notes”). The 7.375% 2028 Notes had a carrying value of approximately $825.0 million and fair value of approximately $851.8 million as of December 31, 2021. The fair values of the 2028 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer (all as defined below). Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. The 7.375% Senior Secured Notes that are due in April 2022 (the “7.375% Notes”) had a carrying value of approximately $3.0 million and fair value of approximately $2.8 million as of December 31, 2020. The fair values of the 7.375% Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On April 18, 2017, the Company closed on a $350.0 million senior secured credit facility (the “2017 Credit Facility”) which had a carrying value of approximately $317.3 million and fair value of approximately $293.5 million as of December 31, 2020. The fair value of the 2017 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company closed on a $192.0 million unsecured credit facility (the “2018 Credit Facility”) which had a carrying value of approximately $129.9 million and fair value of approximately $132.5 million as of December 31, 2020. The fair value of the 2018 Credit Facility, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On December 20, 2018, the Company also closed on a $50.0 million secured credit loan (the “MGM National Harbor Loan”) which had a carrying value of approximately $57.9 million and fair value of approximately $64.8 million as of December 31, 2020. The fair value of the 2018 MGM National Harbor Loan, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. On November 9, 2020, we completed an exchange (the “November 2020 Exchange Offer”) of 99.15% of our outstanding 7.375% Notes for $347.0 million aggregate principal amount of newly issued 8.75% Senior Secured Notes due December 2022 (the “8.75% Notes”). As of December 31, 2020, the 8.75% Notes had a carrying value of approximately $347.0 million and fair value of approximately $338.0 million. There was no balance outstanding on the Company’s asset-backed credit facility as of December 31, 2021 and December 31, 2020.

(i)  Revenue Recognition

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $16.7 million and $17.5 million for the years ended December 31, 2021 and 2020, respectively.

Within our digital segment, including Interactive One, which generates the majority of the Company’s digital revenue, revenue is principally derived from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized at a point in time either as impressions (the number of times advertisements appear in viewed pages) are delivered or when “click through” purchases are made, where applicable. In addition, Interactive One derives revenue from its studio operations, in which it provides third-party clients with publishing services including digital platforms and related expertise. In the case of the studio operations, revenue is recognized primarily through fixed contractual monthly fees and/or as a share of the third party’s reported revenue.

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $16.9 million and $14.6 million for the years ended December 31, 2021 and 2020, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Net Revenue:
Radio Advertising	$165,244	$137,849
Political Advertising	3,494	22,484
Digital Advertising	59,812	34,131
Cable Television Advertising	95,589	79,732
Cable Television Affiliate Fees	102,380	99,489
Event Revenues & Other	14,943	2,652
Net Revenue (as reported)	$441,462	$376,337

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income, reserve for audience deficiency and unearned event income) that are not separately stated in our consolidated balance sheets at December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020

	(In thousands)
Contract assets:
Unbilled receivables	$10,735	$5,798

Contract liabilities:
Customer advances and unearned income	$7,494	$4,955
Reserve for audience deficiency	6,020	3,544
Unearned event income	—	5,921

Unbilled receivables consists of earned revenue on behalf of customers that have not yet been billed and are included in accounts receivable on the consolidated balance sheets. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term and are included in other current liabilities on the consolidated balance sheets. The reserve for audience deficiency represents the portion of revenue that is deferred until the shortfall in contracts where the ratings were guaranteed is settled, typically by providing additional advertising units generally within one year of the original airing. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2021, approximately $3.0 million was recognized as revenue during the year ended December 31, 2021. For unearned event income as of January 1, 2021, approximately $5.9 million was recognized during the year ended December 31, 2021 as the event took place during the fourth quarter of 2021.  For customer advances and unearned income as of January 1, 2020, approximately $2.3 million was recognized as revenue during the year ended December 31, 2020. For unearned event income as of January 1, 2020, there was no revenue recognized during the year ended December 31, 2020.

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

(j)  Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. For the year ended December 31, 2021, the Company did not pay any launch support for carriage initiation, however during the year ended December 31, 2020, there was a non-cash launch support addition of approximately $1.7 million for carriage initiation. The weighted-average amortization period for launch support was approximately 7.1 years as of December 31, 2021, and approximately 7.4 years as of December 31, 2020. The remaining weighted-average amortization period for launch support was 3.3 years and 4.5 years as of December 31, 2021 and December 31, 2020, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the years ended December 31, 2021 and 2020, launch support asset amortization of $422,000 and $422,000, respectively, was recorded as a reduction of revenue, and approximately $1.2 million and $664,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2021	2020

	(In thousands)
Launch assets	$9,021	$9,021
Less: Accumulated amortization	(4,724)	(3,124)
Launch assets, net	$4,297	$5,897

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2022 through 2026 is as follows:

(In thousands)
2022	$1,424
2023	$1,424
2024	$936
2025	$358
2026	$155

(k)  Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2021 and 2020, barter transaction revenues were approximately $1.8 million and $2.1 million, respectively. Additionally, for the years ended December 31, 2021 and 2020, barter transaction costs were reflected in programming and technical expenses of approximately $1.2 million and $1.5 million, respectively, and selling, general and administrative expenses of $606,000 and $570,000, respectively.

(l)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the years ended December 31, 2021 and 2020, were approximately $24.7 million and $15.5 million, respectively.

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

(n)  Stock-Based Compensation

The Company accounts for stock-based compensation for stock options and restricted stock grants in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes valuation option-pricing model (“BSM”) and is recognized as expense ratably over the requisite service period. The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. Compensation expense for restricted stock grants is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for restricted stock grants is recognized ratably during the vesting period. The fair value measurement objective for liabilities incurred in a share-based payment transaction is the same as for equity instruments. Awards classified as liabilities are subsequently remeasured to their fair values at the end of each reporting period until the liability is settled. (See Note 8 – Employment Agreement Award and Note 11 – Stockholders’ Equity.)

(o)  Segment Reporting and Major Customers

In accordance with ASC 280, “Segment Reporting” and given its diversification strategy, the Company has determined it has four reportable segments:  (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These four segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the related activities and operations of our syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of the Company’s cable TV operation, including TV One’s and CLEO TV's results of operations. Corporate/Eliminations represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

No single customer accounted for over 10% of our consolidated net revenues or accounts receivable during either of the years ended December 31, 2021 or 2020.

(p)  Earnings Per Share

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

In each of the years ended December 31, 2021 and 2020, the amount of earnings per share would pertain to  each of our classes of common stock (Classes A, B, C and D)  because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Company’s Amended and Restated Certificate of Incorporation.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020

	(Unaudited)
	(In Thousands)
Numerator:
Net income (loss) attributable to common stockholders	$38,352	$(8,113)
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	50,163,600	45,041,467
Effect of dilutive securities:
Stock options and restricted stock	3,973,041	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	54,136,641	45,041,467

Net income (loss) attributable to common stockholders per share – basic	$0.76	$(0.18)
Net income (loss) attributable to common stockholders per share –diluted	$0.71	$(0.18)

All stock options and restricted stock awards were excluded from the diluted calculation for the year ended December 31, 2020, as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation.

Year Ended
December 31, 2020
(In thousands)
Stock options	4,019
Restricted stock awards	1,879

(q)  Fair Value Measurements

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

As of December 31, 2021, and December 31, 2020, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of December 31, 2021
Liabilities subject to fair value measurement:
Employment agreement award (a)	$28,193	—	—	$28,193
Total	$28,193	$—	$—	$28,193

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$17,015	$—	$—	$17,015

As of December 31, 2020
Liabilities subject to fair value measurement:
Contingent consideration (c)	$780	—	—	$780
Employment agreement award (a)	25,603	—	—	25,603
Total	$26,383	$—	$—	$26,383

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$12,701	$—	$—	$12,701
(a)	Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis). The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.
(b)	The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.
(c)	This balance is measured based on the income approach to valuation in the form of a Monte Carlo simulation. The Monte Carlo simulation method is suited to instances such as this where there is non-diversifiable risk. It is also well-suited to multi-year, path dependent scenarios. Significant inputs to the Monte Carlo method include forecasted net revenues, discount rate and expected volatility. A third-party valuation firm assisted the Company in estimating the contingent consideration.

There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2021 and 2020. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020:

		Employment	Redeemable
	Contingent	Agreement	Noncontrolling
	Consideration	Award	Interests

	(In thousands)
Balance at December 31, 2019	$1,921	$27,017	$10,564
Net income attributable to redeemable noncontrolling interests	—	—	1,544
Dividends paid to redeemable noncontrolling interests	—	—	(2,802)
Distribution	(1,188)	(3,685)	—
Change in fair value	47	2,271	3,395
Balance at December 31, 2020	$780	$25,603	$12,701
Net income attributable to redeemable noncontrolling interests	—	—	2,315
Dividends paid to redeemable noncontrolling interests	—	—	(2,400)
Distribution	(1,060)	(3,573)	—
Change in fair value	280	6,163	4,399
Balance at December 31, 2021	$—	$28,193	$17,015

The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2021	$(280)	$(6,163)	$—
The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2020	$(47)	$(2,271)	$—

Losses and gains included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award and included as selling, general and administrative expenses for contingent consideration for the years ended December 31, 2021 and 2020.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of	As of
			December 31,	December 31,
		Significant	2021	2020

		Unobservable	Significant Unobservable
Level 3 liabilities	Valuation Technique	Inputs	Input Value
Contingent consideration	Monte Carlo Simulation	Expected volatility	*	29.5%
Contingent consideration	Monte Carlo Simulation	Discount Rate	*	16.5%
Employment agreement award	Discounted Cash Flow	Discount Rate	9.5%	10.5%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	0.5%	1.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.5%	11.0%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	0.4%	1.0%

*Contingent consideration liability is fully settled as of December 31, 2021.

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. There was no impairment recorded for the year ended December 31, 2021 and the Company recorded an impairment charge of approximately $84.4 million for the year ended December 31, 2020 related to goodwill and radio broadcasting licenses.

As of December 31, 2021, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $223.4 million and $505.2 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2020, the Company recorded an impairment charge of approximately $15.9 million related to its Atlanta market and Indianapolis market goodwill balances and also an impairment charge of approximately $68.5 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis market radio broadcasting licenses. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

(r)  Software and Web Development Costs

The Company capitalizes direct internal and external costs incurred to develop internal-use computer software during the application development stage pursuant to ASC 350-40, “Intangibles – Goodwill and Other.” Internal-use software is amortized under the straight-line method using an estimated life of three years. All web development costs incurred in connection with operating our websites are accounted for under the provisions of ASC 350-40 and ASC 350-50, “Website Development Costs” unless a plan exists or is being developed to market the software externally. The Company has no plans to market software externally.

(s)  Redeemable noncontrolling interests

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

(t)  Investments

Cost Method

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. The value of our MGM investment is included in other assets on the consolidated balance sheets and its distribution income in the amount of approximately $7.7 million and $4.9 million, for the years ended December 31, 2021 and 2020, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment during 2021 and 2020 and concluded that no impairment to the carrying value was required. There has been no impairment of the investment to date. As of December 31, 2020, the Company’s interest in the MGM National Harbor Casino secured the MGM National Harbor Loan. Upon settlement of the 2028 Notes (which paid off the MGM National Harbor Loan), the Company’s subsidiaries of Radio One Entertainment Holdings, LLC and Urban One Entertainment SPV, LLC became guarantors under the 2028 Notes along with the Company’s other subsidiaries.

(u)  Content Assets

Our cable television segment has entered into contracts to acquire entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to five years.

Contract payments are made in installments over terms that are generally shorter than the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. For programming that is predominantly monetized as part of a content group, which includes our acquired and commissioned programs, capitalized costs are amortized based on an estimate of our usage and benefit from such programming. The estimates require management’s judgement and include consideration of factors such as expected revenues to be derived from the programming, the expected number of future airings, and, if applicable, the length of the license period. Acquired content is generally amortized on a straight-line basis over the term of the license which reflects the estimated usage. For certain content for which the pattern of usage is accelerated, amortization is based upon the actual usage. Amortization of content assets is recorded in the consolidated statement of operations as programming and technical expenses.

The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). In accordance with ASC 926, “Entertainment – Films,” content amortization expense for each period is recognized based on the revenue forecast model, which approximates the proportion that estimated advertising and affiliate revenues for the current period represent in relation to the estimated remaining total lifetime revenues as of the beginning of the current period. Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write-down of the asset to fair value.

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. A significant decrease in the amount of ultimate revenue expected to be recognized was determined for one of the film groups, and as a result, the Company recorded an impairment and additional amortization expense of $695,000, as a result of evaluating its contracts for impairment for the year ended December 31, 2021. The Company did not record any additional amortization expense for the year ended December 31, 2020. Impairment and amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(v)  Impact of Recently Issued Accounting Pronouncements

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

(w)  Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2022, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. Due to the pandemic, the 2020 cruise was rescheduled to November 2021 and passengers were given the option to have the majority of their payments refunded. As of December 31, 2021, Reach Media owed the Foundation $41,000 under the agreements for the operation of the cruises and as of December 31, 2020, Reach Media owed the Foundation $244,000 due to passengers’ refunds pending.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of December 31, 2021 and 2020, the Foundation owed $4,000 and $6,000, respectively, to Reach Media.

For the year ended December 31, 2021, Reach Media's revenues, expenses, and operating income for the Fantastic Voyage were approximately $7.0 million, $6.6 million, and $400,000, respectively. The Fantastic Voyage took place during the fourth quarter of 2021. Due to the aforementioned rescheduling of the Fantastic Voyage resulting from impacts of the COVID pandemic, no cruise was operated in 2020.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization. During the years ended December 31, 2021 and 2020, the Company incurred expense of approximately $4.7 million and $3.2 million, respectively. As of December 31, 2021 and 2020, the Company owed BMI $423,000 and ($398,000), respectively.

(x) Leases

On January 1, 2019, with the adoption of ASC 842, “Leases,” the Company adopted a package of practical expedients as allowed by the transition guidance which permitted the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Year Ended December 31,
	2021		2020

	(Dollars In thousands)
Operating Lease Cost (Cost resulting from lease payments)	$13,055		$12,687
Variable Lease Cost (Cost excluded from lease payments)	40		143
Total Lease Cost	$13,095		$12,830

Operating Lease - Operating Cash Flows (Fixed Payments)	$13,784		$13,243
Operating Lease - Operating Cash Flows (Liability Reduction)	$9,124		$8,354

Weighted Average Lease Term - Operating Leases	4.94	years	5.37	years
Weighted Average Discount Rate - Operating Leases	11.00%		11.00%

As of December 31, 2021, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2022	$13,685
2023	11,750
2024	10,639
2025	5,903
2026	3,712
Thereafter	8,209
Total future lease payments	53,898
Imputed interest	12,598
Total	$41,300

(y) Going Concern Assessment

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

On November 6, 2020, the Company entered into a definitive asset exchange agreement with Audacy, Inc. (formerly Entercom Communications Corp.) whereby the Company received Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). As part of the transaction, the Company transferred three radio stations to Audacy: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Audacy began operation of the exchanged stations on or about November 23, 2020 under LMAs until FCC approval was obtained. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on April 20, 2021. In addition, the Company entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. (“Gateway”) for the remaining assets of our WFUN station in a separate transaction which also closed on April 20, 2021. The Company received approximately $8.0 million and exchanged approximately $8.0 million in tangible and intangible assets as part of the transaction with Gateway. The identified assets, with a combined carrying value of approximately $32.7 million, have been classified as held for sale in the consolidated balance sheet at December 31, 2020. The major categories of the assets held for sale include the following:

As of December 31,
2020
(In thousands)
Property and equipment, net	$2,144
Goodwill	470
Radio broadcasting licenses	30,606
Right of use assets	1,071
Lease liabilities	(1,630)
Assets held for sale, net	$32,661

The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $21.1 million to radio broadcasting licenses, approximately $1.8 million to land and land improvements, approximately $2.0 million to towers and antennas, $517,000 to buildings, approximately $1.0 million to transmitters, $712,000 to studios, $53,000 to vehicles, $200,000 to furniture and fixtures, $67,000 to computer equipment, $19,000 to other equipment, approximately $1.7 million to right of use assets, $1.9 million advertising credit liability, $921,000 to operating lease liabilities, and $812,000 unfavorable lease liability. The fair value of the assets exchanged with Audacy approximate the carrying value of the assets held for sale as of December 31, 2020. The Company recognized a net gain of $404,000 related to the Audacy and Gateway transactions during the year ended December 31, 2021.

3. PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2021	2020	Useful Lives

	(In thousands)
Land and improvements	$4,128	$2,372	—
Buildings	3,241	2,654	31 years
Transmitters and towers	43,466	39,277	7‑15 years
Equipment	63,192	59,537	3‑7 years
Furniture and fixtures	9,397	9,019	6 years
Software and web development	31,337	29,741	3 years
Leasehold improvements	24,727	24,449	Lease Term
Construction-in-progress	476	372	—
	179,964	167,421
Less: Accumulated depreciation and amortization	(153,673)	(148,229)
Property and equipment, net	$26,291	$19,192

Depreciation and amortization expense for the years ended December 31, 2021, and 2020 was approximately $9.3 million and $9.7 million, respectively. Repairs and maintenance costs are expensed as incurred. Property and equipment assets identified as assets held for sale are excluded from the table above.

4. GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

We have historically made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. There was no impairment recorded for the year ended December 31, 2021 and for the year ended December 31, 2020, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $84.4 million.

We did not identify any impairment indicators at any of our reportable segments for the year ended December 31, 2021.  We performed our annual impairment testing and no impairment was identified.

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

2021 Annual Impairment Testing

We completed our 2021 annual impairment assessment as of October 1, 2021. Our 2021 annual impairment testing indicated the carrying values for our radio broadcasting licenses and goodwill attributable to Reach Media, TV One, digital and our radio broadcasting reporting units were not impaired.

2020 Interim Impairment Testing

As a result of COVID-19, the total market revenue growth for certain markets in which we operate was below that assumed in our annual impairment testing. During the first quarter of 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta market and Indianapolis market goodwill balances and the Company recorded a non-cash impairment charge of approximately $47.7 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses. We did not identify any impairment indicators for the three months ended June 30, 2020. Based on market data obtained by the Company in the third quarter of 2020, the total anticipated market revenue growth for certain markets in which we operate continued to be below that assumed in our first quarter impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, which we performed as of September 30, 2020. As a result of that testing, the Company recorded a non-cash impairment charge of approximately $10.0 million related to its Atlanta market and Indianapolis market goodwill balances and the Company recorded a non-cash impairment charge of approximately $19.1 million for the three months ended September 30, 2020 associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia and Raleigh market radio broadcasting licenses.

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

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual impairment testing performed and interim impairment testing where an impairment charge was recorded since January 1, 2020. During the year ended December 31, 2020, the Company recorded a non-cash impairment charge of approximately $68.5 million associated with our Atlanta, Cincinnati, Dallas, Houston, Indianapolis, Philadelphia, Raleigh, Richmond and St. Louis radio market broadcasting licenses.

Radio Broadcasting	October 1,	October 1,	September 30,	March 31,
Licenses	2021	2020	2020 (a)	2020 (a)

Impairment charge (in millions)	$—	$1.7*	$19.1	$47.7

Discount Rate	9.0%	9.0%	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	6.1% – 8.0%	(10.7)% – (16.0)%	(10.7)% – (16.8)%	(13.3)%
Long-term Market Revenue Growth Rate Range	0.7% – 1.0%	0.7% – 1.1%	0.7% – 1.1%	0.7% – 1.1%
Mature Market Share Range	6.2% – 23.2%	6.7% – 23.9%	6.7% – 23.9%	6.9% – 25.0%
Mature Operating Profit Margin Range	26.9% – 36.1%	27.7% – 37.1%	27.7% – 37.1%	27.6% – 39.7%

(a)  Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(*)  License fair value based on estimated asset sale consideration.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $505.2 million as of December 31, 2021.  The units of accounting reflected in the table below are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses
	Carrying Balances
	As of	Net	As of
	December 31,	Increase	December 31,
Unit of Accounting	2020	(Decrease)	2021

	(In thousands)
Unit of Accounting 2	$3,086	—	3,086
Unit of Accounting 5	13,525	—	13,525
Unit of Accounting 7	15,223	—	15,223
Unit of Accounting 11	15,560	—	15,560
Unit of Accounting 4	16,142	21,082	37,224
Unit of Accounting 14	19,070	—	19,070
Unit of Accounting 6	22,642	—	22,642
Unit of Accounting 12	32,968	—	32,968
Unit of Accounting 13	39,646	—	39,646
Unit of Accounting 8	52,515	—	52,515
Unit of Accounting 16	54,670	—	54,670
Unit of Accounting 1	84,369	—	84,369
Unit of Accounting 10	114,650	—	114,650
Total	$484,066	$21,082	$505,148

Our licenses expire at various dates through August 1, 2029. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years. The FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, our licenses have been renewed for full eight-year terms without any conditions or sanctions; however, there can be no assurance that the licenses of each of our stations will be renewed for a full term without conditions or sanctions.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 16 reporting units as of our October 2021 annual impairment assessment, consisting of each of the 13 radio markets within the radio division and each of the other three business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We use a 5-year model for our Reach Media reporting unit. We evaluate all events and circumstances on an interim basis to determine if an impairment indicator is present and also perform annual testing by comparing the fair value of the reporting unit with its carrying amount. We recognize an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. The impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

We have not made any changes to the methodology for valuing or allocating goodwill when determining the fair values of the reporting units. As noted above, we did not identify any impairment indicators at any of our reportable segments for the year ended December 31, 2021. Also as noted above, during the first and third quarters of 2020 due to the COVID-19 pandemic, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the three months ended March 31, 2020, the Company recorded a non-cash impairment charge of approximately $5.9 million to reduce the carrying value of our Atlanta and Indianapolis market goodwill balances. We did not identify any impairment indicators at any of our other reportable segments for the three months ended June 30, 2020. During the three months ended September 30, 2020, the Company recorded a non-cash impairment charge of approximately $10.0 million related to its Atlanta market and Indianapolis market goodwill balances.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the annual impairment assessments performed and interim impairment testing where an impairment charge was recorded since January 1, 2020.

Goodwill (Radio Market	October 1,	October 1,	September 30,	March 31,
Reporting Units)	2021 (a)	2020 (a)	2020 (a)	2020(a)

Impairment charge (in millions)	$—	$—	$10.0	$5.9

Discount Rate	9.0%	9.0%	9.0%	9.5%
Year 1 Market Revenue Growth Rate Range	(10.7)% – 25.4%	(12.9)% – 25.9%	(26.6)% – 34.7%	(14.5)% – (12.9)%
Long-term Market Revenue Growth Rate Range	0.7% – 1.0%	0.7% – 1.1%	0.9% – 1.1%	0.9% – 1.1%
Mature Market Share Range	6.2% – 16.0%	6.8% – 16.8%	8.4% – 12.7%	11.1% – 13.0%
Mature Operating Profit Margin Range	21.2% – 47.3%	27.7% – 49.1%	27.7% – 48.1%	29.4% – 39.0%

(a)  Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and interim impairment assessments performed since October 2020. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content assets that are highly dependent on a single on-air personality. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Reach Media Segment Goodwill	2021	2020

Impairment charge (in millions)	$—	$—

Discount Rate	11.5%	11.0%
Year 1 Revenue Growth Rate	(15.7)%	22.1%
Long-term Revenue Growth Rate (Year 5)	1.0%	1.0%
Operating Profit Margin Range	24.1 – 26.2%	18.0% - 19.1%

Below are some of the key assumptions used in the income approach model for determining the fair value of our digital reporting unit since October 2020. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of our impairment assessments, the Company concluded that the goodwill was not impaired.

	October 1,	October 1,
Digital Segment Goodwill	2021	2020

Impairment charge (in millions)	$—	$—

Discount Rate	14.0%	14.0%
Year 1 Revenue Growth Rate	(20.4)%	(5.4)%
Long-term Revenue Growth Rate (Years 6 – 10)	2.5% - 6.8%	3.4% - 6.0%
Operating Profit Margin Range	(5.2)% - 14.3%	(12.5)% - 13.1%

Below are some of the key assumptions used in the income approach model for determining the fair value of our cable television segment since October 2020.  As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred.

	October 1,	October 1,
Cable Television Segment Goodwill	2021	2020

Impairment charge (in millions)	$—	$—

Discount Rate	9.5%	10.5%
Year 1 Revenue Growth Rate	11.6%	4.5%
Long-term Revenue Growth Rate Range (Years 6 – 10)	0.4% - 0.6%	0.6% - 1.5%
Operating Profit Margin Range	34.9% - 46.4%	37.2% - 46.1%

The above goodwill tables reflect some of the key valuation assumptions used for 11 of our 16 reporting units. The other five remaining reporting units had no goodwill carrying value balances as of December 31, 2021.

Goodwill Valuation Results

The table below presents the changes in Company’s goodwill carrying values for its four reportable segments during 2021 and 2020:

	Radio	Reach		Cable
	Broadcasting	Media	Digital	Television
	Segment	Segment	Segment	Segment	Total

	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	(15,900)	—	—	—	(15,900)
Accumulated impairment losses	(101,848)	(16,114)	(20,345)	—	(138,307)
Assets held for sale	(470)	—	—	—	(470)
Net goodwill at December 31, 2020	$36,782	$14,354	$7,222	$165,044	$223,402
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Accumulated impairment losses	(117,748)	(16,114)	(20,345)	—	(154,207)
Audacy asset exchange	(470)	—	—	—	(470)
Net goodwill at December 31, 2021	$36,782	$14,354	$7,222	$165,044	$223,402

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed an analysis by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2021 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill, radio broadcasting licenses and the unamortized brand name, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

				Remaining
				Weighted-
				Average
	As of December 31,		Period of	Period of
	2021	2020	Amortization	Amortization

	(In thousands)
Trade names	$17,425	$17,425	1‑5 Years	1.8 Years
Intellectual property	9,531	9,531	4‑10 Years	0.0 Years
Acquired income leases	127	127	3‑15 Years	9.1 Years
Advertiser agreements	46,582	46,789	1‑12 Years	1.3 Years
Favorable office and transmitter leases	2,097	2,097	2‑60 Years	38.3 Years
Brand names	4,413	4,413	10 Years	5.9 Years
Brand names - unamortized	39,690	39,690	Indefinite	—
Debt cost	1,267	2,053	Debt term	4.1 Years
Launch assets	9,021	9,021	Contract length	3.3 Years
Other intangibles	715	675	1‑5 Years	1.0 Years
	130,868	131,821
Less: Accumulated amortization	(80,709)	(75,768)
Other intangible assets, net	$50,159	$56,053		4.3 Years

Amortization expense of intangible assets for the years ended December 31, 2021 and 2020 was approximately $3.7 million and $3.9 million, respectively.

The following table presents the Company’s estimate of amortization expense for the years 2022 through 2026 for intangible assets:

(In thousands)
2022	$3,651
2023	$1,225
2024	$222
2025	$185
2026	$165

The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expense may vary as a result of future acquisitions and dispositions.

5. CONTENT ASSETS:

The gross cost and accumulated amortization of content assets is as follows:

	As of December 31,		Period of
	2021	2020	Amortization

	(In thousands)
Produced content assets:
Completed	$397,174	$365,806
In-production	12,124	11,029
Licensed content assets acquired:
Acquired	66,005	56,913
Content assets, at cost	475,303	433,748	1‑5 Years
Less: Accumulated amortization	(389,265)	(342,139)
Content assets, net	86,038	91,609
Current portion	(25,883)	(28,434)
Noncurrent portion	$60,155	$63,175

Produced content assets include certain unamortized costs that will not be 80% amortized within three years from December 31, 2021, totaling approximately $18.3 million. Approximately 55.8% of these unamortized costs are expected to be amortized within three years from December 31, 2021. The remaining balance of these costs will be amortized through the year ending December 31, 2027. Amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses.

Future estimated content amortization expense related to agreements entered into as of December 31, 2021, for years 2022 through 2026 is as follows:

(In thousands)
2022	$25,883
2023	$18,724
2024	$8,505
2025	$6,600
2026	$2,297

Future estimated content amortization expense is not included for in-production content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2021, are as follows:

(In thousands)
2022	$18,972
2023	$2,865

6. INVESTMENTS:

Cost Method

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. The value of our MGM investment is included in other assets on the consolidated balance sheets and its distribution income in the amount of approximately $7.7 million and $4.9 million, for the years ended December 31, 2021 and 2020, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required. There has been no impairment of the investment to date. As of December 31, 2020, the Company’s interest in the MGM National Harbor Casino secured the MGM National Harbor Loan (as defined in Note 9 - Long-Term Debt.) Upon settlement of the 2028 Notes (which paid off the MGM National Harbor Loan), the Company’s subsidiaries of Radio One Entertainment Holdings, LLC and Urban One Entertainment SPV, LLC became guarantors under the 2028 Notes along with the Company’s other subsidiaries.

7. OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2021	2020

	(In thousands)
Deferred revenue	$7,494	$10,875
Deferred barter revenue	1,271	935
Employment Agreement Award	3,966	3,325
Accrued national representative fees	457	1,087
Accrued miscellaneous taxes	213	562
Income taxes payable	283	600
Tenant allowance	180	242
Contingent consideration	—	780
Reserve for audience deficiency	6,020	3,544
Other current liabilities	6,537	4,967
Other current liabilities	$26,421	$26,917

8. EMPLOYMENT AGREEMENT AWARD:

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement Award”) at fair value. The Company estimated the fair value of the award at December 31, 2021 and 2020, to be approximately $28.2 million and $25.6 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $6.2 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.

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

9. LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2021	2020

	(In thousands)
7.375% Senior Secured Notes due February 2028	$825,000	$—
PPP Loan	7,505	—
2018 Credit Facility	—	129,935
MGM National Harbor Loan	—	57,889
2017 Credit Facility	—	317,332
8.75% Senior Secured Notes due December 2022	—	347,016
7.375% Senior Secured Notes due April 2022	—	2,984
Total debt	832,505	855,156
Less: current portion of long-term debt	—	23,362
Less: original issue discount and issuance costs	13,889	12,870
Long-term debt, net	$818,616	$818,924

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

The Company used the net proceeds from the 2028 Notes Offering, together with cash on hand, to repay or redeem: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer (all as defined below).  Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the year ended December 31, 2021 associated with the settlement of the 2028 Notes.

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

The amount of deferred financing costs included in interest expense for all instruments, for the years ended December 31, 2021 and 2020, was approximately $2.3 million and $4.5 million, respectively. The Company’s effective interest rate for 2021 was 7.96%.

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

8.75% Notes

In October 2020, the Company announced an offer to eligible holders of its 7.375% Senior Secured Notes due 2022 (the “7.375% Notes”) to exchange any and all of their 7.375% Notes for newly issued 8.75% Senior Secured Notes due 2022 (the “8.75% Notes”). The exchange offer closed on November 9, 2020 and, therefore, is referred to as the “November 2020 Exchange Offer”.  Until their satisfaction and discharge on settlement of the 2028 Notes, the 8.75% Notes were governed by an indenture, dated November 9, 2020 (the “8.75% Notes Indenture”), by and between the Company, the guarantors therein (the “Guarantors”) and Wilmington Trust, National Association, as trustee (in such capacity, the “8.75% Notes Trustee”) and as notes collateral agent (in such capacity, “the 8.75% Notes Collateral Agent”). Interest on the 8.75% Notes accrued at the rate per annum equal to 8.75% and was payable, in cash, quarterly on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2021, to holders of record on the immediately preceding January 1, April 1, July 1 and October 1, respectively.

The 8.75% Notes were general senior obligations and were guaranteed (the “Guarantees”) by the Guarantors. The 8.75% Notes and the Guarantees: (i) ranked equal in right of payment to all of the Company’s and the Guarantor’s existing and future senior indebtedness, (ii) were secured on a first-priority basis by the Notes Priority Collateral (as defined below) and on a second-priority basis by the ABL Priority Collateral (defined below) owned by the Company and the applicable Guarantor, in each case subject to certain liens permitted under the 8.75% Notes Indenture, (iii) were equal in priority to the collateral owned by the Company and the Guarantor with respect to obligations under the credit agreement, dated as of April 18, 2017, by and among the Company, various lenders therein and Guggenheim Securities Credit Partners, LLC, as administrative agent and any other Parity Lien Debt (as described in the 8.75% Notes Indenture), if any, incurred after the date the 8.75% Notes were issued, (iv)  ranked senior in right of payment to any existing or future subordinated indebtedness of the Company or Guarantors, (v) were initially guaranteed on a senior basis by each of the Company’s wholly-owned domestic subsidiaries (other than certain immaterial subsidiaries, unrestricted subsidiaries, and other certain exceptions), (vi) were effectively senior to all of the Company’s and the Guarantor’s existing and future unsecured indebtedness to the extent of the value of the collateral owned by the Company or applicable Guarantors and effectively senior to all existing and future ABL Debt Obligations (as defined in the 8.75% Notes Indenture) to the extent of the value of the Notes Priority Collateral (as defined below) owned by the Company or applicable Guarantor, (vii) were effectively subordinated to all of the Company’s and the Guarantor’s existing and future indebtedness that was secured by liens on assets that do not secure the Notes or the Guarantee to the extent of the value of such assets, (viii) were structurally subordinated to all of the Company’s and the Guarantor’s existing and future indebtedness and other claims and liabilities, including preferred stock, of subsidiaries of the Company that are not guarantors, and (ix) were effectively senior to any 7.375% Notes that remain outstanding after the November 2020 Exchange Offer with respect to any collateral proceeds.

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

Until its termination on settlement of the 2028 Notes, borrowings under the 2018 Credit Facility were subject to customary conditions precedent, as well as a requirement under the 2018 Credit Facility that (i) the Company’s total gross leverage ratio on a pro forma basis be not greater than 8:00 to 1:00 (this total gross leverage ratio test steps down as described below), (ii) neither of the administrative agents under the Company’s existing credit facilities nor the trustee under the Company’s existing senior secured notes due 2022 have objected to the terms of the new credit documents and (iii) certification by the Company that the terms and conditions of the 2018 Credit Facility satisfied the requirements of the definition of “Permitted Refinancing” (as defined in the agreements governing the Company's existing credit facilities) and neither of the administrative agents under the Company's existing credit facilities notified the Company within five (5) business days prior to funding the borrowings under the 2018 Credit Facility that it disagreed with such determination (including a reasonable description of the basis upon which it disagrees).

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

The term loans could be voluntarily prepaid prior to February 15, 2020 subject to payment of a prepayment premium. The Company was required to repay principal to the extent then outstanding on each quarterly interest payment date, commencing on the last business day in March 2019, equal to one quarter of 7.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2019, commencing on the last business day in March 2020, one quarter of 10.0% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2021, and, commencing on the last business day in March 2021, one quarter of 12.5% of the aggregate initial principal amount of all term loans incurred on the Funding Date to December 2022. The Company was also required to use 75% of excess cash flow (“ECF payment”) as defined in the 2018 Credit Facility, which excluded any distributions to the Company or its restricted subsidiaries in respect of its interests in the MGM National Harbor, to repay outstanding term loans at par, paid semiannually and to use 100% of all distributions to the Company or its restricted subsidiaries received in respect of its interest in the MGM National Harbor to repay outstanding term loans at par. During the year ended December 31, 2020, the Company repaid approximately $37.2 million under the 2018 Credit Facility. Included in the repayments made during the year ended December 31, 2020 was approximately $11.1 million in ECF payments in accordance with the agreement.

The 2018 Credit Facility contained customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications). The 2018 Credit Facility, as amended, also contained certain financial covenants, including a maintenance covenant requiring the Company’s total gross leverage ratio to be not greater than 8.0 to 1.00 in 2019, 7.5 to 1.00 in 2020, 7.25 to 1.00 in 2021, 6.75 to 1.00 in 2022 and 6.25 to 1.00 in 2023.

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

Until its termination on settlement of the 2028 Notes, the MGM National Harbor Loan was scheduled to mature on December 31, 2022 and bore interest at 7.0% per annum in cash plus 4.0% per annum paid-in kind. The loan had limited ability to be prepaid in the first two years. The loan was secured on a first priority basis by the assets of UONESPV and ROEH, including all of UONESPV’s shares held by ROEH, all of UONESPV’s interests in MGM National Harbor, its rights under the joint venture operating agreement governing the MGM National Harbor and UONESPV’s obligation to exercise its put right under the joint venture operating agreement in the event of a UONESPV payment default or bankruptcy event, in each case, subject to applicable Maryland gaming laws and approvals. Exercise by UONESPV of its put right under the joint venture operating agreement was subject to required lender consent unless the proceeds are used to retire the MGM National Harbor Loan and any remaining excess is used to repay borrowings, if any, under the 2018 Credit Facility. The MGM National Harbor Loan also contained customary representations and warranties and events of default, affirmative and negative covenants (in each case, subject to materiality exceptions and qualifications).

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

Until its termination on settlement of the 2028 Notes, the 2017 Credit Facility matured on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 7.375% Notes (as defined below). At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.00% for 2021 and was 5.17% for 2020.

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

In addition to any mandatory or optional prepayments, the Company was required to pay interest on the term loans (i) quarterly in arrears for the base rate loans, and (ii) on the last day of each interest period for LIBOR loans. Certain voluntary prepayments of the term loans during the first six months required an additional prepayment premium. Beginning with the interest payment date occurring in June 2017 and ending in March 2023, the Company was required to repay principal, to the extent then outstanding, equal to 1∕4 of 1% of the aggregate initial principal amount of all term loans incurred on the effective date of the 2017 Credit Facility. On December 19, 2018, upon drawing under the 2018 Credit Facility and MGM National Harbor Loan, the Company voluntarily prepaid approximately $20.0 million in principal on the 2017 Credit Facility. During the year ended December 31, 2020, the Company repaid approximately $3.3 million under the 2017 Credit Facility.

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

At the Company’s election, the interest rate on borrowings under the 2016 ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the 2016 ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the 2016 ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the 2016 ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the 2016 ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the 2016 ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the 2016 ABL Facility), plus (ii) the aggregate amount of all other reserves, if any, established by Administrative Agent.

All obligations under the 2016 ABL Facility are secured by first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, (iii) all other property which constitutes ABL Priority Collateral (as defined in the 2016 ABL Facility). The obligations are also secured by all material subsidiaries of the Company.

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

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current 2021 ABL Facility”). The Current 2021 ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current 2021 ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current 2021 ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. On closing of the Current 2021 ABL Facility, the 2016 ABL Facility was terminated on February 19, 2021.  As of December 31, 2021, there is no balance outstanding on the Current 2021 ABL Facility.

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

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement providing for letter of credit capacity of up to $1.2 million. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2021, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of December 31, 2021, were as follows:

	7.375% Senior
	Secured Notes due
	February 2028	PPP Loan	Total

	(In thousands)
2022	$—	$—	$—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	7,505	7,505
2027 and thereafter	825,000	—	825,000
Total Debt	$825,000	$7,505	$832,505

10. INCOME TAXES:

A reconciliation of the statutory federal income taxes to the recorded provision for (benefit from) income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2021	2020

	(In thousands)
Statutory federal tax expense/(benefit)	$11,391	$(8,620)
Effect of state taxes, net of federal benefit	2,131	(1,205)
Effect of state rate and tax law changes	(1,201)	(599)
Return to provision adjustments	47	503
Other permanent items	(27)	(213)
Non-deductible meals and entertainment	65	96
Impairment of long-lived intangible assets	—	3,339
Non-deductible officer’s compensation	2,055	1,002
Change in valuation allowance	(13)	28
IRC Section 382 adjustments	(705)	(30,143)
NOL expirations	610	3,000
Stock-based compensation forfeitures and adjustments	—	216
Uncertain tax positions	(777)	(1,923)
Other	1	43
Provision for (benefit from) income taxes	$13,577	$(34,476)

The statutory federal tax rate used for the years ended December 31, 2021 and 2020 is 21.0%. Major components of the effective tax rate for the year ended December 31, 2021 and 2020 are related to net operating loss limitations, net operating loss expirations, impairments of long-lived assets, limitation of officer's compensation under IRC Section 162(m), uncertain tax positions and state income taxes.

The components of the provision for (benefit from) income taxes from continuing operations are as follows:

	For the Years Ended
	December 31,
	2021	2020

	(In thousands)
Federal:
Current	$—	$—
Deferred	13,395	(27,162)
State:
Current	1,063	552
Deferred	(881)	(7,866)
Provision for (benefit from) income taxes	$13,577	$(34,476)

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

	As of December 31,
	2021	2020

	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$2,111	$1,924
Accruals	465	2,358
Fixed assets	486	453
Stock-based compensation	163	290
Deferred financing costs	—	1,475
Net operating loss carryforwards	114,217	128,023
Lease liability	10,022	11,592
Interest expense carryforward	15,506	11,934
Other	—	(200)
Total deferred tax assets	142,970	157,849
Valuation allowance for deferred tax assets	(264)	(277)
Total deferred tax asset, net of valuation allowance	142,706	157,572

Deferred tax liabilities:
Intangible assets	(132,586)	(135,848)
Right of use asset	(9,232)	(10,336)
Partnership interests	(1,964)	(1,347)
Deferred financing costs	(1,196)	—
Other	(201)	—
Total deferred tax liabilities	(145,179)	(147,531)
Net deferred tax (liability) asset	$(2,473)	$10,041

As of December 31, 2021, the Company had federal and state NOL carryforward amounts of approximately $637.0 million and $410.2 million, respectively. The state NOLs are applied separately from the federal NOLs as the Company generally files separate state returns for each subsidiary. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. During 2016, the Company performed an Internal Revenue Code (“IRC”) Section 382 study (“the study”) and concluded that there was an ownership shift during calendar year 2009 that resulted in an estimated limitation on our federal and state NOLs for approximately $361.1 million and $262.7 million, respectively. During 2018, the Company updated the study for additional information based on additional technical insight into the application of the tax law, which resulted in a decrease to the initial estimated limitation. In 2018, the Company identified certain assets with net unrealized built-in gain that reduced the estimated federal and state limitation by approximately $65.6 million and $52.9 million, respectively. During 2020, the Company further reduced the federal and state limitation by approximately $109.2 million and $93.6 million, respectively. The 2020 reductions of the IRC Section 382 limitation were related to receiving approval from the Internal Revenue Service to retroactively apply a consolidated tax return election to the 2009 income tax return and identifying additional assets with net unrealized built-in gains. The Company continues to assess other potential tax strategies, which if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. The federal and state NOLs expire in various years from 2022 to 2039.

As of December 31, 2021, the gross deferred tax assets of approximately $143.0 million were primarily the result of federal and state net operating losses and the IRC Section 163(j) interest expense carryforward. A valuation allowance of $264,000 and $277,000 was recorded against our gross deferred tax asset balance as of December 31, 2021 and December 31, 2020, respectively and is related to state jurisdictions where it is not more likely than not the deferred tax assets will be realized.

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

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative income or loss position over the most recent three-year period. Historically, the Company has maintained a full valuation against the net deferred tax assets, principally due to a cumulative loss over the most recent three-year period. During the quarter ended December 31, 2018, the Company achieved three years of cumulative income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets. The Company continues to maintain three years of rolling cumulative income as of December 31, 2021.

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

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020

	(In thousands)

Balance as of January 1	$2,299	$4,733
Additions for tax positions related to current years	—	—
Additions (deductions) for tax positions related to prior years	8	(2,434)
Deductions for tax positions as a result of the lapse of applicable statutes of limitation	(992)	—
Balance as of December 31	$1,315	$2,299

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state income tax positions that affect the amount of state NOLs available to be applied to reduce future state income tax liabilities. The unrecognized tax benefits liability accrued on our balance sheet decreased by approximately $1.0 million and decreased by approximately $2.4 million during the years ended December 31, 2021 and December 31, 2020, respectively, primarily as a result of state NOL utilizations and expirations, and applicable tax rate changes. As of December 31, 2021, the Company had unrecognized tax benefits of approximately $1.3 million, which if recognized, would impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. There is no material amount of interest and penalties recognized in the statement of operations and the balance sheet for the year ended December 31, 2021. The Company believes that it is reasonably possible that a decrease of up to $680,000 of unrecognized tax benefits related to state tax exposures may be necessary within the coming year.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2018 through 2021. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2017 through 2021. To the extent that net operating losses are utilized, the year of the loss may be subject to examination.

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

On May 17, 2021, the Company entered into an Open Market Sale AgreementSM (the “Class D Sale Agreement”) with Jefferies under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”), through Jefferies as its sales agent. On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D

Shares having an aggregate offering price of up to $25.0 million. As of December 31, 2021, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

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

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. As of March 13, 2020, the Company’s Board authorized a new repurchase plan of up to $2.6 million of the Company’s Class A and Class D shares through December 31, 2020. In addition, on June 11, 2020, the Company’s Board authorized a repurchase of $2.4 million of the Company’s Class D shares. As of December 31, 2021, the Company had no capacity remaining under the authorizations as the capacity under the June authorization was used and the March authorization lapsed by its terms on December 31, 2020. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the year ended December 31, 2021, the Company did not repurchase any shares of Class A common stock and repurchased 6,715 shares of Class D common stock in the amount of $39,000 at an average price of $5.80 per share.  During the year ended December 31, 2020, the Company did not repurchase any shares of Class A common stock and repurchased 3,208,288 shares of Class D common stock in the amount of approximately $2.4 million at an average price of $0.76 per share.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan and the 2019 Equity and Performance Incentive Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the year ended December 31, 2021, the Company executed a Stock Vest Tax Repurchase of 515,162 shares of Class D Common Stock in the amount of $931,000 at an average price of $1.81 per share. During the year ended December 31, 2020, the Company executed a Stock Vest Tax Repurchase of 710,992 shares of Class D Common Stock in the amount of approximately $1.2 million at an average price of $1.64 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009. The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. Since its original approval, from time to time, the Board of Directors adopted and, as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019. The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of December 31, 2021, 5,898,026 shares of Class D common stock and 2,000,000 shares of Class A common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

On June 12, 2019, the Compensation Committee (“Compensation Committee”) awarded Catherine Hughes, Chairperson, 393,685 restricted shares of the Company’s Class D common stock, and stock options to purchase 174,971 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and vested on January 6, 2020.

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

On June 12, 2019, the Compensation Committee awarded David Kantor, Chief Executive Officer - Radio Division, 195,242 restricted shares of the Company’s Class D common stock, and stock options to purchase 86,774 shares of the Company’s Class D common stock. The grants were effective July 5, 2019 and vested on January 6, 2020.

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

Stock-based compensation expense for the years ended December 31, 2021 and 2020, was $565,000 and approximately $2.3 million, respectively.

The Company granted 40,917 stock options during the year ended December 31, 2021 and the Company granted 878,643 stock options during the year ended December 31, 2020. The per share weighted-average fair value of options granted during the years ended December 31, 2021 and 2020, was $2.77 and $0.66, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2021	2020

Average risk-free interest rate	0.68%	0.40%
Expected dividend yield	—%	—%
Expected lives	5.16 years	5.04 years
Expected volatility	82.04%	79.75%

Transactions and other information relating to stock options for the years December 31, 2021 and 2020 are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2019	4,197,000	$2.13	6.70	$255,000
Grants	879,000	$1.83	—	—
Exercised	(1,033,000)	$1.91	—	—
Forfeited/cancelled/expired/settled	(24,000)	$3.17	—	—
Outstanding at December 31, 2020	4,019,000	$2.11	6.48	$41,000
Grants	41,000	$4.32	—	—
Exercised	(230,000)	$1.70	—	—
Forfeited/cancelled/expired/settled	(59,000)	$1.27	—	—
Balance as of December 31, 2021	3,771,000	$2.18	5.68	$4,660,000
Vested and expected to vest at December 31, 2021	3,770,000	$2.17	5.68	$4,660,000
Unvested at December 31, 2021	21,000	$7.26	9.76	$—
Exercisable at December 31, 2021	3,750,000	$2.15	5.66	$4,660,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2021, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their in-the-money options on December 31, 2021. This amount changes based on the fair market value of the Company’s stock.

There were 229,756 options exercised during the year ended December 31, 2021 and there were 1,032,922 options exercised during the year ended December 31, 2020. The number of options that vested during the year ended December 31, 2021 was 903,643 and the number of options that vested during the year ended December 31, 2020 was 637,270.

As of December 31, 2021, $75,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 5 months. The weighted-average fair value per share of shares underlying stock options was $1.45 at December 31, 2021.

The Company granted 101,057 and 1,649,394 shares, respectively, of restricted stock during the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, 9,671 shares and 18,248 shares, respectively, of restricted stock were issued to the Company’s non-executive directors as a part of their compensation packages. Each of the four non-executive directors received 9,671 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of the Company’s Class D common stock on July 6, 2021. Each of the four non-executive directors received 25,000 shares of restricted stock, or $50,000 worth, of restricted stock based upon the closing price of the Company’s Class D common stock on June 16, 2020. The restricted stock grants for the non-executive directors vest over a two-year period in equal 50% installments.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2021 and 2020 are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2019	1,814,000	$2.14
Grants	1,649,000	$0.77
Vested	(1,739,000)	$2.14
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2020	1,724,000	$0.83
Grants	101,000	$3.22
Vested	(1,749,000)	$0.83
Forfeited/cancelled/expired	—	$
Unvested at December 31, 2021	76,000	$3.90

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2021, $233,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over a weighted-average period of 9 months.

12. PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2021 and 2020.

13. COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in August 2021 through August 1, 2029. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

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

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 10 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. The future rentals under non-cancelable leases as of December 31, 2021, are shown below.

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

		Other
		Operating
	Operating	Contracts
	Lease	and
	Agreements	Agreements

	(In thousands)
Years ending December 31:
2022	$13,164	$69,791
2023	11,333	23,117
2024	10,099	19,386
2025	5,377	19,422
2026	3,070	8,452
2027 and thereafter	5,378	9,408
Total	$48,421	$149,576

Of the total amount of other operating contracts and agreements included in the table above, approximately $100.1 million has not been recorded on the balance sheet as of December 31, 2021, as it does not meet recognition criteria. Approximately $18.0 million relates to certain commitments for content agreements for our cable television segment, approximately $30.9 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.

Reach Media Redeemable Noncontrolling Interest Shareholders’ Put Rights

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 31, 2022. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

Letters of Credit

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement providing for letter of credit capacity of up to $1.2 million. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2021, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	31-Mar	June 30	September 30	December 31

	(In thousands, except share data)
2021:
Net revenue	$91,440	$107,593	$111,463	$130,966
Operating income	23,757	37,920	34,475	22,391
Net income	461	18,478	14,455	7,273

Consolidated net income attributable to common stockholders	7	17,866	13,876	6,603
BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Consolidated net income per share attributable to common stockholders - basic	$0.00	$0.36	$0.27	$0.13
Consolidated net income per share attributable to common stockholders - diluted	$0.00	$0.33	$0.25	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	48,463,289	49,789,892	51,190,105	51,206,358
Weighted average shares outstanding —diluted	49,053,650	53,780,918	55,080,394	55,084,927

	Quarters Ended
	March 31 (a)	June 30	September 30 (a)	December 31 (a)

	(In thousands, except share data)
2020:
Net revenue	$94,875	$76,008	$91,912	$113,542
Operating (loss) income	(27,287)	20,382	3,968	34,533
Net (loss) income	(23,058)	1,642	(12,277)	27,124

Consolidated net (loss) income attributable to common stockholders	(23,187)	1,420	(12,772)	26,426
BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Consolidated net (loss) income per share attributable to common stockholders - basic	$(0.51)	$0.03	$(0.29)	$0.58
Consolidated net (loss) income per share attributable to common stockholders - diluted	$(0.51)	$0.03	$(0.29)	$0.55
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	45,228,164	44,806,219	44,175,385	45,942,818
Weighted average shares outstanding —diluted	45,228,164	48,154,262	44,175,385	48,054,418
(a)	The net income (loss) from continuing operations for the quarters ended March 31, 2020, September 30, 2020, and December 31, 2020 includes approximately $53.6 million, $29.1 million, and $1.7 million, respectively of impairment charges.

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

Detailed segment data for the years ended December 31, 2021 and 2020 is presented in the following table:

	Year Ended
	December 31,
	2021	2020

	(In thousands)
Net Revenue:
Radio Broadcasting	$140,246	$130,573
Reach Media	46,437	30,996
Digital	59,937	35,599
Cable Television	198,180	181,583
Corporate/Eliminations*	(3,338)	(2,414)
Consolidated	$441,462	$376,337

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$98,250	$91,052
Reach Media	32,911	22,376
Digital	42,698	29,608
Cable Television	103,049	81,546
Corporate/Eliminations	36,722	26,018
Consolidated	$313,630	$250,600

Depreciation and Amortization:
Radio Broadcasting	$3,135	$3,022
Reach Media	208	237
Digital	1,264	1,592
Cable Television	3,738	3,749
Corporate/Eliminations	944	1,141
Consolidated	$9,289	$9,741

Impairment of Long-Lived Assets:
Radio Broadcasting	$—	$84,400
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$—	$84,400

Operating income (loss):
Radio Broadcasting	$38,861	$(47,901)
Reach Media	13,318	8,383
Digital	15,975	4,399
Cable Television	91,393	96,288
Corporate/Eliminations	(41,004)	(29,573)
Consolidated	$118,543	$31,596

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(3,338)	$(2,414)

Capital expenditures by segment are as follows:
Radio Broadcasting	$2,826	$2,200
Reach Media	160	82
Digital	1,354	799
Cable Television	385	92
Corporate/Eliminations	1,561	625
Consolidated	$6,286	$3,798

	As of
	December 31,	December 31,
	2021	2020

	(In thousands)
Total Assets:
Radio Broadcasting	$627,948	$630,174
Reach Media	33,451	38,235
Digital	32,915	23,168
Cable Television	367,896	374,046
Corporate/Eliminations	198,898	129,864
Consolidated	$1,261,108	$1,195,487

16. SUBSEQUENT EVENTS:

On July 29, 2021, RVA Entertainment Holdings, LLC (“RVAEH”), a wholly owned unrestricted subsidiary of the Company, entered into a Host Community Agreement (the “Original HCA”) with the City of Richmond (the “City”) for the development of the ONE Casino + Resort (the “Project”). The Original HCA imposed certain obligations on RVAEH in connection with the development of the Project, including a $26 million upfront payment (the “Upfront Payment”) due upon successful passage of a citywide referendum permitting development of the Project (the “Referendum”).  In connection with the Original HCA, RVAEH and its development partner Pacific Peninsula Entertainment funded the Upfront Payment into escrow to be released to the City upon successful passage of the Referendum or back to RVAEH in the event the Referendum failed. On November 2, 2021, the Referendum was conducted, and the resort project was narrowly defeated. However, on January 24, 2022, the Richmond City Council adopted a new resolution in continued efforts to bring the Project to the City.  The new resolution was the first of several steps in pursuit of a second referendum. The City and RVAEH then entered into a new Host Community Agreement (the “New HCA”) which also included an Upfront Payment to be held in escrow and payable upon successful passage of a citywide referendum permitting development of the Project.  Upon obtaining precertification for RVAEH, by the Virginia Lottery Board, the City will then pursue an order from the Circuit Court for the City ordering a second referendum.  If the City is successful in obtaining the precertification and the Court orders a second referendum, it is currently anticipated the second referendum would occur in November 2022.  If the voters approve the referendum then the Commonwealth may issue one license permitting operation of a casino in Richmond.  As a result of the efforts to obtain a second referendum, including execution of the New HCA, the Upfront Payment remains in escrow. Therefore, the Company’s portion of the Upfront Payment, approximately $19.5 million, is classified as restricted cash on the balance sheet as of December 31, 2021.

On February 7, 2022, the Radio Music License Committee (“RMLC”), an industry group which the Company is a part of, and Global Music Rights, Inc. (“GMR”) reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026.  The license includes an optional three year extended term that the Company may effectuate prior to the end of the initial term.

On March 7, 2022, the Board of the Company authorized and approved a share repurchase program for up to $25 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock over a period of 24 months.  Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).  The Board also approved a repurchase program for up to $50 million of the Company's outstanding 7.375% Senior Secured Notes due 2028.

The Board also authorized the Company to enter into written trading plans under Rule 10b5-1 of the Exchange Act.  Adopting a trading plan that satisfies the conditions of Rule 10b5-1 allows a company to repurchase its shares/bonds at times when it might otherwise be prevented from doing so due to self-imposed trading blackout periods or pursuant to insider trading laws. Under any Rule 10b5-1 trading plan, the Company’s third-party broker, subject to Securities and Exchange Commission regulations regarding certain price, market, volume and timing constraints, would have authority to purchase the Company’s common stock and/or bonds in accordance with the terms of the plan.  The Company may from time to time enter into Rule 10b5-1 trading plans to facilitate the repurchase of its common stock or bonds pursuant to its repurchase programs.

The Company’s share repurchase programs do not obligate it to acquire any specific number of shares or bonds.  The Company cannot predict when or if it will repurchase any shares of common stock or bonds as such  repurchase programs will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities.  Information regarding share repurchases will be available in the Company’s periodic reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission as required by the applicable rules of the Exchange Act.

URBAN ONE, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021 and 2020

	Balance	Additions
	at	Charged	Acquired		Balance
	Beginning	to	from		at End
Description	of Year	Expense	Acquisitions	Deductions	of Year

	(In thousands)
Allowance for Doubtful Accounts:
2021	$7,956	$1,584	$—	$797	$8,743
2020	7,416	$1,394	$—	$854	$7,956

	Balance	Additions
	at	Charged	Acquired		Balance
	Beginning	to	from		at End
Description	of Year	Expense	Acquisitions	Deductions	of Year

	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2021	$277	$—	$—	$13	$264
2020	249	$28	$—	$—	$277

S-1