Form 10-Q
period 2022-03-31
URBAN ONE, INC.
filed 2022-05-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2022
Class A Common Stock, $.001 Par Value	9,104,916
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	37,360,666

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

●	public health crises, epidemics and pandemics such as the ongoing COVID-19 pandemic and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;
●	economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers, including as a result of the ongoing COVID-19 pandemic, the war in Ukraine, actions taken by the Federal Reserve, and any similar future occurrences;
●	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;
●	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs;
●	the extent of the impact of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Houston; and Washington, DC), including the duration, spread, severity, and the impact of any variants, the duration and scope of any related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for advertising across our various media;
●	local, regional, national, and international economic conditions that have fluctuated and/or deteriorated as a result of the COVID-19 pandemic, including the risks of a global recession or a recession in one or more of our key markets, the impact that these economic conditions may have on us and our customers, and our assessment of that impact;
●	risks associated with the implementation and execution of our business diversification strategy, including our strategic actions with respect to expansion into gaming;
●	risks associated with our investments in gaming business that are managed or operated by persons not affiliated with us and over which we have little or no control;
●	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

●	regulation by certain gaming commissions relative to maintaining our interests, or our creditors ability to foreclose on collateral that includes our interests in, in any gaming licenses, joint ventures or other gaming and casino investments;
●	changes in our key personnel and on-air talent;
●	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;
●	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;
●	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;
●	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
●	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;
●	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
●	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2021.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2022	2021

	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$112,349	$91,440
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $0 and $6, respectively	28,518	25,096
Selling, general and administrative, including stock-based compensation of $0 and $31, respectively	35,428	29,987
Corporate selling, general and administrative, including stock-based compensation of $124 and $216, respectively	9,460	10,336
Depreciation and amortization	2,405	2,264
Total operating expenses	75,811	67,683
Operating income	36,538	23,757
INTEREST INCOME	59	4
INTEREST EXPENSE	15,927	18,045
LOSS ON RETIREMENT OF DEBT	—	6,949
OTHER INCOME, net	(1,986)	(1,684)
Income before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	22,656	451
PROVISION FOR (BENEFIT FROM) INCOME TAXES	5,586	(10)
CONSOLIDATED NET INCOME	17,070	461
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	701	454
CONSOLIDATED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,369	$7

BASIC NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.32	$0.00

DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.30	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,182,831	48,463,289
Diluted	55,097,781	49,053,650

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2022	2021

	(Unaudited)
	(In thousands)

COMPREHENSIVE INCOME	$17,070	$461
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	701	454
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,369	$7

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,393	$132,245
Restricted cash	19,973	19,973
Trade accounts receivable, net of allowance for doubtful accounts of $8,747 and $8,743, respectively	113,687	127,446
Prepaid expenses	3,478	2,967
Current portion of content assets	34,215	25,883
Other current assets	8,397	4,760
Total current assets	326,143	313,274
CONTENT ASSETS, net	59,644	60,155
PROPERTY AND EQUIPMENT, net	26,243	26,291
GOODWILL	223,402	223,402
RIGHT OF USE ASSETS	36,302	38,044
RADIO BROADCASTING LICENSES	505,148	505,148
OTHER INTANGIBLE ASSETS, net	63,727	50,159
OTHER ASSETS	44,026	44,635
Total assets	$1,284,635	$1,261,108
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,997	$14,588
Accrued interest	10,266	25,458
Accrued compensation and related benefits	6,835	10,960
Current portion of content payables	24,946	18,972
Current portion of lease liabilities	10,033	10,072
Other current liabilities	35,660	26,421
Total current liabilities	99,737	106,471
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	819,049	818,616
CONTENT PAYABLES, net of current portion	3,952	2,865
LONG-TERM LEASE LIABILITIES	29,276	31,228
OTHER LONG-TERM LIABILITIES	36,243	28,320
DEFERRED TAX LIABILITIES, net	8,059	2,473
Total liabilities	996,316	989,973
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	17,755	17,015

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,104,916 and 9,104,916 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2022 and December 31, 2021	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 and 2,045,016 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 37,328,975 and 37,324,737 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	37	37
Additional paid-in capital	1,020,711	1,020,636
Accumulated deficit	(750,198)	(766,567)
Total stockholders’ equity	270,564	254,120
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,284,635	$1,261,108

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Convertible	Common	Common	Common	Common	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Capital	Deficit	Equity

	(In thousands, except share data)
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$1,020,636	$(766,567)	$254,120
Consolidated net income	—	—	—	—	—	—	16,369	16,369
Stock-based compensation expense	—	—	—	—	—	124	—	124
Repurchase of 2,649 shares of Class D common stock						(10)		(10)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(39)	—	(39)
BALANCE, as of March 31, 2022	$—	$9	$3	$2	$37	$1,020,711	$(750,198)	$270,564

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$17,070	$461

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,405	2,264
Amortization of debt financing costs	501	824
Amortization of content assets	10,532	8,298
Amortization of launch assets	652	334
Bad debt expense	311	283
Deferred income taxes	5,586	(10)
Amortization of right of use assets	2,132	1,875
Non-cash lease liability expense	1,043	1,154
Non-cash interest expense	—	158
Stock-based compensation	124	253
Non-cash fair value adjustment of Employment Agreement Award	579	597
Loss on retirement of debt	—	6,949

Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	13,448	11,380
Prepaid expenses and other current assets	(592)	18
Other assets	(216)	(1,100)
Accounts payable	(2,591)	(2,098)
Accrued interest	(15,192)	3,187
Accrued compensation and related benefits	(4,125)	(6,378)
Other liabilities	(4,641)	(2,050)
Payments for content assets	(11,292)	(12,106)
Net cash flows provided by operating activities	15,734	14,293
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,576)	(804)
Net cash flows used in investing activities	(1,576)	(804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	—	(317,332)
Proceeds from issuance of Class A common stock, net of fees	—	12,125
Repayment of 2018 credit facility	—	(129,935)
Repurchase of common stock	(10)	(872)
Proceeds from 2028 Notes	—	825,000
Debt refinancing costs	—	(11,157)
Repayment of MGM National Harbor Loan	—	(57,889)
Repayment of 7.375% Notes	—	(2,984)
Repayment of 8.75% Notes	—	(347,016)
Net cash flows used in financing activities	(10)	(30,060)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,148	(16,571)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,218	73,858
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$166,366	$57,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$30,619	$13,876
Income taxes, net of refunds	$2	$(32)

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Right of use asset and lease liability additions	$435	$1,351
Non-cash launch addition	$18,750	$—
Adjustment of redeemable noncontrolling interests to estimated redemption value	$39	$(420)

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2022, we owned and/or operated 64 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 8 HD stations, and the 2 low power television stations we operate) located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K.

(c)	Financial Instruments

Financial instruments as of March 31, 2022 and December 31, 2021, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2022 and December 31, 2021, except for the Company’s long-term debt. On June 1, 2021, the Company borrowed approximately $7.5 million on a new PPP loan (as defined in Note 4 – Long-Term Debt). The PPP Loan had a carrying value of approximately $7.5 million and fair value of approximately $7.5 million as of March 31, 2022 and December 31, 2021. The fair value of the PPP Loan, classified as a Level 2 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. On January 25, 2021, the Company borrowed $825 million in aggregate principal amount of senior secured notes due February 2028 (the “2028 Notes”). The 7.375% 2028 Notes had a carrying value of approximately $825.0 million and fair value of approximately $825.0 million as of March 31, 2022 and had a carrying value of approximately $825.0 million and fair value of approximately $851.8 million as of December 31, 2021. The fair values of the 2028 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. There was no balance outstanding on the Company’s asset-backed credit facility as of March 31, 2022 and December 31, 2021.

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

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $3.7 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run. Advertising revenue is recognized at a point in time when the individual spots run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $5.1 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Net Revenue:
Radio Advertising	$39,127	$33,340
Political Advertising	532	780
Digital Advertising	15,482	10,353
Cable Television Advertising	30,414	20,702
Cable Television Affiliate Fees	25,970	25,486
Event Revenues & Other	824	779
Net Revenue (as reported)	$112,349	$91,440

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income, reserve for audience deficiency and unearned event income) that are not separately stated in our consolidated balance sheets at March 31, 2022, December 31, 2021 and March 31, 2021 were as follows:

	March 31, 2022	December 31, 2021	March 31, 2021
	(Unaudited)		(Unaudited)
	(In thousands)
Contract assets:
Unbilled receivables	$7,212	$10,735	$4,557

Contract liabilities:
Customer advances and unearned income	$6,934	$7,494	$5,979
Reserve for audience deficiency	5,505	6,020	4,610
Unearned event income	—	—	5,735

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

For customer advances and unearned income as of January 1, 2022, approximately $1.5 million was recognized as revenue during the three months ended March 31, 2022. For customer advances and unearned income as of January 1, 2021, approximately $2.0 million was recognized as revenue during the three months ended March 31, 2021. For unearned event income, no revenue was recognized during the three months ended March 31, 2022 and March 31, 2021.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. For the three months ended March 31, 2022, there was non-cash launch support additions of approximately $18.8 million for carriage initiation. The Company did not pay any launch support for carriage initiation during the three months ended March 31, 2021. The weighted-average amortization period for launch support is approximately 8.1 years as of March 31, 2022, and approximately 7.1 years as of December 31, 2021. The remaining weighted-average amortization period for launch support is 4.6 years and 3.3 years as of March 31, 2022 and December 31, 2021, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended March 31, 2022 and 2021, launch support asset amortization of $434,000 and $105,000, respectively, was recorded as a reduction of revenue, and $218,000 and $229,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2022 and 2021, barter transaction revenues were $430,000 and $449,000, respectively. Additionally, for the three months ended March 31, 2022 and 2021, barter transaction costs were reflected in programming and technical expenses of $265,000 and $311,000, respectively, and selling, general and administrative expenses of $165,000 and $138,000, respectively.

(g)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock (Classes A, B, C and D) outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. The Company’s potentially dilutive securities include stock options and unvested restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. The amount of earnings per share pertains to each of our classes of common stock (Classes A, B, C and D) because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Company’s Amended and Restated Certificate of Incorporation.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021

	(Unaudited)
	(In Thousands)
Numerator:
Net income attributable to common stockholders	$16,369	$7
Denominator:
Denominator for basic net income per share - weighted average outstanding shares	51,182,831	48,463,289
Effect of dilutive securities:
Stock options and restricted stock	3,914,950	590,361
Denominator for diluted net income per share - weighted-average outstanding shares	55,097,781	49,053,650

Net income attributable to common stockholders per share – basic	$0.32	$(0.00)
Net income attributable to common stockholders per share – diluted	$0.30	$(0.00)

(h)	Fair Value Measurements

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

As of March 31, 2022, and December 31, 2021, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(Unaudited)
	(In thousands)
As of March 31, 2022
Liabilities subject to fair value measurement:
Employment agreement award (a)	$28,772	—	—	$28,772
Total	$28,772	$—	$—	$28,772

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$17,755	$—	$—	$17,755

As of December 31, 2021
Liabilities subject to fair value measurement:
Employment agreement award (a)	$28,193	—	—	$28,193
Total	$28,193	$—	$—	$28,193

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$17,015	$—	$—	$17,015
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

There were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2022. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022:

	Employment	Redeemable
	Agreement	Noncontrolling
	Award	Interests

	(In thousands)

Balance at December 31, 2021	$28,193	$17,015
Net income attributable to noncontrolling interests	—	701
Change in fair value	579	39
Balance at March 31, 2022	$28,772	$17,755

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$(579)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three months ended March 31, 2022 and 2021. Losses included in earnings were recorded in the consolidated statements of operations as selling, general and administrative expenses for contingent consideration for the three months ended March 31, 2022 and 2021.

			As of	As of
			March 31,	December 31,
		Significant	2022	2021

		Unobservable	Significant Unobservable
Level 3 liabilities	Valuation Technique	Inputs	Input Value
Employment agreement award	Discounted Cash Flow	Discount Rate	9.5%	9.5%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	0.5%	0.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.5%	11.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	0.4%	0.4%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three months ended March 31, 2022 and 2021.

(i)	Leases

On January 1, 2019, with the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), the Company adopted a package of practical expedients as allowed by the transition guidance which permitted the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended March 31,
	2022		2021

	(Unaudited)
	(Dollars In thousands)
Operating Lease Cost (Cost resulting from lease payments)	$3,246		$3,274
Variable Lease Cost (Cost excluded from lease payments)	10		34
Total Lease Cost	$3,256		$3,308

Operating Lease - Operating Cash Flows (Fixed Payments)	$3,503		$3,366
Operating Lease - Operating Cash Flows (Liability Reduction)	$2,449		$2,193

Weighted Average Lease Term - Operating Leases	4.80	years	5.16	years
Weighted Average Discount Rate - Operating Leases	11.00%		11.00%

As of March 31, 2022, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining nine months ending December 31, 2022	$10,331
2023	11,886
2024	10,773
2025	6,033
2026	3,723
Thereafter	8,186
Total future lease payments	50,932
Imputed interest	11,623
Total	$39,309

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. The value of our MGM investment is included in other assets on the consolidated balance sheets and its distribution income in the amount of approximately $2.0 million and $1.7 million, for the three months ended March 31, 2022 and 2021, respectively, is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review in the normal course. The Company reviewed the investment and concluded that no impairment to the carrying value was required. There has been no impairment of the investment to date.

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

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company did not record any impairment or additional amortization expense as a result of evaluating its contracts for impairment for the three months ended March 31, 2022 and 2021.  Impairment and amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(n)	Employment Agreement Award

The Company accounts for the Employment Agreement Award at fair value. The Company estimated the fair value of the award at March 31, 2022, and December 31, 2021, to be approximately $28.8 million and $28.2 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was $579,000 and $597,000 for the three months ended March 31, 2022, and 2021, respectively.

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

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2023, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of March 31, 2022 and December 31, 2021, Reach Media owed the Foundation $148,000 and $41,000, respectively, under the agreements for the operation of the cruises.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of March 31, 2022 and December 31, 2021, the Foundation owed $2,000 and $4,000, respectively, to Reach Media.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization. During the three months ended March 31, 2022 and 2021, the Company incurred expense of $940,000 and approximately $1.0 million, respectively. As of March 31, 2022 and December 31, 2021, the Company owed BMI $298,000 and $423,000, respectively.

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

On November 6, 2020, the Company entered into a definitive asset exchange agreement with Audacy, Inc. (formerly Entercom Communications Corp.) whereby the Company would receive Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). As part of the transaction, the Company transferred three radio stations to Audacy: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Audacy began operation of the exchanged stations on or about November 23, 2020 under LMAs until FCC approval was obtained. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on April 20, 2021. In addition, the Company entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. (“Gateway”) for the remaining assets of our WFUN station in a separate transaction which also closed on April 20, 2021. The Company received approximately $8.0 million in exchange for approximately $8.0 million in tangible and intangible assets as part of the transaction with Gateway.

The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $21.1 million to radio broadcasting licenses, approximately $1.8 million to land and land improvements, approximately $2.0 million to towers and antennas, $517,000 to buildings, approximately $1.0 million to transmitters, $712,000 to studios, $53,000 to vehicles, $200,000 to furniture and fixtures, $67,000 to computer equipment, $19,000 to other equipment, approximately $1.7 million to right of use assets, $1.9 million advertising credit liability, $921,000 to operating lease liabilities, and $812,000 unfavorable lease liability. The fair value of the assets exchanged with Audacy approximate the carrying value of the assets. The Company recognized a net gain of $404,000 related to the Audacy and Gateway transactions during the year ended December 31, 2021.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2022 and 2021, and, therefore, no interim impairment testing was performed.

Valuation of Goodwill

We did not identify any impairment indicators at any of our reportable segments for the three months ended March 31, 2022 and 2021, and therefore, no interim impairment testing was performed.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio	Reach		Cable
	Broadcasting	Media	Digital	Television
	Segment	Segment	Segment	Segment	Total

	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Accumulated impairment losses	(117,748)	(16,114)	(20,345)	—	(154,207)
Audacy asset exchange	(470)	—	—	—	(470)
Net goodwill at March 31, 2022	$36,782	$14,354	$7,222	$165,044	$223,402

4.    LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
	(In thousands)
7.375% Senior Secured Notes due February 2028	$825,000	$825,000
PPP Loan	7,505	7,505
Total debt	832,505	832,505
Less: current portion of long-term debt	—	—
Less: original issue discount and issuance costs	13,456	13,889
Long-term debt, net	$819,049	$818,616

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

The amount of deferred financing costs included in interest expense for all instruments, for the three months ended March 31, 2022 and 2021, was $501,000 and $824,000, respectively. The Company’s effective interest rate for 2022 is 7.72% and for 2021 was 7.96%.

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

8.75% Notes

In October 2020, the Company announced an offer to eligible holders of its 7.375% Senior Secured Notes due 2022 (the “7.375% Notes”) to exchange any and all of their 7.375% Notes for newly issued 8.75% Senior Secured Notes due 2022 (the “8.75 Notes”). The exchange offer closed on November 9, 2020 and, therefore, is referred to as the “November 2020 Exchange Offer”. Until their satisfaction and discharge on settlement of the 2028 Notes, the 8.75% Notes were governed by an indenture, dated November 9, 2020 (the “8.75% Notes Indenture”), by and between the Company, the guarantors therein (the “Guarantors”) and Wilmington Trust, National Association, as trustee (in such capacity, the “8.75% Notes Trustee”) and as notes collateral agent (in such capacity, “the 8.75% Notes Collateral Agent”). Interest on the 8.75% Notes accrued at the rate per annum equal to 8.75% and was payable, in cash, quarterly on January 15, April 15, July 15 and October 15 of each year, commencing on January 15, 2021, to holders of record on the immediately preceding January 1, April 1, July 1 and October 1, respectively.

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

Until its termination on settlement of the 2028 Notes, the 2017 Credit Facility matured on the earlier of (i) April 18, 2023, or (ii) in the event such debt is not repaid or refinanced, 91 days prior to the maturity of the Company’s 7.375% Notes (as defined below). At the Company’s election, the interest rate on borrowings under the 2017 Credit Facility are based on either (i) the then applicable base rate (as defined in the 2017 Credit Facility) as, for any day, a rate per annum (rounded upward, if necessary, to the next 1/100th of 1%) equal to the greater of (a) the prime rate published in the Wall Street Journal, (b) 1/2 of 1% in excess rate of the overnight Federal Funds Rate at any given time, (c) the one-month LIBOR rate commencing on such day plus 1.00%) and (d) 2%, or (ii) the then applicable LIBOR rate (as defined in the 2017 Credit Facility). The average interest rate was approximately 5.0% for 2021.

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

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current 2021 ABL Facility”). The Current 2021 ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current 2021 ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current 2021 ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. On closing of the Current 2021 ABL Facility, the 2016 ABL Facility was terminated on February 19, 2021.  As of March 31, 2022, there was no balance outstanding on the Current 2021 ABL Facility.

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

The Current 2021 ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the Current 2021 ABL Facility and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

Finally, the Current 2021 ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current 2021 ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement providing for letter of credit capacity of up to $1.2 million. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of March 31, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit are issued under the agreement are required to be collateralized with cash. In addition, the Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of March 31, 2022, are as follows:

	7.375% Senior
	Secured Notes due
	February 2028	PPP Loan	Total

	(In thousands)
April - December 2022	$—	$—	$—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	—	7,505	7,505
2027 and thereafter	825,000	—	825,000
Total Debt	$825,000	$7,505	$832,505

5.    INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $5.6 million on pre-tax income from continuing operations of approximately $22.7 million for the three months ended March 31, 2022, based on the estimated annual effective tax rate of approximately 24.7%.

In accordance with ASC 740, “Accounting for Income Taxes”, the Company continues to evaluate the realizability of its net DTAs by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2022, the Company believes it is more likely than not that these DTAs will be realized.

The Company is subject to the continuous examination of our income tax returns by the IRS and other domestic tax authorities. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. The Company believes that it is reasonably possible that a decrease of up to $680,000 of unrecognized tax benefits related to state tax exposures may occur within the next twelve months.

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

On May 17, 2021, the Company entered into an Open Market Sale AgreementSM (the “Class D Sale Agreement”) with Jefferies under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”), through Jefferies as its sales agent. On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million. As of March 31, 2022, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

On October 29, 2021, Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc. and/or Catherine L. Hughes, Founder and Chairperson of Urban One, Inc., and/or their affiliates converted a total of 883,890 shares of Class C Common Stock into 883,890 shares of Class A Common Stock.

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. On March 7, 2022, the Board of the Company authorized and approved a share repurchase program for up to $25 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock over a period of 24 months.  Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).  As of March 31, 2022, the Company had $25 million remaining under its most recent and open authorization with respect to its Class A and Class D common stock.

Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three months ended March 31, 2022 and 2021, the Company did not repurchase any shares of Class A common stock or Class D common stock.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan and the 2019 Equity and Performance Incentive Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended March 31, 2022, the Company executed a Stock Vest Tax Repurchase of 2,649 shares of Class D Common Stock in the amount of $10,000 at an average price of $3.63 per share. During the three months ended March 31, 2021, the Company executed a Stock Vest Tax Repurchase of 495,296 shares of Class D Common Stock in the amount of $872,000 at an average price of $1.76 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. Since its original approval, from time to time, the Board of Directors adopted and as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of March 31, 2022, 5,884,252 shares of Class D common stock and 2,000,000 shares of Class A common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

On June 12, 2019, the Compensation Committee (“Compensation Committee”) of the Board of Directors of the Company awarded Catherine Hughes, Chairperson, 427,148 restricted shares of the Company’s Class D common stock, and stock options to purchase 189,843 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and vested on January 6, 2021.

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

Stock-based compensation expense for the three months ended March 31, 2022 and 2021, was $124,000 and $253,000, respectively.

The Company granted 6,887 stock options during the three months ended March 31, 2022 and granted 20,000 stock options during the three months ended March 31, 2021.

Transactions and other information relating to stock options for the three months ended March 31, 2022, are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2021	3,771,000	$2.18	5.68	$4,660,000
Grants	7,000	$3.63	—	—
Exercised	—	$—	—	—
Forfeited/cancelled/expired/settled	—	$—	—	—
Balance as of March 31, 2022	3,778,000	$2.18	5.44	$11,270,000
Vested and expected to vest at March 31, 2022	3,777,000	$2.18	5.44	$11,270,000
Unvested at March 31, 2022	11,000	$7.26	9.51	$—
Exercisable at March 31, 2022	3,767,000	$2.16	5.43	$11,270,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2022, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2022. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the three months ended March 31, 2022 and 2021. There were 16,795 options vested during the three months ended March 31, 2022 and 832,847 options vested during three months ended March 31, 2021.

As of March 31, 2022, $19,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three months. The weighted-average fair value per share of shares underlying stock options was $1.45 at March 31, 2022.

The Company granted 6,887 shares of restricted stock during the three months ended March 31, 2022 and granted 20,000 shares of restricted stock during the three months ended March 31, 2021.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2022, are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2021	76,000	$3.90
Grants	7,000	$3.63
Vested	(7,000)	$3.63
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2022	76,000	$3.90

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2022, $378,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the weighted-average period of six months.

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

Detailed segment data for the three months ended March 31, 2022 and 2021, is presented in the following tables:

	Three Months Ended
	March 31,
	2022	2021

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$31,493	$27,788
Reach Media	10,030	7,816
Digital	15,486	10,355
Cable Television	56,434	46,241
Corporate/Eliminations*	(1,094)	(760)
Consolidated	$112,349	$91,440

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$23,618	$23,329
Reach Media	6,196	5,174
Digital	10,864	8,053
Cable Television	26,147	21,521
Corporate/Eliminations	6,581	7,342
Consolidated	$73,406	$65,419

Depreciation and Amortization:
Radio Broadcasting	$815	$729
Reach Media	47	58
Digital	333	324
Cable Television	946	929
Corporate/Eliminations	264	224
Consolidated	$2,405	$2,264

Operating income (loss):
Radio Broadcasting	$7,060	$3,730
Reach Media	3,787	2,584
Digital	4,289	1,978
Cable Television	29,341	23,791
Corporate/Eliminations	(7,939)	(8,326)
Consolidated	$36,538	$23,757

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(1,094)	$(760)

Capital expenditures by segment are as follows:
Radio Broadcasting	$640	$261
Reach Media	21	1
Digital	225	326
Cable Television	383	38
Corporate/Eliminations	307	178
Consolidated	$1,576	$804

	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$621,887	$627,948
Reach Media	35,924	33,451
Digital	26,631	32,915
Cable Television	394,468	367,896
Corporate/Eliminations	205,725	198,898
Consolidated	$1,284,635	$1,261,108

8.    COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee (“RMLC”), an industry group which the Company is a part of, and BMI reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. Upon approval of the court of the BMI/RMLC agreement, the Company automatically became a party to the agreement and a license through December 31, 2021. See Note 9 – Subsequent Events. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026.  The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement providing for letter of credit capacity of up to $1.2 million. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of March 31, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit are issued under the agreement are required to be collateralized with cash. In addition, the Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

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

9.    SUBSEQUENT EVENTS:

On April 12, 2022, the RMLC announced that it had reached an interim licensing agreement with BMI. The radio industry’s previous agreement with BMI covering calendar years 2017 to 2021 expired December 31, 2021 (the “2017 Licensing Terms”), but the interim arrangement will keep the 2017 Licensing Terms in place until a new arrangement is agreed upon.  The Company is party to the interim arrangement and, therefore, will continue to operate under the 2017 Licensing Terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended
	March 31,
	2022	2021
Radio broadcasting segment	28.0%	30.4%

Reach Media segment	8.9%	8.5%

Digital segment	13.8%	11.3%

Cable television segment	50.2%	50.6%

Corporate/eliminations	(0.9)%	(0.8)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended
	March 31,
	2022	2021
Percentage of core radio business generated from local advertising	62.3%	60.5%

Percentage of core radio business generated from national advertising, including network advertising	35.8%	37.6%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart show our net revenue (and sources) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$39,127	$33,340	$5,787	17.4%
Political Advertising	532	780	(248)	(31.8)
Digital Advertising	15,482	10,353	5,129	49.5
Cable Television Advertising	30,414	20,702	9,712	46.9
Cable Television Affiliate Fees	25,970	25,486	484	1.9
Event Revenues & Other	824	779	45	5.8
Net Revenue (as reported)	$112,349	$91,440	$20,909	22.9%

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

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a)  Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for our online business as impressions are delivered, as “click throughs”, where applicable. Net revenue is recognized for our cable television business as advertisements are run, and during the term of the affiliation agreements at levels appropriate for the most recent subscriber counts reported by the affiliate, net of launch support.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2022	2021

Net revenue	$112,349	$91,440
Broadcast and digital operating income	48,403	36,394
Broadcast and digital operating income margin	43.1%	39.8%
Adjusted EBITDA	42,004	30,237
Net income attributable to common stockholders	$16,369	$7

The reconciliation of net income to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2022	2021

Consolidated net income attributable to common stockholders	$16,369	$7
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	(59)	(4)
Interest expense	15,927	18,045
Provision for (benefit from) income taxes	5,586	(10)
Corporate selling, general and administrative, excluding stock-based compensation	9,336	10,120
Stock-based compensation	124	253
Loss on retirement of debt	—	6,949
Other income, net	(1,986)	(1,684)
Depreciation and amortization	2,405	2,264
Noncontrolling interests in income of subsidiaries	701	454
Broadcast and digital operating income	$48,403	$36,394

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2022	2021

Adjusted EBITDA reconciliation:
Consolidated net income attributable to common stockholders, as reported	$16,369	$7
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	(59)	(4)
Interest expense	15,927	18,045
Provision for (benefit from) income taxes	5,586	(10)
Depreciation and amortization	2,405	2,264
EBITDA	$40,228	$20,302
Stock-based compensation	124	253
Loss on retirement of debt	—	6,949
Other income, net	(1,986)	(1,684)
Noncontrolling interests in income of subsidiaries	701	454
Casino chase costs	257	1,392
Employment Agreement Award, incentive plan award expenses and other compensation	579	597
Contingent consideration from acquisition	—	40
Severance-related costs	133	263
Cost method investment income from MGM National Harbor	1,968	1,671
Adjusted EBITDA	$42,004	$30,237

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021 (In thousands)

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Statements of Operations:
Net revenue	$112,349	$91,440	$20,909	22.9%
Operating expenses:
Programming and technical, excluding stock-based compensation	28,518	25,090	3,428	13.7
Selling, general and administrative, excluding stock-based compensation	35,428	29,956	5,472	18.3
Corporate selling, general and administrative, excluding stock-based compensation	9,336	10,120	(784)	(7.7)
Stock-based compensation	124	253	(129)	(51.0)
Depreciation and amortization	2,405	2,264	141	6.2
Total operating expenses	75,811	67,683	8,128	12.0
Operating income	36,538	23,757	12,781	53.8
Interest income	59	4	55	1,375.0
Interest expense	15,927	18,045	(2,118)	(11.7)
Loss on retirement of debt	—	6,949	(6,949)	(100.0)
Other income, net	(1,986)	(1,684)	302	17.9
Income before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	22,656	451	22,205	4,923.5
Provision for (benefit from) income taxes	5,586	(10)	5,596	55,960.0
Consolidated net income	17,070	461	16,609	3,602.8
Noncontrolling interests in income of subsidiaries	701	454	247	54.4
Net income attributable to common stockholders	$16,369	$7	$16,362	233,742.9%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$112,349	$91,440	$20,909	22.9%

During the three months ended March 31, 2022, we recognized approximately $112.3 million in net revenue compared to approximately $91.4 million during the same period in 2021. These amounts are net of agency and outside sales representative commissions. The increase in net revenue was due primarily to mitigation of the economic impacts of the COVID-19 pandemic which began in March 2020 and to increased demand for minority focused media.  Net revenues from our radio broadcasting segment for the three months ended March 31, 2022, increased 13.3% from the same period in 2021. Based on reports prepared by Miller Kaplan, the markets we operate in increased 14.3% in total revenues. We experienced net revenue improvements in all of our existing radio markets, with the exception of Atlanta and Philadelphia. Net revenue excluding political, from our radio broadcasting segment increased 13.9% compared to the same period in 2021. Reach Media’s net revenues increased 28.3% for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to increased demand. We recognized approximately $56.4 million and $46.2 million of revenue from our cable television segment during the three months ended March 31, 2022, and 2021, respectively, due primarily to both increased advertising and affiliate sales. Net revenue for our digital segment increased approximately $5.1 million for the three months ended March 31, 2022, compared to the same period in 2021 primarily from higher direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$28,518	$25,090	$3,428	13.7%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the three months ended March 31, 2022, compared to the same period in 2021 is primarily to higher expenses in our radio broadcasting, digital and cable television segments. Expenses in our cable television segment increased approximately $2.6 million for the three months ended March 31, 2022 compared to the same period in 2021 due primarily to higher content amortization expense.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$35,428	$29,956	$5,472	18.3%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Expenses in our digital segment increased approximately $2.4 million for the three months ended March 31, 2022, compared to the same period in 2021 due primarily to higher compensation costs, higher traffic acquisition costs and web services fees. Expenses in our Reach Media segment increased $981,000 for the three months ended March 31, 2022, compared to the same period in 2021 due primarily to higher affiliate station costs and higher bad debt expense. Finally, expenses in our cable television segment increased approximately $2.5 million for the three months ended March 31, 2022, compared to the same period in 2021 due primarily to higher compensation costs, research expenses and higher promotional and advertising expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$9,336	$10,120	$(784)	(7.7)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in expense was primarily due to a decrease in professional fees related to corporate development activities in connection with potential gaming and other similar business activities which was partially offset by an increase in software license fees.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$124	$253	$(129)	(51.0)%

The decrease in stock-based compensation for the three months ended March 31, 2022, compared to the same period in 2021, is primarily due to fewer grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$2,405	$2,264	$141	6.2%

Depreciation and amortization expense increased to approximately $2.4 million for the quarter ended March 31, 2022, compared to approximately $2.3 million for the quarter ended March 31, 2021.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$15,927	$18,045	$(2,118)	(11.7)%

Interest expense decreased to approximately $15.9 million for the three months ended March 31, 2022, compared to approximately $18.0 million for the same period in 2021, due to lower overall debt balances outstanding and lower average interest rates. As discussed above, on January 25, 2021, the Company closed on a new financing in the form of the 2028 Notes. The proceeds from the 2028 Notes were used to repay in full each of: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.

Loss on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$—	$6,949	$(6,949)	(100.0)%

As discussed above, upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the three months ended March 31, 2021 associated with the settlement of the 2028 Notes.

Other income, net

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$(1,986)	$(1,684)	$302	17.9%

Other income, net increased to approximately $2.0 million for the three months ended March 31, 2022, compared to approximately $1.7 million for the same period in 2021. We recognized other income in the amount of approximately $2.0 million and $1.7 million, for the three months ended March 31, 2022 and 2021, respectively, related to our MGM investment.

Provision for (benefit from) income taxes

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$5,586	$(10)	$5,596	55,960.0%

For the three months ended March 31, 2022, we recorded a provision for income taxes of approximately $5.6 million on pre-tax income from continuing operations of approximately $22.7 million which results in an effective tax rate of 24.7%. During the three months ended March 31, 2021, we recorded a benefit from income taxes of $10,000 on pre-tax income from continuing operations of $451,000 which results in an effective tax rate of -2.2%. This rate includes (26.8)% of tax related to excess tax benefits from restricted stock units.

Noncontrolling interests in income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2022	2021
$701	$454	$247	54.4%

The increase in noncontrolling interests in income of subsidiaries was due to higher net income recognized by Reach Media during the three months ended March 31, 2022, versus the same period in 2021.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $48.4 million for the three months ended March 31, 2022, compared to approximately $36.4 million for the comparable period in 2021, an increase of approximately $12.0 million or 33.0%. This increase was primarily due to higher broadcast and digital operating income at each of our segments. Our radio broadcasting segment generated approximately $7.9 million of broadcast and digital operating income during the three months ended March 31, 2022, compared to approximately $4.5 million during the three months ended March 31, 2021, an increase of approximately $3.4 million, primarily from higher net revenue. Reach Media generated approximately $4.5 million of broadcast and digital operating income during the three months ended March 31, 2022, compared to approximately $3.3 million during the three months ended March 31, 2021, with the increase primarily due to higher net revenues. Our digital segment generated approximately $4.6 million of broadcast and digital operating income during the three months ended March 31, 2022, compared to $2.3 million during the three months ended March 31,

2021, with the increase primarily due to higher net revenues, partially offset by higher selling, general and administrative expenses. Finally, TV One generated approximately $31.4 million of broadcast and digital operating income during the three months ended March 31, 2022, compared to approximately $26.3 million during the three months ended March 31, 2021, with the increase primarily due to higher net revenues, partially offset by higher programming and technical expenses and higher selling, general and administrative expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 43.1% for the three months ended March 31, 2022, compared to 39.8% for the comparable period in 2021. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility.  The Company’s cash, cash equivalents and restricted cash balance is approximately $166.4 million as of March 31, 2022.

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

As of March 31, 2022, no amounts were outstanding on our current asset-backed credit facility. Further, as we refinanced our debt structure in January 2021, we anticipate meeting our debt service requirements and obligations for the foreseeable future, including through one year from the date of issuance of our most recent consolidated financial statements. Our estimates however, remain subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of the COVID-19 pandemic on our business and the economy generally, the possibility of new variants of the coronavirus and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic.

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

On May 17, 2021, the Company entered into an Open Market Sale AgreementSM (the “Class D Sale Agreement”) with Jefferies under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”), through Jefferies as its sales agent. On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million.  As of March 31, 2022, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

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

The Current 2021 ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the Current 2021 ABL Facility and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

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

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2022:

		Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
	(In millions)
7.375% Senior Secured Notes, net of issuance costs (fixed rate)	$811.5	7.375%
PPP Loan	$7.5	1.0%
Asset-backed credit facility (variable rate)(1)	$—	—%
(1)	Subject to variable LIBOR or base rate plus a spread as defined in the agreement.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2022 and 2021, respectively:

	2022	2021

	(In thousands)
Net cash flows provided by operating activities	$15,734	$14,293
Net cash flows used in investing activities	$(1,576)	$(804)
Net cash flows used in financing activities	$(10)	$(30,060)

Net cash flows provided by operating activities were approximately $15.7 million and $14.3 million for the three months ended March 31, 2022 and 2021, respectively. Net cash flow from operating activities for the three months ended March 31, 2022 increased from the prior year. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $1.6 million and $804,000 for the three months ended March 31, 2022 and 2021, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $1.6 million and $804,000 for the three months ended March 31, 2022 and 2021, respectively.

Net cash flows used in financing activities were $10,000 compared to net cash flows used in financing activities of approximately $30.1 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2021, we repaid approximately $855.2 million in outstanding debt, respectively. During the three months ended March 31, 2021, we borrowed approximately $825.0 million on our 2028 Notes. During the three months ended March 31, 2021, we paid approximately $11.2 million in debt refinancing costs. We repurchased $10,000 and $872,000 of our Class D Common Stock during the three months ended March 31, 2022 and March 31, 2021, respectively. Finally, the Company received proceeds of approximately $12.1 million from the issuance of Class A Common Stock, net of fees paid during the quarter ended March 31, 2021.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2021, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2021.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2022, we had approximately $505.2 million in broadcast licenses and $223.4 million in goodwill, which totaled $728.6 million, and represented approximately 56.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

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

Valuation of Broadcasting Licenses

We did not identify any impairment indicators for the three months ended March 31, 2022 and 2021, and therefore, no interim impairment testing was performed.

Valuation of Goodwill

We did not identify any impairment indicators at any of our reportable segments for the three months ended March 31, 2022 and 2021, and therefore, no interim impairment testing was performed.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the quarter ended March 31, 2022, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

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

As of the quarter ended March 31, 2022, management continues to weigh the objectively verifiable evidence associated with its cumulative income or loss position over the most recent three-year period. The Company continues to have three years of rolling cumulative income. Management also considered the cumulative income includes non-deductible pre-tax expenditures that, while included in pre-tax earnings, are not a component of taxable income and therefore are not expected to negatively impact the Company's ability to realize the tax benefit of the DTAs in current or future years.

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

Indebtedness

As of March 31, 2022, we had approximately $825.0 million of our 2028 Notes outstanding and approximately $7.5 million outstanding on our PPP Loan within our corporate structure. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. See “Liquidity and Capital Resources.”

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”).  The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.  We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee (“RMLC”), an industry group which the Company is a part of, and BMI reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. Upon approval of the court of the BMI/RMLC agreement, the Company automatically became a party to the agreement and to a license with BMI through December 31, 2021. See Note 9 – Subsequent Events. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026.  The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next nine years.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of March 31, 2022:

	Payments Due by Period
	Remainder of					2027 and
Contractual Obligations	2022	2023	2024	2025	2026	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$45,633	$60,844	$60,844	$60,844	$60,844	$890,914	$1,179,923
PPP Loan (2)	56	75	75	75	7,542	—	7,823
Other operating contracts/agreements (3)	74,435	31,247	23,779	20,818	9,927	11,364	171,570
Operating lease obligations	10,028	11,478	10,248	5,530	3,228	5,510	46,022
Total	$130,152	$103,644	$94,946	$87,267	$81,541	$907,788	$1,405,338
(1)	Includes interest obligations based on interest rates on senior secured notes outstanding as of March 31, 2022.
(2)	Includes interest obligations on PPP Loan outstanding as of March 31, 2022.
(3)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $95.3 million has not been recorded on the balance sheet as of March 31, 2022, as it does not meet recognition criteria. Approximately $18.5 million relates to certain commitments for content agreements for our cable television segment, approximately $29.1 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement providing for letter of credit capacity of up to $1.2 million. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of March 31, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Urban One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  Our exposure related to market risk has not changed materially since December 31, 2021.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2021 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

War in the Ukraine

Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for companies, including us, to obtain additional funds, as well as further disrupting the supply chain.  Any of the foregoing factors could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows as such impacts could affect the demand for advertising. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict but could be substantial.

Increases in interest rates and the reduced availability of financing for consumer products may impact the demand for advertising.

In general, demand for certain consumer products may be adversely affected by increases in interest rates and the reduced availability of financing. Also, trends in the financial industry which influence the requirements used by lenders to evaluate potential consumers can result in reduced availability of financing. If interest rates or lending requirements increase and consequently, the ability of prospective consumers to finance purchases of products is adversely affected, the demand for advertising may also be adversely impacted and the impact may be material.  In addition, our borrowing costs could be impacted, and such cost changes could reduce the expected returns on certain of our corporate development and other investment opportunities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

May 9, 2022