Form 10-Q
period 2022-06-30
URBAN ONE, INC.
filed 2022-08-12
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2022
Class A Common Stock, $.001 Par Value	9,104,726
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	32,768,182

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

●	public health crises, epidemics and pandemics such as the ongoing COVID-19 pandemic and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;
●	recession, economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers, including as a result of the ongoing COVID-19 pandemic, the war in Ukraine, actions taken by the Federal Reserve, and any similar future occurrences;
●	the extent of the impact of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Houston; and Washington, DC), including the duration, spread, severity, and the impact of any variants, the duration and scope of any related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for advertising across our various media;
●	local, regional, national, and international economic conditions that have fluctuated and/or deteriorated as a result of the COVID-19 pandemic, including the risks of a global recession or a recession in one or more of our key markets, the impact that these economic conditions may have on us and our customers, and our assessment of that impact;
●	our high degree of leverage, certain cash commitments related thereto, and potential inability to finance strategic transactions given fluctuations in market conditions;
●	recession and fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Houston; and Washington, DC) could negatively impact our ability to meet our cash needs;
●	risks associated with the implementation and execution of our business diversification strategy, including our strategic actions with respect to expansion into gaming;
●	risks associated with our investments in gaming business that are managed or operated by persons not affiliated with us and over which we have little or no control;
●	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

●	regulation by certain gaming commissions relative to maintaining our interests, or our creditors’ ability to foreclose on collateral that includes our interests in, in any gaming licenses, joint ventures or other gaming and casino investments;
●	changes in our key personnel and on-air talent;
●	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;
●	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;
●	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;
●	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
●	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;
●	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
●	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2021.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
	(In thousands, except share data)		(In thousands, except share data)

NET REVENUE	$118,810	$107,593	$231,159	$199,033
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $0 and $4, and $0 and $10, respectively	28,351	26,517	56,869	51,613
Selling, general and administrative, including stock-based compensation of $0 and $0, and $0 and $31, respectively	35,346	31,510	70,774	61,497
Corporate selling, general and administrative, including stock-based compensation of $336 and $168, and $460 and $384, respectively	11,864	9,321	21,324	19,657
Depreciation and amortization	2,481	2,325	4,886	4,589
Impairment of long-lived assets	16,933	—	16,933	—
Total operating expenses	94,975	69,673	170,786	137,356
Operating income	23,835	37,920	60,373	61,677
INTEREST INCOME	—	168	59	172
INTEREST EXPENSE	15,886	15,853	31,813	33,898
(GAIN) LOSS ON RETIREMENT OF DEBT	(1,855)	—	(1,855)	6,949
OTHER INCOME, net	(9,725)	(2,362)	(11,711)	(4,046)
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	19,529	24,597	42,185	25,048
PROVISION FOR INCOME TAXES	3,725	6,119	9,311	6,109
CONSOLIDATED NET INCOME	15,804	18,478	32,874	18,939
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	770	612	1,471	1,066
CONSOLIDATED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,034	$17,866	$31,403	$17,873

BASIC NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.30	$0.36	$0.62	$0.36

DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.28	$0.33	$0.57	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,806,346	49,789,892	50,994,612	49,124,056
Diluted	54,658,543	53,780,918	54,871,963	53,186,619

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)

COMPREHENSIVE INCOME	$15,804	$18,478	$32,874	$18,939
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	770	612	1,471	1,066
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,034	$17,866	$31,403	$17,873

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,030	$132,245
Restricted cash	19,973	19,973
Trade accounts receivable, net of allowance for doubtful accounts of $8,314 and $8,743, respectively	123,998	127,446
Prepaid expenses	4,030	2,967
Current portion of content assets	31,993	25,883
Other current assets	8,037	4,760
Total current assets	311,061	313,274
CONTENT ASSETS, net	65,053	60,155
PROPERTY AND EQUIPMENT, net	26,913	26,291
GOODWILL	219,077	223,402
RIGHT OF USE ASSETS	34,149	38,044
RADIO BROADCASTING LICENSES	489,340	505,148
OTHER INTANGIBLE ASSETS, net	61,508	50,159
ASSETS HELD FOR SALE	3,200	—
OTHER ASSETS	44,463	44,635
Total assets	$1,254,764	$1,261,108
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,819	$14,588
Accrued interest	24,648	25,458
Accrued compensation and related benefits	7,272	10,960
Current portion of content payables	21,628	18,972
Current portion of lease liabilities	9,933	10,072
Other current liabilities	31,345	26,421
Total current liabilities	109,645	106,471
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	787,381	818,616
CONTENT PAYABLES, net of current portion	3,962	2,865
LONG-TERM LEASE LIABILITIES	26,900	31,228
OTHER LONG-TERM LIABILITIES	37,555	28,320
DEFERRED TAX LIABILITIES, net	11,070	2,473
Total liabilities	976,513	989,973
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	18,690	17,015

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,104,916 shares issued and outstanding as of June 30, 2022 and December 31, 2021	9	9
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2022 and December 31, 2021	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 and 2,045,016 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 32,755,317 and 37,324,737 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	33	37
Additional paid-in capital	994,678	1,020,636
Accumulated deficit	(735,164)	(766,567)
Total stockholders’ equity	259,561	254,120
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,254,764	$1,261,108

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Convertible	Common	Common	Common	Common	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Capital	Deficit	Equity

	(In thousands, except share data)
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$1,020,636	$(766,567)	$254,120
Consolidated net income	—	—	—	—	—	—	31,403	31,403
Stock-based compensation expense	—	—	—	—	—	460	—	460
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	(24,665)		(24,669)
Exercise of options for 60,240 shares of common stock	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(1,803)	—	(1,803)
BALANCE, as of June 30, 2022	$—	$9	$3	$2	$33	$994,678	$(735,164)	$259,561

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$32,874	$18,939

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,886	4,589
Amortization of debt financing costs	1,005	1,296
Amortization of content assets	20,341	18,575
Amortization of launch assets	1,897	668
Bad debt expense	(35)	134
Deferred income taxes	8,597	6,108
Amortization of right of use assets	4,330	3,851
Non-cash lease liability expense	2,038	2,066
Non-cash interest expense	—	158
Impairment of long-lived assets	16,933	—
Stock-based compensation	460	425
Non-cash fair value adjustment of Employment Agreement Award	1,482	1,508
Non-cash income on PPP loan forgiveness	(7,575)	—
(Gain) loss on retirement of debt	(1,855)	6,949
Gain on asset exchange agreement	—	404

Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	3,483	2,260
Prepaid expenses and other current assets	(394)	(1,285)
Other assets	(698)	(8,512)
Accounts payable	231	1,388
Accrued interest	(810)	18,397
Accrued compensation and related benefits	(3,688)	(5,597)
Other liabilities	(7,283)	235
Payment of launch support	(5,000)	—
Payments for content assets	(27,595)	(21,064)
Net cash flows provided by operating activities	43,624	51,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,871)	(2,454)
Proceeds from sale of broadcasting assets	—	8,000
Net cash flows (used in) provided by investing activities	(3,871)	5,546
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	—	(317,332)
Proceeds from issuance of Class A common stock, net of fees	—	33,282
Repayment of 2018 credit facility	—	(129,935)
Proceeds from exercise of stock options	50	315
Repurchase of 2028 Notes	(22,750)	—
Payment of dividends to noncontrolling interest members of Reach Media	(1,599)	—
Repurchase of common stock	(24,669)	(905)
Proceeds from 2028 Notes	—	825,000
Proceeds from PPP Loan	—	7,505
Debt refinancing costs	—	(11,157)
Repayment of MGM National Harbor Loan	—	(57,889)
Repayment of 7.375% Notes	—	(2,984)
Repayment of 8.75% Notes	—	(347,016)
Net cash flows used in financing activities	(48,968)	(1,116)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,215)	55,922
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,218	73,858
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$143,003	$129,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$31,543	$14,048
Income taxes, net of refunds	$698	$782

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Assets acquired under Audacy asset exchange	$—	$28,193
Liabilities recognized under Audacy asset exchange	$—	$2,669
Right of use asset and lease liability additions	$435	$4,935
Non-cash launch addition	$13,750	$—
Adjustment of redeemable noncontrolling interests to estimated redemption value	$1,803	$1,425

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of June 30, 2022, we owned and/or operated 64 independently formatted, revenue producing broadcast stations (including 54 FM or AM stations, 8 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

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

Financial instruments as of June 30, 2022 and December 31, 2021, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2022 and December 31, 2021, except for the Company’s long-term debt. On June 1, 2021, the Company borrowed approximately $7.5 million on a new PPP loan (as defined in Note 4 – Long-Term Debt). During the three months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million. The PPP Loan had a carrying value of approximately $7.5 million and fair value of approximately $7.5 million as of December 31, 2021. The fair value of the PPP Loan, classified as a Level 2 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. On January 25, 2021, the Company borrowed $825 million in aggregate principal amount of senior secured notes due February 2028 (the “2028 Notes”). The 7.375% 2028 Notes had a carrying value of approximately $800.0 million and fair value of approximately $684.0 million as of June 30, 2022, and had a carrying value of approximately $825.0 million and fair value of approximately $851.8 million as of December 31, 2021. The fair values of the 2028 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. There was no balance outstanding on the Company’s asset-backed credit facility as of June 30, 2022 and December 31, 2021.

(d)	Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In general, our spot advertising (both radio and cable television) as well as our digital advertising continues to be recognized when aired and delivered. For our cable television affiliate revenue, the Company grants a license to the affiliate to access its television programming content through the license period, and the Company earns a usage based royalty when the usage occurs. Finally, for event advertising, the performance obligation is satisfied at a point in time when the activity associated with the event is completed.

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $4.4 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively. Agency and outside sales representative commissions were approximately $8.0 million and $7.6 million for the six months ended June 30, 2022 and 2021, respectively.

Within our digital segment, including Interactive One, which generates the majority of the Company’s digital revenue, revenue is principally derived from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized at a point in time either as impressions (the number of times advertisements appear in viewed pages) are delivered or when “click through” purchases are made, where applicable. In addition, Interactive One derives revenue from its affiliate partners, in which it provides third-party clients with services including digital platforms and related expertise. Revenue is recognized primarily as a share of the third party’s reported revenue.

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue at a point in time when the advertisements are run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $5.3 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively. Agency and outside sales representative commissions were approximately $10.5 million and $8.2 million for the six months ended June 30, 2022 and 2021, respectively.

Revenue by Contract Type

The following chart shows our net revenue (and sources) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$44,518	$42,605	$83,645	$75,944
Political Advertising	1,839	500	2,371	1,280
Digital Advertising	17,881	15,016	33,363	25,369
Cable Television Advertising	29,120	22,968	59,535	43,670
Cable Television Affiliate Fees	24,318	25,396	50,288	50,883
Event Revenues & Other	1,134	1,108	1,957	1,887
Net Revenue (as reported)	$118,810	$107,593	$231,159	$199,033

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income, reserve for audience deficiency and unearned event income) that are not separately stated in our consolidated balance sheets at June 30, 2022, December 31, 2021 and June 30, 2021 were as follows:

	June 30, 2022	December 31, 2021	June 30, 2021
	(Unaudited)		(Unaudited)
	(In thousands)
Contract assets:
Unbilled receivables	$10,470	$10,735	$8,540

Contract liabilities:
Customer advances and unearned income	$7,708	$7,494	$5,252
Reserve for audience deficiency	7,050	6,020	6,478
Unearned event income	379	—	6,118

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

For customer advances and unearned income as of January 1, 2022, $550,000 and approximately $2.0 million, was recognized as revenue during the three and six months ended June 30, 2022, respectively. For customer advances and unearned income as of January 1, 2021, $545,000 and approximately $2.6 million was recognized as revenue during the three and six months ended June 30, 2021, respectively. For unearned event income, no revenue was recognized during the six months ended June 30, 2022 and June 30, 2021.

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

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. For the three and six months ended June 30, 2022, the Company paid approximately $5.0 million for carriage initiation.  For the six months ended June 30, 2022, there was non-cash launch support additions of approximately $13.8 million for carriage initiation that will be paid in cash in future periods. The Company did not pay any launch support for carriage initiation during the three and six months ended June 30, 2021. The weighted-average amortization period for launch support is approximately 8.1 years as of June 30, 2022, and approximately 7.1 years as of December 31, 2021. The remaining weighted-average amortization period for launch support is 4.3 years and 3.3 years as of June 30, 2022 and December 31, 2021, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended June 30, 2022 and 2021, launch support asset amortization of approximately $1.1 million and $105,000, respectively, was recorded as a reduction of revenue, and $232,000 and $229,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. For the six months ended June 30, 2022 and 2021, launch support asset amortization of approximately $1.5 million and $211,000, respectively, was recorded as a reduction of revenue, and $371,000 and $457,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2022 and 2021, barter transaction revenues were $570,000 and $440,000, respectively. Additionally, for the three months ended June 30, 2022 and 2021, barter transaction costs were reflected in programming and technical expenses of $404,000 and $302,000, respectively, and selling, general and administrative expenses of $166,000 and $138,000, respectively. For the six months ended June 30, 2022 and 2021, barter transaction revenues were $904,000 and $889,000, respectively. Additionally, for the six months ended June 30, 2022 and 2021, barter transaction costs were reflected in programming and technical expenses of $573,000 and $614,000, respectively, and selling, general and administrative expenses of $331,000 and $275,000, respectively.

(g)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock (Classes A, B, C and D) outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. The Company’s potentially dilutive securities include stock options and unvested restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect. The amount of earnings per share pertains to each of our classes of common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Company’s Amended and Restated Certificate of Incorporation.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Numerator:
Net income attributable to common stockholders	$15,034	$17,866	$31,403	$17,873
Denominator:
Denominator for basic net income per share - weighted average outstanding shares	50,806,346	49,789,892	50,994,612	49,124,056
Effect of dilutive securities:
Stock options and restricted stock	3,852,197	3,991,026	3,877,351	4,062,563
Denominator for diluted net income per share - weighted-average outstanding shares	54,658,543	53,780,918	54,871,963	53,186,619

Net income attributable to common stockholders per share – basic	$0.30	$0.36	$0.62	$0.36
Net income attributable to common stockholders per share – diluted	$0.28	$0.33	$0.57	$0.34

(h)	Fair Value Measurements

We report our financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

As of June 30, 2022, and December 31, 2021, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(Unaudited)
	(In thousands)
As of June 30, 2022
Liabilities subject to fair value measurement:
Employment agreement award (a)	$29,675	—	—	$29,675
Total	$29,675	$—	$—	$29,675

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$18,690	$—	$—	$18,690

As of December 31, 2021
Liabilities subject to fair value measurement:
Employment agreement award (a)	$28,193	—	—	$28,193
Total	$28,193	$—	$—	$28,193

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$17,015	$—	$—	$17,015
(a)	Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis). The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2014, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.
(b)	The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2022. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30 2022:

	Employment	Redeemable
	Agreement	Noncontrolling
	Award	Interests

	(In thousands)

Balance at December 31, 2021	$28,193	$17,015
Net income attributable to noncontrolling interests	—	1,471
Dividends paid to noncontrolling interests	—	(1,599)
Change in fair value	1,482	1,803
Balance at June 30, 2022	$29,675	$18,690

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$(1,482)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three and six months ended June 30, 2022 and 2021.

			As of	As of
			June 30,	December 31,
		Significant	2022	2021

		Unobservable	Significant Unobservable
Level 3 liabilities	Valuation Technique	Inputs	Input Value
Employment agreement award	Discounted Cash Flow	Discount Rate	10.5%	9.5%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	0.5%	0.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.5%	11.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	0.4%	0.4%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. For the three and six months ended June 30, 2022, the Company recorded an impairment charge of approximately $4.3 million related to its Atlanta market goodwill balance, and also an impairment charge of approximately $12.6 million associated with our Atlanta, Dallas, Houston, Indianapolis, and Raleigh market radio broadcasting licenses. The Company concluded these assets were not impaired during the six months ended June 30, 2021.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

	(Unaudited)				(Unaudited)
	(Dollars In thousands)				(Dollars In thousands)
Operating Lease Cost (Cost resulting from lease payments)	$3,169		$3,335		$6,414		$6,549
Variable Lease Cost (Cost excluded from lease payments)	10		10		20		20
Total Lease Cost	$3,179		$3,345		$6,434		$6,569

Operating Lease - Operating Cash Flows (Fixed Payments)	$3,503		$3,419		$7,006		$6,750
Operating Lease - Operating Cash Flows (Liability Reduction)	$2,479		$2,248		$4,928		$4,422

Weighted Average Lease Term - Operating Leases	4.68	years	5.24	years	4.68	years	5.24	years
Weighted Average Discount Rate - Operating Leases	11.00%		11.00%		11.00%		11.00%

As of June 30, 2022, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining six months ending December 31, 2022	$6,829
2023	11,886
2024	10,773
2025	6,033
2026	3,723
Thereafter	8,189
Total future lease payments	47,433
Imputed interest	10,600
Total	$36,833

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis and our MGM investment is included in other assets on the consolidated balance sheets. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. We recognized distribution income in the amount of approximately $2.1 million and $1.9 million, for the three months ended June 30, 2022 and 2021, respectively, and approximately $4.1 million and $3.6 million, for the six months ended June 30, 2022 and 2021, respectively, which is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review. The Company reviewed the investment and concluded that no impairment to the carrying value was required. There has been no impairment of the investment to date.

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

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company did not record any impairment or additional amortization expense as a result of evaluating its contracts for impairment for the six months ended June 30, 2022 and 2021. Impairment and amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(n)	Employment Agreement Award

As discussed, in footnote 1(h), the Company accounts for the Employment Agreement Award at fair value. The Company estimated the fair value of the award at June 30, 2022, and December 31, 2021, to be approximately $29.7 million and $28.2 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was $903,000 and $911,000 for the three months ended June 30, 2022, and 2021, respectively, and was approximately $1.5 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2023, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of June 30, 2022, the Foundation owed Reach Media $255,000 and as of December 31, 2021, Reach Media owed the Foundation $41,000 under the agreements for the operation of the cruises.  No cruise will sail in 2022; however, packages are currently being sold for the Fantastic Voyage® for 2023.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of June 30, 2022 and December 31, 2021, the Foundation owed $6,000 and $4,000, respectively, to Reach Media.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization. During the three months ended June 30, 2022 and 2021, the Company incurred expense of $607,000 and $908,000, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred expense of approximately $1.5 million and $1.9 million, respectively.  As of June 30, 2022 and December 31, 2021, the Company owed BMI $621,000 and $423,000, respectively.

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

On June 13, 2022, the Company announced it had signed a definitive asset purchase agreement with Emmis Communications to purchase its Indianapolis Radio Cluster. Under the terms of the agreement, Urban One will acquire WYXB (B105.7FM), WLHK (97.1FM), WIBC (93.1FM), translators W228CX and W298BB (The Fan 93.5FM and 107.5FM), and Network Indiana. The Company noted that the transaction price was $25 million.

In anticipation of the transaction, the Company will sell its WHHH radio broadcasting license along with the intellectual property related to WNOW to a third party for approximately $3.2 million. Both the acquisition and disposition are subject to FCC approval and other customary closing conditions, anticipated in the third quarter of 2022. Emmis will continue to operate its stations and Urban One will continue to operate WHHH until the transaction closes. The identified assets, with a combined carrying value of approximately $3.2 million, have been classified as held for sale in the consolidated balance sheet at June 30, 2022. The major category of the assets held for sale include radio broadcasting licenses in the amount of approximately $3.2 million.

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

Valuation of Broadcasting Licenses

During the second quarter of 2022, there was slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses. During the three and six months ended June 30, 2022, the Company recorded a non-cash impairment charge of approximately $10.7 million associated with our Atlanta, Dallas, Houston, and Raleigh radio market broadcasting licenses, of which approximately $3.7 million relates to periods ending prior to January 1, 2022. Accordingly, the Company recorded an out-of-period non-cash impairment charge of approximately $3.7 million during the three months ended June 30, 2022. The fair value of the radio broadcasting licenses were overstated by approximately $1.1 million, $2.8 million, and $2.1 million as of December 31, 2019, March 31, 2020, and December 31, 2021, respectively, and understated by approximately $2.3 million as of September 30, 2020. The Company determined that the errors were not material to any previous period and that correcting the error in the three-month and six-month periods ended June 30, 2022 would not materially misstate estimated net revenue or pre-tax income for the full year, as of and for the period ended December 31, 2022, or the earnings trend and therefore can be corrected in the current period. In addition, we recorded an impairment charge of approximately $1.9 million associated with the estimated asset sale consideration for one of our Indianapolis radio broadcasting licenses. We did not identify any impairment indicators for the six months ended June 30, 2021, and, therefore, no interim impairment testing was performed.

Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarter ended June 30, 2022.

Radio Broadcasting	June 30,
Licenses	2022 (a)
Impairment charge (in millions)	$12.6 (*)
Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	1.4% – 1.8%
Long-term Market Revenue Growth Rate Range	0.7% – 1.0%
Mature Market Share Range	6.2% – 23.2%
Mature Operating Profit Margin Range	28.3% – 36.1%

(a)Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(*)Includes an impairment charge whereby the license fair value is based on estimated asset sale consideration.

Valuation of Goodwill

During the three and six months ended June 30, 2022, the Company recorded a non-cash impairment charge of approximately $4.3 million to reduce the carrying value of our Atlanta market goodwill balance. We did not identify any impairment indicators at any of our other reporting units for the three months ended June 30, 2022. We did not identify any impairment indicators at any of our reporting units for the six months ended June 30, 2021, and therefore, no interim impairment testing was performed.

As noted above, during the quarter ended June 30, 2022, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended June 30, 2022.

Goodwill (Radio Market	June 30,
Reporting Units)	2022 (a)
Impairment charge (in millions)	$4.3
Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	(2.5)% - 1.5%
Long-term Market Revenue Growth Rate Range	0.7% – 1.0%
Mature Market Share Range	10.4% – 15.5%
Mature Operating Profit Margin Range	19.5% – 32.9%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio	Reach		Cable
	Broadcasting	Media	Digital	Television
	Segment	Segment	Segment	Segment	Total

	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	(4,325)	—	—	—	(4,325)
Accumulated impairment losses	(117,748)	(16,114)	(20,345)	—	(154,207)
Audacy asset exchange	(470)	—	—	—	(470)
Net goodwill at June 30, 2022	$32,457	$14,354	$7,222	$165,044	$219,077

4.    LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
	(In thousands)
7.375% Senior Secured Notes due February 2028	$800,000	$825,000
PPP Loan	—	7,505
Total debt	800,000	832,505
Less: current portion of long-term debt	—	—
Less: original issue discount and issuance costs	12,619	13,889
Long-term debt, net	$787,381	$818,616

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

The associated debt issuance costs in the amount of approximately $15.4 million is reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs is charged to interest expense for all periods presented.

The amount of deferred financing costs included in interest expense for all instruments, for the three months ended June 30, 2022 and 2021, was $504,000 and $471,000, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the six months ended June 30, 2022 and 2021, was approximately $1.0 million and $1.3 million, respectively. The Company’s effective interest rate for 2022 is 7.83% and for 2021 was 7.96%.

During the quarter ended June 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par. The Company recorded a net gain on retirement of debt of approximately $1.9 million for the quarter ended June 30, 2022.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.

PPP Loan

On January 29, 2021, the Company submitted an application for participation in the second round of the Paycheck Protection Program loan program (“PPP”). On June 1, 2021, the Company received proceeds of approximately $7.5 million. During the three months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million. The loan bore interest at a fixed rate of 1% per year and was not changed during the life of the loan. The loan was scheduled to mature June 1, 2026.

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

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current 2021 ABL Facility”). The Current 2021 ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current 2021 ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current 2021 ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. On closing of the Current 2021 ABL Facility, the 2016 ABL Facility was terminated on February 19, 2021.  As of June 30, 2022, there was no balance outstanding on the Current 2021 ABL Facility.

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

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement providing for letter of credit capacity of up to $1.2 million. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of June 30, 2022, the Company had letters of credit totaling

$871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit are issued under the agreement are required to be collateralized with cash. In addition, the Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of June 30, 2022, are as follows:

7.375% Senior
Secured Notes due
	February 2028	Total

(In thousands)
July - December 2022	$—	$—
2023	—	—
2024	—	—
2025	—	—
2026	—	—
2027 and thereafter	800,000	800,000
Total Debt	$800,000	$800,000

5.    INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $9.3 million on pre-tax income from continuing operations of approximately $42.2 million for the six months ended June 30, 2022, which results in an effective tax rate of approximately 22.1%. This rate is based on the estimated annual effective tax rate of approximately 27.1%, and discrete tax benefits of approximately $2.1 million primarily related to non-taxable income forgiveness of the PPP Loan.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net DTAs by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2022, the Company believes it is more likely than not that these DTAs will be realized.

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

6.    STOCKHOLDERS’ EQUITY:

On June 16, 2020, the Company’s Board of Directors authorized an amendment (the “Potential Amendment”) of Urban One's certificate of incorporation to effect a reverse stock split across all classes of common stock by a ratio of not less than one-for-two and not more than one-for-fifty at any time prior to December 31, 2021, with the exact ratio to be set at a whole number within this range as determined by our board of directors in its discretion. The Company’s shareholders approved the Potential Amendment at the annual meeting of the shareholders June 16, 2020. The Company did not act on the Potential Amendment but may do so in the future as determined by our board of directors in its discretion.  On June 23, 2021, the Company’s Board of Directors authorized an amendment of the Urban One 2019 Equity and Performance Incentive Plan to increase the number of shares available for grant and to provide the grant of Class A as well as Class D shares. The amendment was approved by the Company’s shareholders and added 5,519,575 shares of Class D Shares and added 2,000,000 Class A Shares.

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

On January 19, 2021, the Company completed its 2020 ATM Program, sold an additional 1,465,826 shares for an aggregate of 4,325,102 Class A shares sold through the 2020 ATM Program, receiving gross proceeds of approximately $25.0 million and net proceeds of approximately $24.0 million for the program (inclusive of the $14.7 million sold during the year ended December 31, 2020). On January 27, 2021, the Company entered into a new 2021 Open Market Sale Agreement (the “2021 Sale Agreement”) with Jefferies under which the Company could sell up to an additional $25.0 million of Class A Shares, through Jefferies as its sales agent. During the three months ended March 31, 2021, the Company issued and sold an aggregate of 420,439 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.8 million, after deducting commissions to Jefferies and other offering expenses. During the three months ended June 30, 2021, the Company issued and sold an aggregate of 1,893,126 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $22.0 million and net proceeds of approximately $21.2 million, after deducting commissions to Jefferies and other offering expenses which completed its 2021 ATM Program.

On May 17, 2021, the Company entered into an Open Market Sale AgreementSM (the “Class D Sale Agreement”) with Jefferies under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”), through Jefferies as its sales agent. On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million. As of June 30, 2022, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

On October 29, 2021, Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc. and/or Catherine L. Hughes, Founder and Chairperson of Urban One, Inc., and/or their affiliates converted a total of 883,890 shares of Class C Common Stock into 883,890 shares of Class A Common Stock.

Stock Repurchase Program

From time to time, the Company’s Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. On March 7, 2022, the Board of the Company authorized and approved a share repurchase program for up to $25 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock over a period of 24 months.  Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. During the three and six months ended June 30, 2022, the Company repurchased 4,665,589 shares of Class D common stock in the amount of approximately $24.6 million at an average price of $5.26 per share and did not repurchase any Shares of Class A common stock. As of June 30, 2022, the Company had $439,000 remaining under its most recent and open authorization with respect to its Class A and Class D common stock. During the three and six months ended June 30, 2021, the Company did not repurchase any shares of Class A common stock or Class D common stock.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). As of May 21, 2019, the 2019 Equity and Performance Incentive Plan will be used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan and the 2019 Equity and Performance Incentive Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended June 30, 2022, the Company executed a Stock Vest Tax Repurchase of 16,181 shares of Class D Common Stock in the amount of $91,000 at an average price of $5.64 per share. During the three months ended June 30, 2021, the Company executed a Stock Vest Tax Repurchase of 14,051 shares of Class D Common Stock in the amount of $33,000 at an average price of $2.36 per share. During the six months ended June 30, 2022, the Company executed a Stock Vest Tax Repurchase of 18,830 shares of Class D Common Stock in the amount of $101,000 at an average price of $5.36 per share. During the six months ended June 30, 2021, the Company executed a Stock Vest Tax Repurchase of 509,347 shares of Class D Common Stock in the amount of $904,000 at an average price of $1.78 per share.

Stock Option and Restricted Stock Grant Plan

Our 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. On April 13, 2015, the Board of Directors adopted, and our stockholders approved on June 2, 2015, an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. Our new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which is funded with 5,500,000 shares of Class D Common Stock. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of June 30, 2022, 5,836,380 shares of Class D common stock and 2,000,000 shares of Class A common stock were available for grant under the 2019 Equity and Performance Incentive Plan.

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

Stock-based compensation expense for the three months ended June 30, 2022 and 2021, was $336,000 and $172,000, respectively and for the six months ended June 30, 2022 and 2021, was $460,000 and $425,000, respectively.

The Company granted 6,887 stock options during the three and six months ended June 30, 2022, did not grant any stock options during the three months ended June 30, 2021, and granted 20,000 stock options during the six months ended June 30, 2021.

Transactions and other information relating to stock options for the six months ended June 30, 2022, are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2021	3,771,000	$2.18	5.68	$4,660,000
Grants	7,000	$3.63	—	—
Exercised	(60,000)	$0.83	—	—
Forfeited/cancelled/expired/settled	—	$—	—	—
Balance as of June 30, 2022	3,718,000	$2.20	5.28	$7,794,000
Vested and expected to vest at June 30, 2022	3,717,000	$2.20	5.28	$7,794,000
Unvested at June 30, 2022	11,000	$7.26	9.26	$—
Exercisable at June 30, 2022	3,707,000	$2.19	5.27	$7,794,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2022, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2022. This amount changes based on the fair market value of the Company’s stock.

There were 60,240 options exercised during the three and six months ended June 30, 2022 and there were 197,256 options exercised during the three and six months ended June 30, 2021. No options vested during the three months ended June 30, 2022 and June 30, 2021. There were 16,795 options vested during the six months ended June 30, 2022 and 832,847 options vested during six months ended June 30, 2021.

As of June 30, 2022, $3,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of less than one month. The weighted-average fair value per share of shares underlying stock options was $1.46 at June 30, 2022.

The Company granted 54,759 shares of restricted stock during the three and six months ended June 30, 2022 and granted 62,373 shares of restricted stock during the three and six months ended June 30, 2021.

On July 6, 2021, each of the four non-executive directors received 9,671 shares of restricted stock or $50,000 worth of restricted stock based upon the closing price of the Company's Class D common stock on July 6, 2021. The restricted stock grants for the non-executive directors vest over a two-year period in equal 50% installments. See Note 9 – Subsequent Events.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2022, are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2021	76,000	$3.90
Grants	55,000	$5.39
Vested	(82,000)	$4.51
Forfeited/cancelled/expired	—	$—
Unvested at June 30, 2022	49,000	$4.56

Restricted stock grants were and are included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2022, $45,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of five months.

7.    SEGMENT INFORMATION:

The Company has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the related activities and operations of our syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of the Company’s cable TV operation, including results of operations of TV One and CLEO TV. Corporate/Eliminations represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

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

Detailed segment data for the three and six months ended June 30, 2022 and 2021, is presented in the following tables:

	Three Months Ended
	June 30,
	2022	2021

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$37,192	$35,465
Reach Media	11,092	9,414
Digital	17,881	15,129
Cable Television	53,449	48,461
Corporate/Eliminations*	(804)	(876)
Consolidated	$118,810	$107,593

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$25,538	$22,369
Reach Media	6,279	6,002
Digital	10,218	8,800
Cable Television	25,551	23,550
Corporate/Eliminations	7,975	6,627
Consolidated	$75,561	$67,348

Depreciation and Amortization:
Radio Broadcasting	$825	$792
Reach Media	46	53
Digital	332	315
Cable Television	952	937
Corporate/Eliminations	326	228
Consolidated	$2,481	$2,325

Impairment of Long-Lived Assets:
Radio Broadcasting	$16,933	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$16,933	$—

Operating income (loss):
Radio Broadcasting	$(6,104)	$12,304
Reach Media	4,767	3,359
Digital	7,331	6,014
Cable Television	26,946	23,974
Corporate/Eliminations	(9,105)	(7,731)
Consolidated	$23,835	$37,920

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(804)	$(876)

Capital expenditures by segment are as follows:
Radio Broadcasting	$616	$966
Reach Media	153	31
Digital	410	246
Cable Television	233	144
Corporate/Eliminations	883	263
Consolidated	$2,295	$1,650

	Six Months Ended
	June 30,
	2022	2021

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$68,684	$63,253
Reach Media	21,123	17,230
Digital	33,367	25,484
Cable Television	109,883	94,703
Corporate/Eliminations*	(1,898)	(1,637)
Consolidated	$231,159	$199,033

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$49,156	$45,698
Reach Media	12,475	11,176
Digital	21,082	16,853
Cable Television	51,698	45,071
Corporate/Eliminations	14,556	13,969
Consolidated	$148,967	$132,767

Depreciation and Amortization:
Radio Broadcasting	$1,640	$1,522
Reach Media	93	111
Digital	665	638
Cable Television	1,899	1,866
Corporate/Eliminations	589	452
Consolidated	$4,886	$4,589

Impairment of Long-Lived Assets:
Radio Broadcasting	$16,933	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$16,933	$—

Operating income (loss):
Radio Broadcasting	$955	$16,033
Reach Media	8,555	5,943
Digital	11,620	7,993
Cable Television	56,286	47,766
Corporate/Eliminations	(17,043)	(16,058)
Consolidated	$60,373	$61,677

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(1,898)	$(1,637)

Capital expenditures by segment are as follows:
Radio Broadcasting	$1,256	$1,227
Reach Media	174	32
Digital	635	572
Cable Television	616	182
Corporate/Eliminations	1,190	441
Consolidated	$3,871	$2,454

	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$604,868	$627,948
Reach Media	32,913	33,451
Digital	30,292	32,915
Cable Television	397,214	367,896
Corporate/Eliminations	189,477	198,898
Consolidated	$1,254,764	$1,261,108

8.    COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties, and distribute them to the rights holders. We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee (“RMLC”), an industry group which the Company is a part of, and BMI reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. Upon approval of the court of the BMI/RMLC agreement, the Company automatically became a party to the agreement and a license through December 31, 2021. On April 12, 2022, the RMLC announced that it had reached an interim licensing agreement with BMI. The radio industry’s previous agreement with BMI covering calendar years 2017 to 2021 expired December 31, 2021 (the “2017 Licensing Terms”), but the interim arrangement will keep the 2017 Licensing Terms in place until a new arrangement is agreed upon. The Company is party to the interim arrangement and, therefore, will continue to operate under the 2017 Licensing Terms. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026.  The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of June 30, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit are issued under the agreement are required to be collateralized with cash. In addition, the Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

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

9.    SUBSEQUENT EVENTS:

Since July 1, 2022, and through July 6, 2022, the Company repurchased 100,803 shares of Class D common stock in the amount of $439,000 at an average price of $4.30 per share. Giving effect to the July repurchases, the Company does not have any remaining shares under its most recent and open authorization.

On July 5, 2022, each of the four non-executive directors received 11,848 shares of restricted stock, valued at $50,000 based upon the closing price of the Company's Class D common stock on the grant date. The shares vest in equal portions over two years.

On August 4, 2022, the Company announced that it will pursue running a referendum campaign to approve the One Resort + Casino project in the 2023 election cycle as provided by the current Virginia budget language.  The Company noted that despite its strong legal arguments to support moving forward in 2022, it asked its partner, the City of Richmond, to withdraw its petition for a November 2022 ballot referendum after determining that a long protracted legal dispute at this time does not best serve the citizens of Richmond or the Commonwealth of Virginia.  The Company noted that it is now focused on winning the Richmond casino referendum in 2023.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Radio broadcasting segment	31.3%	33.0%	29.7%	31.8%

Reach Media segment	9.3%	8.7%	9.1%	8.7%

Digital segment	15.1%	14.1%	14.4%	12.8%

Cable television segment	45.0%	45.0%	47.6%	47.5%

Corporate/eliminations	(0.7)%	(0.8)%	(0.8)%	(0.8)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Percentage of core radio business generated from local advertising	61.8%	61.5%	62.1%	61.0%

Percentage of core radio business generated from national advertising, including network advertising	35.9%	36.9%	35.9%	37.2%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart show our net revenue (and sources) for the three and six months ended June 30, 2022 and 2021:

	Three Months
	Ended June 30,
	2022	2021	$ Change	% Change

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$44,518	$42,605	$1,913	4.5%
Political Advertising	1,839	500	1,339	267.8
Digital Advertising	17,881	15,016	2,865	19.1
Cable Television Advertising	29,120	22,968	6,152	26.8
Cable Television Affiliate Fees	24,318	25,396	(1,078)	(4.2)
Event Revenues & Other	1,134	1,108	26	2.3
Net Revenue (as reported)	$118,810	$107,593	$11,217	10.4%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$83,645	$75,944	$7,701	10.1%
Political Advertising	2,371	1,280	1,091	85.2
Digital Advertising	33,363	25,369	7,994	31.5
Cable Television Advertising	59,535	43,670	15,865	36.3
Cable Television Affiliate Fees	50,288	50,883	(595)	(1.2)
Event Revenues & Other	1,957	1,887	70	3.7
Net Revenue (as reported)	$231,159	$199,033	$32,126	16.1%

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely manage the use of trade and barter agreements.

Within our digital segment, including Interactive One which generates the majority of the Company’s digital revenue, revenue is principally derived from advertising services on non-radio station branded, but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered or when “click through” purchases are made, where applicable. In addition, Interactive One derives revenue from its affiliate partners, in which it provides third-party clients with services including digital platforms and related expertise. Revenue is recognized primarily as a share of the third party’s reported revenue.

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

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website, in addition to various other event-related activities.

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

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a)  Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for our online business as impressions are delivered, as “click throughs,” where applicable. Net revenue is recognized for our cable television business as advertisements are run, and during the term of the affiliation agreements at levels appropriate for the most recent subscriber counts reported by the affiliate, net of launch support.

(b)  Broadcast and digital operating income:  Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative expenses, stock-based compensation, impairment of long-lived assets, (gain) loss on retirement of debt and gain on sale-leaseback, is commonly referred to in the radio broadcasting industry as “station operating income.” However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we now use the term broadcast and digital operating income. Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, gain on sale-leaseback, employment agreement, incentive plan award expenses and other compensation, contingent consideration from acquisition, corporate development costs, severance-related costs, cost method investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, and gain on retirements of debt. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except margin data)
	(Unaudited)
Net revenue	$118,810	$107,593	$231,159	$199,033
Broadcast and digital operating income	$55,113	$49,570	$103,516	$85,964
Broadcast and digital operating income margin	46.4%	46.1%	44.8%	43.2%
Adjusted EBITDA	$47,508	$44,765	$89,512	$75,002
Net income attributable to common stockholders	$15,034	$17,866	$31,403	$17,873

The reconciliation of net income to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, unaudited)

Consolidated net income attributable to common stockholders	$15,034	$17,866	$31,403	$17,873
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	—	(168)	(59)	(172)
Interest expense	15,886	15,853	31,813	33,898
Provision for income taxes	3,725	6,119	9,311	6,109
Corporate selling, general and administrative, excluding stock-based compensation	11,528	9,153	20,864	19,273
Stock-based compensation	336	172	460	425
(Gain) loss on retirement of debt	(1,855)	—	(1,855)	6,949
Other income, net	(9,725)	(2,362)	(11,711)	(4,046)
Depreciation and amortization	2,481	2,325	4,886	4,589
Noncontrolling interests in income of subsidiaries	770	612	1,471	1,066
Impairment of long-lived assets	16,933	—	16,933	—
Broadcast and digital operating income	$55,113	$49,570	$103,516	$85,964

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, unaudited)

Adjusted EBITDA reconciliation:
Consolidated net income attributable to common stockholders, as reported	$15,034	$17,866	$31,403	$17,873
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	—	(168)	(59)	(172)
Interest expense	15,886	15,853	31,813	33,898
Provision for income taxes	3,725	6,119	9,311	6,109
Depreciation and amortization	2,481	2,325	4,886	4,589
EBITDA	$37,126	$41,995	$77,354	$62,297
Stock-based compensation	336	172	460	425
(Gain) loss on retirement of debt	(1,855)	—	(1,855)	6,949
Other income, net	(9,725)	(2,362)	(11,711)	(4,046)
Noncontrolling interests in income of subsidiaries	770	612	1,471	1,066
Corporate development costs	762	941	1,019	2,334
Employment Agreement Award, incentive plan award expenses and other compensation	903	911	1,482	1,509
Contingent consideration from acquisition	—	240	—	280
Severance-related costs	109	312	242	573
Impairment of long-lived assets	16,933	—	16,933	—
Cost method investment income from MGM National Harbor	2,149	1,944	4,117	3,615
Adjusted EBITDA	$47,508	$44,765	$89,512	$75,002

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 (In thousands)

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)

	(Unaudited)
Statements of Operations:
Net revenue	$118,810	$107,593	$11,217	10.4%
Operating expenses:
Programming and technical, excluding stock-based compensation	28,351	26,513	1,838	6.9
Selling, general and administrative, excluding stock-based compensation	35,346	31,510	3,836	12.2
Corporate selling, general and administrative, excluding stock-based compensation	11,528	9,153	2,375	25.9
Stock-based compensation	336	172	164	95.3
Depreciation and amortization	2,481	2,325	156	6.7
Impairment of long-lived assets	16,933	—	16,933	100.0
Total operating expenses	94,975	69,673	25,302	36.3
Operating income	23,835	37,920	(14,085)	(37.1)
Interest income	—	168	(168)	(100.0)
Interest expense	15,886	15,853	33	0.2
Gain on retirement of debt	(1,855)	—	1,855	100.0
Other income, net	(9,725)	(2,362)	7,363	311.7
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	19,529	24,597	(5,068)	(20.6)
Provision for income taxes	3,725	6,119	(2,394)	(39.1)
Consolidated net income	15,804	18,478	(2,674)	(14.5)
Noncontrolling interests in income of subsidiaries	770	612	158	25.8
Net income attributable to common stockholders	$15,034	$17,866	$(2,832)	(15.9)%

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$118,810	$107,593	$11,217	10.4%

During the three months ended June 30, 2022, we recognized approximately $118.8 million in net revenue compared to approximately $107.6 million during the same period in 2021. These amounts are net of agency and outside sales representative commissions. The increase in net revenue was due primarily to mitigation of the economic impacts of the COVID-19 pandemic which began in March 2020 and to increased demand for minority focused media.  Net revenues from our radio broadcasting segment increased 4.9% compared to the same period in 2021. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which do not participate in Miller Kaplan) increased 7.7% in total revenues. We experienced net revenue improvements in all of our existing radio markets with the exception of Philadelphia and Washington, DC. Net revenue from our radio broadcasting segment, excluding political advertising, increased 1.3% compared to the same period in 2021. We recognized approximately $53.4 million of revenue from our cable television segment during the three months ended June 30, 2022, compared to approximately $48.5 million for the same period in 2021 with the increase primarily in advertising sales. We recognized approximately $11.1 million of revenue from our Reach Media segment during the three months ended June 30, 2022, compared to approximately $9.4 million for the same period in 2021, due primarily to increased demand. Finally, net revenues for our digital segment increased approximately $2.8 million for the three months ended June 30, 2022, compared to the same period in 2021, primarily due to an increase in direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$28,351	$26,513	$1,838	6.9%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the three months ended June 30, 2022, compared to the same period in 2021 was due primarily to higher expenses in our radio broadcasting, Reach Media, digital and cable television segments. Expenses in our radio broadcasting segment increased $512,000 for the three months ended June 30, 2022, compared to the same period in 2021 due primarily to higher music royalties, contract labor and compensation expenses. Expenses in our digital segment increased $894,000 for the three months ended June 30, 2022 compared to the same period in 2021 due primarily to higher compensation expenses and video production costs.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$35,346	$31,510	$3,836	12.2%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Expenses in our radio broadcasting segment increased approximately $2.7 million for the three months ended June 30, 2022, compared to the same period in 2021 due primarily to higher compensation costs, promotional accounts and bad debt. Expenses in our digital segment increased $519,000 for the three months ended June 30, 2022, compared to the same period in 2021 due primarily to higher traffic acquisition costs. Finally, expenses in our cable television segment increased $644,000 for the three months ended June 30, 2022, compared to the same period in 2021 due primarily to higher promotional expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$11,528	$9,153	$2,375	25.9%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in expense for the three months ended June 30, 2022, compared to the same period in 2021 was primarily due to an increase in compensation costs, software license fees, and contract labor costs.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$336	$172	$164	95.3%

The increase in stock-based compensation for the three months ended June 30, 2022, compared to the same period in 2021, was primarily due to timing of grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$2,481	$2,325	$156	6.7%

Depreciation and amortization expense increased to approximately $2.5 million for the quarter ended June 30, 2022, compared to approximately $2.3 million for the quarter ended June 30, 2021.

Impairment of long-lived assets

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$16,933	$—	$16,933	100.0%

During the second quarter of 2022, there was slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses. The impairment of long-lived assets for the three months ended June 30, 2022, was related to a non-cash impairment charge of approximately $4.3 million recorded to reduce the carrying value of our Atlanta market goodwill balance and a charge of approximately $12.6 million associated with our Atlanta, Dallas, Houston, Indianapolis, and Raleigh radio market broadcasting licenses.  The fair value of the radio broadcasting license assets were overstated by approximately $1.1 million, $2.8 million, and $2.1 million as of December 31, 2019, March 31, 2020, and December 31, 2021, and understated by approximately $2.3 million as of September 30, 2020.  Accordingly, the Company recorded an out-of-period non-cash impairment charge of approximately $3.7 million during the three months ended June 30, 2022. The Company determined that the errors were not material to any previous period and that correcting the error in the three-month and six-month periods ended June 30, 2022 would not materially misstate estimated net revenue or pre-tax income for the full year, as of and for the period ended December 31, 2022, or the earnings trend and therefore can be corrected in the current period.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$15,886	$15,853	$33	0.2%

Interest expense remained flat at approximately $15.9 million for the quarters ended June 30, 2022 and 2021. During the three months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million.  During the quarter ended June 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par.

Gain on retirement of debt

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$(1,855)	$—	$(1,855)	100.0%

As discussed above, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par, resulting in a net gain on retirement of debt of approximately $1.9 million for the quarter ended June 30, 2022.

Other income, net

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$(9,725)	$(2,362)	$7,363	311.7%

Other income, net, was approximately $9.7 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively. We recognized other income in the amount of approximately $2.1 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, related to our MGM investment. As noted above, during the three months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million.

Provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$3,725	$6,119	$(2,394)	(39.1)%

For the three months ended June 30, 2022, we recorded a provision for income taxes of approximately $3.7 million on pre-tax income from continuing operations of approximately $19.5 million which results in an effective tax rate of 19.1%. This rate includes approximately $2.1 million of discrete tax benefits primarily related to non-taxable income forgiveness of the PPP Loan. For the three months ended June 30, 2021, we recorded a provision for income taxes of approximately $6.1 million on pre-tax income from continuing operations of approximately $24.6 million which results in an effective tax rate of 24.9%. This rate includes $22,000 of tax benefit related to excess tax benefits from restricted stock units.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2022	2021
$770	$612	$158	25.8%

The increase in noncontrolling interests in income of subsidiaries was due primarily to higher net income recognized by Reach Media during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $55.1 million for the three months ended June 30, 2022, compared to approximately $49.6 million for the comparable period in 2021, an increase of approximately $5.5 million or 11.2%. The increase was primarily due to higher broadcast and digital operating income at our Reach Media, cable television and digital segments which was partially offset by lower broadcast and digital operating income at our radio broadcasting segment. Our radio broadcasting segment generated approximately $11.7 million of broadcast and digital operating income during the three months ended June 30, 2022, compared to approximately $13.1 million during the three months ended June 30, 2021, with the decrease primarily due to higher selling, general and administrative expenses. Reach Media generated approximately $5.4 million of broadcast and digital operating income during the three months ended June 30, 2022, compared to approximately $4.0 million during the three months ended June 30, 2021, with the increase primarily due to higher net revenues. Our digital segment generated approximately $7.7 million of broadcast and digital operating income during the three months ended June 30, 2022, compared to approximately $6.3 million during the three months ended June 30, 2021. The increase in the digital segment’s broadcast and digital operating income is primarily from higher net revenues. Finally, TV One generated approximately $30.3 million of broadcast and digital operating income during the three months ended June 30, 2022, compared to approximately $26.1 million during the three months ended June 30, 2021, with the increase primarily due to higher net revenues.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 46.4% for the three months ended June 30, 2022, from 46.1% for the comparable period in 2021. The margin increase was primarily attributable to higher broadcast and digital operating income across our cable television, Reach Media and digital segments.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021 (In thousands)

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)

	(Unaudited)
Statements of Operations:
Net revenue	$231,159	$199,033	$32,126	16.1%
Operating expenses:
Programming and technical, excluding stock-based compensation	56,869	51,603	5,266	10.2
Selling, general and administrative, excluding stock-based compensation	70,774	61,466	9,308	15.1
Corporate selling, general and administrative, excluding stock-based compensation	20,864	19,273	1,591	8.3
Stock-based compensation	460	425	35	8.2
Depreciation and amortization	4,886	4,589	297	6.5
Impairment of long-lived assets	16,933	—	16,933	100.0
Total operating expenses	170,786	137,356	33,430	24.3
Operating income	60,373	61,677	(1,304)	(2.1)
Interest income	59	172	(113)	(65.7)
Interest expense	31,813	33,898	(2,085)	(6.2)
(Gain) loss on retirement of debt	(1,855)	6,949	8,804	126.7
Other income, net	(11,711)	(4,046)	7,665	189.4
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	42,185	25,048	17,137	68.4
Provision for income taxes	9,311	6,109	3,202	52.4
Consolidated net income	32,874	18,939	13,935	73.6
Noncontrolling interests in income of subsidiaries	1,471	1,066	405	38.0
Net income attributable to common stockholders	$31,403	$17,873	$13,530	75.7%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$231,159	$199,033	$32,126	16.1%

During the six months ended June 30, 2022, we recognized approximately $231.2 million in net revenue compared to approximately $199.0 million during the same period in 2021. These amounts are net of agency and outside sales representative commissions. The increase in net revenue was due primarily to mitigation of the economic impacts of the COVID-19 pandemic which began in March 2020 and to increased demand for minority focused media. Net revenues from our radio broadcasting segment for the six months ended June 30, 2022, increased 16.1% from the same period in 2021. Based on reports prepared by Miller Kaplan, the markets we operate in increased 10.7% in total revenues. We experienced net revenue improvements in all of our existing radio markets, with the exception of Philadelphia. Net revenue from our radio broadcasting segment, excluding political advertising, increased 6.8% compared to the same period in 2021. Reach Media’s net revenues increased 22.6% for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to increased demand. We recognized approximately $109.9 million and $94.7 million of revenue from our cable television segment during the six months ended June 30, 2022, and 2021, respectively, due primarily to increased advertising sales. Net revenue for our digital segment increased approximately $7.9 million for the six months ended June 30, 2022, compared to the same period in 2021 primarily from higher direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$56,869	$51,603	$5,266	10.2%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the six months ended June 30, 2022, compared to the same period in 2021 is primarily to higher expenses across all segments. Expenses in our radio broadcasting segment increased $895,000 for the six months ended June 30, 2022, compared to the same period in 2021, due primarily to higher music royalties and compensation expenses. Expenses in our digital segment increased approximately $1.4 million for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to higher compensation expenses, content expenses and video production costs. Expenses in our cable television segment increased approximately $2.7 million for the six months ended June 30, 2022 compared to the same period in 2021 due primarily to higher content amortization expense and compensation expenses.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$70,774	$61,466	$9,308	15.1%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Expenses in our radio broadcasting segment increased approximately $2.6 million for the six months ended June 30, 2022, compared to the same period in 2021 due primarily to higher compensation costs and promotional accounts. Expenses in our digital segment increased approximately $2.9 million for the six months ended June 30, 2022, compared to the same period in 2021 due primarily to higher compensation costs, higher traffic acquisition costs and web services fees. Expenses in our Reach Media segment increased $895,000 for the six months ended June 30, 2022, compared to the same period in 2021 due primarily to higher affiliate station costs and higher bad debt expense. Finally, expenses in our cable television segment increased approximately $3.2 million for the six months ended June 30, 2022, compared to the same period in 2021 due primarily to higher compensation costs, research expenses and higher promotional and advertising expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$20,864	$19,273	$1,591	8.3%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was a decrease in professional fees related to corporate development activities in connection with potential gaming and other similar business activities which was offset by an increase in compensation costs, software license fees, contract labor, and travel and entertainment expenses.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$460	$425	$35	8.2%

The increase in stock-based compensation for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to timing of grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$4,886	$4,589	$297	6.5%

Depreciation and amortization expense increased to approximately $4.9 million for the six months ended June 30, 2022, compared to approximately $4.6 million for the six months ended June 30, 2021.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$16,933	$—	$16,933	100.0%

During the second quarter of 2022, there was slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses. The impairment of long-lived assets for the six months ended June 30, 2022, was related to a non-cash impairment charge of approximately $4.3 million recorded to reduce the carrying value of our Atlanta market goodwill balance and a charge of approximately $12.6 million associated with our Atlanta, Dallas, Houston, Indianapolis, and Raleigh radio market broadcasting licenses. The fair value of the radio broadcasting license assets were overstated by approximately $1.1 million, $2.8 million, and $2.1 million as of December

31, 2019, March 31, 2020, and December 31, 2021, and understated by approximately $2.3 million as of September 30, 2020.  Accordingly, the Company recorded an out-of-period non-cash impairment charge of approximately $3.7 million during the three months ended June 30, 2022. The Company determined that the errors were not material to any previous period and that correcting the error in the three-month and six-month periods ended June 30, 2022 would not materially misstate estimated net revenue or pre-tax income for the full year, as of and for the period ended December 31, 2022, or the earnings trend and therefore can be corrected in the current period.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$31,813	$33,898	$(2,085)	(6.2)%

Interest expense decreased to approximately $31.8 million for the six months ended June 30, 2022, compared to approximately $33.9 million for the same period in 2021, due to lower overall debt balances outstanding and lower average interest rates. As discussed above, on January 25, 2021, the Company closed on a new financing in the form of the 2028 Notes. The proceeds from the 2028 Notes were used to repay in full each of: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer. During the six months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million.  During the six months ended June 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par.

(Gain) loss on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$(1,855)	$6,949	$8,804	126.7%

As discussed above, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par, resulting in a net gain on retirement of debt of approximately $1.9 million for the quarter ended June 30, 2022. Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the six months ended June 30, 2021 associated with the settlement of the 2028 Notes.

Other income, net

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$(11,711)	$(4,046)	$7,665	189.4%

Other income, net, was approximately $11.7 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively. We recognized other income in the amount of approximately $4.1 million and $3.6 million for the six months ended June 30, 2022 and 2021, respectively, related to our MGM investment. As noted above, during the six months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million.

Provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$9,311	$6,109	$3,202	52.4%

For the six months ended June 30, 2022, we recorded a provision for income taxes of approximately $9.3 million. This amount is based on the actual effective tax rate of 22.1%, which includes 3.5% state income tax, 1.3% non-deductible goodwill impairment, 1.1% related to non-deductible officer’s compensation, and 0.2% other permanently non-deductible expenses. The Company also recorded approximately $2.1 million of discrete tax benefits primarily related to non-taxable income forgiveness of the PPP Loan, which resulted in a rate reduction of 5.1%. For the six months ended June 30, 2021, we recorded a provision for income taxes of approximately $6.1 million. This amount is based on the actual effective tax rate of 24.4%, which includes 0.8% related to non-deductible officer’s compensation, and 0.3% other permanently non-deductible expenses.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2022	2021
$1,471	$1,066	$405	38.0%

The increase in noncontrolling interests in income of subsidiaries was due to higher net income recognized by Reach Media during the six months ended June 30, 2022, versus the same period in 2021.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $103.5 million for the six months ended June 30, 2022, compared to approximately $86.0 million for the comparable period in 2021, an increase of approximately $17.6 million or 20.4%. This increase was primarily due to higher broadcast and digital operating income at each of our segments. Our radio broadcasting segment generated approximately $19.5 million of broadcast and digital operating income during the six months ended June 30, 2022, compared to approximately $17.6 million during the six months ended June 30, 2021, an increase of approximately $1.9 million, primarily from higher net revenues, partially offset by higher selling, general and administrative expenses. Reach Media generated approximately $10.0 million of broadcast and digital operating income during the six months ended June 30, 2022, compared to approximately $7.3 million during the six months ended June 30, 2021, with the increase primarily due to higher net revenues. Our digital segment generated approximately $12.3 million of broadcast and digital operating income during the six months ended June 30, 2022, compared to $8.6 million during the six months ended June 30, 2021, with the increase primarily due to higher net revenues, partially offset by higher programming and technical expenses and selling, general and administrative expenses. Finally, TV One generated approximately $61.7 million of broadcast and digital operating income during the six months ended June 30, 2022, compared to approximately $52.5 million during the six months ended June 30, 2021, with the increase primarily due to higher net revenues, partially offset by higher programming and technical expenses and higher selling, general and administrative expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 44.8% for the six months ended June 30, 2022, compared to 43.2% for the comparable period in 2021. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility.  Our cash, cash equivalents and restricted cash balance is approximately $143.0 million as of June 30, 2022.

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

As of June 30, 2022, no amounts were outstanding on our current asset-backed credit facility. Further, after we refinanced our debt structure in January 2021, we anticipate meeting our debt service requirements and obligations for the foreseeable future, including through one year from the date of issuance of our most recent consolidated financial statements. Our estimates however, remain subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of the COVID-19 pandemic on our business and the economy generally, the possibility of new variants of the coronavirus and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic.

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

On January 19, 2021, the Company completed its 2020 ATM Program, sold an additional 1,465,826 shares for an aggregate of 4,325,102 Class A shares sold through the 2020 ATM Program, receiving aggregate gross proceeds of approximately $25.0 million and net proceeds of approximately $24.0 million for the program (inclusive of the $14.7 million sold during the year ended December 31, 2020). On January 27, 2021, the Company entered into a new 2021 Open Market Sale Agreement (the “2021 Sale Agreement”) with Jefferies under which the Company could sell up to an additional $25.0 million of Class A Shares, through Jefferies as its sales agent. During the three months ended March 31, 2021, the Company issued and sold an aggregate of 420,439 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $3.0 million and net proceeds of approximately $2.8 million, after deducting commissions to Jefferies and other offering expenses. During the three months ended June 30, 2021, the Company issued and sold an aggregate of 1,893,126 Class A Shares pursuant to the 2021 Sale Agreement and received gross proceeds of approximately $22.0 million and net proceeds of approximately $21.2 million, after deducting commissions to Jefferies and other offering expenses which completed its 2021 ATM Program.

On May 17, 2021, the Company entered into an Open Market Sale AgreementSM (the “Class D Sale Agreement”) with Jefferies under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”), through Jefferies as its sales agent. On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million.  As of June 30, 2022, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

During the three and six months ended June 30, 2022, the Company repurchased 4,665,589 shares of Class D common stock in the amount of approximately $24.6 million at an average price of $5.26 per share.

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

On January 29, 2021, the Company submitted an application for participation in the second round of the Paycheck Protection Program loan program (“PPP”). On June 1, 2021, the Company received proceeds of approximately $7.5 million. During the three months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million. The loan bore interest at a fixed rate of 1% per year and was not changed during the life of the loan. The loan was scheduled to mature June 1, 2026.

During the quarter ended June 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par, resulting in a net gain on retirement of debt of approximately $1.9 million for the quarter ended June 30, 2022.

See Note 4 to our consolidated financial statements – Long-Term Debt for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2022:

Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
(In millions)
7.375% Senior Secured Notes, net of issuance costs (fixed rate)	$787.4	7.375%
Asset-backed credit facility (variable rate) (1)	$—	—%
(1)	Subject to variable LIBOR or base rate plus a spread as defined in the agreement.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2022 and 2021, respectively:

	2022	2021

	(In thousands)
Net cash flows provided by operating activities	$43,624	$51,492
Net cash flows (used in) provided by investing activities	$(3,871)	$5,546
Net cash flows used in financing activities	$(48,968)	$(1,116)

Net cash flows provided by operating activities were approximately $43.6 million and $51.5 million for the six months ended June 30, 2022 and 2021, respectively. Net cash flow from operating activities for the six months ended June 30, 2022 decreased from the prior year primarily due to timing of interest payments, payment of launch support and increased payments for content assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $3.9 million compared to net cash flows provided by investing activities of approximately $5.5 million for the six months ended June 30, 2022 and 2021, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $3.9 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company received approximately $8.0 million during the six months ended June 30, 2021 as part of the transaction with Gateway.

Net cash flows used in financing activities were approximately $49.0 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2021, we repaid approximately $855.2 million in outstanding debt and we borrowed approximately $825.0 million on our 2028 Notes. During the six months ended June 30, 2021, we paid approximately $11.2 million in debt refinancing costs. We repurchased approximately $24.7 million and $905,000 of our Class D Common Stock during the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the Company repurchased approximately $22.8 million of our 2028 Notes. Reach Media paid approximately $1.6 million in dividends to noncontrolling interest shareholders during the six months ended June 30, 2022.  During the six months ended June 30, 2022 and 2021, respectively, we received proceeds of $50,000 and $315,000 from the exercise of stock options. During the six months ended June 30, 2021, the Company received proceeds of approximately $33.3 million from the issuance of Class A Common Stock, net of fees paid, and the Company also received proceeds of approximately $7.5 million on its PPP Loan.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2022, we had approximately $489.3 million in broadcast licenses and $219.1 million in goodwill, which totaled $708.4 million, and represented approximately 56.5% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

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

Valuation of Broadcasting Licenses

During the second quarter of 2022, there was slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses. During the three and six months ended June 30, 2022, the Company recorded a non-cash impairment charge of approximately $10.7 million associated with our Atlanta, Dallas, Houston, and Raleigh radio market broadcasting licenses, of which approximately $3.7 million relates to periods ending prior to January 1, 2022. Accordingly, the Company recorded an out-of-period non-cash impairment charge of approximately $3.7 million during the three months ended June 30, 2022. The fair value of the radio broadcasting licenses were overstated by approximately $1.1 million, $2.8 million, and $2.1 million as of December 31, 2019, March 31, 2020, and December 31, 2021, respectively, and understated by approximately $2.3 million as of September 30, 2020. The Company determined that the errors were not material to any previous period and that correcting the error in the three-month and six-month periods ended June 30, 2022 would not materially misstate estimated net revenue or pre-tax income for the full year, as of and for the period ended December 31, 2022, or the earnings trend and therefore can be corrected in the current period. In addition, we recorded an impairment charge of approximately $1.9 million associated with the estimated asset sale consideration for one of our Indianapolis radio broadcasting licenses. We did not identify any impairment indicators for the six months ended June 30, 2021, and, therefore, no interim impairment testing was performed.

Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for the quarter ended June 30, 2022.

Radio Broadcasting	June 30,
Licenses	2022 (a)
Impairment charge (in millions)	$12.6 (*)
Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	1.4% – 1.8%
Long-term Market Revenue Growth Rate Range	0.7% – 1.0%
Mature Market Share Range	6.2% – 23.2%
Mature Operating Profit Margin Range	28.3% – 36.1%

(a)Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(*)Includes an impairment charge whereby the license fair value is based on estimated asset sale consideration.

Valuation of Goodwill

During the three and six months ended June 30, 2022, the Company recorded a non-cash impairment charge of approximately $4.3 million to reduce the carrying value of our Atlanta market goodwill balance. We did not identify any impairment indicators at any of our other reporting units for the three months ended June 30, 2022. We did not identify any impairment indicators at any of our reporting units for the six months ended June 30, 2021, and therefore, no interim impairment testing was performed.

As noted above, during the quarter ended June 30, 2022, we identified an impairment indicator at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for the quarter ended June 30, 2022.

Goodwill (Radio Market	June 30,
Reporting Units)	2022 (a)
Impairment charge (in millions)	$4.3
Discount Rate	9.5%
Year 1 Market Revenue Growth Rate Range	(2.5)% - 1.5%
Long-term Market Revenue Growth Rate Range	0.7% – 1.0%
Mature Market Share Range	10.4% – 15.5%
Mature Operating Profit Margin Range	19.5% – 32.9%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the quarter ended June 30, 2022, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

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

As of the quarter ended June 30, 2022, management continues to weigh the objectively verifiable evidence associated with its cumulative income or loss position over the most recent three-year period. The Company continues to have three years of rolling cumulative income. Management also considered the cumulative income includes non-deductible pre-tax expenditures that, while included in pre-tax earnings, are not a component of taxable income and therefore are not expected to negatively impact the Company's ability to realize the tax benefit of the DTAs in current or future years.

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

CAPITAL AND COMMERCIAL COMMITMENTS

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2027 through August 1, 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending, as is the case with respect to each of our stations with licenses that have expired.

Indebtedness

As of June 30, 2022, we had approximately $800.0 million of our 2028 Notes outstanding within our corporate structure. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. See “Liquidity and Capital Resources.”

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties, and distribute them to the rights holders. We currently have arrangements with ASCAP, SESAC and GMR. On April 22, 2020, the Radio Music License Committee (“RMLC”), an industry group which the Company is a part of, and BMI reached agreement on the terms of a new license agreement that covers the period January 1, 2017, through December 31, 2021. Upon approval of the court of the BMI/RMLC agreement, the Company automatically became a party to the agreement and a license through December 31, 2021. On April 12, 2022, the RMLC announced that it had reached an interim licensing agreement with BMI. The radio industry’s previous agreement with BMI covering calendar years 2017 to 2021 expired December 31, 2021 (the “2017 Licensing Terms”), but the interim arrangement will keep the 2017 Licensing Terms in place until a new arrangement is agreed upon. The Company is party to the interim arrangement and, therefore, will continue to operate under the 2017 Licensing Terms. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026.  The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of June 30, 2022:

	Payments Due by Period
	Remainder of					2027 and
Contractual Obligations	2022	2023	2024	2025	2026	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$29,500	$59,000	$59,000	$59,000	$59,000	$863,917	$1,129,417
Other operating contracts/agreements (2)	59,391	34,064	24,244	20,552	9,661	13,596	161,508
Operating lease obligations	6,614	11,563	10,333	5,615	3,313	5,538	42,976
Total	$95,505	$104,627	$93,577	$85,167	$71,974	$883,051	$1,333,901
(1)	Includes interest obligations based on interest rates on senior secured notes outstanding as of June 30, 2022.

(2)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $93.0 million has not been recorded on the balance sheet as of June 30, 2022, as it does not meet recognition criteria. Approximately $17.2 million relates to certain commitments for content agreements for our cable television segment, approximately $26.3 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of June 30, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current 2021 ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Form 10-Q, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC reports due to the review of the Company’s radio broadcasting licenses, goodwill, and non-cash impairment charges.

Identification of Material Weakness

Following the evaluation, management determined that the fair value of its Radio Broadcasting License assets were overstated by approximately $1.1 million, $2.8 million, and $2.1 million as of December 31, 2019, March 31, 2020, and December 31, 2021, respectively, and understated by approximately $2.3 million as of September 30, 2020.  Accordingly, the Company recorded an out-of-

period non-cash impairment charge of approximately $3.7 million during the three months ended June 30, 2022. The Company determined that correcting the error in the three-month and six-month periods ended June 30, 2022 would not materially misstate estimated net revenue or pre-tax income for the full year or the earnings trend, and therefore can be corrected in the current period.

As a result, management has determined that the Company did not maintain effective internal controls over review of key reports and assumptions used in the valuation of the radio broadcasting licenses and goodwill. This deficiency represents a material weakness in the Company’s internal control over financial reporting at June 30, 2022. Additionally, the Company has determined that the material weakness existed at March 31, 2022 and December 31, 2021.  The Company will file amendments to the 2021 Annual Report (updating Item 9A and BDO’s opinion relating to the effectiveness of the Company’s internal controls over financial reporting) and the 2022 Q1 Report (updating Item 4) on Forms 10K/A and/or 10Q/A shortly after the date of this report.

This material weakness could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Plans for Remediation

We intend to take the following actions to remediate this material weakness:

●	Strengthening the Finance and Accounting functions and engaging additional resources with the appropriate depth of experience for our Finance and Accounting departments;

●	Implementing a required senior management, legal and accounting review to specifically address all disclosures and related financial information;

●	Strengthening the existing internal controls related to review of key reports and assumptions used in estimating the fair value of the Company’s radio broadcasting licenses and goodwill;

●	Implementing specific review procedures designed to enhance our valuation monitoring control; and

●	Strengthening our current valuation control activities with improved documentation standards, technical oversight and training

These actions listed above have not yet been implemented. Management will test the design and operating effectiveness of the newly implemented controls in future periods.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The material weakness, or a failure to promptly remediate it, may adversely affect our business, our reputation, our results of operations and the market price of our common stock. If we are unable to remediate the material weakness in a timely manner, our investors, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the Securities and Exchange Commission and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, stock exchange listing requirements and the covenants under our debt agreements. We could also be exposed to lawsuits, investigations, or other legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. We could incur significant costs in connection with these actions. We have not accrued for any such liabilities.

The control deficiencies resulting in the material weakness, in the aggregate, if not effectively remediated could also result in misstatements of accounts or disclosures related to liabilities that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.  In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to additional adverse effects on our business, our reputation, our results of operations, and the market price of our common stock.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), as updated in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our 2021 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

August 12, 2022