Form 10-K/A
period 2021-12-31
URBAN ONE, INC.
filed 2022-10-11
CIK 1041657

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

EXPLANATORY NOTE

Overview

This Amendment No. 1 on Form 10-K/A (the “Amended 10-K") amends and restates certain items noted below in the Annual Report on Form 10-K of Urban One, Inc. ("Urban One" or the “Company”) for the year ended December 31, 2021, as originally filed with the Securities and Exchange Commission on March 15, 2022 (the "Original Filing"). However, this amendment does not change our consolidated financial statements as set forth in the Original Filing.

The purpose of this Amended Filing is to (i) revise the “Reports of Independent Registered Certified Public Accounting Firm” of BDO USA, LLP regarding the effectiveness of our internal control over financial reporting and to make certain clarifying edits to the Critical Audit Matters discussion;(ii) revise the disclosure on our internal control over financial reporting in Part II, Item 9A to reflect management’s conclusion that our disclosure controls and procedures and internal control over financial reporting were not effective at December 31, 2021 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing and (iii) revise and update the Risk Factor disclosures in Part I, Item 1A. This material weakness did not result in any change to our consolidated financial statements as set forth in the Original Filing. Part IV, Item 15, “Exhibits and Financial Statement Schedules,” also has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amended Filing as Exhibits 31.1, 31.2, 32.1 and 32.2.

As part of the preparation of the Company’s June 30, 2022 interim financial statements, the Company determined that there was an error in certain third party reports and assumptions used in the valuation of its radio broadcasting licenses. Management determined that we did not design and maintain effective controls over the completeness and accuracy of the balances of its radio broadcasting licenses, goodwill and related accounts. Specifically, the Company’s monitoring and control activities related to review of key third party reports and assumptions used in the valuation of its radio broadcasting licenses and goodwill were not operating effectively. This deficiency represents a material weakness in the Company’s internal controls over financial reporting at March 31, 2022 and December 31, 2021. See the Form 10-Q for the period ended June 30, 2022 for additional information.

This Amended Filing should be read in conjunction with the Original Filing and reports filed with the SEC subsequent to the Original Filing.

URBAN ONE, INC. AND SUBSIDIARIES

Form 10-K/A

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this annual report on Form 10-K/A concerning our operations, cash flows and financial position, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:

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

Internet Address and Internet Access to SEC Reports

Our internet address is www.urban1.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K and Form 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

In an enterprise as large and complex as ours, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant, but are not listed in any particular order. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Management identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - An Integrated Framework. We are actively engaged in implementing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

The control deficiencies resulting in the material weakness, in the aggregate, if not effectively remediated could also result in misstatements of accounts or disclosures related to liabilities that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to adverse effects on our business, our reputation, our results of operations, and the market price of our common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Urban One required by this item are filed with this report on Pages F-1 to F-56.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

In connection with the preparation of this Amended 10-K, we have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are ineffective in timely alerting them to material information required to be included in our periodic SEC reports due to the material weakness discussed below as it relates to the review of the Company’s radio broadcasting licenses, goodwill, and non-cash impairment charges.

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

The framework used in carrying out our evaluation was the Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the filing of the Company's Form 10-K on March 15, 2022, management had previously concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. During the second quarter of 2022, we identified a material weakness in our internal control over financial reporting. This material weakness was concluded to have existed as of December 31, 2021. Management determined that it did not design and maintain effective controls over the completeness and accuracy of the balances of its radio broadcasting licenses, goodwill and related accounts. Specifically, the Company’s monitoring and control activities related to review of key third party reports and assumptions used in the valuation of its radio broadcasting licenses and goodwill were not operating effectively. This material weakness did not result in any change to our consolidated financial statements as set forth in the Original Filing.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted a re-assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021.

The Company’s independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part IV, Item 15 of this Form 10-K/A under the caption “Reports of Independent Registered Public Accounting Firm.”

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

(c) Changes in internal control over financial reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.11		Amended and Restated Urban One 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 30, 2021).
21.1		Subsidiaries of Urban One, Inc.*
23.1		Consent of BDO USA, LLP *
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101		Financial information from the Annual Report on Form 10-K/A for the year ended December 31, 2021, formatted in Inline XBRL.*
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

	*	Indicates document filed herewith.

ITEM 16. FORM 10-K/A SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 11, 2022.

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

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on Internal Control over Financial Reporting

We have audited Urban One, Inc’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. In our report dated March 15, 2022, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2021. Subsequent to March 15, 2022, the Company identified a material weakness in its internal control over financial reporting. Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described below. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 expressed herein is different from that expressed in our previous report.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as “the financial statements”), and our report dated March 15, 2022, expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management's failure to design and maintain effective controls over review of key reports and assumptions used in the valuation of goodwill and radio broadcasting licenses has been identified and described in management's revised assessment.

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

/s/ BDO USA, LLP

Potomac, Maryland

March 15, 2022, except as to the effect of the material weakness, which is dated October 11, 2022

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our reports dated March 15, 2022 and October 11, 2022, expressed an adverse opinion thereon.

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

Valuation of Radio Broadcasting Licenses

As described in Notes 1, 2 and 4 to the consolidated financial statements, the Company acquired radio broadcasting licenses valued at approximately $21.1 million in 2021 and had total radio broadcasting licenses of approximately $505.2 million as of December 31, 2021. The Company tests radio broadcasting licenses for impairment annually, on October 1, or more frequently when events or circumstances or other conditions suggest impairment may have occurred. With the assistance of a third-party valuation firm, the Company estimates the fair value of radio broadcasting licenses acquired in business combinations and being tested for impairment using the income approach, which involves but is not limited to, judgmental estimates and assumptions over annual revenue by market, long-term revenue growth rates of the market, market share, operating profit margin, and the discount rate.

We identified the Company’s estimates of the fair value of radio broadcasting licenses acquired in business combinations and being tested for impairment as a critical audit matter. The fair value estimates are sensitive to changes in the significant assumptions such as the annual revenue by market, long-term revenue growth rates of the market, market share, operating profit margin, and the discount rate. Auditing these assumptions required increased auditor effort including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the design and testing the operating effectiveness of key controls related to the Company’s valuation of radio broadcast licenses acquired in business combinations and being tested for impairment including testing management’s controls over the development of the fair value estimates and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.
●	Testing the reasonableness of the annual revenue by market, long-term revenue growth rates of the market, market share, operating profit margin, and discount rate utilized in the Company's forecasts for selected licenses by comparing to external industry and market data and to the recent historical results of the Company.
●	Utilizing professionals with knowledge and experience in valuation to test the appropriateness of the valuation model employed by the Company and the discount rate used.

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

We identified the estimates of the fair value of the Company’s radio market reporting units as a critical audit matter. The fair value estimates are sensitive to changes in the significant assumptions such as the revenue growth rates, operating profit margin, and the discount rate. Auditing these assumptions required increased auditor effort including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the design and testing the operating effectiveness of key controls relating to valuation of the Company’s radio market reporting units performed as part of the Company’s annual impairment test including testing management’s controls over the development of the fair value estimates and related key inputs and assumptions, and over the evaluation of the competency and objectivity of management's third-party valuation specialist.
●	Testing the reasonableness of the revenue growth rates, operating profit margin, and the discount rate utilized in the Company's forecasts for selected Radio reporting units by comparing to external industry and market data and to the recent historical results of the Company.
●	Utilizing professionals with knowledge and experience in valuation to test the appropriateness of the valuation model employed by the Company and the discount rate used.

/s/ BDO USA,LLP

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