Form 10-Q
period 2022-09-30
URBAN ONE, INC.
filed 2022-11-04
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2022
Class A Common Stock, $.001 Par Value	9,854,682
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	33,618,227

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

●	public health crises, epidemics and pandemics such as the ongoing COVID-19 pandemic and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;
●	recession, economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers, including as a result of the ongoing COVID-19 pandemic, the war in Ukraine, actions taken by the Federal Reserve, and any similar future occurrences;
●	the extent of the impact of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC), including the duration, spread, severity, and the impact of any variants, the duration and scope of any related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for advertising across our various media;
●	local, regional, national, and international economic conditions that have fluctuated and/or deteriorated as a result of the COVID-19 pandemic, including the risks of a global recession or a recession in one or more of our key markets, the impact that these economic conditions may have on us and our customers, and our assessment of that impact;
●	our high degree of leverage, certain cash commitments related thereto, and potential inability to finance strategic transactions given fluctuations in market conditions;
●	recession and fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC) could negatively impact our ability to meet our cash needs;
●	risks associated with the implementation and execution of our business diversification strategy, including our strategic actions with respect to expansion into gaming;
●	risks associated with our investments in gaming business that are managed or operated by persons not affiliated with us and over which we have little or no control;

●	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;
●	regulation by certain gaming commissions relative to maintaining our interests, or our creditors’ ability to foreclose on collateral that includes our interests in, in any gaming licenses, joint ventures or other gaming and casino investments;
●	changes in our key personnel and on-air talent;
●	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;
●	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;
●	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;
●	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
●	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;
●	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
●	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A, for the year ended December 31, 2021 filed October 11, 2022.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
	(In thousands, except share data)		(In thousands, except share data)

NET REVENUE	$121,403	$111,463	$352,562	$310,496
OPERATING EXPENSES:
Programming and technical including stock-based compensation of $0 and $4, and $0 and $14, respectively	29,490	29,230	86,359	80,843
Selling, general and administrative, including stock-based compensation of $5 and $0, and $5 and $31, respectively	41,076	33,102	111,850	94,599
Corporate selling, general and administrative, including stock-based compensation of $5,004 and $49, and $5,464 and $433, respectively	14,908	12,320	36,232	31,977
Depreciation and amortization	2,505	2,336	7,391	6,925
Impairment of long-lived assets	14,450	—	31,383	—
Total operating expenses	102,429	76,988	273,215	214,344
Operating income	18,974	34,475	79,347	96,152
INTEREST INCOME	415	13	474	185
INTEREST EXPENSE	15,310	15,896	47,123	49,794
(GAIN) LOSS ON RETIREMENT OF DEBT	(1,837)	—	(3,692)	6,949
OTHER INCOME, net	(2,021)	(2,120)	(13,732)	(6,166)
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	7,937	20,712	50,122	45,760
PROVISION FOR INCOME TAXES	3,364	6,257	12,675	12,366
CONSOLIDATED NET INCOME	4,573	14,455	37,447	33,394
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	360	579	1,831	1,645
CONSOLIDATED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,213	$13,876	$35,616	$31,749

BASIC NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.09	$0.27	$0.72	$0.64

DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.08	$0.25	$0.67	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,625,484	51,190,105	49,504,238	49,816,663
Diluted	50,206,608	55,080,394	53,171,793	53,832,135

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)

COMPREHENSIVE INCOME	$4,573	$14,455	$37,447	$33,394
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	360	579	1,831	1,645
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,213	$13,876	$35,616	$31,749

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,573	$132,245
Restricted cash	19,974	19,973
Trade accounts receivable, net of allowance for doubtful accounts of $7,925 and $8,743, respectively	127,301	127,446
Prepaid expenses	5,013	2,967
Current portion of content assets	40,288	25,883
Other current assets	8,939	4,760
Total current assets	287,088	313,274
CONTENT ASSETS, net	80,096	60,155
PROPERTY AND EQUIPMENT, net	27,529	26,291
GOODWILL	219,514	223,402
RIGHT OF USE ASSETS	34,258	38,044
RADIO BROADCASTING LICENSES	498,532	505,148
OTHER INTANGIBLE ASSETS, net	59,376	50,159
OTHER ASSETS	44,303	44,635
Total assets	$1,250,696	$1,261,108
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,318	$14,588
Accrued interest	9,589	25,458
Accrued compensation and related benefits	8,389	10,960
Current portion of content payables	30,481	18,972
Current portion of lease liabilities	9,640	10,072
Other current liabilities	40,217	26,421
Total current liabilities	112,634	106,471
LONG-TERM DEBT, net of current portion, original issue discount and issuance costs	763,200	818,616
CONTENT PAYABLES, net of current portion	12,527	2,865
LONG-TERM LEASE LIABILITIES	26,976	31,228
OTHER LONG-TERM LIABILITIES	35,359	28,320
DEFERRED TAX LIABILITIES, net	13,984	2,473
Total liabilities	964,680	989,973
COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	19,964	17,015

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,854,682 and 9,104,916 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	9
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2022 and December 31, 2021	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 and 2,045,016 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 33,631,804 and 37,324,737 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	34	37
Additional paid-in capital	996,954	1,020,636
Accumulated deficit	(730,951)	(766,567)
Total stockholders’ equity	266,052	254,120
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,250,696	$1,261,108

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Convertible	Common	Common	Common	Common	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Capital	Deficit	Equity

	(In thousands, except share data)
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$1,020,636	$(766,567)	$254,120
Consolidated net income	—	—	—	—	—	—	35,616	35,616
Stock-based compensation expense	—	1	—	—	1	5,467	—	5,469
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	(26,482)		(26,486)
Exercise of options for 60,240 shares of common stock	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	(2,717)	—	(2,717)
BALANCE, as of September 30, 2022	$—	$10	$3	$2	$34	$996,954	$(730,951)	$266,052

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$37,447	$33,394

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,391	6,925
Amortization of debt financing costs	1,503	1,776
Amortization of content assets	30,990	30,356
Amortization of launch assets	3,142	1,003
Bad debt expense	(63)	825
Deferred income taxes	11,511	12,366
Amortization of right of use assets	6,589	5,760
Non-cash lease liability expense	2,994	3,299
Non-cash interest expense	—	158
Impairment of long-lived assets	31,383	—
Stock-based compensation	5,469	478
Non-cash fair value adjustment of Employment Agreement Award	2,196	2,698
Non-cash income on PPP loan forgiveness	(7,575)	—
(Gain) loss on retirement of debt	(3,692)	6,949
Gain on asset exchange agreement	—	404

Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	208	(8,574)
Prepaid expenses and other current assets	(2,279)	(149)
Other assets	(5,197)	(30,863)
Accounts payable	(270)	3,488
Accrued interest	(15,869)	2,212
Accrued compensation and related benefits	(2,571)	(5,641)
Other liabilities	(75)	1,975
Payment of launch support	(5,000)	—
Payments for content assets	(44,165)	(32,575)
Net cash flows provided by operating activities	54,067	36,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,256)	(4,182)
Proceeds from sale of broadcasting assets	3,080	8,000
Acquisition of broadcasting assets	(25,000)	—
Net cash flows (used in) provided by investing activities	(27,176)	3,818
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	—	(317,332)
Proceeds from issuance of Class A common stock, net of fees	—	33,277
Repayment of 2018 credit facility	—	(129,935)
Proceeds from exercise of stock options	50	366
Repurchase of 2028 Notes	(45,527)	—
Payment of dividends to noncontrolling interest members of Reach Media	(1,599)	(1,000)
Repurchase of common stock	(26,486)	(944)
Proceeds from 2028 Notes	—	825,000
Proceeds from PPP Loan	—	7,505
Debt refinancing costs	—	(11,157)
Repayment of MGM National Harbor Loan	—	(57,889)
Repayment of 7.375% Notes	—	(2,984)
Repayment of 8.75% Notes	—	(347,016)
Net cash flows used in financing activities	(73,562)	(2,109)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46,671)	37,973
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,218	73,858
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$105,547	$111,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$61,414	$45,649
Income taxes, net of refunds	$945	$782

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Assets acquired under Audacy asset exchange	$—	$28,193
Liabilities recognized under asset exchange/asset acquisition	$1,240	$2,669
Right of use asset and lease liability additions	$1,487	$5,708
Non-cash launch additions	$13,750	$—
Non-cash content asset additions	$21,171	$—
Adjustment of redeemable noncontrolling interests to estimated redemption value	$2,717	$3,671

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Urban One, Inc. (a Delaware corporation referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2022, we owned and/or operated 66 independently formatted, revenue producing broadcast stations (including 55 FM or AM stations, 9 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also hold a minority ownership interest in MGM National Harbor, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K/A filed October 11, 2022.

(c)	Financial Instruments

Financial instruments as of September 30, 2022 and December 31, 2021, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2022 and December 31, 2021, except for the Company’s long-term debt. On January 25, 2021, the Company borrowed $825 million in aggregate principal amount of senior secured notes due February 2028 (the “2028 Notes”). The 7.375% 2028 Notes had a carrying value of approximately $775.0 million and fair value of approximately $652.9 million as of September 30, 2022, and had a carrying value of approximately $825.0 million and fair value of approximately $851.8 million as of December 31, 2021. The fair values of the 2028 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On June 1, 2021, the Company borrowed approximately $7.5 million on a new PPP loan (as defined in Note 4 – Long-Term Debt). During the three months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million. The PPP Loan had a carrying value of approximately $7.5 million and fair value of approximately $7.5 million as of December 31, 2021. The fair value of the PPP Loan, classified as a Level 2 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. There was no balance outstanding on the Company’s asset-backed credit facility as of September 30, 2022 and December 31, 2021.

(d)	Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In general, our spot advertising (both radio and cable television) as well as our digital advertising continues to be recognized when aired and delivered. For our cable television affiliate revenue, the Company grants a license to the affiliate to access its television programming content through the license period, and the Company earns a usage-based royalty when the usage occurs. Finally, for event advertising, the performance obligation is satisfied at a point in time when the activity associated with the event is completed.

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising at a point in time when a commercial spot runs. The revenue is reported net of agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $4.6 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively. Agency and outside sales representative commissions were approximately $12.6 million and $12.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Our cable television segment derives advertising revenue from the sale of television air time to advertisers and recognizes revenue at a point in time when the advertisements are run. To the extent there is a shortfall in contracts where the ratings were guaranteed, a portion of the revenue is deferred until the shortfall is settled, typically by providing additional advertising units generally within one year of the original airing. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber fee multiplied by the most recent subscriber counts reported by the applicable affiliate. The Company recognizes the affiliate fee revenue at a point in time as its performance obligation to provide the programming is met. The Company has a right of payment each month as the programming services and related obligations have been satisfied. For our cable television segment, agency and outside sales representative commissions were approximately $4.8 million and $4.0 million for the three months ended September 30, 2022 and 2021, respectively. Agency and outside sales representative commissions were approximately $15.3 million and $12.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Revenue by Contract Type

The following chart shows the sources of our net revenue for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$45,081	$43,089	$128,726	$119,033
Political Advertising	2,766	711	5,137	1,991
Digital Advertising	20,063	14,981	53,427	40,351
Cable Television Advertising	26,801	22,969	86,336	66,638
Cable Television Affiliate Fees	23,923	25,877	74,210	76,760
Event Revenues & Other	2,769	3,836	4,726	5,723
Net Revenue (as reported)	$121,403	$111,463	$352,562	$310,496

Contract assets and liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income, reserve for audience deficiency and unearned event income) that are not separately stated in our consolidated balance sheets at September 30, 2022, December 31, 2021 and September 30, 2021 were as follows:

	September 30, 2022	December 31, 2021	September 30, 2021
	(Unaudited)		(Unaudited)
	(In thousands)
Contract assets:
Unbilled receivables	$13,653	$10,735	$9,403

Contract liabilities:
Customer advances and unearned income	$10,296	$7,494	$8,357
Reserve for audience deficiency	8,306	6,020	6,332
Unearned event income	3,338	—	6,700

Unbilled receivables consist of earned revenue on behalf of customers that have not yet been billed and are included in accounts receivable on the consolidated balance sheets. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term and are included in other current liabilities on the consolidated balance sheets. The reserve for audience deficiency represents the portion of revenue that is deferred until the shortfall in contracts where the ratings were guaranteed is settled, typically by providing additional advertising units generally within one year of the original airing. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2022, $245,000 and approximately $2.3 million, was recognized as revenue during the three and nine months ended September 30, 2022, respectively. For customer advances and unearned income as of January 1, 2021, $279,000 and approximately $2.9 million was recognized as revenue during the three and nine months ended September 30, 2021, respectively. For unearned event income, no revenue was recognized during the nine months ended September 30, 2022 and September 30, 2021.

Practical expedients and exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

(e)	Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. For the nine months ended September 30, 2022, the Company paid approximately $5.0 million for carriage initiation.  For the nine months ended September 30, 2022, there was non-cash launch support additions of approximately $13.8 million for carriage initiation that will be paid in cash in future periods. The Company did not pay any launch support for carriage initiation during the three and nine months ended September 30, 2021. The weighted-average amortization period for launch support is approximately 8.1 years as of September 30, 2022, and approximately 7.1 years as of December 31, 2021. The remaining weighted-average amortization period for launch support is 4.1 years and 3.3 years as of September 30, 2022 and December 31, 2021, respectively. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. For the three months ended September 30, 2022 and 2021, launch support asset amortization of approximately $1.1 million and $106,000, respectively, was recorded as a reduction of revenue, and $153,000 and $229,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. For the nine months ended September 30, 2022 and 2021, launch support asset amortization of approximately $2.6 million and $317,000, respectively, was recorded as a reduction of revenue, and $523,000 and $687,000, respectively, was recorded as an operating expense in selling, general and administrative expenses. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)	Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2022 and 2021, barter transaction revenues were $536,000 and $433,000, respectively. Additionally, for the three months ended September 30, 2022 and 2021, barter transaction costs were reflected in programming and technical expenses of $364,000 and $295,000, respectively, and selling, general and administrative expenses of $172,000 and $138,000, respectively. For the nine months ended September 30, 2022 and 2021, barter transaction revenues were approximately $1.4 million and $1.3 million, respectively. Additionally, for the nine months ended September 30, 2022 and 2021, barter transaction costs were reflected in programming and technical expenses of $937,000 and $909,000, respectively, and selling, general and administrative expenses of $504,000 and $413,000, respectively.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Numerator:
Net income attributable to common stockholders	$4,213	$13,876	$35,616	$31,749
Denominator:
Denominator for basic net income per share - weighted average outstanding shares	46,625,484	51,190,105	49,504,238	49,816,663
Effect of dilutive securities:
Stock options and restricted stock	3,581,124	3,890,289	3,667,555	4,015,472
Denominator for diluted net income per share - weighted-average outstanding shares	50,206,608	55,080,394	53,171,793	53,832,135

Net income attributable to common stockholders per share – basic	$0.09	$0.27	$0.72	$0.64
Net income attributable to common stockholders per share – diluted	$0.08	$0.25	$0.67	$0.59

(h)	Fair Value Measurements

We report our financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

As of September 30, 2022, and December 31, 2021, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(Unaudited)
	(In thousands)
As of September 30, 2022
Liabilities subject to fair value measurement:
Employment agreement award (a)	$27,297	$—	$—	$27,297

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$19,964	$—	$—	$19,964

As of December 31, 2021
Liabilities subject to fair value measurement:
Employment agreement award (a)	$28,193	$—	$—	$28,193

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$17,015	$—	$—	$17,015
(a)	Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by a discounted cash flow analysis). The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating TV One’s fair value using a discounted cash flow analysis. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value. In September 2022, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.
(b)	The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in estimating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

There were no transfers in or out of Level 1, 2, or 3 during the nine months ended September 30, 2022. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30 2022:

	Employment	Redeemable
	Agreement	Noncontrolling
	Award	Interests

	(In thousands)

Balance at December 31, 2021	$28,193	$17,015
Net income attributable to noncontrolling interests	—	1,831
Distribution	(3,092)	—
Dividends paid to noncontrolling interests	—	(1,599)
Change in fair value	2,196	2,717
Balance at September 30, 2022	$27,297	$19,964

The amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$(2,196)	$—

Losses and income included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award for the three and nine months ended September 30, 2022 and 2021.

			As of	As of
			September 30,	December 31,
		Significant	2022	2021

		Unobservable	Significant Unobservable
Level 3 liabilities	Valuation Technique	Inputs	Input Value
Employment agreement award	Discounted Cash Flow	Discount Rate	10.5%	9.5%
Employment agreement award	Discounted Cash Flow	Long-term Growth Rate	0.5%	0.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Discount Rate	11.5%	11.5%
Redeemable noncontrolling interest	Discounted Cash Flow	Long-term Growth Rate	0.4%	0.4%

Any significant increases or decreases in discount rate or long-term growth rate inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. For the three months ended September 30, 2022, the Company recorded an impairment charge of approximately $14.5 million associated with our Atlanta, Charlotte, Dallas, Houston, Philadelphia, Raleigh and Richmond market radio broadcasting licenses. For the nine months ended September 30, 2022, the Company recorded an impairment charge of approximately $4.3 million related to its Atlanta market goodwill balance, and also an impairment charge of approximately $27.1 million associated with our Atlanta, Charlotte, Dallas, Houston, Indianapolis, Philadelphia, Raleigh and Richmond market radio broadcasting licenses. The Company concluded these assets were not impaired during the nine months ended September 30, 2021.

(i)	Leases

On January 1, 2019, with the adoption of ASC Topic 842, “Leases” (“ASC 842”), the Company adopted a package of practical expedients as allowed by the transition guidance which permitted the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

	(Unaudited)				(Unaudited)
	(Dollars In thousands)				(Dollars In thousands)
Operating Lease Cost (Cost resulting from lease payments)	$3,185		$3,265		$9,607		$9,814
Variable Lease Cost (Cost excluded from lease payments)	10		10		30		30
Total Lease Cost	$3,195		$3,275		$9,637		$9,844

Operating Lease - Operating Cash Flows (Fixed Payments)	$3,501		$3,465		$10,507		$10,215
Operating Lease - Operating Cash Flows (Liability Reduction)	$2,524		$2,274		$7,452		$6,696

Weighted Average Lease Term - Operating Leases	4.79	years	5.07	years	4.79	years	5.07	years
Weighted Average Discount Rate - Operating Leases	11.00%		11.00%		11.00%		11.00%

As of September 30, 2022, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining three months ending December 31, 2022	$3,405
2023	12,293
2024	11,226
2025	6,499
2026	4,195
Thereafter	9,888
Total future lease payments	47,506
Imputed interest	10,890
Total	$36,616

(j)	Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” which defers the effective date of credit loss standard ASU 2016-13 by two years for smaller reporting companies and permits early adoption. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial statements.

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

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. This investment further diversified our platform in the entertainment industry while still focusing on our core demographic. We account for this investment on a cost basis and our MGM investment is included in other assets on the consolidated balance sheets. Our MGM National Harbor investment entitles us to an annual cash distribution based on net gaming revenue. We recognized distribution income in the amount of approximately $2.1 million and $2.1 million, for the three months ended September 30, 2022 and 2021, respectively, and approximately $6.2 million and $5.7 million, for the nine months ended September 30, 2022 and 2021, respectively, which is recorded in other income on the consolidated statements of operations. The cost method investment is subject to a periodic impairment review. The Company reviewed the investment and concluded that no impairment to the carrying value was required. There has been no impairment of the investment to date.

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

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company did not record any impairment or additional amortization expense as a result of evaluating its contracts for impairment for the nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recorded an impairment and additional amortization expense of approximately $1.4 million as a result of evaluating its contracts for impairment. Impairment and amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. All produced and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(n)	Employment Agreement Award

As discussed, in footnote 1(h), the Company accounts for the Employment Agreement Award at fair value. The Company estimated the fair value of the award at September 30, 2022, and December 31, 2021, to be approximately $27.3 million and $28.2 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was $714,000 and approximately $1.2 million for the three months ended September 30, 2022, and 2021, respectively, and was approximately $2.2 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company recovered the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the employment agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. In September 2022, the Compensation Committee approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior employment agreement.

(o)	Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2023, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of September 30, 2022, the Foundation owed Reach Media approximately $2.9 million and as of December 31, 2021, Reach Media owed the Foundation $41,000 under the agreements for the operation of the cruises. No cruise will sail in 2022; however, packages are currently being sold for the Fantastic Voyage® for 2023.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of September 30, 2022 and December 31, 2021, the Foundation owed $5,000 and $4,000, respectively, to Reach Media.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. During the three months ended September 30, 2022 and 2021, the Company incurred expense of $969,000 and approximately $1.2 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred expense of approximately $2.7 million and $2.8 million, respectively.  As of September 30, 2022 and December 31, 2021, the Company owed BMI approximately $1.4 million and $423,000, respectively.

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

2.    ACQUISITIONS AND DISPOSITIONS:

On June 13, 2022, the Company entered into a definitive asset purchase agreement with Emmis Communications (“Emmis”) to purchase its Indianapolis Radio Cluster to expand the Company’s market share. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on August 31, 2022. Urban One acquired radio stations WYXB (B105.7FM), WLHK (97.1FM), WIBC (93.1FM), translators W228CX and W298BB (The Fan 93.5FM and 107.5FM), and Network Indiana for $25 million. As part of the transaction, the Company disposed of its WHHH radio broadcasting license along with the intellectual property related to WNOW to a third party for approximately $3.2 million. The fair value of the assets disposed of approximate the carrying value of the assets. The Company recognized a net loss of $120,000 related to the disposal transaction during the three months ended September 30, 2022.

The Company’s preliminary purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $23.6 million to radio broadcasting licenses, $162,000 to towers and antennas, $326,000 to transmitters, $208,000 to studios, $111,000 to vehicles, $27,000 to furniture, fixtures, computer equipment and computer software, $87,000 to acquired advertising contracts, $437,000 to goodwill, and approximately $1.2 million to right of use assets and operating lease liabilities.

The operations of Emmis were included in the consolidated financial statements as of the acquisition date. The revenue and operating income for Emmis reported within the consolidated financial statements for the three and nine months ended September 30, 2022 were approximately $1.3 million and $328,000, respectively.

Unaudited Pro Forma Information

The table below sets forth unaudited pro forma results of operations, assuming that the Emmis acquisition occurred on January 1, 2021:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Net revenue	$124,278	$116,018	$364,653	$323,592
Operating income	18,994	34,639	80,118	97,169
Net income	4,585	14,571	38,022	34,154

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other accounting adjustments, and is not indicative of what our results would have been had we operated Emmis for the period presented because the pro forma results do not reflect expected synergies. The pro forma adjustments primarily reflect depreciation expense and amortization of tangible and intangible assets related to the fair value adjustments of the assets acquired. The pro forma adjustments are based on available information and assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis.

On November 6, 2020, the Company entered into a definitive asset exchange agreement with Audacy, Inc. (formerly Entercom Communications Corp.) to expand the Company’s market share whereby the Company would receive Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). As part of the transaction, the Company transferred three radio stations to Audacy: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Audacy began operation of the exchanged stations on or about November 23, 2020 under LMAs until FCC approval was obtained. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on April 20, 2021. In addition, the Company entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. (“Gateway”) for the remaining assets of our WFUN station in a separate transaction which also closed on April 20, 2021. The Company received approximately $8.0 million in exchange for approximately $8.0 million in tangible and intangible assets as part of the transaction with Gateway.

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

Valuation of Broadcasting Licenses

During the second quarter of 2022, there continued to be slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses. As a result of its impairment testing, the Company recorded a non-cash impairment charge of approximately $10.7 million during the three months ended June 30, 2022, associated with our Atlanta, Dallas, Houston, and Raleigh radio market broadcasting licenses. Included in this amount is approximately $3.7 million which relates to periods ending prior to January 1, 2022. Accordingly, the Company recorded an out-of-period non-cash impairment charge of approximately $3.7 million during the three months ended June 30, 2022. The fair value of the radio broadcasting licenses were overstated by approximately $1.1 million, $2.8 million, and $2.1 million as of December 31, 2019, March 31, 2020, and December 31, 2021, respectively, and understated by approximately $2.3 million as of September 30, 2020. The Company determined that the errors were not material to any previous period and that correcting the error in the three-month and six-month periods ended June 30, 2022 would not materially misstate estimated net revenue or pre-tax income for the full year, as of and for the period ended December 31, 2022, or the earnings trend and therefore could be corrected in the period ending June 30, 2022. In addition, we recorded an impairment charge of approximately $1.9 million in the three months ended June 30, 2022, associated with the estimated asset sale consideration for one of our Indianapolis radio broadcasting licenses.

During the three months ended September 30, 2022, economic conditions continued to slow and interest rates continued to rise. The Company performed additional impairment tests, and recorded a non-cash impairment charge of approximately $14.5 million associated with our Atlanta, Charlotte, Dallas, Houston, Philadelphia, Raleigh and Richmond radio market broadcasting licenses. We did not identify any impairment indicators for the three and nine months ended September 30, 2021, and, therefore, no interim impairment testing was performed.

Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for 2022.

Radio Broadcasting	September 30,	June 30,
Licenses	2022 (a)	2022 (a)
Impairment charge (in millions)	$14.5	$12.6 (*)
Discount Rate	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.5%	1.4% – 1.8%
Long-term Market Revenue Growth Rate Range	0.6% – 1.0%	0.7% – 1.0%
Mature Market Share Range	6.2% – 23.2%	6.2% – 23.2%
Mature Operating Profit Margin Range	28.3% – 36.1%	28.3% – 36.1%

(a)Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(*)Includes an impairment charge whereby the license fair value is based on estimated asset sale consideration.

Valuation of Goodwill

As noted above, during the quarters ended September 30, 2022 and June 30, 2022, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the three months ended June 30, 2022, the Company recorded a non-cash impairment charge of approximately $4.3 million to reduce the carrying value of our Atlanta market goodwill balance. No impairment was identified for the three months ended September 30, 2022. We did not identify any impairment indicators at any of our other reporting units for the nine months ended September 30, 2022. We did not identify any impairment indicators at any of our reporting units for the nine months ended September 30, 2021, and therefore, no further interim impairment testing was performed. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for 2022.

Goodwill (Radio Market	September 30,	June 30,
Reporting Units)	2022 (a)	2022 (a)
Impairment charge (in millions)	$—	$4.3
Discount Rate	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	(0.3)%	(2.5)% - 1.5%
Long-term Market Revenue Growth Rate Range	1.0%	0.7% – 1.0%
Mature Operating Profit Margin Range	33.4%	19.5% – 32.9%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments.

	Radio	Reach		Cable
	Broadcasting	Media	Digital	Television
	Segment	Segment	Segment	Segment	Total

	(In thousands)
Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	437	—	—	—	437
Impairments	(4,325)	—	—	—	(4,325)
Accumulated impairment losses	(117,748)	(16,114)	(20,345)	—	(154,207)
Audacy asset exchange	(470)	—	—	—	(470)
Net goodwill at September 30, 2022	$32,894	$14,354	$7,222	$165,044	$219,514

4.    LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
	(In thousands)
7.375% Senior Secured Notes due February 2028	$775,000	$825,000
PPP Loan	—	7,505
Total debt	775,000	832,505
Less: current portion of long-term debt	—	—
Less: original issue discount and issuance costs	11,800	13,889
Long-term debt, net	$763,200	$818,616

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

The amount of deferred financing costs included in interest expense for all instruments, for the three months ended September 30, 2022 and 2021, was $498,000 and $480,000, respectively. The amount of deferred financing costs included in interest expense for all instruments, for the nine months ended September 30, 2022 and 2021, was approximately $1.5 million and $1.8 million, respectively. The Company’s effective interest rate for 2022 is 7.85% and for 2021 was 7.96%.

During the quarter ended June 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par. The Company recorded a net gain on retirement of debt of approximately $1.9 million for the quarter ended June 30, 2022. During the quarter ended September 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.1% of par. The Company recorded a net gain on retirement of debt of approximately $1.8 million for the quarter ended September 30, 2022.  See Note 9 – Subsequent Events.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.

PPP Loan

On January 29, 2021, the Company submitted an application for participation in the second round of the Paycheck Protection Program loan program (“PPP”). On June 1, 2021, the Company received proceeds of approximately $7.5 million. During the three months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million. The loan bore interest at a fixed rate of 1% per year and was not changed during the life of the loan. Prior to its being forgiven, the loan was scheduled to mature June 1, 2026.

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

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. On closing of the Current ABL Facility, the 2016 ABL Facility was terminated on February 19, 2021.  As of September 30, 2022, there was no balance outstanding on the Current ABL Facility.

At the Company’s election, the interest rate on borrowings under the Current ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the Current ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the Current ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the Current ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the Current ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the Current ABL Facility), plus (ii) the AP and Deferred Revenue Reserve (as defined in the Current ABL Facility), plus (iii) without duplication, the aggregate amount of all other reserves, if any, established by Administrative Agent.

All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company.

The Current ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the Current ABL Facility, and (b) 91 days prior to the maturity of the Company’s 2028 Notes. The Current ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement providing for letter of credit capacity of up to $1.2 million. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of September 30, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit are issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of September 30, 2022, are as follows:

7.375% Senior
Secured Notes due
	February 2028	Total

(In thousands)
July - December 2022	$—	$—
2023	—	—
2024	—	—
2025	—	—
2026	—	—
2027 and thereafter	775,000	775,000
Total Debt	$775,000	$775,000

5.    INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $12.7 million on pre-tax income from continuing operations of approximately $50.1 million for the nine months ended September 30, 2022, which results in an effective tax rate of approximately 25.3%. This rate is based on the estimated annual effective tax rate of approximately 30.3%, and discrete tax benefits of approximately $2.4 million primarily related to non-taxable income forgiveness of the PPP Loan and $131,000 related to statutory state tax rates changes.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net DTAs by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2022, the Company believes it is more likely than not that these DTAs will be realized.

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

6.    STOCKHOLDERS’ EQUITY:

On June 16, 2020, the Company’s Board of Directors authorized an amendment (the “Potential Amendment”) of Urban One's certificate of incorporation to effect a reverse stock split across all classes of common stock by a ratio of not less than one-for-two and not more than one-for-fifty at any time prior to December 31, 2021, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors in its discretion. The Company’s shareholders approved the Potential Amendment at the annual meeting of the shareholders June 16, 2020. The Company has not acted on the Potential Amendment but may do so in the future at the discretion of the Board of Directors.

In August 2020, the Company entered into an arrangement (the “2020 Open Market Sales Agreement”) to sell shares, from time to time, of its Class A common stock, par value $0.001 per share (the “Class A Shares”).  During the year ended December 31, 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.7 million of net proceeds after associated fees and expenses. In January 2021, the Company, issued and sold an additional 1,465,826 shares for approximately $9.3 million of net proceeds after associated fees and expenses, which completed the 2020 Open Market Sales Agreement. Subsequently, in January 2021, the Company entered into an arrangement (the “2021 Open Market Sale Agreement”) to sell additional Class A Shares from time to time. During the three months ended March 31, 2021, the Company issued and sold 420,439 Class A Shares for approximately $2.8 million of net proceeds after associated fees and expenses. During the three months ended June 30, 2021, the Company issued and sold an additional 1,893,126 Class A Shares for approximately $21.2 million of net proceeds after associated fees and expenses, which completed its 2021 Open Market Sales Agreement.

On May 17, 2021, the Company entered into an Open Market Sale Agreement (the “Class D Sale Agreement”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”). On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million. As of September 30, 2022, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

On October 29, 2021, Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., Catherine L. Hughes, Founder and Chairperson of Urban One, Inc., and entities affiliated with one or both of them, converted a total of 883,890 shares of Class C Common Stock from their personal holdings into 883,890 shares of Class A Common Stock, also in their personal holdings.

Stock Repurchase Program

From time to time, the Board of Directors has authorized repurchases of shares of the Company’s Class A and Class D common stock. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.

On March 7, 2022, the Board of Directors authorized and approved a share repurchase program for up to $25 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock over a period of 24 months. During the three months ended September 30, 2022, the Company repurchased 100,803 shares of Class D common stock in the amount of $439,000 at an average price of $4.35 per share and during the nine months ended September 30, 2022, the Company repurchased 4,766,392 shares of Class D common stock in the amount of approximately $25.0 million at an average price of $5.25 per share.  The Company did not repurchase any Shares of Class A common stock during the nine months ended September 30, 2022. As of September 30, 2022, the Company did not have any amount remaining under its most recent and open authorization with respect to its Class A and Class D common stock. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares of Class A common stock and repurchased 6,715 shares of Class D common stock in the amount of $39,000 at an average price of $5.80 per share.

On September 27, 2022, the Compensation Committee authorized the repurchase up to $500,000 worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the three and nine months ended September 30, 2022 the Company did not repurchase any shares of Class A or Class D stock under this authorization.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). This limited authority is used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan and the 2019 Equity and Performance Incentive Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended September 30, 2022 and 2021, the Company executed Stock Vest Tax Repurchases of 325,872 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $4.23 per share and 3,285 shares of Class D Common Stock in the amount of $18,000 at an average price of $5.38 per share, respectively. During the nine months September 30, 2022 and 2021, the Company executed Stock Vest Tax Repurchases of 344,702 shares of Class D Common Stock in the amount of approximately $1.5 million at an average price of $4.29 per share and 512,632 shares of Class D Common Stock in the amount of $922,000 at an average price of $1.80 per share, respectively.

Stock Option and Restricted Stock Grant Plan

The Company’s 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan.  Since its original approval, from time to time, the Board of Directors adopted and as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. In 2015, the Board of Directors adopted, and our stockholders approved an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. The new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019.  The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which was funded with 5,500,000 shares of Class D Common Stock. On June 23, 2021, the Company’s Board of Directors authorized an amendment of the Urban One 2019 Equity and Performance Incentive Plan to increase the number of shares available for grant and to provide the grant of Class A as well as Class D shares. The amendment was approved by the Company’s shareholders and added 5,519,575 shares of Class D Shares and added 2,000,000 Class A Shares. As of September 30, 2022, 3,656,278 shares of Class D common stock and 1,250,000 shares of Class A common stock were available for grant under the 2019 Equity and Performance Incentive Plan. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock.

On September 27, 2022, the Compensation Committee of the Board of Directors of the Company awarded Catherine Hughes, Chairperson, 201,961 restricted shares of the Company’s Class D common stock, and stock options to purchase 101,702 shares of the Company’s Class D common stock. The grants were effective September 27, 2022, and immediately vested on September 27, 2022.

On September 27, 2022, the Compensation Committee awarded Catherine Hughes, Chairperson, 281,250 restricted shares of the Company’s Class A common stock. The grant was effective September 27, 2022, and cliff vests January 5, 2025.

On June 12, 2019, the Compensation Committee awarded Catherine Hughes, Chairperson, 427,148 restricted shares of the Company’s Class D common stock, and stock options to purchase 189,843 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and vested on January 6, 2021.

On September 27, 2022, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer, 336,602 restricted shares of the Company’s Class D common stock, and stock options to purchase 169,503 shares of the Company’s Class D common stock. The grants were effective September 27, 2022, and immediately vested on September 27, 2022.

On September 27, 2022, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer, 468,750 restricted shares of the Company’s Class A common stock. The grant was effective September 27, 2022, and cliff vests January 5, 2025.

On June 12, 2019, the Compensation Committee awarded Alfred Liggins, Chief Executive Officer and President, 711,914 restricted shares of the Company’s Class D common stock, and stock options to purchase 316,406 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and vested on January 6, 2021.

On September 27, 2022, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 115,248 restricted shares of the Company’s Class D common stock, and stock options to purchase 58,036 shares of the Company’s Class D common stock. The grants were effective September 27, 2022, and immediately vested on September 27, 2022.

On September 27, 2022, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 150,000 restricted shares of the Company’s Class D common stock. The grant was effective September 27, 2022, and cliff vests January 5, 2025.

On June 12, 2019, the Compensation Committee awarded Peter Thompson, Chief Financial Officer, 243,750 restricted shares of the Company’s Class D common stock, and stock options to purchase 108,333 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and vested on January 6, 2021.

On September 27, 2022, the Compensation Committee awarded David Kantor, Chief Executive Officer – Radio Division, 100,160 restricted shares of the Company’s Class D common stock, and stock options to purchase 50,438 shares of the Company’s Class D common stock. The grants were effective September 27, 2022, and immediately vested on September 27, 2022.

On June 12, 2019, the Compensation Committee awarded David Kantor, Chief Executive Officer – Radio Division, 211,838 restricted shares of the Company’s Class D common stock, and stock options to purchase 94,150 shares of the Company’s Class D common stock. The grants were effective June 5, 2020 and vested on January 6, 2021.

On September 27, 2022, the Compensation Committee awarded Karen Wishart, Chief Administrative Officer, 39,007 restricted shares of the Company’s Class D common stock, and stock options to purchase 19,643 shares of the Company’s Class D common stock. The grants were effective September 27, 2022, and immediately vested on September 27, 2022.

On September 27, 2022, the Compensation Committee awarded C. Kristopher Simpson, General Counsel, 23,936 restricted shares of the Company’s Class D common stock, and stock options to purchase 12,054 shares of the Company’s Class D common stock. The grants were effective September 27, 2022, and immediately vested on September 27, 2022

On September 27, 2022, the Compensation Committee awarded 195,032 restricted shares of the Company’s Class D common stock, and stock options to purchase 208,298 shares of the Company’s Class D common stock to certain employees pursuant to the Company’s long-term incentive plan. The grants were effective September 27, 2022 with various vest dates of January 5, 2023, March 31, 2023 and September 29, 2023.

Pursuant to the terms of each of our stock plans and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

Stock-based compensation expense for the three months ended September 30, 2022 and 2021, was approximately $5.0 million and $53,000, respectively, and for the nine months ended September 30, 2022 and 2021, was approximately $5.5 million and $478,000, respectively.

The Company granted a total of 877,174 stock options during the three months ended September 30, 2022 and granted a total of 884,061 stock options during the nine months ended September 30, 2022. The Company did not grant any stock options during the three months ended September 30, 2021, and granted 20,000 stock options during the nine months ended September 30, 2021.

Transactions and other information relating to stock options for the nine months ended September 30, 2022, are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2021	3,770,913	$2.18	5.68	$4,660,000
Grants	884,061	$4.22	—	—
Exercised	(60,240)	$0.83	—	—
Forfeited/cancelled/expired/settled	—	$—	—	—
Balance as of September 30, 2022	4,594,734	$2.59	5.98	$7,701,000
Vested and expected to vest at September 30, 2022	4,541,393	$2.57	5.93	$7,700,000
Unvested at September 30, 2022	465,798	$4.23	9.99	$10,000
Exercisable at September 30, 2022	4,128,936	$2.40	5.52	$7,691,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2022, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2022. This amount changes based on the fair market value of the Company’s stock.

There were zero and 60,240 options exercised during the three and nine months ended September 30, 2022. There were 22,500 and 219,756 options exercised during the three and nine months ended September 30, 2021, respectively.  A total of 422,385 and 439,180 options vested during the three and nine months ended September 30, 2022, respectively.  A total of 70,796 and 903,643 options vested during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, approximately $1.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 19 months. The weighted-average fair value per share of shares underlying stock options was $1.67 at September 30, 2022.

The Company granted 1,302,928 and 1,357,687 restricted shares of Class D common stock during the three and nine months ended September 30, 2022, respectively.  The Company granted 38,684 and 101,057 restricted shares of Class D common stock during the three and nine months ended September 30, 2021, respectively.

The Company granted 750,000 restricted shares of Class A common stock during the three and nine months ended September 30, 2022. The Company did not grant any restricted shares of Class A common stock during the three and nine months ended September 30, 2021.

On July 5, 2022, each of the four non-executive directors received 11,848 shares of restricted stock, valued at $50,000 based upon the closing price of the Company’s Class D common stock on the grant date. The shares vest in equal portions over two years. On July 6, 2021, each of the four non-executive directors received 9,671 shares of restricted stock, valued at $50,000 based upon the closing price of the Company’s Class D common stock on the grant date. The shares vest in equal portions over two years.

Transactions and other information relating to restricted shares of Class D common stock grants for the nine months ended September 30, 2022, are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2021	76,056	$3.90
Grants	1,357,687	$4.27
Vested	(999,479)	$4.25
Forfeited/cancelled/expired	—	$—
Unvested at September 30, 2022	434,264	$4.27

For awards of Class A common stock during the three and nine months ended September 30, 2022 and 2021, the Company granted 750,000 shares of restricted stock on September 27, 2022, at an average fair value at grant date of $5.39 per share. There were no shares that vested or were cancelled during the period. There were 750,000 unvested shares of restricted Class A common stock as of September 30, 2022 with an average fair value at grant date of $5.39.

Restricted stock grants for Class D shares were and are included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2022, approximately $1.8 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 17 months.

Restricted stock grants for Class A shares were and are included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2022, approximately $4.0 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 27 months.

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

Detailed segment data for the three and nine months ended September 30, 2022 and 2021, is presented in the following tables:

	Three Months Ended
	September 30,
	2022	2021

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$40,407	$38,541
Reach Media	10,071	9,939
Digital	20,986	14,981
Cable Television	50,784	48,846
Corporate/Eliminations*	(845)	(844)
Consolidated	$121,403	$111,463

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$27,647	$25,356
Reach Media	6,974	6,281
Digital	13,408	9,596
Cable Television	26,130	24,650
Corporate/Eliminations	11,315	8,769
Consolidated	$85,474	$74,652

Depreciation and Amortization:
Radio Broadcasting	$837	$814
Reach Media	50	49
Digital	329	307
Cable Television	955	932
Corporate/Eliminations	334	234
Consolidated	$2,505	$2,336

Impairment of Long-Lived Assets:
Radio Broadcasting	$14,450	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$14,450	$—

Operating income (loss):
Radio Broadcasting	$(2,527)	$12,371
Reach Media	3,047	3,609
Digital	7,249	5,078
Cable Television	23,699	23,264
Corporate/Eliminations	(12,494)	(9,847)
Consolidated	$18,974	$34,475

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(845)	$(844)

Capital expenditures by segment are as follows:
Radio Broadcasting	$1,480	$655
Reach Media	17	68
Digital	320	342
Cable Television	1	68
Corporate/Eliminations	402	595
Consolidated	$2,220	$1,728

	Nine Months Ended
	September 30,
	2022	2021

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$109,091	$101,793
Reach Media	31,194	27,169
Digital	54,353	40,466
Cable Television	160,668	143,549
Corporate/Eliminations*	(2,744)	(2,481)
Consolidated	$352,562	$310,496

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio Broadcasting	$76,803	$71,054
Reach Media	19,449	17,457
Digital	34,489	26,449
Cable Television	77,829	69,721
Corporate/Eliminations	25,871	22,738
Consolidated	$234,441	$207,419

Depreciation and Amortization:
Radio Broadcasting	$2,477	$2,335
Reach Media	143	160
Digital	995	945
Cable Television	2,853	2,799
Corporate/Eliminations	923	686
Consolidated	$7,391	$6,925

Impairment of Long-Lived Assets:
Radio Broadcasting	$31,383	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
Corporate/Eliminations	—	—
Consolidated	$31,383	$—

Operating income (loss):
Radio Broadcasting	$(1,572)	$28,404
Reach Media	11,602	9,552
Digital	18,869	13,072
Cable Television	79,986	71,029
Corporate/Eliminations	(29,538)	(25,905)
Consolidated	$79,347	$96,152

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(2,744)	$(2,481)

Capital expenditures by segment are as follows:
Radio Broadcasting	$2,736	$1,882
Reach Media	191	100
Digital	955	914
Cable Television	617	250
Corporate/Eliminations	1,592	1,036
Consolidated	$6,091	$4,182

	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$614,962	$627,948
Reach Media	42,165	33,451
Digital	33,134	32,915
Cable Television	410,861	367,896
Corporate/Eliminations	149,574	198,898
Consolidated	$1,250,696	$1,261,108

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

Off-Balance Sheet Arrangements

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of September 30, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit are issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

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

9.    SUBSEQUENT EVENTS:

Since October 1, 2022, and through the date of this filing, the Company repurchased 13,577 shares of Class D common stock in the amount of $57,000 at an average price of $4.23 per share. Giving effect to the repurchases, the Company has $443,000 remaining under its most recent and open authorization.

Since October 1, 2022, and through the date of this filing, the Company repurchased approximately $18.3 million of its 2028 Notes at an average price of approximately 85.7% of par.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Radio broadcasting segment	33.3%	34.6%	30.9%	32.8%

Reach Media segment	8.3%	8.9%	8.9%	8.8%

Digital segment	17.3%	13.4%	15.4%	13.0%

Cable television segment	41.8%	43.8%	45.6%	46.2%

Corporate/eliminations	(0.7)%	(0.7)%	(0.8)%	(0.8)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Percentage of core radio business generated from local advertising	56.8%	58.8%	60.1%	60.2%

Percentage of core radio business generated from national advertising, including network advertising	37.2%	32.1%	36.4%	35.3%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart show our net revenue (and sources) for the three and nine months ended September 30, 2022 and 2021:

	Three Months
	Ended September 30,
	2022	2021	$ Change	% Change

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$45,081	$43,089	$1,992	4.6%
Political Advertising	2,766	711	2,055	289.0
Digital Advertising	20,063	14,981	5,082	33.9
Cable Television Advertising	26,801	22,969	3,832	16.7
Cable Television Affiliate Fees	23,923	25,877	(1,954)	(7.6)
Event Revenues & Other	2,769	3,836	(1,067)	(27.8)
Net Revenue (as reported)	$121,403	$111,463	$9,940	8.9%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(Unaudited)
	(In thousands)
Net Revenue:
Radio Advertising	$128,726	$119,033	$9,693	8.1%
Political Advertising	5,137	1,991	3,146	158.0
Digital Advertising	53,427	40,351	13,076	32.4
Cable Television Advertising	86,336	66,638	19,698	29.6
Cable Television Affiliate Fees	74,210	76,760	(2,550)	(3.3)
Event Revenues & Other	4,726	5,723	(997)	(17.4)
Net Revenue (as reported)	$352,562	$310,496	$42,066	13.5%

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except margin data)
	(Unaudited)
Net revenue	$121,403	$111,463	$352,562	$310,496
Broadcast and digital operating income	$50,842	$49,135	$154,358	$135,099
Broadcast and digital operating income margin	41.9%	44.1%	43.8%	43.5%
Adjusted EBITDA	$44,340	$42,734	$133,852	$117,735
Net income attributable to common stockholders	$4,213	$13,876	$35,616	$31,749

The reconciliation of net income to broadcast and digital operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, unaudited)

Consolidated net income attributable to common stockholders	$4,213	$13,876	$35,616	$31,749
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	(415)	(13)	(474)	(185)
Interest expense	15,310	15,896	47,123	49,794
Provision for income taxes	3,364	6,257	12,675	12,366
Corporate selling, general and administrative, excluding stock-based compensation	9,904	12,271	30,768	31,544
Stock-based compensation	5,009	53	5,469	478
(Gain) loss on retirement of debt	(1,837)	—	(3,692)	6,949
Other income, net	(2,021)	(2,120)	(13,732)	(6,166)
Depreciation and amortization	2,505	2,336	7,391	6,925
Noncontrolling interests in income of subsidiaries	360	579	1,831	1,645
Impairment of long-lived assets	14,450	—	31,383	—
Broadcast and digital operating income	$50,842	$49,135	$154,358	$135,099

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, unaudited)

Adjusted EBITDA reconciliation:
Consolidated net income attributable to common stockholders, as reported	$4,213	$13,876	$35,616	$31,749
Add back non-broadcast and digital operating income items included in consolidated net income:
Interest income	(415)	(13)	(474)	(185)
Interest expense	15,310	15,896	47,123	49,794
Provision for income taxes	3,364	6,257	12,675	12,366
Depreciation and amortization	2,505	2,336	7,391	6,925
EBITDA	$24,977	$38,352	$102,331	$100,649
Stock-based compensation	5,009	53	5,469	478
(Gain) loss on retirement of debt	(1,837)	—	(3,692)	6,949
Other income, net	(2,021)	(2,120)	(13,732)	(6,166)
Noncontrolling interests in income of subsidiaries	360	579	1,831	1,645
Corporate development costs	414	2,508	1,433	4,841
Employment Agreement Award, incentive plan award expenses and other compensation	714	1,190	2,196	2,698
Contingent consideration from acquisition	—	—	—	280
Severance-related costs	146	80	388	653
Impairment of long-lived assets	14,450	—	31,383	—
Cost method investment income from MGM National Harbor	2,128	2,092	6,245	5,708
Adjusted EBITDA	$44,340	$42,734	$133,852	$117,735

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 (In thousands)

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)

	(Unaudited)
Statements of Operations:
Net revenue	$121,403	$111,463	$9,940	8.9%
Operating expenses:
Programming and technical, excluding stock-based compensation	29,490	29,226	264	0.9
Selling, general and administrative, excluding stock-based compensation	41,071	33,102	7,969	24.1
Corporate selling, general and administrative, excluding stock-based compensation	9,904	12,271	(2,367)	(19.3)
Stock-based compensation	5,009	53	4,956	9,350.9
Depreciation and amortization	2,505	2,336	169	7.2
Impairment of long-lived assets	14,450	—	14,450	100.0
Total operating expenses	102,429	76,988	25,441	33.0
Operating income	18,974	34,475	(15,501)	(45.0)
Interest income	415	13	402	3,092.3
Interest expense	15,310	15,896	(586)	(3.7)
Gain on retirement of debt	(1,837)	—	1,837	100.0
Other income, net	(2,021)	(2,120)	(99)	(4.7)
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	7,937	20,712	(12,775)	(61.7)
Provision for income taxes	3,364	6,257	(2,893)	(46.2)
Consolidated net income	4,573	14,455	(9,882)	(68.4)
Noncontrolling interests in income of subsidiaries	360	579	(219)	(37.8)
Net income attributable to common stockholders	$4,213	$13,876	$(9,663)	(69.6)%

Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$121,403	$111,463	$9,940	8.9%

During the three months ended September 30, 2022, we recognized approximately $121.4 million in net revenue compared to approximately $111.5 million during the same period in 2021. These amounts are net of agency and outside sales representative commissions. The increase in net revenue was due primarily to mitigation of the economic impacts of the COVID-19 pandemic which began in March 2020 and to increased demand for minority focused media.  Net revenues from our radio broadcasting segment increased 4.8% compared to the same period in 2021. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which do not participate in Miller Kaplan) increased 0.9% in total revenues. We experienced net revenue improvements in all of our existing radio markets with the exception of Atlanta, Richmond and Washington, DC. Net revenue from our radio broadcasting segment, excluding political advertising, increased 2.2% compared to the same period in 2021. Same station net revenue from our radio broadcasting segment, excluding political advertising, decreased 1.3% compared to the same period in 2021. We recognized approximately $50.8 million of revenue from our cable television segment during the three months ended September 30, 2022, compared to approximately $48.8 million for the same period in 2021 with the increase primarily in advertising sales. We recognized approximately $10.1 million of revenue from our Reach Media segment during the three months ended September 30, 2022, compared to approximately $9.9 million for the same period in 2021. Finally, net revenues for our digital segment increased approximately $6.0 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily due to an increase in direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$29,490	$29,226	$264	0.9%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the three months ended September 30, 2022, compared to the same period in 2021 was due primarily to higher expenses in our radio broadcasting, Reach Media and digital segments, which was partially offset by a decrease in expenses at our cable television segment.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$41,071	$33,102	$7,969	24.1%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Expenses in our radio broadcasting segment increased approximately $1.7 million for the three months ended September 30, 2022, compared to the same period in 2021 due primarily to higher compensation and special events costs. Expenses in our digital segment increased approximately $3.6 million for the three months ended September 30, 2022, compared to the same period in 2021 due primarily to higher compensation costs and higher traffic acquisition costs. Finally, expenses in our cable television segment increased approximately $2.8 million for the three months ended September 30, 2022, compared to the same period in 2021 due primarily to higher compensation costs and promotional expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$9,904	$12,271	$(2,367)	(19.3)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The decrease in expense for the three months ended September 30, 2022, compared to the same period in 2021 was primarily due to a decrease in professional fees related to corporate development activities in connection with potential gaming and other similar business activities.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$5,009	$53	$4,956	9,350.9%

The increase in stock-based compensation for the three months ended September 30, 2022, compared to the same period in 2021, was primarily due to timing of grants and vesting of stock awards for executive officers and other management personnel.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$2,505	$2,336	$169	7.2%

Depreciation and amortization expense increased to approximately $2.5 million for the quarter ended September 30, 2022, compared to approximately $2.3 million for the quarter ended September 30, 2021.

Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$14,450	$—	$14,450	100.0%

During the third quarter of 2022, there was continued slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses. The impairment of long-lived assets for the three months ended September 30, 2022, was related to a non-cash impairment charge of approximately $14.5 million associated with our Atlanta, Charlotte, Dallas, Houston, Philadelphia, Raleigh and Richmond radio market broadcasting licenses.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$15,310	$15,896	$(586)	(3.7)%

Interest expense decreased to approximately $15.3 million for the quarter ended September 30, 2022 compared to approximately $15.9 million for the quarter ended September 30, 2021. During the quarter ended September 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.1% of par. This reduction in the outstanding debt balances lead to a reduction in interest expense.

Gain on retirement of debt

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$(1,837)	$—	$(1,837)	100.0%

As discussed above, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.1% of par, resulting in a net gain on retirement of debt of approximately $1.8 million for the quarter ended September 30, 2022.

Other income, net

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$(2,021)	$(2,120)	$(99)	(4.7)%

Other income, net, was approximately $2.0 million and $2.1 million for the three months ended September 30, 2022 and 2021, respectively. We recognized other income in the amount of approximately $2.1 million for each of the three months ended September 30, 2022 and 2021, respectively, related to our MGM investment.

Provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$3,364	$6,257	$(2,893)	(46.2)%

For the three months ended September 30, 2022, we recorded a provision for income taxes of approximately $3.4 million on pre-tax income from continuing operations of approximately $7.9 million which results in an effective tax rate of 42.4%. This rate includes $131,000 of discrete tax benefits primarily related to statutory state tax rate changes. For the three months ended September 30, 2021, we recorded a provision for income taxes of approximately $6.3 million on pre-tax income from continuing operations of approximately $20.7 million which results in an effective tax rate of 30.2%. This rate includes discrete taxes of $226,000 related to state tax law changes and $160,000 related to provision to return adjustments.

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2022	2021
$360	$579	$(219)	(37.8)%

The decrease in noncontrolling interests in income of subsidiaries was due primarily to lower net income recognized by Reach Media during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $50.8 million for the three months ended September 30, 2022, compared to approximately $49.1 million for the comparable period in 2021, an increase of approximately $1.7 million or 3.5%. The increase was primarily due to higher broadcast and digital operating income at our digital and Reach Media segments, which was partially offset by lower broadcast and digital operating income at our radio broadcasting and cable television segments. Our radio broadcasting segment generated approximately $12.8 million of broadcast and digital operating income during the three months ended September 30, 2022, compared to approximately $13.2 million during the three months ended September 30, 2021, with the decrease primarily due to higher selling, general and administrative expenses. Reach Media generated approximately $4.3 million of broadcast and digital operating income during the three months ended September 30, 2022, compared to approximately $4.3 million during the three months ended September 30, 2021. Our digital segment generated approximately $7.6 million of broadcast and digital operating income during the three months ended September 30, 2022, compared to approximately $5.4 million during the three months ended September 30, 2021. The increase in the digital segment’s broadcast and digital operating income is primarily from higher net revenues. Finally, TV One generated approximately $26.2 million of broadcast and digital operating income during the three months ended September 30, 2022, compared to approximately $26.3 million during the three months ended September 30, 2021.

Broadcast and digital operating income margin

Broadcast and digital operating income margin decreased to 41.9% for the three months ended September 30, 2022, from 44.1% for the comparable period in 2021. The margin decrease was primarily attributable to lower broadcast and digital operating income across our radio broadcasting and cable television segments.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 (In thousands)

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)

	(Unaudited)
Statements of Operations:
Net revenue	$352,562	$310,496	$42,066	13.5%
Operating expenses:
Programming and technical, excluding stock-based compensation	86,359	80,829	5,530	6.8
Selling, general and administrative, excluding stock-based compensation	111,845	94,568	17,277	18.3
Corporate selling, general and administrative, excluding stock-based compensation	30,768	31,544	(776)	(2.5)
Stock-based compensation	5,469	478	4,991	1,044.1
Depreciation and amortization	7,391	6,925	466	6.7
Impairment of long-lived assets	31,383	—	31,383	100.0
Total operating expenses	273,215	214,344	58,871	27.5
Operating income	79,347	96,152	(16,805)	(17.5)
Interest income	474	185	289	156.2
Interest expense	47,123	49,794	(2,671)	(5.4)
(Gain) loss on retirement of debt	(3,692)	6,949	10,641	153.1
Other income, net	(13,732)	(6,166)	7,566	122.7
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	50,122	45,760	4,362	9.5
Provision for income taxes	12,675	12,366	309	2.5
Consolidated net income	37,447	33,394	4,053	12.1
Noncontrolling interests in income of subsidiaries	1,831	1,645	186	11.3
Net income attributable to common stockholders	$35,616	$31,749	$3,867	12.2%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$352,562	$310,496	$42,066	13.5%

During the nine months ended September 30, 2022, we recognized approximately $352.6 million in net revenue compared to approximately $310.5 million during the same period in 2021. These amounts are net of agency and outside sales representative commissions. The increase in net revenue was due primarily to mitigation of the economic impacts of the COVID-19 pandemic which began in March 2020 and to increased demand for minority focused media. Net revenues from our radio broadcasting segment for the nine months ended September 30, 2022, increased 7.2% from the same period in 2021. Based on reports prepared by Miller Kaplan, the markets we operate in increased 7.0% in total revenues. We experienced net revenue improvements in all of our existing radio markets, with the exception of Atlanta and Washington DC. Net revenue from our radio broadcasting segment, excluding political advertising, increased 5.0% compared to the same period in 2021. Same station net revenue from our radio broadcasting segment, excluding political advertising, increased 3.7% compared to the same period in 2021. Reach Media’s net revenues increased 14.8% for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to increased demand. We recognized approximately $160.7 million and $143.5 million of revenue from our cable television segment during the nine months ended September 30, 2022, and 2021, respectively, due primarily to increased advertising sales. Net revenue for our digital segment increased by approximately $13.9 million for the nine months ended September 30, 2022, compared to the same period in 2021 primarily from higher direct revenues.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$86,359	$80,829	$5,530	6.8%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the nine months ended September 30, 2022, compared to the same period in 2021 is primarily to higher expenses across all segments. Expenses in our radio broadcasting segment increased approximately $1.5 million for the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to higher music royalties, contract labor and compensation expenses. Expenses in our digital segment increased approximately $1.5 million for the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to higher compensation expenses, content expenses and video production costs. Expenses in our cable television segment increased approximately $1.9 million for the nine months ended September 30, 2022 compared to the same period in 2021 due primarily to higher content amortization expense, compensation expenses and travel and entertainment expenses.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$111,845	$94,568	$17,277	18.3%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Expenses in our radio broadcasting segment increased approximately $4.3 million for the nine months ended September 30, 2022, compared to the same period in 2021 due primarily to higher compensation costs, research and promotional accounts. Expenses in our digital segment increased approximately $6.5 million for the nine months ended September 30, 2022, compared to the same period in 2021 due primarily to higher compensation costs, higher traffic acquisition costs and web services fees. Expenses in our Reach Media segment increased $712,000 for the nine months ended September 30, 2022, compared to the same period in 2021 due primarily to higher affiliate station costs and higher bad debt expense. Finally, expenses in our cable television segment increased approximately $6.0 million for the nine months ended September 30, 2022, compared to the same period in 2021 due primarily to higher compensation costs, research expenses and higher promotional and advertising expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$30,768	$31,544	$(776)	(2.5)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was a decrease in professional fees related to corporate development activities in connection with potential gaming and other similar business activities which was partially offset by an increase in compensation costs, software license fees, contract labor, and travel and entertainment expenses.

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$5,469	$478	$4,991	1,044.1%

The increase in stock-based compensation for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to timing of grants and vesting of stock awards for executive officers and other management personnel.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$7,391	$6,925	$466	6.7%

Depreciation and amortization expense increased to approximately $7.4 million for the nine months ended September 30, 2022, compared to approximately $6.9 million for the nine months ended September 30, 2021.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$31,383	$—	$31,383	100.0%

During the third quarter of 2022, there was continued slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses. The impairment of long-lived assets for the nine months ended September 30, 2022, was related to a non-cash impairment charge of approximately $31.4 million associated with our Atlanta, Charlotte, Dallas, Houston, Indianapolis, Philadelphia, Raleigh and Richmond radio market broadcasting licenses.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$47,123	$49,794	$(2,671)	(5.4)%

Interest expense decreased to approximately $47.1 million for the nine months ended September 30, 2022, compared to approximately $49.8 million for the same period in 2021, due to lower overall debt balances outstanding and lower average interest rates. As discussed above, on January 25, 2021, the Company closed on a new financing in the form of the 2028 Notes. The proceeds from the 2028 Notes were used to repay in full each of: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer. During the nine months ended September 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million. During the nine months ended September 30, 2022, the Company repurchased approximately $50.0 million of its 2028 Notes at an average price of approximately 91.1% of par. This reduction in the outstanding debt balances lead to a reduction in interest expense.

(Gain) loss on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$(3,692)	$6,949	$10,641	153.1%

As discussed above, the Company repurchased approximately $50.0 million of its 2028 Notes at an average price of approximately 91.1% of par, resulting in a net gain on retirement of debt of approximately $3.7 million for the nine months ended September 30, 2022. Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the nine months ended September 30, 2021 associated with the settlement of the 2028 Notes.

Other income, net

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$(13,732)	$(6,166)	$7,566	122.7%

Other income, net, was approximately $13.7 million and $6.2 million for the nine months ended September 30, 2022 and 2021, respectively. We recognized other income in the amount of approximately $6.3 million and $5.7 million for the nine months ended September 30, 2022 and 2021, respectively, related to our MGM investment. As noted above, during the nine months ended September, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million.

Provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$12,675	$12,366	$309	2.5%

For the nine months ended September 30, 2022, we recorded a provision for income taxes of approximately $12.7 million. This amount is based on the actual effective tax rate of 25.3%, which includes 4.0% state income tax, 1.7% non-deductible goodwill impairment, 3.0% related to non-deductible officer’s compensation, and 0.6% other permanently non-deductible expenses. The Company also recorded approximately $2.5 million of discrete tax benefits primarily related to non-taxable income forgiveness of the PPP Loan, which resulted in a rate reduction of 5.0%. For the nine months ended September 30, 2021, we recorded a provision for income taxes of approximately $12.4 million. This amount is based on the actual effective tax rate of 27.0%, which includes 2.23% related to non-deductible officer’s compensation, and 0.5% other permanently non-deductible expenses.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2022	2021
$1,831	$1,645	$186	11.3%

The increase in noncontrolling interests in income of subsidiaries was due to higher net income recognized by Reach Media during the nine months ended September, 2022, versus the same period in 2021.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income increased to approximately $154.4 million for the nine months ended September 30, 2022, compared to approximately $135.1 million for the comparable period in 2021, an increase of approximately $19.3 million or 14.3%. This increase was primarily due to higher broadcast and digital operating income at each of our segments. Our radio broadcasting segment generated approximately $32.3 million of broadcast and digital operating income during the nine months ended September 30, 2022, compared to approximately $30.8 million during the nine months ended September 30, 2021, an increase of approximately $1.5 million, primarily from higher net revenues, partially offset by higher expenses. Reach Media generated approximately $14.3 million of broadcast and digital operating income during the nine months ended September 30, 2022, compared to approximately $11.6 million during the nine months ended September 30, 2021, with the increase primarily due to higher net revenues. Our digital segment generated approximately $19.9 million of broadcast and digital operating income during the nine months ended September 30, 2022, compared to $14.0 million during the nine months ended September 30, 2021, with the increase primarily due to higher net revenues, partially offset by higher programming and technical expenses and selling, general and administrative expenses. Finally, TV One generated approximately $87.9 million of broadcast and digital operating income during the nine months ended September 30, 2022, compared to approximately $78.7 million during the nine months ended September 30, 2021, with the increase primarily due to higher net revenues, partially offset by higher programming and technical expenses and higher selling, general and administrative expenses.

Broadcast and digital operating income margin

Broadcast and digital operating income margin increased to 43.8% for the nine months ended September 30, 2022, compared to 43.5% for the comparable period in 2021. The margin increase was primarily attributable to higher broadcast and digital operating income as noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility.  Our cash, cash equivalents and restricted cash balance is approximately $105.7 million as of September 30, 2022.

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

As of September 30, 2022, no amounts were outstanding on our Current ABL Facility (as defined below). Further, after we refinanced our debt structure in January 2021, we anticipate meeting our debt service requirements and obligations for the foreseeable future, including through one year from the date of issuance of our most recent consolidated financial statements. Our estimates however, remain subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of the COVID-19 pandemic on our business and the economy generally, the possibility of new variants of the coronavirus and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic.

In August 2020, the Company entered into an arrangement (the “2020 Open Market Sales Agreement”) to sell shares, from time to time, of its Class A common stock, par value $0.001 per share (the “Class A Shares”).  During the year ended December 31, 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.7 million of net proceeds after associated fees and expenses. In January 2021, the Company, issued and sold an additional 1,465,826 shares for approximately $9.3 million of net proceeds after associated fees and expenses, which completed the 2020 Open Market Sales Agreement. Subsequently, in January 2021, the Company entered into an arrangement (the “2021 Open Market Sale Agreement”) to sell additional Class A Shares from time to time. During the three months ended March 31, 2021, the Company issued and sold 420,439 Class A Shares for approximately $2.8 million of net proceeds after associated fees and expenses. During the three months ended June 30, 2021, the Company issued and sold an additional 1,893,126 Class A Shares for approximately $21.2 million of net proceeds after associated fees and expenses, which completed its 2021 Open Market Sales Agreement.

On May 17, 2021, the Company entered into an Open Market Sale Agreement (the “Class D Sale Agreement”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”). On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million. As of September 30, 2022, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

During the nine months ended September 30, 2022, the Company repurchased 4,766,392 shares of Class D common stock in the amount of approximately $25.0 million at an average price of $5.25 per share.

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

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. The Asset Backed Senior Credit Facility entered into on April 21, 2016 among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “2016 ABL Facility”), was terminated on February 19, 2021.

At the Company’s election, the interest rate on borrowings under the Current ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the Current ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

Advances under the Current ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the Current ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the Current ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the Current ABL Facility), plus (ii) the AP and Deferred Revenue Reserve (as defined in the Current ABL Facility), plus (iii) without duplication, the aggregate amount of all other reserves, if any, established by Administrative Agent.

All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company.

The Current ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the Current ABL Facility, and (b) 91 days prior to the maturity of the Company’s 2028 Notes. The Current ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.

On January 29, 2021, the Company submitted an application for participation in the second round of the Paycheck Protection Program loan program (“PPP”). On June 1, 2021, the Company received proceeds of approximately $7.5 million. During the three months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million. The loan bore interest at a fixed rate of 1% per year and was not changed during the life of the loan. Prior to its being forgiven, the loan was scheduled to mature June 1, 2026.

During the quarter ended June 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par, resulting in a net gain on retirement of debt of approximately $1.9 million for the quarter ended June 30, 2022. During the quarter ended September 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.1% of par. The Company recorded a net gain on retirement of debt of approximately $1.8 million for the quarter ended September 30, 2022. See Note 9 – Subsequent Events and see Note 4 – Long-Term Debt to our consolidated financial statements for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2022:

Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
(In millions)
7.375% Senior Secured Notes, net of issuance costs (fixed rate)	$763.2	7.375%
Asset-backed credit facility (variable rate) (1)	$—	—%
(1)	Subject to variable LIBOR or base rate plus a spread as defined in the agreement.

The following table provides a summary of our statements of cash flows for the nine months ended September 30, 2022 and 2021, respectively:

	2022	2021

	(In thousands)
Net cash flows provided by operating activities	$54,067	$36,264
Net cash flows (used in) provided by investing activities	$(27,176)	$3,818
Net cash flows used in financing activities	$(73,562)	$(2,109)

Net cash flows provided by operating activities were approximately $54.1 million and $36.3 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash flow from operating activities for the nine months ended September 30, 2022 increased from the prior year primarily timing of collections of accounts receivable, payments of accrued compensation and payments for other assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $27.2 million compared to net cash flows provided by investing activities of approximately $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $5.3 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. The Company received approximately $3.1 million and $8.0 million during the nine months ended September 30, 2022 and 2021, respectively, from sales of its broadcasting assets as described in Note 2 – Acquisitions and Dispositions. Finally, the Company paid approximately $25.0 to complete the acquisition of broadcasting assets from Emmis Communications as described in Note 2 – Acquisitions and Dispositions.

Net cash flows used in financing activities were approximately $73.6 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2021, we repaid approximately $855.2 million in outstanding debt and we borrowed approximately $825.0 million on our 2028 Notes. During the nine months ended September 30, 2021, we paid approximately $11.2 million in debt refinancing costs. We repurchased approximately $26.5 million and $944,000 of our Class D Common Stock during the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the Company repurchased approximately $45.5 million of our 2028 Notes. During the nine months ended September 30, 2022 and 2021, respectively, we received proceeds of $50,000 and $366,000 from the exercise of stock options. During the nine months ended September 30, 2021, the Company received proceeds of approximately $33.3 million from the issuance of Class A Common Stock, net of fees paid, and the Company also received proceeds of approximately $7.5 million on its PPP Loan. Finally, Reach Media paid approximately $1.6 million and $1.0 million in dividends to noncontrolling interest shareholders during the nine months ended September 30, 2022 and 2021, respectively.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2022, we had approximately $498.5 million in broadcast licenses and $219.5 million in goodwill, which totaled $718.0 million, and represented approximately 57.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

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

Valuation of Broadcasting Licenses

During the second quarter of 2022, there continued to be slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses. As a result of its impairment testing, the Company recorded a non-cash impairment charge of approximately $10.7 million during the three months ended June 30, 2022, associated with our Atlanta, Dallas, Houston, and Raleigh radio market broadcasting licenses. Included in this amount is approximately $3.7 million which relates to periods ending prior to January 1, 2022. Accordingly, the Company recorded an out-of-period non-cash impairment charge of approximately $3.7 million during the three months ended June 30, 2022. The fair value of the radio broadcasting licenses were overstated by approximately $1.1 million, $2.8 million, and $2.1 million as of December 31, 2019, March 31, 2020, and December 31, 2021, respectively, and understated by approximately $2.3 million as of September 30, 2020. The Company determined that the errors were not material to any previous period and that correcting the error in the three-month and six-month periods ended June 30, 2022 would not materially misstate estimated net revenue or pre-tax income for the full year, as of and for the period ended December 31, 2022, or the earnings trend and therefore could be corrected in the period ending June 30, 2022. In addition, we recorded an impairment charge of approximately $1.9 million in the three months ended June 30, 2022, associated with the estimated asset sale consideration for one of our Indianapolis radio broadcasting licenses.

During the three months ended September 30, 2022, economic conditions continued to slow and interest rates continued to rise. The Company performed additional impairment tests, and recorded a non-cash impairment charge of approximately $14.5 million associated with our Atlanta, Charlotte, Dallas, Houston, Philadelphia, Raleigh and Richmond radio market broadcasting licenses. We did not identify any impairment indicators for the three and nine months ended September 30, 2021, and, therefore, no interim impairment testing was performed.

Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for the interim impairment assessments for 2022.

Radio Broadcasting	September 30,	June 30,
Licenses	2022 (a)	2022 (a)
Impairment charge (in millions)	$14.5	$12.6 (*)
Discount Rate	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	0.5%	1.4% – 1.8%
Long-term Market Revenue Growth Rate Range	0.6% – 1.0%	0.7% – 1.0%
Mature Market Share Range	6.2% – 23.2%	6.2% – 23.2%
Mature Operating Profit Margin Range	28.3% – 36.1%	28.3% – 36.1%

(a)Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(*)Includes an impairment charge whereby the license fair value is based on estimated asset sale consideration.

Valuation of Goodwill

As noted above, during the quarters ended September 30, 2022 and June 30, 2022, we identified impairment indicators at certain of our radio markets, and, as such, we performed an interim analysis for certain radio market goodwill. During the three months ended June 30, 2022, the Company recorded a non-cash impairment charge of approximately $4.3 million to reduce the carrying value of our Atlanta market goodwill balance. No impairment was identified for the three months ended September 30, 2022. We did not identify any impairment indicators at any of our other reporting units for the nine months ended September 30, 2022. We did not identify any impairment indicators at any of our reporting units for the nine months ended September 30, 2021, and therefore, no further interim impairment testing was performed. Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for the interim impairment assessments for 2022.

Goodwill (Radio Market	September 30,	June 30,
Reporting Units)	2022 (a)	2022 (a)
Impairment charge (in millions)	$—	$4.3
Discount Rate	9.5%	9.5%
Year 1 Market Revenue Growth Rate Range	(0.3)%	(2.5)% - 1.5%
Long-term Market Revenue Growth Rate Range	1.0%	0.7% – 1.0%
Mature Operating Profit Margin Range	33.4%	19.5% – 32.9%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

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

Realizability of Deferred Tax Assets

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the quarter ended September 30, 2022, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

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

As of the quarter ended September 30, 2022, management continues to weigh the objectively verifiable evidence associated with its cumulative income or loss position over the most recent three-year period. The Company continues to have three years of rolling cumulative income. Management also considered the cumulative income includes non-deductible pre-tax expenditures that, while included in pre-tax earnings, are not a component of taxable income and therefore are not expected to negatively impact the Company's ability to realize the tax benefit of the DTAs in current or future years.

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

Indebtedness

As of September 30, 2022, we had approximately $775.0 million of our 2028 Notes outstanding within our corporate structure. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem: (1) the 2017 Credit Facility; (2) the 2018 Credit Facility; (3) the MGM National Harbor Loan; (4) the remaining amounts of our 7.375% Notes; and (5) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. See “Liquidity and Capital Resources.”

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of September 30, 2022:

	Payments Due by Period
	Remainder of					2027 and
Contractual Obligations	2022	2023	2024	2025	2026	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$14,289	$57,156	$57,156	$57,156	$57,156	$836,919	$1,079,832
Other operating contracts/agreements (2)	45,827	44,269	30,592	23,482	9,375	12,648	166,193
Operating lease obligations	3,327	11,994	10,925	6,223	3,937	7,551	43,957
Total	$63,443	$113,419	$98,673	$86,861	$70,468	$857,118	$1,289,982
(1)	Includes interest obligations based on interest rates on senior secured notes outstanding as of September 30, 2022.

(2)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $82.7 million has not been recorded on the balance sheet as of September 30, 2022, as it does not meet recognition criteria. Approximately $6.5 million relates to certain commitments for content agreements for our cable television segment, approximately $25.6 million relates to employment agreements, and the remainder relates to other agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of September 30, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

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

Identification of Material Weakness

Following the evaluation, management determined that the fair value of its Radio Broadcasting License assets were overstated by approximately $1.1 million, $2.8 million, and $2.1 million as of December 31, 2019, March 31, 2020, and December 31, 2021, respectively, and understated by approximately $2.3 million as of September 30, 2020.  Accordingly, the Company recorded an out-of-

period non-cash impairment charge of approximately $3.7 million during the three months ended June 30, 2022. The Company determined that correcting the error in the three-month and six-month periods ended June 30, 2022 would not materially misstate estimated net revenue or pre-tax income for the full year or the earnings trend, and therefore could be corrected in the period ending June 30, 2022.

As a result, management has determined that the Company did not maintain effective internal controls over review of key reports and assumptions used in the valuation of the radio broadcasting licenses and goodwill. This deficiency represents a material weakness in the Company’s internal control over financial reporting at September 30, 2022 and June 30, 2022. Additionally, the Company has determined that the material weakness existed at March 31, 2022 and December 31, 2021.  The Company filed amendments to the 2021 Annual Report (updating Item 9A and BDO’s opinion relating to the effectiveness of the Company’s internal controls over financial reporting) and the 2022 Q1 Report (updating Item 4) on Forms 10-K/A and/or 10-Q/A on October 11, 2022.

This material weakness could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Plans for Remediation

We have begun to implement some of the following measures to remediate this material weakness:

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

These actions listed above have not yet been fully implemented. Management will test the design and operating effectiveness of the newly implemented controls in future periods.

Changes in internal control over financial reporting

There were no other changes in our internal control over financial reporting, other than the plans for remediation that the Company identified above, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “2021 Annual Report”), as updated in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our 2021 Annual Report, as updated by our quarterly reports on Form 10-Q and 10-Q/A, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 4, 2022