Form 10-K
period 2022-12-31
URBAN ONE, INC.
filed 2023-06-30
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Smaller reporting company  ☒          Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at May 19, 2023
Class A Common Stock, $.001 par value	9,854,682
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,045,016
Class D Common Stock, $.001 par value	34,095,068

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2022, was approximately $95.0 million.

EXPLANATORY NOTE

Overview

Urban One, Inc. and its consolidated subsidiaries (“Urban One” or the “Company”) is filing this annual report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”). This Form 10-K contains our audited financial statements for the year ended December 31, 2022, as well as restates certain financial information and related footnote disclosures in the Company’s previously issued consolidated financial statements as of December 31, 2021, as originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022 (the “Original Filing”), and then amended and filed with the SEC on October 11, 2022 (the “Amended Filing”) and the interim periods ended March 31, June 30, and September 30, 2022 and 2021 (collectively, the “Affected Periods”). This Form 10-K also restates certain other Items in the Original and Amended Filings, as listed in “Items Restated in this Form 10-K” below.

Restatement Background

As previously disclosed in the Current Report on Form 8-K filed with the SEC on April 7, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company concluded, after discussion with the Company’s management and independent registered public accounting firm, that the Company’s previously issued consolidated financial statements with respect to the Affected Periods should no longer be relied upon due to errors in such financial statements, and, therefore, a restatement of these specified financial statements is required. The Company does not intend to file further amendments to the previously filed Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the Affected Periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, press releases, earnings releases and investor presentations or other communications describing the Company’s previously issued consolidated financial statements and other related financial information covering the Affected Periods.

In connection with the preparation of the consolidated financial statements, the Company re-evaluated its accounting for the valuation of its investment interest in MGM National Harbor (the “MGM Investment”) and determined that adjustments are required to its previously issued financial statements for the Affected Periods due to understatements in the value of the MGM Investment and related tax effects. In addition to the adjustment related to the MGM Investment, the Company included corrections for misstatements that were deemed immaterial to any period presented in our previously issued financial statements. These misstatements are related to radio broadcasting license impairment, right of use assets, fair value of the Reach Media redeemable noncontrolling interest, amortization of certain launch assets, misclassifications of certain balance sheet items, and any related tax effects. The Company also corrected certain line items within the statements of cash flows and certain disclosures relating to deferred tax assets and content assets for errors identified.

See Note 2 - Restatement of Financial Statements and Note 17 - Quarterly Financial Data (Unaudited and Restated) of our consolidated financial statements for more information related to the restatement, including descriptions of the misstatements and the impacts on the Company’s consolidated financial statements.

Internal Control Considerations

The Company’s management has concluded that the Company had material weaknesses in its internal control over financial reporting during the Affected Periods relating to the errors described above. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal control over financial reporting, and material weaknesses identified, refer to Part II, Item 9A, “Controls and Procedures.”

Items Restated in this Form 10-K

The following items have been restated, as appropriate, to reflect the restatement:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A. Controls and Procedures
●	Part IV, Item 15. Exhibits and Financial Statement Schedules

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Except as described above, this Form 10-K does not amend, update or change any other disclosures in the Affected Periods’ filings. This Form 10-K should be read in conjunction with the Company’s other filings with the SEC.

URBAN ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2022

CERTAIN DEFINITIONS

Unless otherwise noted, throughout this report, the terms “Urban One,” “the Company,” “we,” “our,” and “us” refer to Urban One, Inc. together with all of its subsidiaries.

We use the terms “local marketing agreement” (“LMA”) or time brokerage agreement (“TBA”) in various places in this report. An LMA or a TBA is an agreement under which a Federal Communications Commission (“FCC”) licensee of a radio station makes available, for a fee, airtime on its station to another party. The other party provides programming to be broadcast during the airtime and collects revenues from advertising it sells for broadcast during that programming. In addition to entering into LMAs or TBAs, we will, from time to time, enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.

The term “broadcast and digital operating income” is used throughout this report. Net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative, expenses, stock-based compensation, impairment of long-lived assets and (gain) loss on retirement of debt, is commonly referred to in the radio broadcasting industry as “station operating income.” However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term broadcast and digital operating income. Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Nevertheless, broadcast and digital operating income is a significant basis used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to our historic use of station operating income; however, it reflects our more diverse business, and therefore, may not be similar to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this annual report on Form 10-K concerning our operations, cash flows and financial position, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:

●	public health crises, epidemics and pandemics such as COVID-19 and other future pandemics and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;
●	the extent of the impact of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC), including the duration, spread, severity, and the impact of any variants, the duration and scope of any related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on overall demand for advertising across our various media;
●	recession, economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;
●	our high degree of leverage, certain cash commitments related thereto and potential inability to finance strategic transactions given fluctuations in market conditions;
●	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC) could negatively impact our ability to meet our cash needs;
●	risks associated with the implementation and execution of our business diversification strategy, including our strategic actions with respect to expansion into gaming;
●	risks associated with our investments or potential investment in gaming businesses that are managed or operated by persons not affiliated with us and over which we have little or no control;
●	regulation by the FCC relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;
●	regulation by certain gaming commissions relative to maintaining our interests, or our creditors’ ability to foreclose on collateral that includes our interests in, any gaming licenses, joint ventures or other gaming and casino investments;

●	changes in our key personnel and on-air talent;
●	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;
●	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;
●	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;
●	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
●	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;
●	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
●	material weaknesses identified in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements; and
●	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Urban One, Inc. (a Delaware corporation originally formed in 1980 and hereinafter referred to as “Urban One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2022, we owned and/or operated 66 independently formatted, revenue producing broadcast stations (including 55 FM or AM stations, 9 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. We also held a minority ownership interest in MGM National Harbor Casino, a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicated with African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate other media brands, such as TV One, CLEO TV, Reach Media, iONE Digital, and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.

Recent Developments

On June 13, 2022, the Company entered into a definitive asset purchase agreement with Emmis Communications (“Emmis”) to purchase its Indianapolis Radio Cluster to expand the Company’s market share. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on August 31, 2022. Urban One acquired radio stations WYXB (B105.7FM), WLHK (97.1FM), WIBC (93.1FM), translators W228CX and W298BB (The Fan 93.5FM and 107.5FM), and Network Indiana for $25 million. As part of the transaction, the Company disposed of its former WHHH radio broadcasting license along with the intellectual property related to WNOW (there was a call letter change from WHHH to WNOW immediately prior to the close) to a third party for approximately $3.2 million. The fair value of the assets disposed of approximated the carrying value of the assets.

Segments

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) cable television; (iii) Reach Media; and (iv) digital. Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All Other - Corporate/Eliminations.”

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

As of December 31, 2022, we owned and/or operated 66 independently formatted, revenue producing broadcast stations (including 55 FM or AM stations, 9 HD stations, and the 2 low power television stations we operate but excluding translators) located in 13 of the most populous African-American markets in the United States. The following tables set forth further selected information about our portfolio of radio stations that we owned and/or operated as of December 31, 2022.

	Urban One					Market Data
					Entire Audience	Ranking by Size of	Estimated Fall 2022
					Four Book	African-American	Metro
					Average Audience	Population Persons	Population Persons
Market	Number of Stations*				Share(1)	12+(2)	12+
								African-
							Total	American
	FM	AM	HD	LP/TV**			(millions)%
Atlanta	4		1		13.0	2	5.2	36
Washington, DC	4	2			9.8	3	5.1	27
Dallas	2				3.8	5	6.6	18
Houston	3				10.1	6	6.2	18
Philadelphia	2		2		3.7	7	4.7	20
Baltimore	2	2	1		13.3	11	2.4	30
Charlotte	5	1	1		18.1	12	2.5	23
Raleigh-Durham	4				15.3	19	1.8	21
Cleveland	2	2	1		13.5	21	1.8	20
Richmond	4	2			18.2	25	1.1	29
Columbus	5			1	6.7	26	1.8	18
Indianapolis	5	1	2	1	35.1	30	1.7	17
Cincinnati	2	1	1		5.9	34	1.9	13
Total	44	11	9	2
(1)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2022 Nielsen Survey.
(2)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2022.
*

20 non-independently formatted HD stations and 14 non-independently formatted translators owned and operated by the Company are not included in the above station count. Changes in the programming of our HD stations or translators may alter our station count from time to time.

**	Low power television station

Market Rank Metro
Market	Population 2022	Format	Target Demo
Atlanta	7

WAMJ/WUMJ		Urban AC	25-54
WHTA		Urban Contemporary	18-34
WPZE		Contemporary Inspirational	25-54
WAMJ-HD-2		Urban Contemporary	25-54

Baltimore	23

WERQ		Urban Contemporary	18-34
WOLB		News/Talk	35-64

WWIN-FM		Urban AC	25-54
WWIN-AM		Gospel	35-64
WLIF-HD-2		Contemporary Inspirational	25-54

Charlotte	21

WPZS		Contemporary Inspirational	25-54
WOSF		Urban AC / Old School	25-54
WOSF-HD2		Urban Contemporary	18-34
WBT-AM		News Talk	25-54
WBT-FM		News Talk	25-54
WFNZ		Sports Talk	25-54
WLNK		Hot Adult Contemporary	25-54

Cincinnati	33

WIZF		Urban Contemporary	18-34
WOSL		Urban AC / Old School	25-54
WDBZ-AM		Talk	35-64
WIZF-HD3		Hispanic	25-54

Cleveland	35

WENZ		Urban Contemporary	18-34
WERE-AM		News/Talk	35-64
WJMO-AM		Contemporary Inspirational	35-64
WZAK		Urban AC	25-54
WENZ-HD-2		Contemporary Inspirational	35-64

Columbus	36

WCKX		Urban Contemporary	18-34
WXMG		Urban AC	25-54
WHTD		Urban Contemporary	18-34
WJYD		Contemporary Inspirational	25-54
WWLG		Hispanic	25-54
WQMC-TV		Television	25-54

Dallas	5

KBFB		Urban Contemporary	18-34
KZJM		Urban Contemporary	25-54

Houston	6

KBXX		Urban Contemporary	18-34
KMJQ		Urban AC	25-54
KROI		Contemporary Inspirational	18-34

Indianapolis	38

WTLC-FM		Urban AC	25-54
WHHH		Urban Contemporary	18-34
WTLC-AM		Contemporary Inspirational	35-64

WIBC		News Talk	25-54
WHHH-HD2, HD3		Regional Mexican	25-54
WLHK		Country	25-54
WIBC-HD2		Sports Talk	25-54
WYXB		Adult Contemporary	25-54
WDNI-TV		Television	25-54

Philadelphia	9

WPPZ		Adult Contemporary	25-54
WRNB		Mainstream Urban	25-54
WPPZ-HD2		Contemporary Inspirational	25-54
WRNB-HD2		Urban AC	25-54

Raleigh	37

WFXC/WFXK		Urban AC	25-54
WQOK		Urban Contemporary	18-34
WNNL		Contemporary Inspirational	25-54

Richmond	53

WKJS/WKJM		Urban AC	25-54
WCDX		Urban Contemporary	18-34
WPZZ		Contemporary Inspirational	25-54
WXGI-AM/WTPS-AM		Classic Hip Hop	25-54

Washington DC	8

WKYS		Urban Contemporary	18-34
WMMJ/WDCJ		Urban AC	25-54
WPRS		Contemporary Inspirational	25-54
WOL-AM		News/Talk	35-64
WYCB-AM		Gospel	35-64

AC-refers to Adult Contemporary

CHR-refers to Contemporary Hit Radio

Pop-refers to Popular Music

Old School - refers to Old School Hip/Hop

For the year ended December 31, 2022, approximately 32.3% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. We consider our radio broadcasting segment to be our core radio business. Within our core radio business, seven (Atlanta, Baltimore, Charlotte, Dallas, Houston, Indianapolis, and Washington, DC) of the 13 markets in which we operated radio stations throughout 2022 or a portion thereof accounted for approximately 73.8% of our radio station net revenue for the year ended December 31, 2022. Revenue from the operations of Reach Media, along with revenue from the seven significant contributing radio markets, accounted for approximately 32.5% of our total consolidated net revenue for the year ended December 31, 2022. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the seven significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

Radio Advertising Revenue

Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 57.3% of our net revenue from our core radio business for the year ended December 31, 2022, was generated from the sale of local advertising and 38.8% from sales to national advertisers, including network/syndication advertising. The balance of net revenue from our radio segment is primarily derived from ticket sales, and revenue related to sponsored events, management fees and other alternative revenue.

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

Cable Television, Reach Media and Digital Segments, Strategy and Sources of Revenue and Income

We have expanded our operations to include other media forms that are complementary to our radio business. In a strategy similar to our radio market segmentation, we have multiple complementary media and online brands. Each of these brands focuses on a different segment of African-American consumers. With our multiple brands, we are able to direct advertisers to specific audiences within the urban communities in which we are located, or to bundle the brands for advertising sales purposes when advantageous.

TV One, our primary cable television franchise targeting the African-American and urban communities, derives its revenue from advertising and affiliate revenue. Advertising revenue is derived from the sale of television airtime to advertisers and is recognized when the advertisements are run. TV One also derives revenue from affiliate fees under the terms of various affiliation agreements generally based upon a per subscriber royalty for the right to distribute the Company’s programming under the terms of the distribution contracts. Our other cable television franchise, CLEO TV, is a lifestyle and entertainment network targeting Millennial and Gen X women of color that is also operated by TV One, LLC. CLEO TV derives its revenue principally from advertising.

Reach Media, our syndicated radio unit, primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell, the Russ Parr Morning Show, and the DL Hughley Show. In addition to being broadcast on 48 Urban One stations, our syndicated radio programming also was available on 215 non-Urban One stations throughout the United States as of December 31, 2022.

We have launched websites that simultaneously stream radio station content for each of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use mentions in our radio airtime to promote our websites. By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners, including at home “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ reach to listeners. In addition, our station websites link to our other online properties operated by our primary digital unit, Interactive One. Interactive One operates the largest social networking site primarily targeting African-Americans and other branded websites, including Bossip,

HipHopWired and MadameNoire. Interactive One derives revenue from advertising services on non-radio station branded websites, and studio services where Interactive One provides services to other publishers. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized as impressions (the number of times advertisements appear in viewed pages) are delivered.

Finally, our MGM National Harbor investment entitled us to an annual cash distribution based on net gaming revenue from gaming activities conducted on the site of the facility. In March 2023, the Company exercised the put option available to it and received approximately $136.8 million at the time of settlement of the put option in April 2023. Please refer to Note 18 – Subsequent Events of our consolidated financial statements for further details. Future opportunities could include investments in, acquisitions of, or the development of companies in diverse media businesses, gaming and entertainment, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the Internet, smartphones, cellular phones, tablets, and the home entertainment market.

Competition

The media industry is highly competitive and we face intense competition across our core radio franchise and all of our complementary media properties. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be owned or controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing radio station converts to a format similar to that of one of our radio stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure you that our properties will maintain or increase their current ratings, market share or advertising revenue.

Providing content across various platforms is a highly competitive business. Our digital and cable television segments compete for the time and attention of internet users and viewers and, thus, advertisers and advertising revenues with a wide range of internet companies such as AmazonTM, NetflixTM, Yahoo!TM, GoogleTM, and MicrosoftTM, with social networking sites such as FacebookTM and TikTokTM and with traditional media companies, which are increasingly offering their own digital products and services both organically and through acquisition. We experience competition for the development and acquisition of content, distribution of content, sale of commercial time on our digital and cable television networks and viewership. There is competition from other digital companies, production studios and other television networks for the acquisition of content and creative talent such as writers, producers and directors. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our content, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our content, viewership, and the production, marketing and advertising support we provide.

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

●	changes to the license authorization and renewal process;
●	proposals to increase record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;
●	proposals to impose spectrum use or other fees on FCC licensees;
●	changes to rules relating to political broadcasting, including proposals to grant free airtime to candidates, and other changes regarding political and non-political program content, political advertising rates and sponsorship disclosures;
●	revised rules and policies regarding the regulation of the broadcast of indecent content;
●	proposals to increase the actions stations must take to demonstrate service to their local communities;
●	technical and frequency allocation matters;
●	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution rules and policies;
●	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;
●	legislation that would provide for the payment of sound recording royalties to artists, musicians or record companies whose music is played on terrestrial radio stations; and
●	changes to tax laws affecting broadcast operations and acquisitions.

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

Urban One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we held the license as of December 31, 2022. Stations which we did not own as of December 31, 2022, but operated under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the radio station’s ERP and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station antenna. The table below excludes HD radio and LPTV stations.

					Antenna
				ERP (FM)	Height
				Power	(AM)		Expiration
		Year of	FCC	(AM) in	HAAT in	Operating	Date of FCC
Market	Station Call Letters	Acquisition	Class	Kilowatts	Meters	Frequency	License
Atlanta	WUMJ-FM	1999	C3	8.5	165.0	97.5 MHz	4/1/2028
	WAMJ-FM	1999	C2	33.0	185.0	107.5 MHz	4/1/2028
	WHTA-FM	2002	C2	35.0	177.0	107.9 MHz	4/1/2028
	WPZE-FM	1999	A	3.0	143.0	102.5 MHz	4/1/2028

Washington, DC	WOL-AM	1980	C	0.4	N/A	1450 kHz	10/1/2027
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2027
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2027
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2027
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2027
	WDCJ-FM	2017	A	2.2	169.0	92.7 MHz	10/1/2027

Philadelphia	WRNB-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2030
	WPPZ-FM	2004	A	0.8	276.0	107.9 MHz	6/1/2030

Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2029
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2029
	KROI-FM	2004	C1	40.0	421.0	92.1 MHz	8/1/2029

Dallas	KBFB-FM	2000	C	100.0	574.0	97.9 MHz	8/1/2029
	KZMJ-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2029

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2027
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2027
	WOLB-AM	1993	D	0.3	N/A	1010 kHz	10/1/2027
	WERQ-FM	1993	B	37.0	173.0	92.3 MHz	10/1/2027

Charlotte	WFNZ-FM	2000	C3	10.5	154.0	92.7 MHz	12/1/2027
	WPZS-FM	2004	A	6.0	94.0	100.9 MHz	12/1/2027
	WOSF-FM	2014	C1	51.0	395.0	105.3 MHz	12/1/2027
	WBT-FM	2021	C3	7.7	182.2	99.3 MHz	12/1/2027
	WBT-AM	2021	A	50.0	N/A	1110 MHz	12/1/2027
	WFNZ-AM	2021	B	5.0	N/A	610 MHz	12/1/2027
	WLNK-FM	2021	C	100.0	516.0	107.9 MHz	12/1/2027

Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2028
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2028
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2028
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2028

Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2027
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2027
	WFXC-FM	2000	C3	13.0	141.0	107.1 MHz	12/1/2027
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2027

Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2027
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2027
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2027
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2027
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2027
	WXGI-AM	2017	D	3.9	N/A	950 kHz	10/1/2027

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2028
	WHTD-FM	2001	A	6.0	99.0	106.3 MHz	10/1/2028
	WXMG-FM	2016	B	21.0	232.0	95.5 MHz	10/1/2028
	WJYD-FM	2016	A	6.0	100.0	107.1 MHz	10/1/2028

Indianapolis	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2028
	WHHH-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2028
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2028
	WIBC-FM	2022	B	13.5	302.0	93.1 MHz	8/1/2028
	WYXB-FM	2022	B	50.0	150.0	105.7 MHz	8/1/2028
	WLHK-FM	2022	B	23.0	223.0	97.1 MHz	8/1/2028

Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2028
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2028
	WOSL-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2028

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

The FCC applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Certain passive investors that hold stock for investment purposes only are deemed attributable with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station if the brokering station supplies programming for more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station owner’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder, and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions, generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or the holder of an attributable interest in a same-market radio station will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

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

The media ownership rules are subject to review by the FCC every four years. In August 2016, the FCC issued an order concluding its 2010 and 2014 quadrennial reviews. The August 2016 decision retained the local radio ownership rule and limitations on radio/television cross-ownership and newspaper/broadcast cross-ownership without significant changes. In November 2017, the FCC adopted an order reconsidering the August 2016 decision and modifying it in a number of respects. The November 2017 order on reconsideration did not significantly modify the August 2016 decision with respect to the local radio ownership limits. It did, however, eliminate the FCC’s previous limits on radio/television cross-ownership and newspaper/broadcast cross-ownership. In September 2019, a federal appeals court vacated the FCC’s November 2017 order on reconsideration, as a result of which the radio/television and newspaper/broadcast cross-ownership rules were reinstated. On April 1, 2021, however, the U.S. Supreme Court reversed the September 2019 appeals court ruling, resulting in the elimination of the radio/television and newspaper/broadcast cross-ownership rules effective June 30, 2021. The FCC’s 2018 and 2022 quadrennial reviews of its media ownership rules, which commenced in December 2018 and December 2022 respectively, are currently pending.

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

Human Capital

As of December 31, 2022, we employed 881 full-time employees and 408 part-time employees. Our employees are not unionized.

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

As a business founded by an African-American woman, diversity and inclusion is engrained in our corporate history. Our Board of Directors is diverse; Catherine L. Hughes, our Founder and Chairperson, is an African-American woman, and four of our six directors are minorities. Our President and Chief Executive Officer, who is also a director, Alfred C. Liggins, III is an African-American male, as is our Senior Vice President and General Counsel, Kristopher Simpson. Further, Karen Wishart, our Executive Vice President and Chief Administrative Officer, is an African-American woman, as is Michelle Rice, President of TV ONE. As of December 31, 2022, 74% of our employees were racially diverse, and 45% of our employees were women. We are proud that our organization is governed and propelled by such a diverse group of individuals, which we believe contributes to our Company’s success now, and in the long-term.

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

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Typically, revenues are lowest in the first calendar quarter of the year. Due to this seasonality and certain other factors, the results of interim periods may not necessarily be indicative of results for the full year. In addition, our operations are impacted by political cycles and generally experience higher revenues in congressional and presidential election years. This cyclicity may affect comparability between years.

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

Internet Address and Internet Access to SEC Reports

Our internet address is www.urban1.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K and 10-K/A, quarterly reports on Form 10-Q and Form 10-Q/A, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

As discussed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, management has concluded that our internal controls related to certain business processes and disclosure controls and procedures were not effective as of December 31, 2022 due to the identified material weaknesses.

In addition, as discussed in Note 2 – Restatement of Financial Statements, management and our Audit Committee, after discussion with our independent registered public accounting firm, concluded that our previously issued financial statements for the Affected Periods should be restated due to understatements in the value of the MGM Investment. The restatement related to our material weakness in internal control over financial reporting over the investments in MGM National Harbor. In addition to the adjustments related to the MGM Investment, the Company also included corrections for previously identified out-of-period misstatements relating to radio broadcasting license impairment, misstatements relating to its right of use assets, misstatements relating to the fair value of the Reach Media redeemable noncontrolling interest, amortization of certain launch assets, misclassifications of certain line items in the balance sheets and statements of cash flows, and any related tax effects.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control – An Integrated Framework. We are actively engaged in remediation efforts designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

The material weaknesses, or a failure to promptly remediate them, may adversely affect our business, our reputation, our results of operations and the market price of our common stock. If we are unable to remediate the material weaknesses in a timely manner, our investors, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the Securities and Exchange Commission and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, stock exchange listing requirements and the covenants under our debt agreements. We could also be exposed to lawsuits, investigations, or other legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. We could incur significant costs in connection with these actions. We have not accrued for any such liabilities.

The control deficiencies resulting in the material weaknesses, in the aggregate, if not effectively remediated could also result in misstatements of accounts or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. In addition, we cannot be certain that we will not identify additional control deficiencies or material weaknesses in the future. If we identify future control deficiencies or material weaknesses, these may lead to adverse effects on our business, our reputation, our results of operations, and the market price of our common stock.

We face risks related to the restatement of our previously issued consolidated financial statements with respect to the Affected Periods.

As discussed in the Explanatory Note and in Note 2 to the consolidated financial statements in this Form 10-K, we reached a determination to restate certain financial information and related footnote disclosures in our previously issued consolidated financial statements for the Affected Periods. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement, including the following:

●	we may face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement; and
●	the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have implemented and will continue to implement additional processes utilizing existing resources and adding new resources as needed. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.

The delayed filing of our annual report has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filing of our annual report with the SEC, we will not be eligible to register the offer and sale of our securities using a short form registration statement on Form S-3 until one year from the date we regain and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use a short form registration statement on Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to timely execute any such transaction successfully and potentially harming our financial condition.

Risks Related to the Nature and Operations of Our Business

Impact of Public Health Crisis

An epidemic or pandemic disease outbreak, such as the COVID-19 pandemic, has caused, and may cause in the future, disruption to the media industry and to our business operations. Preventative and protective measures taken by governmental authorities and private actors in response to a global health crisis may disrupt the ways in which Americans live, work and spend. Further, the demand for advertising across our various segments/platforms is linked to the level of economic activity and employment in the U.S. and the ways in and rates at which various media are consumed. Specifically, our business is heavily dependent on the demand for advertising from consumer-focused companies. Dislocation of consumer demand due to changes in commuter volume and patterns and/or hybrid work models has caused, and could further cause, advertisers to reduce, postpone or otherwise change their marketing spending generally, and on our platforms in particular. Such results could have a material adverse effect on our business and financial condition.

We are continuing to see some of the foregoing effects and could see additional effects in the future from COVID-19 which are not within our control and cannot be accurately predicted and are uncertain.

The state and condition of the global financial markets and fluctuations in the global and U.S. economies may have an unpredictable impact on our business and financial condition.

From time to time, including as a result of inflation, changes in interest rates, recession or the current pandemic, the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced upward and/or downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, advertising is a discretionary and variable business expense which may be reduced as companies contend with higher expenses, including higher costs of capital. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market in which we operate, also may have a significant effect on us. Radio revenues in the markets in which we operate may also face greater challenges than the U.S. economy generally and may remain so. Radio revenues in certain markets in which we operate have lagged the growth of the general United States economy as audiences have not returned to pre-pandemic levels.

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition, and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems. These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, there have been reports of instability at other U.S. banks. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

Any deterioration in the economy could negatively impact our results of operations.

Many financial and economic analysts have forecasted a recession in calendar year 2023 and/or 2024. Our results of operations could be negatively impacted by recession, economic fluctuations, or future economic downturns. Also, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions. Even in the absence of a general recession or downturn in the economy, an individual business sector (such as the automotive industry or the hospitality industry) that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If any such sector’s spending represents a significant portion of our advertising revenues, any reduction in its advertising expenditures may affect our revenue.

The risks associated with our business could be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising expenditures. A decrease in advertising expenditures could adversely impact our business, financial condition, and results of operations.  There can be no assurance that we will not experience an adverse impact on our ability to access capital, which could adversely impact our business, ability to make future investments, our financial condition and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like or need to do so, which could have an adverse impact on our capacity to react to changing economic and business conditions.

We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.

Our outstanding accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, this risk is heightened during periods of uncertain economic conditions and there can be no assurance such procedures will effectively limit our credit risk.  Such failures could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We have historically incurred net losses which could resume in the future.

We have historically reported net losses in our consolidated statements of operations, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, interest expenses (both cash and non-cash), and revenue declines caused by weakened advertising demand resulting from the current economic environment. These results have had a negative impact on our financial condition and could be exacerbated in a poor economic climate. If such items recur in the future, they could have a material adverse effect on our financial condition.

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

We currently pay royalties to song composers and publishers through BMI, ASCAP, SESAC and GMR but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. We must also pay royalties to the copyright owners of sound recordings for the digital audio transmission of such sound recordings on the Internet. We pay such royalties under federal statutory licenses and pay applicable license fees to Sound Exchange, the non-profit organization designated by the United States Copyright Royalty Board to collect such license fees. The royalty rates applicable to sound recordings under federal statutory licenses are subject to adjustment. The royalty rates we pay to copyright owners for the public performance of musical compositions on our radio stations and internet streams could increase as a result of private negotiations and the emergence of new performing rights organizations, which could adversely impact our businesses, financial condition, results of operations and cash flows. Further, from time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.

A disproportionate share of our radio segment revenue comes from a small number of geographic markets and our syndicated radio business, Reach Media.

For the year ended December 31, 2022, approximately 32.3% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, seven (Atlanta, Baltimore, Charlotte, Dallas, Houston, Indianapolis, and Washington, DC) of the 13 markets in which we operated radio stations throughout 2022 or a portion thereof accounted for approximately 73.8% of our radio station net revenue for the year ended December 31, 2022. Revenue from the operations of Reach Media, along with revenue from the seven significant contributing radio markets, accounted for approximately 32.5% of our total consolidated net revenue for the year ended December 31, 2022. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the seven significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

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

As of December 31, 2022, we had approximately $488.4 million in broadcast licenses and $216.6 million in goodwill, which totaled $705.0 million, and represented approximately 52.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

We are required to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done as of October 1 each year, or on an interim basis when events or changes in circumstances suggest impairment may have occurred. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, adverse changes in applicable laws and regulations, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Fair values of FCC licenses have been estimated using the income approach, which incorporates several judgmental assumptions over a 10-year model including, but not limited to, market revenue and projected revenue growth by market, mature market share, mature operating profit margin, discount rate and terminal growth rate. Fair values of goodwill have been estimated using the income approach, which incorporates several judgmental assumptions over a 10-year model including, but not limited to, revenue growth rates, future operating profit margins, discount rate and terminal growth rate. We also utilize a market-based approach to evaluate our fair value estimates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis.

Changes in certain events or circumstances could result in changes to our estimated fair values and may result in further write-downs to the carrying values of these assets. Additional impairment charges could adversely affect our financial results, financial ratios and could limit our ability to obtain financing in the future.

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

Within our core radio business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Currently, subject to renewal, our radio broadcasting licenses expire at various times beginning October 2027 through August 1, 2030. While we anticipate receiving renewals of all of our broadcasting licenses, interested third parties may challenge our renewal applications. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending, as is the case with respect to each of our stations with licenses that have expired. During the periods when a renewal application is pending, informal objections and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, as amended (the “Communications Act”), or is convicted of a felony or found to have engaged in certain other types of non-FCC related misconduct, the FCC may commence a proceeding to impose fines or other sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

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

Our business could be materially and adversely affected as a result of natural disasters, terrorism or other catastrophic events.

Any economic failure or other material disruption caused by war, climate change or natural disasters, including fires, floods, hurricanes, earthquakes, and tornadoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or similar events could also adversely affect our ability to conduct business. If such disruptions contribute to a general decrease in economic activity or corporate spending on IT, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected.

There is also an increasing concern over the risks of climate change and related environmental sustainability matters. In addition to physical risks, climate change risk includes longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations or those of our customers or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility.

The Company’s business diversification efforts, including its efforts to expand its gaming investments, are subject to risks and uncertainties.

On May 20, 2021, the City of Richmond, Virginia (the “City”) announced that it had selected the Company’s wholly-owned unrestricted subsidiary RVA Entertainment Holdings, LLC (“RVAEH”), as the City’s preferred casino gaming operator to develop and operate a casino resort in Richmond (“Casino Resort”). Pursuant to the Virginia Casino Act, the City is one of five cities in the Commonwealth of Virginia eligible to host a casino gaming establishment, subject to the citizens of the City approving a referendum (the “Referendum”). In November 2021, the required Referendum was conducted and failed to pass. On January 24, 2022, the Richmond City Council adopted a new resolution in efforts to bring the ONE Casino + Resort to the City. The new resolution was the first of several steps in pursuit of a second referendum. After the resolution was passed, the Virginia General Assembly passed legislation that sought to delay the second referendum that was anticipated to occur in November 2022. While there was some question as to the applicability of the legislation, RVAEH and the City determined to adhere to the legislation and to seek a second referendum in November 2023. If the voters approve the second referendum then the Commonwealth may issue one license permitting operation of a casino in Richmond. While the path to a second referendum remains, efforts have been made by third parties to move potential grant of the final casino license out of the City and there can be no assurance that a second referendum will be ordered, pass with the required voter approval or that we will otherwise be able to move forward with the Casino Resort or any similar initiative. As with all corporate development activities the Company may engage in, any of our current and future business diversification efforts, including pursuit of the Casino Resort, are subject to a number of risks, including but not limited to:

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

In addition, in engaging in certain of these corporate development activities, we may rely on key contracts and business relationships, and if any of our business partners or contracting counterparties fail to perform, or terminate, any of their contractual arrangements with us for any reason or cease operations, our business could be disrupted and our revenues could be adversely affected. The failure to perform or termination of any of the agreements by a partner or a counterparty, the discontinuation of operations of a partner or counterparty, the loss of good relations with a partner or counterparty or our inability to obtain similar relationships or agreements, may have an adverse effect on our financial condition, results of operations and cash flow. Our former operating partner, Pacific Peninsula Entertainment, sold substantially all of its assets, including its interest in the ONE Casino + Resort project to Churchill Downs, Incorporated, the owner of the Kentucky Derby.  While the Company views this as a positive development for the project, there can be no assurance that this development will not have any negative impact on the development of the project.

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

As of December 31, 2022, our Chairperson and her son, our President and CEO, together held in excess of 75% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting Urban One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Urban One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Urban One.

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

We are a smaller reporting company as defined by Item 10 of Regulation S-K and we cannot be certain if the reduced disclosure requirements applicable to our filing status will make our common stock less attractive to investors.

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

If we fail to meet the continued listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation.

Our common stock is currently traded on the Nasdaq Stock Exchange. The Nasdaq Stock Market LLC (“NASDAQ”) has requirements that a company must meet in order to remain listed.  On April 3, 2023, we were notified that we were not in compliance with requirements of NASDAQ Listing Rule 5250(c)(1) (the “Rule”) as a result of not having timely filed the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), with the Securities and Exchange Commission (“SEC”). On May 19, 2023, the Company received a second letter (the “Second  Nasdaq Letter”) notifying the Company that it was not in compliance with requirements of the Rule as a result of not having timely filed its 2022 Form 10-K and its Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Q1 2023 Form 10-Q” and, together with the 2022 Form 10-K, the “Delinquent Reports”), with the SEC.

In accordance with the Second Nasdaq Letter, the Company had until June 2, 2023, to submit a plan to file both Delinquent Reports or to submit a plan to regain compliance with respect to these Delinquent Reports. The Company submitted its plan to regain compliance with respect to these Delinquent Reports on May 26, 2023, and on June 5, 2023, the Company received a letter from Nasdaq granting an exception to enable the Company to regain compliance with the Rule. Under the terms of the exception, on or before September 27, 2023, the Company must file its Form 10-K and Form 10-Q for the period ended December 31, 2022, and March 31, 2023, as required by the Rule.

During this time, our common stock will continue to be listed on the NASDAQ, subject to our compliance with other NASDAQ continued listing requirements. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. In addition, the Delinquent Reports could expose the Company to risk of litigation concerning any impact upon the Company’s price of the Company’s common stock. Any such litigation could distract management from day-to-day operations and further adversely affect the market price of our common stock.

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

	High	Low
2022
First Quarter	$6.62	$4.19
Second Quarter	13.00	5.46
Third Quarter	6.60	4.97
Fourth Quarter	6.14	4.42

2021
First Quarter	$8.87	$4.16
Second Quarter	20.95	4.56
Third Quarter	9.01	6.40
Fourth Quarter	11.43	4.47

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “UONEK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2022
First Quarter	$5.28	$3.27
Second Quarter	6.88	4.28
Third Quarter	5.12	3.51
Fourth Quarter	5.05	3.65

2021
First Quarter	$1.98	$1.20
Second Quarter	6.45	1.68
Third Quarter	7.07	4.55
Fourth Quarter	7.40	3.15

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of May 19, 2023, there were 11,134 holders of Urban One’s Class A Common Stock, two holders of Urban One’s Class B Common Stock, two holders of Urban One’s Class C Common Stock, and approximately 5,586 holders of Urban One’s Class D Common Stock.

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on any class of our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the Board of Directors deems relevant. (See Note 11 — Long-Term Debt of our consolidated financial statements.)

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis (“MD&A”) has been restated to give effect to the restatement of the Company’s consolidated financial statements, as more fully described in Note 2, Restatement of Financial Statements. For further detail regarding the restatement, see “Explanatory Note” and Item 9A, “Controls and Procedures.”

Overview

For the year ended December 31, 2022, consolidated net revenue increased approximately 10.1% compared to the year ended December 31, 2021. For 2023, our strategy will be to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by successfully executing our multimedia strategy.

The impact of the COVID pandemic, including the impact of variants and government interventions that limit normal economic activity, competition from digital audio players, the internet, cable television and satellite radio, among other new media outlets, audio and video streaming on the internet, and consumers’ increased focus on mobile applications, are some of the reasons our core radio business has experienced volatility. In addition to making overall cutbacks, advertisers continue to shift their advertising budgets away from traditional media such as newspapers, broadcast television and radio to new media outlets. Internet companies have evolved from being large sources of advertising revenue for radio companies to being significant competitors for radio advertising dollars. While these dynamics present significant challenges for companies that are focused solely in the radio industry, through our diversified platform, which includes our radio websites, Interactive One and other online verticals, as well as our cable television business, we are poised to provide advertisers and creators of content with a multifaceted way to reach African-American consumers.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	Years Ended December 31,
	2022	2021
		(As Restated)
Radio broadcasting segment	32.3%	31.9%

Reach Media segment	8.9%	10.6%

Digital segment	16.2%	13.6%

Cable television segment	43.3%	44.7%

All other - corporate/eliminations	(0.7)%	(0.8)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Years Ended
	December 31,
	2022	2021
Percentage of core radio business generated from local advertising	57.3%	59.2%

Percentage of core radio business generated from national advertising, including network advertising	38.8%	36.3%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart shows the sources of our net revenue for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	$ Change	% Change
		(As Restated)
	(In thousands)
Radio advertising	$177,268	$165,244	$12,024	7.3%
Political advertising	13,226	3,494	9,732	278.5
Digital advertising	76,730	59,812	16,918	28.3
Cable television advertising	112,857	95,589	17,268	18.1
Cable television affiliate fees	96,963	101,203	(4,240)	(4.2)
Event revenues & other	7,560	14,943	(7,383)	(49.4)
Net revenue	$484,604	$440,285	$44,319	10.1%

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely manage the use of trade and barter agreements.

Within our digital segment, Interactive One generates the majority of the Company’s digital revenue. Our digital revenue is principally derived from advertising services on non-radio station branded, but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. As the Company runs its advertising campaigns, the customer simultaneously receives benefits as impressions are delivered, and revenue is recognized over time. The amount of revenue recognized each month is based on the number of impressions delivered multiplied by the effective per impression unit price, and is equal to the net amount receivable from the customer.

Our cable television segment generates the Company’s cable television revenue, and derives its revenue principally from advertising and affiliate revenue. Advertising revenue is derived from the sale of television airtime to advertisers and is recognized when the advertisements are run. Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements generally based on a per subscriber royalty for the right to distribute the Company’s programming under the terms of the distribution contracts.

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, the Russ Parr Morning Show and the DL Hughley Show. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website, in addition to providing various other event-related activities.

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

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 (In thousands)

	Years Ended December 31,
	2022	2021	Increase/(Decrease)
		(As Restated)
Statements of Operations:
Net revenue	$484,604	$440,285	$44,319	10.1%
Operating expenses:
Programming and technical, excluding stock-based compensation	122,629	119,072	3,557	3.0
Selling, general and administrative, excluding stock-based compensation	159,991	141,979	18,012	12.7
Corporate selling, general and administrative, excluding stock-based compensation	49,985	50,837	(852)	(1.7)
Stock-based compensation	6,595	565	6,030	1,067.3
Depreciation and amortization	10,034	9,289	745	8.0
Impairment of long-lived assets	40,683	2,104	38,579	1,833.6
Total operating expenses	389,917	323,846	66,071	20.4
Operating income	94,687	116,439	(21,752)	(18.7)
Interest income	939	218	721	330.7
Interest expense	61,751	65,702	(3,951)	(6.0)
(Gain) loss on retirement of debt	(6,718)	6,949	13,667	196.7
Other income, net	(16,083)	(8,134)	7,949	97.7
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	56,676	52,140	4,536	8.7
Provision for income taxes	16,721	13,034	3,687	28.3
Net income	39,955	39,106	849	2.2
Net income attributable to noncontrolling interests	2,626	2,315	311	13.4
Net income attributable to common stockholders	$37,329	$36,791	$538	1.5%

Net revenue

Years Ended December 31,		Increase/(Decrease)
2022	2021
	(As Restated)
$484,604	$440,285	$44,319	10.1%

During the year ended December 31, 2022, we recognized approximately $484.6 million in net revenue compared to approximately $440.3 million during the year ended December 31, 2021. These amounts are net of agency and outside sales representative commissions. The increase in net revenue was due primarily to increased political advertising revenue, continued mitigation of the economic impacts of the COVID-19 pandemic which began in March 2020, and to increased demand for minority focused media. Net revenues from our radio broadcasting segment increased 11.7% from the same period in 2021. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in (excluding Richmond and Raleigh, both of which do not participate in Miller Kaplan) increased 6.7% in total revenues for the year ended December 31, 2022, consisting of an increase of 3.8% in local revenues, an increase of 4.6% in national revenues, and an increase of 17.2% in digital revenues. With the exception of our Richmond and Washington DC markets, we experienced net revenue improvements in all of our radio markets, primarily due to higher advertising sales. Same station net revenue for our radio broadcasting segment, excluding political advertising, increased 2.5% compared to the same period in 2021. Net revenue for our Reach Media segment decreased 7.1% for the year ended December 31, 2022, compared to the same period in 2021, due primarily to our cruise that sailed during the fourth quarter of 2021 which did not occur in 2022. We recognized approximately $209.9 million from our cable television segment for the year ended December 31, 2022, compared to approximately $197.0 million of revenue for the same period in 2021, with the increase due primarily to increased advertising sales. Net revenue from our digital segment increased approximately $18.6 million for the year ended December 31, 2022, compared to the same period in 2021 due primarily to stronger direct revenues.

Operating expenses

Programming and technical, excluding stock-based compensation

Years Ended December 31,		Increase/(Decrease)
2022	2021
$122,629	$119,072	$3,557	3.0%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. The increase in programming and technical expenses for the year ended December 31, 2022, compared to the same period in 2021 is primarily due to higher expenses in our radio broadcasting, Reach Media and digital segments, which was partially offset by a decrease in expenses at our cable television segment. Our radio broadcasting segment experienced an increase of approximately $2.5 million for the year ended December 31, 2022, compared to the same period in 2021 due primarily to higher compensation costs, contract labor, research and software license fees. Our Reach Media segment experienced an increase of $787,000 for the year ended December 31, 2022, compared to the same period in 2021 due primarily to higher contract labor costs. Our digital segment experienced an increase of approximately $3.3 million for the year ended December 31, 2022, compared to the same period in 2021 due primarily to higher compensation expenses, consulting, content expenses and video production costs. Our cable television segment experienced a decrease of approximately $2.9 million for the year ended December 31, 2022, compared to the same period in 2021 due primarily to lower content amortization expense.

Selling, general and administrative, excluding stock-based compensation

Years Ended December 31,		Increase/(Decrease)
2022	2021
	(As Restated)
$159,991	$141,979	$18,012	12.7%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increase in expense for the year ended December 31, 2022, compared to the same period in 2021, is primarily due to higher compensation costs, higher employee commissions and national representative fees due to improved revenue and higher promotional expenses and travel and entertainment spending. Our radio broadcasting segment experienced an increase of approximately $8.1 million for the year ended December 31, 2022, compared to the same period in 2021 primarily due to higher compensation costs, research and promotional accounts. Our cable television segment experienced an increase of approximately $5.4 million for the year ended December 31, 2022, compared to the same period in 2021 primarily due to higher promotional and advertising expenses, compensation costs and research expenses. Our digital segment experienced an increase of approximately $10.7 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to higher compensation costs, higher traffic acquisition costs and web services fees. Finally, our Reach Media segment experienced a decrease of approximately $6.0 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to our cruise that sailed during the fourth quarter of 2021 which did not occur in 2022.

Corporate selling, general and administrative, excluding stock-based compensation

Years Ended December 31,		Increase/(Decrease)
2022	2021
$49,985	$50,837	$(852)	(1.7)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. There was a decrease in professional fees in 2022 related to corporate development activities in connection with potential gaming and other business development activities, which was partially offset by an increase in compensation costs, software license fees, contract labor, recruiting, and travel and entertainment expenses as employee travel returns to pre-pandemic levels.

Stock-based compensation

Years Ended December 31,		Increase/(Decrease)
2022	2021
$6,595	$565	$6,030	1,067.3%

The increase in stock-based compensation for the year ended December 31, 2022, compared to the same period in 2021, was primarily due to the timing of grants and vesting of stock awards for executive officers and other management personnel.

Depreciation and amortization

Years Ended December 31,		Increase/(Decrease)
2022	2021
$10,034	$9,289	$745	8.0%

Depreciation and amortization expense increased slightly to approximately $10.0 million for the year ended December 31, 2022, compared to approximately $9.3 million for the year ended December 31, 2021, due to increased depreciation of capital expenditures.

Impairment of long-lived assets

Years Ended December 31,		Increase/(Decrease)
2022	2021
	(As Restated)
$40,683	$2,104	$38,579	1,833.6%

Throughout 2022, there was continued slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses. The impairment of long-lived assets for the year ended December 31, 2022, was related to a non-cash impairment charge of approximately $33.5 million associated with certain of our radio market broadcasting licenses, and approximately $7.2 million related to our Atlanta and Philadelphia market goodwill balances.

Interest expense

Years Ended December 31,		Increase/(Decrease)
2022	2021
$61,751	$65,702	$(3,951)	(6.0)%

Interest expense decreased to approximately $61.8 million for the year ended December 31, 2022 compared to approximately $65.7 million for the year ended December 31, 2021, due to lower overall debt balances outstanding and lower average interest rates on the Company’s debt. On January 25, 2021, the Company closed on a new financing in the form of the 2028 Notes. The proceeds from the 2028 Notes were used to repay in full each of: (i) the 2017 Credit Facility; (ii) the 2018 Credit Facility; (iii) the MGM National Harbor Loan; (iv) the remaining amounts of our 7.375% Notes; and (v) our 8.75% Notes that were issued in the November 2020 Exchange Offer. We entered into a PPP loan arrangement in 2021, and during the year ended December 31, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million. During the year ended December 31, 2022, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 89.5% of par. This reduction in the outstanding debt balances led to a reduction in interest expense.

(Gain) loss on retirement of debt

Years Ended December 31,		Increase/(Decrease)
2022	2021
$(6,718)	$6,949	$13,667	196.7%

As discussed above, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 89.5% of par, resulting in a net gain on retirement of debt of approximately $6.7 million for the year ended December 31, 2022. Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the year ended December 31, 2021 associated with the settlement of the 2028 Notes.

Other income, net

Years Ended December 31,		Increase/(Decrease)
2022	2021
$(16,083)	$(8,134)	$7,949	97.7%

Other income, net, was approximately $16.1 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively. We recognized other income in the amount of approximately $8.8 million and $7.7 million, for the years ended December 31, 2022 and 2021, respectively, related to our MGM investment. In addition, and as noted above, during the year ended December 31, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of $7.6 million.

Provision for income taxes

Years Ended December 31,		Increase/(Decrease)
2022	2021
	(As Restated)
$16,721	$13,034	$3,687	28.3%

During the year ended December 31, 2022, the provision for income taxes was approximately $16.7 million compared to approximately $13.0 million for the year ended December 31, 2021. The increase in the provision for income taxes was primarily due to higher taxable income and an increase to the Company’s effective tax rate during the period. The effective tax rates were 29.5% and 25.0% for the years ended December 31, 2022 and 2021, respectively. The 2022 and 2021 annual effective tax rates primarily reflect taxes at statutory tax rates, and the impact of permanent tax adjustments, including non-taxable PPP Loan income forgiveness for the year ended December 31, 2022.

Noncontrolling interests in income of subsidiaries

Years Ended December 31,		Increase/(Decrease)
2022	2021
$2,626	$2,315	$311	13.4%

The increase in noncontrolling interests in income of subsidiaries was primarily due to higher net income recognized by Reach Media for the year ended December 31, 2022, versus the same period in 2021.

Non-GAAP Financial Measures

The presentation of non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with GAAP. We use non-GAAP financial measures including broadcast and digital operating income and Adjusted EBITDA as additional means to evaluate our business and operating results through period-to-period comparisons. Reconciliations of our non-GAAP financial measures to the most directly comparable GAAP financial measures are included below for review. Reliance should not be placed on any single financial measure to evaluate our business.

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a)Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events, and other revenue. Net revenue is recognized for our online business as impressions are delivered. Net revenue is recognized for our cable television business as advertisements are run, and during the term of the affiliation agreements at levels appropriate for the most recent subscriber counts reported by the affiliate, net of launch support.
(b)Broadcast and digital operating income:  The radio broadcasting industry commonly refers to “station operating income” which consists of net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other (income) expense, corporate selling, general and administrative expenses, stock-based compensation, impairment of long-lived assets and (gain) loss on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term “broadcast and digital operating income.” Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

Broadcast and digital operating income increased to approximately $202.0 million for the year ended December 31, 2022, compared to approximately $179.2 million for the year ended December 31, 2021, an increase of approximately $22.8 million or 12.7%. This increase was due to higher broadcast and digital operating income at each of our segments. Our radio broadcasting segment generated approximately $47.9 million of broadcast and digital operating income during the year ended December 31, 2022, compared to approximately $42.0 million during the year ended December 31, 2021, an increase of approximately $5.9 million, primarily due to higher net revenues, partially offset by higher expenses. Reach Media generated approximately $18.9 million of broadcast and digital operating income during the year ended December 31, 2022, compared to approximately $17.0 million during the year ended December 31, 2021, primarily due to lower expenses. Our digital segment generated approximately $21.8 million of broadcast and digital operating income during the year ended December 31, 2022, compared to approximately $17.2 million during the year ended December 31, 2021, primarily due to an increase in net revenues, partially offset by increased expenses. Finally, our cable television segment generated approximately $113.4 million of broadcast and digital operating income during the year ended December 31, 2022, compared to approximately $103.0 million during the year ended December 31, 2021, with the increase primarily due to higher net revenues, partially offset by higher expenses.

(c)Adjusted EBITDA: Adjusted EBITDA consists of net income (loss) plus (1) depreciation and amortization, income taxes, interest expense, noncontrolling interests in income of subsidiaries, impairment of long-lived assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement and other compensation, contingent consideration from acquisition, corporate development costs, severance-related costs, investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Years Ended December 31,
	2022	2021
		(As Restated)
	(In thousands)

Net revenue	$484,604	$440,285
Net income attributable to common stockholders	37,329	36,791
Broadcast and digital operating income	201,984	179,234
Adjusted EBITDA	165,592	150,222

The reconciliation of net income to broadcast and digital operating income is as follows:

	Years Ended December 31,
	2022	2021
		(As Restated)
	(In thousands)
Net income attributable to common stockholders	$37,329	$36,791
Add back non-broadcast and digital operating income items included in net income:
Interest income	(939)	(218)
Interest expense	61,751	65,702
Provision for income taxes	16,721	13,034
Corporate selling, general and administrative, excluding stock-based compensation	49,985	50,837
Stock-based compensation	6,595	565
(Gain) loss on retirement of debt	(6,718)	6,949
Other income, net	(16,083)	(8,134)
Depreciation and amortization	10,034	9,289
Noncontrolling interests in income of subsidiaries	2,626	2,315
Impairment of long-lived assets	40,683	2,104
Broadcast and digital operating income	$201,984	$179,234

The reconciliation of net income to adjusted EBITDA is as follows:

	Years Ended December 31,
	2022	2021
		(As Restated)
	(In thousands)
Net income attributable to common stockholders	$37,329	$36,791
Add back non-broadcast and digital operating income items included in net income:
Interest income	(939)	(218)
Interest expense	61,751	65,702
Provision for income taxes	16,721	13,034
Depreciation and amortization	10,034	9,289
EBITDA	$124,896	$124,598
Stock-based compensation	6,595	565
(Gain) loss on retirement of debt	(6,718)	6,949
Other income, net	(16,083)	(8,134)
Noncontrolling interests in income of subsidiaries	2,626	2,315
Corporate development costs	1,810	6,727
Employment Agreement Award and other compensation	2,129	6,163
Contingent consideration from acquisition	—	280
Severance-related costs	850	965
Impairment of long-lived assets	40,683	2,104
Investment income from MGM National Harbor	8,804	7,690
Adjusted EBITDA	$165,592	$150,222

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance is approximately $95.4 million as of December 31, 2022. As of December 31, 2022, there were no borrowings outstanding on the Current ABL Facility (as defined below).

Since early 2020, the COVID-19 pandemic had a negative impact on certain of our revenue and alternative revenue sources. Most notably, the impacts included a reduction in revenue due to advertisers changing their advertising spend, a change in how people work and commute which affected our overall audience size for broadcast radio, and the postponement of or cancellation of our tent pole special events including impaired or limited ticket sales for such events. In 2022, we have seen revenues begin to recover, particularly in our radio broadcasting segment, aided by the continued economic recovery from the COVID-19 pandemic. However, due to the evolving and uncertain nature of the COVID-19 pandemic and the risk of new variants, we are not able to estimate the full extent of the impact that COVID-19 will have on our business in the near to medium term.

As of December 31, 2022, no amounts were outstanding on our Current ABL Facility (as further defined below). Further, after we refinanced our debt structure in January 2021, we anticipate meeting our debt service requirements and obligations for the foreseeable future, including through one year from the date of issuance of our most recent consolidated financial statements. Our estimates however, remain subject to substantial uncertainty, in particular due to the unpredictable extent and duration of the impact of the COVID-19 pandemic on our business and the economy generally, the possibility of new variants of the coronavirus and the concentration of certain of our revenues in areas that could be deemed “hotspots” for the pandemic.

In August 2020, the Company entered into an arrangement (the “2020 Open Market Sales Agreement”) to sell shares, from time to time, of its Class A common stock, par value $0.001 per share (the “Class A Shares”). During the year ended December 31, 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.7 million of net proceeds after associated fees and expenses. In January 2021, the Company issued and sold an additional 1,465,826 shares for approximately $9.3 million of net proceeds after associated fees and expenses, which completed the 2020 Open Market Sales Agreement. Subsequently, in January 2021, the Company entered into an arrangement (the “2021 Open Market Sale Agreement”) to sell additional Class A Shares from time to time. During the three months ended March 31, 2021, the Company issued and sold 420,439 Class A Shares for approximately $2.8 million of net proceeds after associated fees and expenses. During the three months ended June 30, 2021, the Company issued and sold an additional 1,893,126 Class A Shares for approximately $21.2 million of net proceeds after associated fees and expenses, which completed its 2021 Open Market Sales Agreement.

On May 17, 2021, the Company entered into an Open Market Sale Agreement (the “Class D Sale Agreement”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”). On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million. As of December 31, 2022, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

During the year ended December 31, 2022, the Company repurchased 4,779,969 shares of Class D common stock in the amount of approximately $25.0 million at an average price of $5.24 per share. During the year ended December 31, 2022, the Company executed Stock Vest Tax Repurchases of 344,702 shares of Class D Common Stock in the amount of approximately $1.5 million at an average price of $4.29 per share. See Note 13 — Stockholders’ Equity of our consolidated financial statements for further information on our common stock.

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

The Company used the net proceeds from the 2028 Notes Offering, together with cash on hand, to repay or redeem: (i) the 2017 Credit Facility; (ii) the 2018 Credit Facility; (iii) the MGM National Harbor Loan; (iv) the remaining amounts of our 7.375% Notes; and (v) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged.

The 2028 Notes Offering and the guarantees are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by substantially all of the Company’s and the Guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure our asset-backed revolving credit facility on a first priority basis (the “ABL Priority Collateral”)), including the capital stock of each guarantor (collectively, the “Notes Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral.

On February 19, 2021, the Company closed on an asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. The Asset Backed Senior Credit Facility entered into on April 21, 2016 among the Company, the lenders party thereto from time to time and Wells Fargo Bank National Association, as administrative agent (the “2016 ABL Facility”), was terminated on February 19, 2021. As of December 31, 2022, there were no borrowings outstanding on the Current ABL Facility.

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

The Current ABL Facility matures on the earlier to occur of (a) the date that is five (5) years from the effective date of the Current ABL Facility, and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

The Current ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.

On January 29, 2021, the Company submitted an application for participation in the second round of the Paycheck Protection Program loan program (“PPP”) and on June 1, 2021, the Company received proceeds of approximately $7.5 million.  During the quarter ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of approximately $7.6 million. Prior to being forgiven, the loan bore interest at a fixed rate of 1% per year and was scheduled to mature June 1, 2026.

During the year ended December 31, 2022, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 89.5% of par. The Company recorded a net gain on retirement of debt of approximately $6.7 million for the year ended December 31, 2022.

See Note 11 — Long-Term Debt of our consolidated financial statements for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2022:

Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
(In millions)
7.375% Senior Secured Notes, net of issuance costs (fixed rate)	$739.0	7.375%
Asset-backed credit facility (variable rate) (1)	—	—

(1)	Subject to variable LIBOR or Prime plus a spread that is incorporated into the applicable interest rate.

The following table provides a summary of our statements of cash flows for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021

	(In thousands)
Net cash flows provided by operating activities	$67,060	$80,150
Net cash flows (used in) provided by investing activities	(28,683)	1,714
Net cash flows used in financing activities	(95,216)	(3,504)

Net cash flows provided by operating activities were approximately $67.1 million and $80.2 million for the years ended December 31, 2022 and 2021, respectively. Cash flow from operating activities for the year ended December 31, 2022, decreased from the prior year primarily due to timing of payments. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $28.7 million for the year ended December 31, 2022 and net cash flows provided by investing activities were approximately $1.7 million for the year ended December 31, 2021. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $6.8 million and $6.3 million for the years ended December 31, 2022 and 2021, respectively. The Company received approximately $3.1 million and $8.0 million during the years ended December 31, 2022 and 2021, respectively from sales of its broadcasting assets. Finally, the Company paid approximately $25.0 million to complete the acquisition of broadcasting assets from Emmis Communications as described in Note 4 – Acquisitions and Dispositions.

Net cash flows used in financing activities were approximately $95.2 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2021, we repaid approximately $855.2 million in outstanding debt and we borrowed approximately $825.0 million on our 2028 Notes. During the years ended December 31, 2022 and 2021, we repurchased approximately $26.5 million and $970,000 of our Class A and Class D Common Stock, respectively. Reach Media paid approximately $1.6 million and $2.4 million, respectively in dividends to noncontrolling interest shareholders for the years ended December 31, 2022 and 2021. The Company also received proceeds of approximately $7.5 million on its PPP Loan during the year ended December 31, 2021. During the year ended December 31, 2021, we paid approximately $11.2 million in debt refinancing costs. During the years ended December 31, 2022 and 2021, we received proceeds of $50,000 and $397,000, respectively, from the exercise of stock options. The Company received proceeds of approximately $33.3 million from the issuance of Class A Common Stock, net of fees paid during the years ended December 31, 2021. During the year ended December 31, 2022, the Company repurchased approximately $67.1 million of our 2028 Notes.

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

Recent Accounting Pronouncements

See Note 3 — Summary of Significant Accounting Policies of our consolidated financial statements for a summary of recent accounting pronouncements.

CRITICAL ACCOUNTING ESTIMATES

Our accounting policies are described in Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements. We prepare our consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies and estimates to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

Goodwill and Radio Broadcasting Licenses

Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2022, we had approximately $488.4 million in broadcast licenses and $216.6 million in goodwill, which totaled $705.0 million, and represented approximately 52.7% of our total assets.

The Company accounts for goodwill and broadcasting licenses under ASC Topic 350, Intangibles – Goodwill and Other, which requires the Company to test goodwill at the reporting unit level and other indefinite-lived assets for impairment annually or whenever events or circumstances indicate that impairment may exist.

Our annual impairment testing is performed as of October 1 of each year using an income approach. We test the reasonableness of the inputs and outcomes of our discounted cash flow models against available market data by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions for goodwill, and by comparing our estimated fair values to the market capitalization of the Company for both goodwill and broadcasting licenses. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2022 were reasonable. Impairment exists when the carrying value of these assets exceeds its respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

We have 16 reporting units as of our October 2022 annual impairment assessment, consisting of each of the 13 radio markets within the radio segment and each of the other three business segments. Significant impairment charges have been an ongoing trend experienced by media companies in general, and are not unique to us.

We believe our estimate of the value of our radio broadcasting licenses and goodwill is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses assumptions that incorporate variables based on past experiences and judgments about future operating performance. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and estimates and market factors. The key assumptions associated with determining the estimated fair value for radio broadcasting licenses include market revenue and projected revenue growth by market, mature market share, mature operating profit margin, terminal growth rate, and discount rate. The key assumptions associated with determining the estimated fair value for goodwill include revenue growth rates of each radio market, future operating profit margins, terminal growth rate, and the discount rate.

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

We had a total goodwill carrying value of approximately $216.6 million across 10 of our 16 reporting units as of December 31, 2022. The below table indicates the terminal growth rates assumed in our impairment testing and the terminal growth/decline rates that would result in additional goodwill impairment. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower terminal growth/decline rates, additional goodwill impairments may be warranted in the future. For three of the reporting units, we used a step zero qualitative analysis and therefore those reporting units are not included in the table below.

		Terminal
		Growth/(Decline) Rate
	Terminal	That Would Result in
	Growth Rate	Carrying Value that is less
Reporting Unit	Used	than Fair Value (a)
2	0.5%	Impairment not likely
16	0.7%	Impairment not likely
1	0.8%	(0.8)%
11	0.6%	(2.4)%
13	0.5%	(3.3)%
10	0.8%	(6.8)%
6	0.6%	(13.8)%

(a)	The terminal growth/(decline) rate that would result in the carrying value of the reporting unit being less than the fair value of the reporting unit applies only to further goodwill impairment and not to any future license impairment that would result from lowering the terminal growth rates used.

We had a total radio broadcasting licenses carrying value of approximately $488.4 million across 13 of our 16 reporting units as of December 31, 2022. Several of the licenses in our units of accounting have limited or no excess of fair values over their respective carrying values. As set forth in the table below, as of October 1, 2022, which is the Company’s annual impairment assessment date, we appraised the radio broadcasting licenses at a fair value of approximately $562.8 million, which was in excess of the $488.4 million carrying value by $74.4 million, or 15.2%. The fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of October 1, 2022
	Carrying	Fair	Excess
	Values	Values		% FV
Unit of Accounting (a)	(“CV”)	(“FV”)	FV vs. CV	Over CV
		(In thousands)
Unit of Accounting 2	$3,086	$29,362	$26,276	851.5%
Unit of Accounting 5	12,792	12,792	—	—%
Unit of Accounting 7	15,223	18,101	2,878	18.9%
Unit of Accounting 14	17,064	17,279	215	1.3%
Unit of Accounting 6	22,642	28,604	5,962	26.3%
Unit of Accounting 12	32,968	33,322	354	1.1%
Unit of Accounting 11	34,095	37,926	3,831	11.2%
Unit of Accounting 13	36,500	36,500	—	—%
Unit of Accounting 4	37,224	40,422	3,198	8.6%
Unit of Accounting 8	48,253	48,253	—	—%
Unit of Accounting 16	54,670	80,039	25,369	46.4%
Unit of Accounting 1	76,135	82,458	6,323	8.3%
Unit of Accounting 10	97,767	97,767	—	—%
Total	$488,419	$562,825	$74,406	15.2%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

The following table presents a sensitivity analysis showing the impact on our quantitative annual impairment testing resulting from: (i) a 100 basis point decrease in industry or reporting unit terminal growth rates; (ii) a 100 basis point decrease in operating profit margins; (iii) a 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of broadcasting licenses and reporting units.

	Hypothetical Increase in the
	Recorded Impairment Charge
	For the Year Ended
	December 31, 2022
	Broadcasting
	Licenses	Goodwill (a)

	(In millions)
Impairment charge recorded:
Radio market reporting units	$33.5	$7.2

Hypothetical change for radio market reporting units:
A 100 basis point decrease in radio industry terminal growth rates	$24.5	$—
A 100 basis point decrease in operating profit margin in the projection period	7.6	—
A 100 basis point increase in the applicable discount rate	39.8	0.5
A 5% reduction in the fair value of broadcasting licenses and reporting units	12.2	—
A 10% reduction in the fair value of broadcasting licenses and reporting units	29.5	0.6

(a)	Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions.

See Note 6 – Goodwill, Radio Broadcasting Licenses and Other Intangible Assets, of our consolidated financial statements for further discussion.

Impairment of Intangible Assets Excluding Goodwill, Radio Broadcasting Licenses and Other Indefinite-Lived Intangible Assets

Intangible assets, excluding goodwill, radio broadcasting licenses and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2022 and 2021 and determined no impairment charges were necessary. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

Income Taxes

To address the exposures of uncertain tax positions, we recognize the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on examination based on the technical merits of the position. As of December 31, 2022, we had $688,000 in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability and recognizing a tax benefit once it is determined the liability is no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its conclusions regarding the future realization of the Company’s deferred tax assets (“DTAs”). During the year ended December 31, 2022, management continues to believe that there is sufficient positive evidence to conclude that it is more likely than not the DTAs are realizable. The assessment to determine the value of the DTAs to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the DTAs in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the DTAs. Since the evaluation requires consideration of events that may occur some years into the future, significant judgment is required, and our conclusion could be materially different if certain expectations do not materialize.

As of the year ended December 31, 2022, management continues to weigh the objectively verifiable evidence associated with its cumulative income or loss position over the most recent three-year period. The Company continues to maintain three years of rolling cumulative income since the quarter ended December 31, 2018. Management also considered the cumulative income includes non-deductible pre-tax expenditures that, while included in pre-tax earnings, are not a component of taxable income and therefore are not expected to negatively impact the Company's ability to realize the tax benefit of the DTAs in current or future years.

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

The Company continues to assess potential tax strategies, which if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. The federal and state NOLs expire in various years from 2023 to 2039.

Fair Value Measurements

Prior to and as of the period ended September 30, 2022, the Company accounted for its MGM Investment at cost less impairment under ASC 321, “Investments – Equity Securities” (“ASC 321”). In connection with the preparation of its financial statements for the year ended December 31, 2022, the Company identified that the MGM Investment should have been classified as an available-for-sale debt security in accordance with ASC 320, “Investments – Debt Securities” (“ASC 320”). As a result, the Company has made adjustments to correct this error. Refer to Note 2 - Restatement of Financial Statements for further details.

The MGM Investment is preferred stock that has a non-transferable put right and is classified as an available-for-sale debt security. For the periods restated, the Company considered two models: the dividend discount model and the contractual valuation approach. The Company evaluated the appropriateness of each valuation technique as of each reporting period and ultimately determined that the dividend discount model should be utilized for the periods from the fourth quarter of 2020 up until the third quarter of 2022, based on the facts, circumstances, and information available at the time. The Company estimates the fair value, which is considered to be a Level 3 measurement due to the use of significant unobservable inputs. Significant inputs to the dividend discount model include revenue growth rates, discount rate and a terminal growth rate. During the fourth quarter of 2022, the Company determined that the contractual valuation approach should be utilized, as it believes this more closely approximates the fair value of the investment at that time. This method relies on a contractually agreed upon formula established between the Company and MGM National Harbor as defined in the Second Amended and Restated Operating Agreement of MGM National Harbor, LLC (“the Agreement”), rather than market-based inputs or traditional valuation methods. As defined in the Agreement, the calculation of the put is based on operating results, Enterprise Value and the Put Price Multiple. The inputs used in this measurement technique are specific to the entity, MGM National Harbor, and there are no current observable prices for investments in private companies that are comparable to MGM National Harbor. The inputs used to measure the fair value of this security are classified as Level 3 within the fair value hierarchy.

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement”) at fair value. According to the Employment Agreement, executed in April 2008, the CEO is eligible to receive an award (the “Employment Agreement Award”) in an amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. In September 2022, the Compensation Committee of the Board of Directors of the

Company approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.

The Company estimated the fair value of the Employment Agreement Award as of December 31, 2022, at approximately $26.3 million and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

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

The Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period. The fair value of the redeemable noncontrolling interests as of December 31, 2022 and 2021, was approximately $25.3 million and $18.7 million, respectively. The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, revenue growth rates, future operating profit margins, discount rate and a terminal growth rate. Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

Content Assets

Our cable television segment has entered into contracts to license entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to five years. Contract payments are typically made in quarterly installments over the terms of the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins, and the program is available for its first airing. The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). For programming that is predominantly monetized as part of a content group, such as the Company’s commissioned programs, capitalized costs are amortized based on an estimate of our usage and benefit from such programming. The estimates require management’s judgement and include consideration of factors such as expected revenues to be derived from the programming and the expected number of future airings, among other factors. The Company’s acquired programs’ capitalized costs are amortized based on projected usage, generally resulting in a straight-line amortization pattern.

The Company utilizes judgment and prepares analyses to determine the amortization patterns of our content assets. Key assumptions include the categorization of content based on shared characteristics and the use of a quantitative model to predict revenue. For each film group, which the Company defines as a genre, this model takes into account projected viewership which is based on (i) estimated household universe; (ii) ratings; and (iii) expected number of airings across different broadcast time slots.

Management regularly reviews, and revises, when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write down of the asset to fair value. The result of the content amortization analysis is either an accelerated method or a straight-line amortization method over the estimated useful lives of generally one to five years.

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company’s film groups for commission programming are generally aligned along genre, while the Company’s licensed content is considered a separate film group. The Company evaluates the fair value of content at the group level by considering expected future revenue generation using a cash flow analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. The Company determined there were no impairment indicators evident during the year ended December 31, 2022. For the year ended December 31, 2021, the Company recorded an impairment and additional amortization expense of $695,000, as a result of evaluating its contracts for impairment. Impairment and amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. All commissioned and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

Capital and Commercial Commitments

Indebtedness

As of December 31, 2022, we had approximately $750.0 million of our 2028 Notes outstanding within our corporate structure. The Company used the net proceeds from the 2028 Notes, together with cash on hand, to repay or redeem: (i) the 2017 Credit Facility; (ii) the 2018 Credit Facility; (iii) the MGM National Harbor Loan; (iv) the remaining amounts of our 7.375% Notes; and (v) our 8.75% Notes that were issued in the November 2020 Exchange Offer.  Upon settlement of the 2028 Notes, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged.

See “Liquidity and Capital Resources.” See the balances outstanding as of December 31, 2022 in the “Type of Debt” section as part of the “Liquidity and Capital Resources” section above.

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

Reach Media Redeemable Noncontrolling Interests

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 31, 2023. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2022:

	Payments Due by Period
						2028 and
Contractual Obligations	2023	2024	2025	2026	2027	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$55,313	$55,313	$55,313	$55,313	$55,313	$754,609	$1,031,174
Other operating contracts/agreements (2)	77,445	36,049	26,164	12,893	3,834	12,959	169,344
Operating lease obligations	11,697	10,690	6,834	4,860	3,417	7,140	44,638
Total	$144,455	$102,052	$88,311	$73,066	$62,564	$774,708	$1,245,156

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of December 31, 2022.
(2)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility (if applicable) and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $96.6 million has not been recorded on the balance sheet as of December 31, 2022, as it does not meet recognition criteria. Approximately $13.0 million relates to certain commitments for content agreements for our cable television segment, approximately $38.7 million relates to employment agreements, and the remainder relates to other agreements.

Off-Balance Sheet Arrangements

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of December 31, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Urban One required by this item are filed with this report on Pages F-1 to F-74.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that as of December 31, 2022, our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC reports due to the material weaknesses discussed below.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management determined that the Company had the following material weaknesses in its internal control over financial reporting as of December 31, 2022:

Control Environment, Risk Assessment, and Monitoring – We did not have appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, and (3) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning. These deficiencies were attributed to an insufficient number of qualified resources to effectively operate and oversee internal controls over financial reporting.

Control Activities – Management has determined that the Company did not have adequate selection and development of effective control activities resulting in the following material weaknesses:

●	Management did not design and maintain effective information technology general controls in the areas of user access and program change management for certain information technology systems that support the Company’s financial reporting and other processes. This material weakness also resulted in segregation of duties conflicts for certain user roles.
●	Management did not design and maintain effective controls to support proper segregation of duties relating to the review of manual journal entries.
●	Management did not design and maintain effective review controls over revenue, income taxes, content assets, launch assets, the preparation of the statements of cash flows, and certain financial statement disclosures with an appropriate level of precision to detect a material misstatement.
●	Management did not design and maintain effective review controls over the accounting and disclosures related to the investment in MGM National Harbor. This material weakness resulted in a restatement as disclosed in Note 2 and Note 17 to the annual financial statements as of and for the period ended December 31, 2022.
●	As previously reported, management did not design and maintain effective controls over the completeness and accuracy of the balances of its radio broadcasting licenses, goodwill and related accounts. Specifically, the Company’s monitoring and control activities related to review of key third-party reports and assumptions used in the valuation of its radio broadcasting licenses, goodwill and related accounts were not operating effectively.

The Company’s independent registered public accounting firm is engaged to express an opinion on our internal control over financial reporting, as stated in its report which is included in Part IV, Item 15 of this Form 10-K under the caption “Reports of Independent Registered Public Accounting Firm.”

Plans for Remediation

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented and operating effectively. Specifically, we are:

●	Hiring additional accounting personnel and implementing training of new and existing personnel on proper execution of designed control procedures;
●	Engaging external resources with the appropriate depth of expertise to support the redesign of certain control procedures;
●	Designing, implementing and documenting enhanced controls, policies, and procedures with an appropriate level of precision to detect a material misstatement, and to retain sufficient documentation to support the operating effectiveness of the controls. Our control enhancement procedures will include:

o	Modifying our journal entry process and system role configuration to establish a formal hierarchy of review of journal entries in order to enforce proper segregation of duties;
o	increasing the precision and specificity of our control activities, addressing completeness and accuracy of the information used in performing management review controls, as well as documenting sufficient evidence of management’s review supporting its conclusions; and
o	redesigning information technology general controls across in-scope systems related to user access and change management.

Management will design and test the operating effectiveness of the newly implemented controls in future periods. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(c) Changes in internal control over financial reporting

Except for the material weaknesses described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain biographical information about the members of the Company’s board of directors. Presently, there are six members of the board of directors, four of whom are neither officers nor employees of Radio One. The board of directors is divided into two classes, Class A, of which there are two directors, and Class B, of which there are four directors. Two Class A directors, Terry L. Jones, and Brian W. McNeill were elected at the 2022 annual meeting to serve until the 2023 annual meeting. To be elected, each Class A director must have received the affirmative vote of a plurality of the votes cast by the holders of the Class A common stock. Four Class B directors were elected at the 2022 annual meeting, by the holders of Class A common stock and Class B common stock voting together, to serve until the 2023 annual meeting. The Class B directors are Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong and B. Doyle Mitchell, Jr. To be elected, each of the four Class B directors must have received the affirmative vote of a plurality of the votes cast by all stockholders entitled to vote. There is no cumulative voting for the board of directors.

Terry L. Jones Director since 1995 Age: 76 Class A Director

Mr. Jones is the Managing Member of the General Partner of Syndicated Communications Venture Partners V, L.P. and the Managing Member of Syncom Venture Management Co., LLC (“Syncom”). Prior to joining Syncom in 1978, he was co-founding stockholder and Vice President of Kiambere Savings and Loan in Nairobi, and a Lecturer at the University of Nairobi. He also worked as a Senior Electrical Engineer for Westinghouse Aerospace and Litton Industries. He is a member of the Board of Directors for several Syncom portfolio companies, including Urban One, Inc. He formerly served on the board of the Southern African Enterprise Development Fund, a presidential appointment, and is on the Board of Trustees of Spelman College. Mr. Jones received a B.S. degree in Electrical Engineering from Trinity College, an M.S. degree in Electrical Engineering from George Washington University and a Masters of Business Administration from Harvard University. During the last ten years, Mr. Jones has sat on the boards of directors of TV One, LLC, Iridium Communications, Inc., a publicly held company (“Iridium”), PKS Communications, Inc., a publicly held company, Weather Decisions Technology, Inc., V-me, Inc., Syncom and Verified Identity Pass, Inc. He currently serves on the Board of Directors of Iridium (2001 to present), Syncom and Cyber Digital, Inc., a publicly held company. Mr. Jones’ qualifications to serve as a director include his knowledge of Urban

One, his many years of senior management experience at various public and private media enterprises, and his ability to provide insight into a number of areas including governance, executive compensation, and corporate finance.

Brian W. McNeill Director since 1995 Age: 67 Class A Director

Mr. McNeill is a founder and Managing General Partner of Alta Communications. He specializes in identifying and managing investments in the traditional sectors of the media industry, including radio and television broadcasting, outdoor advertising and other advertising-based or cash flow-based businesses. Over the last five years, Mr. McNeill has served on the Board of Directors of some of the most significant companies in the radio and television industries including Una Vez Mas, Millennium Radio Group, LLC and NextMedia Investors LLC. He joined Burr, Egan, Deleage & Co. as a general partner in 1986, where he focused on the media and communications industries. Previously, Mr. McNeill formed and managed the Broadcasting Lending Division at the Bank of Boston. He received an MBA from the Amos Tuck School of Business Administration at Dartmouth College and graduated magna cum laude with a degree in economics from the College of the Holy Cross. Mr. McNeill’s qualifications to serve as a director include his knowledge of Urban One, the media industry and the financial markets, and his ability to provide input into a number of areas including governance, executive compensation, and corporate finance. His service on the boards of directors of various other media companies also is beneficial to Urban One.

Catherine L. Hughes Chairperson of the Board and Secretary Director since 1980 Age: 76 Class B Director

Ms. Hughes has been Chairperson of the Board and Secretary of Urban One since 1980 and was Chief Executive Officer of Urban One from 1980 to 1997. Since 1980, Ms. Hughes has worked in various capacities for Urban One including President, General Manager, General Sales Manager and talk show host. She began her career in radio as General Sales Manager of WHUR-FM, the Howard University-owned, urban-contemporary radio station. Ms. Hughes is the mother of Mr. Liggins, Urban One’s Chief Executive Officer, Treasurer, President, and a Director. Over the last ten years, Ms. Hughes has sat on the boards of directors of numerous organizations including Broadcast Music, Inc., and Piney Woods High School. During that period, she also has sat on an advisory board for Wal-Mart Stores, Inc., a publicly held company. Ms. Hughes’ qualifications to serve as a director include her being the founder of Urban One, her over 30 years of operational experience with the Company and her unique status within the African American community. Her service on other boards of directors and advisory boards is also beneficial to Urban One.

Alfred C. Liggins, III Chief Executive Officer, President, and Treasurer Director since 1989 Age: 58 Class B Director

Mr. Liggins has been Chief Executive Officer (“CEO”) of Urban One since 1997 and President since 1989. Mr. Liggins joined Urban One in 1985 as an account manager at WOL-AM. In 1987, he was promoted to General Sales Manager and promoted again in 1988 to General Manager overseeing Urban One’s Washington, DC operations. After becoming President, Mr. Liggins engineered Urban One’s expansion into new markets. Mr. Liggins is a graduate of the Wharton School of Business Executive MBA Program. Mr. Liggins is the son of Ms. Hughes, Urban One’s Chairperson, Secretary, and a Director. Over the last ten years, Mr. Liggins has sat on the boards of directors of numerous organizations including the Apollo Theater Foundation, Reach Media, The Boys & Girls Clubs of America, The Ibiquity Corporation, the National Association of Black Owned Broadcasters, and the National Association of Broadcasters. Mr. Liggins’ qualifications to serve as a director include his over 25 years of operational experience with the Company in various capacities, including his nationally recognized expertise in the entertainment and media industries.

B. Doyle Mitchell Director since 2020 Age: 61

Mr. Mitchell is President and CEO of Industrial Bank, N.A., headquartered in Washington, DC. He was elected to the Board of Directors of Industrial Bank, N.A. in 1990 and has been President since 1993. Mr. Mitchell previously served on Urban One’s

Class B Director

Board from 2008 to 2011 and he currently serves on several boards including the board of the National Bankers Association, which represents the nation’s minority banks. Mr. Mitchell served two consecutive terms as Chairman of the NBA board and continues to serve as Treasurer. Mr. Mitchell also serves on the Independent Community Bankers of America Legislative Issues Committee, and he is a former member of the ICBA Safety and Soundness Committee. Mr. Mitchell’s qualifications to serve as a director include his prior knowledge of Urban One, the media industry and the financial markets, and his ability to provide input into a number of areas including governance, executive compensation, and corporate finance.

D. Geoffrey Armstrong Director since 2001 Age: 66 Class B Director

Mr. Armstrong is Chief Executive Officer of 310 Partners, a private investment firm. From March 1999 through September 2000, Mr. Armstrong was the Chief Financial Officer of AMFM, which was publicly traded on the New York Stock Exchange until it was purchased by Clear Channel Communications in September 2000. From June 1998 to February 1999, Mr. Armstrong was Chief Operating Officer and a director of Capstar Broadcasting Corporation, which merged with AMFM in July 1999. Mr. Armstrong was a founder of SFX Broadcasting, which went public in 1993, and subsequently served as Chief Financial Officer, Chief Operating Officer and a director until the company was sold in 1998 to AMFM. Mr. Armstrong has served as a director of Nextstar Media Group, Inc. since 2003. Mr. Armstrong has also served on the board of directors of SFXii Entertainment, Capstar Broadcasting Corporation, AMFM and SFX Broadcasting. Mr. Armstrong brings to Urban One’s Board of Directors his extensive experience as the Chief Executive Officer of several publicly traded companies in the broadcast and communications industry, as well as a member of the audit committee of several publicly traded companies. His service on the boards of public companies in diverse industries allows him to offer a broad perspective on corporate governance, risk management and operating issues facing corporations today.

Controlled Company Exemption

We are a “controlled company” within the meaning of Rule 5615(c)(1) of the NASDAQ Listing Rules, because more than 50% of our voting power is held by Catherine L. Hughes, our Chairperson of the Board and Secretary, and Alfred C. Liggins, III, our CEO and President. See “Security Ownership of Beneficial Owners and Management” below. Therefore, we are not subject to NASDAQ Stock Market listing rules that would otherwise require us to have: (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Board Leadership Structure

Ms. Hughes has been Chairperson of the Board of Directors since 1980. Since the appointment of Mr. Liggins as CEO in 1997, the roles of Chairperson of the Board and CEO have been separate. We believe it is the CEO’s responsibility to run the Company and the Chairperson’s responsibility to run the Board of Directors. By having Ms. Hughes serve as Chairperson of the Board, Mr. Liggins is better able to focus on running the day-to-day operations of the Company. Bifurcating the roles enables non-management Directors to raise issues and concerns for Board consideration without immediately involving the CEO. The Chairperson or lead Director also serves as a liaison between the Board and senior management and also provides further vision as to the strategic direction of the Company. Finally, the Board has a third leadership position in the Chairmen of our Audit Committee. As discussed below, our Audit Committee is comprised of three independent directors. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing, and reporting practices of Urban One and for the Company’s risk management. The Chair of the

Audit Committee effectively serves as a “check” on both the Chairperson and the CEO by representing a strong outside presence with significant financial and business experience.

The Board of Directors believes that the appropriate leadership structure should be based on the needs and circumstances of the Board, the Company and its stockholders at a given point in time, and that the Board should remain adaptable to shaping the leadership structure as those needs change in the future.

Communication with the Board

Our stockholders may communicate directly with the Board of Directors. All communications should be in written form and directed to Urban One’s Assistant Secretary at the following address:

Assistant Secretary

Urban One, Inc.

1010 Wayne Avenue, 14th Floor

Silver Spring, Maryland 20910

Communications should be enclosed in a sealed envelope that prominently indicates that it is intended for Urban One’s Board of Directors. Each communication intended for Urban One’s Board of Directors and received by the Assistant Secretary that is related to the operation of Urban One and is relevant to the director’s service on the board shall be forwarded to the specified party following its clearance through normal review and appropriate security procedures.

Committees of the Board of Directors

The board has a standing audit committee, compensation committee and nominating committee.

Audit Committee

The audit committee consists of D. Geoffrey Armstrong, Brian W. McNeill, Terry L. Jones, and B. Doyle Mitchell, each of whom satisfies the requirements for audit committee membership under the listing standards of the NASDAQ Stock Market. Each of the audit committee members is an “independent director,” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. The Board of Directors has determined that each of Mr. Armstrong, Mr. McNeill, Mr. Jones, and Mr. Mitchell qualify as “audit committee financial experts,” as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933. The board has adopted a written audit committee charter, which is available on our website at https://urban1.com/urban-one-investor-relations/. The audit committee met five times during the calendar year ended December 31, 2022, and acted once time by written consent.

The audit committee is responsible for oversight of the quality and integrity of the accounting, auditing, and reporting practices of Urban One, and as part of this responsibility the audit committee:

●	selects our independent registered public accounting firm;
●	reviews the services performed by our independent registered public accounting firm, including non-audit services, if any;
●	reviews the scope and results of the annual audit;
●	reviews the adequacy of the system of internal accounting controls and internal control over financial reporting;
●	reviews and discusses the financial statements and accounting policies with management and our independent registered public accounting firm;

●	reviews the performance and fees of our independent registered public accounting firm;
●	reviews the independence of our independent registered public accounting firm;
●	reviews the audit committee charter; and
●	reviews related party transactions, if any.

The audit committee also oversees Urban One’s risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

Compensation Committee

Our compensation committee consists of Terry L. Jones, Brian W. McNeill, D. Geoffrey Armstrong, and B. Doyle Mitchell. The compensation committee met onetime during the calendar year ended December 31, 2022, and acted once by written consent. The board has adopted a revised written compensation committee charter. The functions of the compensation committee include:

●	reviewing and approving the salaries, bonuses, and other compensation of our executive officers, including stock options or restricted stock grants;
●	establishing and reviewing policies regarding executive officer compensation and perquisites; and
●	performing such other duties as shall from time to time be delegated by the board.

Nominating Committee

Our nominating committee consists of Alfred C. Liggins, III, Catherine L. Hughes, Terry L. Jones, and Brian W. McNeill. The nominating committee is responsible for recommending the criteria for selection of board members and assisting the board in identifying candidates. The nominating committee acted once by written consent during the calendar year ended December 31, 2022. The nominating committee does not have a charter.

The nominating committee reviews the qualifications of all persons recommended by stockholders as nominees to the Board of Directors to determine whether the recommended nominees will make good candidates for consideration for membership on the board. The nominating committee has not established specific minimum qualifications for recommended nominees. However, as a matter of practice, the nominating committee evaluates recommended nominees for directors based on their integrity, judgment, independence, financial and business acumen, relevant experience, and their ability to act on behalf of all stockholders, as well as meet the needs of the Board of Directors, including the need to have a diversity of perspective. In the consideration of diversity of perspective, the nominating committee is most concerned with finding nominees that counter any perceived weaknesses in board composition. Such weaknesses may include weaknesses in perspective based upon race, sex, gender identification, skill sets and industry insight particularly as the Company diversifies its business. Following such evaluation, the nominating committee will make recommendations for director membership and review the recommendations with the Board of Directors, which will decide whether to invite the candidate to be a nominee for election to the board. Nominees are not discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law. The nominating committee recommended to the board that the incumbent directors, be nominated for re-election to the board at the 2023 annual meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees and meets the requirements of the rules of the SEC and the NASDAQ Stock Market. The code of ethics is available on our website, www.urban1.com, or can be obtained without charge by written request to Assistant Secretary, Urban One, Inc., 14th Floor, 1010 Wayne Avenue, Silver Spring, Maryland 20910. We do not anticipate making material amendments to or waivers from the provisions of the code of ethics. If we make any material amendments to our code of ethics, or if our Board of Directors grants any waiver from a provision thereof to our executive officers or directors, we will disclose the nature of such amendment or waiver, the name of the person(s) to whom the waiver was granted and the date of the amendment or waiver in a current report on Form 8-K.

Environmental, Social and Governance Matters

We recognize the importance of environmental, social and governance (“ESG”) matters in governance and in creating and sustaining long-term stockholder value. Given our long-lasting commitment to our stockholders and the communities we serve, we have invested heavily in our operations to ensure that they are conducted in a socially responsible manner. To provide accountability and transparency for our stakeholders, we will provide annual updates to our ESG disclosures.

Environmental

Within our operations, we strive toward our commitment to sustainability through building efficiency measures, use of environmentally friendly supplies, office recycling programs, and sustainable business practices at our consumer facing events. As a company primary focused on broadcasting and online content, our carbon footprint is reasonably light. However, we recognize that all companies have a role to play in protecting the environment and in environmental sustainability. Further, we recognize that the collective small efforts of each individual can have a much larger aggregate impact on the world around us. Therefore, we are actively seeking ways to reduce energy consumption and waste.

Diversity and Inclusion

As a business founded by an African American woman, diversity and inclusion is engrained in our corporate history. Our Board of Directors is diverse; Catherine L. Hughes, our Founder and Chairperson, is an African American woman, and four of our six directors are minorities. Our President and Chief Executive Officer, who is also a director, Alfred C. Liggins, III is an African American male, as is our Senior Vice President and General Counsel, Kristopher Simpson. Further, Karen Wishart, our Executive Vice President, and Chief Administrative Officer, is an African American woman, as is Michelle Rice, President of TV ONE. As of December 31, 2022, 74% of our employees were racially diverse, and 46% of our employees were women. We are proud that our organization is governed and propelled by such a diverse group of individuals, which we believe contributes to our Company’s success now, and in the long-term.

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

Board Diversity

As a listed company, our Company is required by Nasdaq to disclose certain self-identified diversity characteristics. Companies are required to provide a board diversity matrix at least once per year to disclose the voluntary self-identification of each member of the company’s board of directors. The below matrix provides our Board’s voluntary self-identification as of May 19, 2023.

Board Diversity Matrix (As of May 19, 2023)
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender

Part I: Gender Identity
Directors	1	5	-	-
Part II: Demographic Background
African American or Black	1	3	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	2	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

Corporate Citizenship

The following Report on Corporate Citizenship at Urban One shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

While the Company’s national presence through its on-air radio, television and digital talent is undeniable, our focus on corporate citizenship and local community impact is one of our most notable accomplishments. Following the model established by Cathy Hughes, the Company maintains a philanthropic footprint for each community served within its various markets. We maintain a strong focus on the local communities that we serve. Our on-air talent and staff are vested in providing information resources and solutions to the community. We actively engage with a myriad of community partners’ help to provide career fairs, food drives, back to school programs, voter registration drives, health fairs, and other worthwhile initiatives as part of the Company’s community service efforts. From employment assistance and financial literacy to educational services and voter registration, they seek to make a difference each day, hosting ongoing events throughout the year.

Specific examples during the 2022 calendar year included or during the 2023 calendar year will include:

●	The Annual “Urban Radio Cares for St. Jude Kids” fundraising broadcast to support patients battling cancer and other life-threatening diseases at St. Jude Children’s Research Hospital.
●	The 2022 Urban One Honors Award Show themed, “The Soundtrack of Black America.” The Urban One Honors herald the accomplishments of African Americans who have made extraordinary contributions in entertainment, media, music, education, and the community.
●	Radio One Atlanta Radio hosted Repack the Backpack where listeners with school age kids received school supplies for the second half of the school year.
●	Radio One Atlanta hosted the Black Radio United for the Vote Town Hall to mobilize voter registration and educate listeners about the voting process in advance of the November elections with candidates speaking to the community about their platform and plan.
●	Radio One Baltimore hosted the AFRAM Festival - Baltimore's festival of African American music and culture has been a regional tradition for more than 30 years.
●	Radio One Charlotte supported the 20th Annual Street Turkeys, in conjunction with Second Harvest Food Bank of Metrolina and Loaves & Fishes on November 23, 2022.

●	Radio One Charlotte in conjunction with the Mecklenburg County Sheriff’s Office of Community Engagement executed the 3rd Annual Holiday Toy Drive benefiting 287 children and 75 families.
●	Radio One Cincinnati created and hosted its back-to-school Sneaker Drive Collection and Distribution.
●	Radio One Cleveland hosted “A Good Thanksgiving” and provided 1,000 turkeys for families in need on Thanksgiving Day.
●	Radio One Dallas sponsored the Walk For Freedom an event created by Opal Lee, considered the Grandmother of Juneteenth. Radio One Dallas supported the annual Juneteenth Walk with public service announcement, an onsite presence and by conducting interviews with Opal Lee to promote her various Juneteenth events.
●	Radio One Houston participated in the Susan G. Komen Race for the Cure Walk and sponsored the Original Martin Luther King Jr. Parade and Celebration.
●	Radio One Indianapolis raised over $270,000 for the local community in the Salvation Army Radiothon.
●	Radio One Philadelphia sponsored the Puerto Rican Day Parade and Fiesta in Partnership with El Concilio – a non-profit organization that helps all communities with initiatives such as adoption.
●	Radio One Philadelphia sponsored a Juneteenth Parade and festival at Malcolm X Park, a free event sponsored by the City of Philadelphia with over 20,000 in attendance.
●	Radio One Raleigh sponsored the “Putters, Pinwheels, and Pearls” Fundraising Gala to benefit the Exchange Family Center, a non-profit organization based in Durham North Carolina that provides services that help prevent child abuse and neglect.
●	Radio One Raleigh sponsored the “Gift For Life Block Walk” in partnership with Raleigh Parks. The event included distribution of breast health information, community resources vendors, free 3-D mammograms, giveaways, line dancing, and free refreshments for attendees.
●	Radio One Washington teamed with Alpha Kappa Alpha Sorority, Inc. for the MLK Day Food Donation Drive to collect canned goods to various shelters in Southeast, Washington, D.C.
●	Radio One Washington sponsored Prince George's County, Maryland’s Growing Green with Pride Cleanup. The event supports the county’s beautification initiative to make the community cleaner by conducting individual community litter collection events, demonstrating a shared commitment to keeping communities appealing and attractive.

These programs indicate the level of support Urban One stations provide to local communities and demonstrate the level of support reciprocated by their loyal listeners and content consumers.

Stockholder Submissions

For a stockholder to submit a candidate for the board to be considered by the nominating committee, a stockholder must notify Urban One’s Assistant Secretary. To make a recommendation for director nomination in advance of the 2024 annual meeting of Urban One, a stockholder must notify Urban One’s Assistant Secretary in writing no later than January 1, 2024, the date that is expected to be approximately 120 days prior to the mailing of the proxy statement for the 2024 annual meeting of stockholders. Notices should be sent to:

Assistant Secretary

Urban One, Inc.

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

EXECUTIVE OFFICERS

In the table below we set forth certain information on those persons currently serving as our executive officers.

Catherine L. Hughes Chairperson of the Board and Secretary Director since 1980 Age: 76

Ms. Hughes has been Chairperson of the Board and Secretary of Urban One since 1980 and was Chief Executive Officer of Urban One from 1980 to 1997. Since 1980, Ms. Hughes has worked in various capacities for Urban One including President, General Manager, General Sales Manager and talk show host. She began her career in radio as General Sales Manager of WHUR-FM, the Howard University-owned, urban-contemporary radio station. Ms. Hughes is the mother of Mr. Liggins, Urban One’s Chief Executive Officer, Treasurer, President, and a Director. Over the last ten years, Ms. Hughes has sat on the boards of directors of numerous organizations including Broadcast Music, Inc., and Piney Woods High School. During that period, she also has sat on an advisory board for Wal-Mart Stores, Inc., a publicly held company. Ms. Hughes’ qualifications to serve as a director include her being the founder of Urban One, her over 30 years of operational experience with the Company and her unique status within the African American community. Her service on other boards of directors and advisory boards is also beneficial to Urban One.

Alfred C. Liggins, III Chief Executive Officer, President, and Treasurer Director since 1989 Age: 58

Mr. Liggins has been Chief Executive Officer (“CEO”) of Urban One since 1997 and President since 1989. Mr. Liggins joined Urban One in 1985 as an account manager at WOL-AM. In 1987, he was promoted to General Sales Manager and promoted again in 1988 to General Manager overseeing Urban One’s Washington, DC operations. After becoming President, Mr. Liggins engineered Urban One’s expansion into new markets. Mr. Liggins is a graduate of the Wharton School of Business Executive MBA Program. Mr. Liggins is the son of Ms. Hughes, Urban One’s Chairperson, Secretary, and a Director. Over the last ten years, Mr. Liggins has sat on the boards of directors of numerous organizations including the Apollo Theater Foundation, Reach Media, The Boys & Girls Clubs of America, The Ibiquity Corporation, the National Association of Black Owned Broadcasters, and the National Association of Broadcasters. Mr. Liggins’ qualifications to serve as a director include his over 25 years of operational experience with the Company in various capacities, including his nationally recognized expertise in the entertainment and media industries.

Peter D. Thompson Executive Vice President and Chief Financial Officer Age: 58

Mr. Thompson has been Chief Financial Officer (“CFO”) of Urban One since February 2008. Mr. Thompson joined the Company in October 2007 as the Company’s Executive Vice President of Business Development. Prior to working with the Company, Mr. Thompson spent 13 years at Universal Music in the United Kingdom, including five years serving as CFO. Prior to that he spent four years working in public accounting at KPMG in London, where he qualified as a Chartered Accountant.

Code of Ethics

We have adopted a code of ethics that applies to all our directors, officers and employees and meets the requirements of the rules of the SEC and the NASDAQ Stock Market. The code of ethics is available on our website, www.urban1.com, or can be obtained without charge by written request to Assistant Secretary, Urban One, Inc., 14th Floor, 1010 Wayne Avenue, Silver Spring, Maryland 20910. We do not anticipate making material amendments to or waivers from the provisions of the code of ethics. If we make any material amendments to our code of ethics, or if our Board of Directors grants any waiver from a provision thereof to our executive officers or directors, we will disclose the nature of such amendment or waiver, the name of the person(s) to whom the waiver was granted and the date of the amendment or waiver in a current report on Form 8-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Radio One’s directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission (“SEC”) reports showing ownership and changes in ownership of our common stock and other equity securities. On the basis of reports and representations submitted by Radio One’s directors, executive officers, and greater than ten percent owners, we believe that all required Section 16(a) filings for the fiscal year ended December 31, 2022, were timely made.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Policies and Philosophy

The overall objective of our compensation to our executives is to attract, motivate, retain, and reward the top-quality management that we need to operate successfully and meet our strategic objectives, including our diversification into a broader multi-media company. To achieve this, we aim to provide a performance-based compensation package that is competitive in the markets and industries in which we compete for talent, provides rewards for achieving financial, operational, and strategic performance goals, and aligns executives’ financial interests with those of our shareholders.

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

Process

Our compensation committee meets periodically throughout the year. In addition, members of the compensation committee discuss compensation matters with our CEO and CFO and among themselves informally outside of meetings. In establishing the compensation levels for Radio One’s executive officers, the compensation committee considers a number of qualitative and quantitative factors, including the competitive market for executives, the level and types of compensation paid to executive officers in similar positions by comparable companies, and an evaluation of Radio One’s financial and operational performance. We review the compensation paid to executives at other comparable media companies as a reference point for determining the competitiveness of our executive compensation. Our peer group of radio broadcasting companies includes Citadel Broadcasting Corporation, Cox Radio, Inc., Emmis Communications Corp., Audacy Communications Corp., and Saga Communications Inc. In addition, given the diversity of our business, the compensation committee may review the compensation practices at companies with which it competes for talent, including television, cable, film, online, software and other publicly held businesses with a scope and complexity like ours. The compensation committee does not attempt to set each compensation element for any executive within a particular range related to levels provided by peers. Instead, the compensation committee uses market comparison as one factor in making compensation decisions. Other factors considered when making individual executive compensation decisions include individual contribution and performance, reporting structure, internal pay relationship, complexity and importance of roles and responsibilities, leadership, and growth potential.

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

Principal Components of Executive Compensation

We seek to achieve our compensation philosophy through three key compensation elements:

●	base salary;
●	a performance-based annual bonus (that constitutes the short-term incentive element of our program), which may be paid in cash, restricted stock units, shares of stock or a combination of these; and
●	grants of long-term, equity-based compensation (that constitute the long-term incentive element of our program), such as stock options and/or restricted stock units, which may be subject to time-based and/or performance-based vesting requirements.

The compensation committee believes that this three-part approach is consistent with programs adopted by similarly situated companies and best serves the interests of our stockholders.  The approach enables us to meet the requirements of the competitive environment in which we operate, while ensuring that executive officers are compensated in a manner that advances both the short and long-term interests of our stockholders. Under this approach, compensation for our executive officers involves a high proportion of pay that is “at risk,” namely, the annual bonus and the value of stock options and restricted stock units. Stock options and/or restricted stock units relate a sizable portion of each executive’s long-term remuneration directly to the stock price appreciation realized by our stockholders.

The compensation committee may award stock options or grant restricted stock to any executive officer or other eligible participants under the Plan, on its own initiative or at the recommendation of management. In accordance with our Stock Plan Administration Procedures, as approved by the compensation committee, the grant date for grants approved by the compensation committee to executive officers (other than a companywide grants) is the next monthly grant date immediately following the meeting of the compensation committee. Monthly grant dates are generally the fifth day of each month, or the next NASDAQ trading day in the event the fifth day is not a business day. However, it is also our practice in granting options to executive officers to wait for the release of any material non-public information and settlement of that information in the marketplace.

Employment Agreements

Employment Agreement of the CFO

Chief Financial Officer. Peter D. Thompson serves as an Executive Vice President and Chief Financial Officer. Pursuant to an amendment to his employment agreement effective April 21, 2016, Mr. Thompson was employed as Executive Vice President and Chief Financial Officer of the Company and Vice President of its wholly owned subsidiaries commencing as of January 1, 2022, until December 31, 2024, unless earlier terminated pursuant to the terms of the agreement. Mr. Thompson is entitled to a base salary payable at the annualized rate of $650,000 per year and will be eligible for an annual bonus. Mr. Thompson’s annual target bonus opportunity will be equal to 75% of his base compensation (the “Target Bonus”), based on the achievement of performance goals as determined by Company’s Chief Executive Officer and Board of Directors; provided that (A) if the Company exceeds ninety percent (90%) of budget for the fiscal year,  the Annual Bonus shall be deemed fifty percent (50%) earned and Mr. Thompson is entitled to such amount (the “Bonus Threshold”) and (B) subject to the Bonus Threshold, depending on results, Mr. Thompson’s actual bonus may be higher or lower than the Target Bonus, as determined by the compensation committee. If Mr. Thompson achieves superior performance goals as determined by Company’s Chief Executive Officer and compensation committee, then Mr. Thompson is eligible to receive an Annual Bonus up to 132% of base compensation. Mr. Thompson received a signing bonus of $250,000, subject to a pro-rata claw-back if he leaves before the end of the term of the agreement. Mr. Thompson was also awarded 150,000 restricted shares of the Company’s Class D common stock vesting on January 6, 2025, as a completion bonus. Finally, Mr. Thompson will receive annual Class D stock awards with an annual value of Four Hundred Eighty-Seven Thousand Five Hundred Dollars ($487,500) and annual stock option award with an annual value of One Hundred Sixty-Two Thousand Five Hundred Dollars ($162,500). The first annual award priced and vested on September

27, 2022. The second annual award priced and vested on February 6, 2023. The third annual award will price and vest in or about January 2024.

Principal terms of prior employment agreement or arrangement under which the Company and the named executive officers are operating as modified by the 2022 Terms of Employment

On September 27, 2022, the compensation committee approved the principal terms of employment under which the Founder and the CEO are operating (the “2022 Terms of Employment”). The Founder and the CEO thus operate under prior employment agreements as modified by 2022 Terms of Employment. The terms of employment of each of the Founder and the CEO are described below.

Chairperson. Catherine L. Hughes, our founder, serves as our Chairperson of the Board of Directors and Secretary. Pursuant to the terms approved by the compensation committee, Ms. Hughes is entitled to a base salary payable at the annualized rate of $1,000,000 per year and will be eligible for an annual bonus. Ms. Hughes’ annual target bonus opportunity will be equal to 50% of her base compensation (the “Target Bonus”), based on the achievement of performance goals as determined by Company’s Chief Executive Officer and Board of Directors; provided that (A)  if the Company exceeds ninety percent (90%) of budget for the fiscal year,  the Annual Bonus shall be deemed fifty percent (50%) earned and Ms. Hughes is entitled to such amount (the “Bonus Threshold”) and (B) subject to the Bonus Threshold, depending on results, Ms. Hughes’ actual bonus may be higher or lower than the Target Bonus, as determined by the compensation committee. If Ms. Hughes achieves superior performance goals as determined by the Company’s Chief Executive Officer and compensation committee, then she is eligible to receive an Annual Bonus up to 87.5% of base compensation. Ms. Hughes was also awarded 281,250 restricted shares of the Company’s Class A common stock and stock options to purchase 93,750 Class D shares (which were priced on September 27, 2022), all vesting on January 6, 2025, as a completion bonus. Finally, Ms. Hughes will receive annual Class D stock awards with an annual value of approximately Eight Hundred Fifty-Four Thousand Two Hundred and Ninety-Seven Dollars ($854,297) and annual stock option award with an annual value of approximately Two Hundred Eighty-Four Thousand Seven Hundred Sixty-Five Dollars ($284,765). The first annual award priced and vested on September 27, 2022. The second annual award priced and vested on February 6, 2023. The third annual award will price and vest in or about January 2024.

Under her prior employment agreement under which the Company and Ms. Hughes currently operate, Ms. Hughes is also entitled to receive a pro-rata portion of her bonus upon termination due to death or disability. Ms. Hughes also receives standard retirement, welfare, and fringe benefits, as well as vehicle and wireless communication allowances and financial manager services.

President and Chief Executive Officer. Alfred C. Liggins, III is employed as our President and CEO and is a member of the Board of Directors. Mr. Liggins is entitled to a base salary payable at the annualized rate of $1,250,000 per year and will be eligible for an annual bonus. Mr. Liggins’s annual target bonus opportunity is equal to 100% of his base compensation (the “Target Bonus”), based on the achievement of performance goals as determined by Company’s Chief Executive Officer and Board of Directors; provided that (A) if the Company exceeds ninety percent (90%) of budget for the fiscal year,  the Annual Bonus shall be deemed fifty percent (50%) earned and Mr. Liggins is entitled to such amount (the “Bonus Threshold”) and (B) subject to the Bonus Threshold, depending on results, Mr. Liggins’s actual bonus may be higher or lower than the Target Bonus, as determined by the compensation committee. If Mr. Liggins achieves superior performance goals as determined by the Company’s Chief Executive Officer and compensation committee, then the Executive is eligible to receive an Annual Bonus up to 175% of base compensation. Mr. Liggins was awarded 468,750 restricted shares of the Company’s Class A common stock and stock options to purchase 156,250 Class D shares (which were priced on September 27, 2022), all vesting on January 6, 2025, as a completion bonus. Mr. Liggins is entitled to receive annual Class D stock awards with an annual value of approximately One Million Four Hundred Twenty-Three Thousand and Eight Hundred and Twenty-Eight Dollars ($1,423,828) and annual stock option award with an annual value of approximately Four Hundred Seventy-Four Thousand Six Hundred and Ten Dollars ($474,610). The first annual award priced and vested on September 27, 2022. The second annual award priced and vested on February 6, 2023. The third annual award will price and vest in or about January 2024. Finally, Mr. Liggins remains eligible for the TV One Award included in his prior employment agreement.

Under his prior employment agreement under which the Company and Mr. Liggins currently operate, Mr. Liggins is entitled to receive a pro-rata portion of his bonus upon termination due to death or disability. In recognition of his contributions in founding TV One on behalf of the Company, Mr. Liggins is also eligible to receive an award amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of our aggregate investment in TV One (the “Employment Agreement Award”). Our obligation to pay the award was triggered only after our recovery of the aggregate amount of our capital contribution in TV One and continues to be triggered only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. Mr. Liggins’ rights to the Employment Agreement Award (i) cease if he is terminated for cause or resigns without good reason and (ii) expire at the termination of his employment (but similar rights could be included in the terms of a new employment agreement). Mr. Liggins also receives standard retirement, welfare, and fringe benefits, as well as vehicle and wireless communication allowances, a personal assistant and financial manager services.

Post-Termination and Change in Control Benefits

Under the terms of her employment agreement, upon termination without cause or for good reason within two years following a change of control, Ms. Hughes will receive an amount equal to three times the sum of (i) her annual base salary and (ii) the average of her last three annual incentive bonus payments, in a cash lump sum within five days of such termination, a pro-rated annual bonus for the year of termination, and continued welfare benefits for three years, subject to all applicable federal, state and local deductions. Similarly, under the terms of his employment agreement, upon termination without cause or for good reason within two years following a change of control, Mr. Liggins will receive an amount equal to three times the sum of (i) his annual base salary and (ii) the average of his last three annual incentive bonus payments, in a cash lump sum within five days of such termination, a pro-rated annual bonus for the year of termination, and continued welfare benefits for three years, subject to all applicable federal, state and local deductions.

Under Ms. Hughes’ and Mr. Liggins’ employment agreements the terms “cause” and “good reason” are defined generally as follows:

“Cause” means (i) the commission by the executive of a felony, fraud, embezzlement or an act of serious, criminal moral turpitude which, in case of any of the foregoing, in the good faith judgment of the board, is likely to cause material harm to the business of the Company and the Company affiliates, taken as a whole, provided, that in the absence of a conviction or plea of nolo contendere, the Company will have the burden of proving the commission of such act by clear and convincing evidence; (ii) the commission of an act by the executive constituting material financial dishonesty against the Company or any Company affiliate, provided, that in the absence of a conviction or plea of nolo contendere, the Company will have the burden of proving the commission of such act by a preponderance of the evidence; (iii) the repeated refusal by the executive to use his reasonable and diligent efforts to follow the lawful and reasonable directives  of the board; or (iv) the executive’s willful gross neglect in carrying out his material duties and responsibilities under the agreement, provided, that unless the board reasonably determines that a breach described in clause (iii) or (iv) is not curable, the executive will be given written notice of such breach and will be given an opportunity to cure such breach to the reasonable satisfaction of the board within thirty (30) days of receipt of such written notice.

“Good Reason” shall be deemed to exist if, without the express written consent of the executive, (i) the executive’s rate of annual base salary is reduced, (ii) the executive suffers a substantial reduction in his title, duties or responsibilities, (iii) the Company fails to pay the executive’s annual base salary when due or to pay any other material amount due to the executive hereunder within five (5) days of written notice from the executive, (iv) the Company materially breaches the agreement and fails to correct such breach within thirty (30) days after receiving the executive’s demand that it remedy the breach, or (v) the Company fails to obtain a satisfactory written agreement from any successor to assume and agree to perform the agreement, which successor the executive reasonably concludes is capable of performing the Company’s financial obligations under this Agreement.

The foregoing summaries of the definitions of “cause” and “good reason” are qualified in their entirety by reference to the actual terms of the employment agreements for Ms. Hughes’ and Mr. Liggins’ filed with that certain Current Report Form 8-K filed April 18, 2008.

Under the terms of his employment agreement, in the event that Mr. Thompson is terminated other than for cause, provided Mr. Thompson executes a general liability release, the Company will pay Mr. Thompson severance in an amount equal to six month’s base compensation, subject to all applicable federal, state, and local deductions. With regard to Mr. Thompson, the foregoing summary of the definitions of “cause” and “good reason” are qualified in their entirety by reference to the actual terms of his employment agreement filed with that certain Current Report on Form 8-K filed October 3, 2022.

Other Benefits and Perquisites

As part of our competitive compensation package to attract and retain talented employees, we offer retirement, health, and other benefits to our employees. Our named executive officers participate in the same benefit plans as our other salaried employees. The only benefit programs offered to our named executive officers either exclusively or with terms different from those offered to other eligible employees are the following:

Deferred Compensation. We had a deferred compensation plan that allowed Catherine L. Hughes, our Chairperson, to defer compensation on a voluntary, non-tax qualified basis. The plan was terminated in 2017, and as such Ms. Hughes did not defer any of her compensation during the year ended December 31, 2022. The amount owed to her as deferred compensation for prior years is an unfunded and unsecured general obligation of our Company. Deferred amounts accrue interest based upon the return earned on an investment account with a designated brokerage firm established by Urban One. All deferred amounts are payable in a lump sum 30 days after the date of the event causing the distribution to be paid. No named executive officer earns above-market or preferential earnings on nonqualified deferred compensation.

Other Perquisites. We provide few perquisites to our named executive officers. Currently, we provide or reimburse executives for a company automobile, driver and various administrative services including a financial manager and a personal assistant.

We have set forth the incremental cost of providing these benefits and perquisites to our named executives in the 2022 Summary Compensation Table in the “All Other Compensation” column.

401(k) Plan

The Company has a defined contribution 401(k) savings and retirement plan. In calendar year 2022, participants could contribute up to $20,500 of their gross compensation, subject to certain limitations. In calendar year 2021, participants could contribute up to $19,500 of their gross compensation, subject to certain limitations. Employees ages 50 or older could make an additional catch-up contribution of in each of calendar years 2022 and 2021 up to $6,500 of their gross compensation. The Company currently does not offer any matching component with respect to its 401(k) savings and retirement plan.

Tax Deductibility of Executive Compensation

Section 162(m) of the Code imposes limitations upon the federal income tax deductibility of certain compensation paid to our Chief Executive Officer, our Chief Financial Officer and to each of our other highly compensated executive officers. Under these limitations, we may deduct such compensation only to the extent that during any year the compensation paid to any such officer does not exceed $1,000,000 or meets certain limited conditions. The compensation committee believes that it is in our best interests to retain flexibility and discretion to make compensation awards to foster achievement of goals the Committee deems important to our success, including for example encouraging employee retention, rewarding achievement of non- quantifiable goals, and achieving progress with specific projects.

Our compensation committee may also take accounting considerations, including the impact of Accounting Standards Codification (“ASC”) Topic 718, into account in structuring compensation programs and determining the form and amount of compensation awarded.

EXECUTIVE COMPENSATION

The following table sets forth the total compensation for each of our named executive officers, for the years ended December 31, 2022, and 2021:

							Non-qualified
						Non-Equity	Deferred
Name and				Stock Awards	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary $	Bonus (1) $	(2) $	Awards (2) $	Compensation $	Earnings $	Compensation $		Total $
Catherine L. Hughes – Chairperson	2022	1,000,000	0	1,027,597	310,312	0	0	48,804	(3)	2,386,713
	2021	1,000,000	875,000	28,509	5,104	0	0	79,626	(3)	1,988,239

Alfred C. Liggins, III – CEO	2022	1,250,000	0	1,712,663	517,186	0	0	4,204,855	(4)	7,684,704
	2021	1,250,000	2,187,500	19,140	21,118	0	0	3,684,381	(4)	7,162,139

Peter D. Thompson - CFO	2022	650,000	250,000	548,740	162,611	0	0	0		1,611,351
	2021	650,000	612,500	16,269	2,913	0	0	0		1,281,682

(1)	Reflects discretionary bonuses.

(2)

The dollar amount recognized for financial statement purposes in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” for the fair value of options and restricted stock granted. These values are based on assumptions described in Note 13 to the Company's audited consolidated financial statements included elsewhere in this Form 10-K.

(3)	For 2022 and 2021, for company automobile provided to Ms. Hughes and financial services and administrative support in the amounts of $4,988 and $9,141 and $43,816 and $70,485, respectively.

(4)

Mr. Liggins’ employment terms provide, among other things, that in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company's aggregate investment in TV One. The Company's obligation to pay the award to Mr. Liggins was triggered during 2016 after its recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and only upon actual receipt of distributions of cash or marketable securities. An award in the amount of $4,038,131 and $3,572,968 was paid in 2022 and 2021, respectively. In addition, for 2022 and 2021, the Company provided financial services and administrative support to Mr. Liggins in the amounts of $166,724 and $111,413, respectively.

Pay Versus Performance

As required by new pay versus performance (“PVP”) rules adopted by the SEC in August 2022 and in effect for the first time for this proxy statement, the following Pay Versus Performance table (“PVP Table”) provides required information about compensation for our named executive officers for the periods ended December 31, 2021 and 2022 (each of 2021 and 2022, a “Covered Year”). We refer to all the named executive officers covered in the PVP Table below, collectively, as the “PVP NEOs.” The PVP Table also provides information about the results for certain measures of financial performance during those same Covered Years. In reviewing this information, we believe you should consider:

•

The information in columns (b) and (d) of the PVP Table comes directly from this year’s Summary Compensation Table (or last year’s Summary Compensation Table), without adjustment, calculated in the manner as required under SEC rules for such table;

•

As required by the SEC’s PVP rules, we describe the information in columns (c) and (e) of the PVP Table as “compensation actually paid” (or “CAP”) to the applicable PVP NEOs. However, we believe these CAP amounts do not entirely reflect the final compensation that our NEOs actually earned for their service in the Covered Years, respectively. Instead, in accordance with the SEC’s PVP rules the amounts represent a combination of realized pay

(primarily for cash amounts and equity that vested in the applicable Covered Year) and realizable or accrued pay as of the last day of the applicable Covered Year (primarily for equity awards that are unvested or vested but unexercised). As a result, we urge investors to use caution when evaluating CAP amounts, as they are calculated in a manner different than any information that we may have presented before; and

•

As required by the SEC’s PVP rules, we provide information in the PVP Table below about our absolute total shareholder return (“TSR”) results and our U.S. GAAP net income results (the “External Measures”) during the Covered Years. In column (h) we also present information with respect to our Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure. We present this measure as management believes Adjusted EBITDA provides useful information to management and investors by excluding certain income/(loss), expenses and gains and losses that may not be indicative of the Company’s core operating and financial results. Adjusted EBITDA is a useful performance measure because certain items included in the calculation of net income/(loss) may either mask or exaggerate trends in the Company's ongoing operating performance measures, by identifying the individual adjustments, provide a useful mechanism for investors to consider these adjusted measures with some or all the identified adjustments. The reconciliation of Adjusted EBITDA to the comparable GAAP financial measure is included in Non-GAAP Financial Measures in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Form 10-K.

Pay Versus Performance
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
			Average Summary	Average	Value of Initial
			Compensation	Compensation	Fixed $100
	Summary		Table Total for	Actually Paid to	Investment
	Compensation	Compensation	Non-PEO Named	Non-PEOs	Based on Total		Adjusted
	Table Total for	Actually Paid to	Executive	Named Executive	Shareholder	Net Income	EBITDA
Year	PEO (1)	PEO (1)(2)	Officers (1)	Officers (1)(2)	Return (3)	(in thousands)	(in thousands)
2022	$7,684,704	$1,250,000	$1,999,032	$950,000	$0	$39,955	$165,592

2021	$7,162,139	$3,437,500	$1,634,960	$1,568,750	$0	$39,106	$150,222

(1)	Reflects the total compensation of our current President and CEO, Alfred C. Liggins, III, who is our PEO. Our non-PEO PVP NEOs (“Non-PEO NEOs”) were Catherine L. Hughes, our Chairperson, and Peter D. Thompson, our Chief Financial Officer, for each of the Covered Years. Amounts shown are as calculated in the Summary Compensation Table (SCT) for each of the years shown.

(2)   For each covered year, in determining both the compensation actually paid for our PEO and the average compensation actually paid for our Non-PEO NEOs for purposes of this PVP Table, we deducted from or added back to the total amount of compensation reported in column (b) and column (d) for such Covered Year the following amounts:

Item and Value Added (Deducted)	2022	2021
For Mr. Liggins:
Deduction for Summary Compensation Table “Stock Awards” column value	$1,712,663	$19,140
Deduction for Summary Compensation Table “Option Awards” column value	517,186	21,118
Increase for year-end fair value of outstanding equity awards granted in Covered Year	0	0
Increase/Decrease for change in fair value of outstanding equity awards granted in prior years	2,921,970	2,226,501
Increase for vesting date fair value of equity awards granted and vested in Covered Year	0	0
Increase/Decrease for change in fair value of prior-year equity awards vested in Covered Year	0	0
Decrease for prior year-end fair value of prior-year equity awards forfeited in Covered Year	0	0
Increase for includable dividends/earnings on equity awards during Covered Year	0	0

Item and Value Added (Deducted)	2022	2021
For Non-PEO Named Executive Officers (Average):
Deduction for Summary Compensation Table “Stock Awards” column value	$788,168	$22,389
Deduction for Compensation Table “Option Awards” column value	236,461	4,008
Increase for year-end fair value of outstanding equity awards granted in Covered Year	0	0
Increase/Decrease for change in fair value of outstanding equity awards granted in prior years	1,352,518	1,601,896
Increase for vesting date fair value of equity awards granted and vested in Covered Year	0	0
Increase/Decrease for change in fair value of prior-year equity awards vested in Covered Year	0	0
Decrease for prior year-end fair value of prior-year equity awards forfeited in Covered Year	0	0
Increase for includable dividends/earnings on equity awards during Covered Year	0	0

(3) For each Covered Year, our total shareholder return (“TSR”) was calculated based on the yearly percentage change in our cumulative TSR on each of our Class A and Class D common stock, measured as the quotient of (a) the sum of (i) the cumulative amount of dividends for a period beginning with our closing price on the Nasdaq Global Market on December 31, 2020 through and including the last day of the fiscal year covered (each one- or two-year period, the “Measurement Period”), assuming dividend reinvestment, plus (ii) the difference between our closing Class A and Class D stock prices at the end versus the beginning of the Measurement Period, divided by (b) our closing Class A and Class D share prices at the beginning of the Measurement Period. Each of these yearly percentage changes was then applied to a deemed fixed investment of $100 at the beginning of each Measurement Period to produce the Covered Year-end values of such investment as of the end of 2022 and 2021, as applicable. Because Covered Years are presented in the table in reverse chronical order (from top to bottom), the table should be read from bottom to top for purposes of understanding cumulative returns over time.

The following charts provide, across the Covered Years, descriptions of the relationships between (1) the CAP for the PEO and the average CAP for our Non-PEO NEOs (in each case as set forth in the PVP Table above) and (2) each of the performance measures set forth in columns (f) and (g) of the PVP Table above.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 19, 2023, by:

●	each person (or group of affiliated persons) known by us to be the beneficial owner of more than five percent of any class of common stock;
●	each of the current executive officers named in the Summary Compensation Table;
●	each of our directors and nominees for director; and
●	all of our directors and executive officers as a group.

In the case of persons other than our executive officers, directors and nominees, such information is based solely upon a review of the latest schedules 13D or 13G, as amended. Each individual stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted. Information with respect to the beneficial ownership of the shares has been provided by the stockholders. The number of shares of stock includes all shares that may be acquired within 60 days of May 19, 2023.

	Common Stock
	Class A		Class B		Class C		Class D
	Number of	Percent of	Number of	Percent of	Number of	Percent of	Number of	Percent of	Economic	Voting
	Shares	Class	Shares	Class	Shares	Class	Shares	Class	Interest	Interest
Catherine L. Hughes (1)(2)(3)(4)(6)	262,972	2.67%	851,536	29.75%	1,124,560	54.99%	5,905,784	17.32%	16.67%	22.82%
Alfred C. Liggins, III (1)(3)(4)(5)(6)	620,918	6.30%	2,010,307	70.25%	920,456	45.01%	14,724,099	43.19%	37.41%	53.87%
Terry L. Jones							295,881	* %	*	0.00%
Brian W. McNeill							254,618	*	*	0.00%
D. Geoffrey Armstrong	10,000	*					193,140	*	*	*
B. Doyle Mitchell							16,595	*	*	0.00%
Peter D. Thompson (7)							812,755	2.38%	1.85%	0.00%
David M. Kantor (8)							468,426	1.37	1.07	0.00%
Karen Wishart							115,583	*	*	0.00%
Kris Simpson							33,267	*	*	0.00%
Eric Semler	200,000	2.03%							*	*
TCS Capital Advisors	675,480	6.85%					372,492	1.09%	2.38%	1.76%
Blackrock	532,023	5.40%							1.21%	1.38%
All Directors and Named Executives as a group (10 persons)	893,890	9.07%	2,861,843	100.00%	2,045,016	100.00%	22,820,148	66.93%
*	Less than 1%.
(1)	Includes 31,210 shares of Class A common stock and 62,998 shares of Class D common stock held by Hughes-Liggins & Company, L.L.C., the members of which are the Catherine L. Hughes Revocable Trust, dated March 2, 1999, of which Ms. Hughes is the trustee and sole beneficiary (the “Hughes Revocable Trust”), and the Alfred C. Liggins, III Revocable Trust, dated March 2, 1999, of which Mr. Liggins is the trustee and sole beneficiary (the “Liggins Revocable Trust”). The address of Ms. Hughes and Mr. Liggins is 1010 Wayne Avenue, Silver Spring, Maryland 20910.
(2)	The 247,366 shares of Class A common stock, 851,536 shares of Class B common stock and 3,260,133 shares of Class D common stock are held by the Hughes Revocable Trust; 1,124,560 shares of Class C common stock and 520,404 shares of Class D common stock are held by the Catherine L. Hughes Dynastic Trust, dated March 2, 1999, of which Ms. Hughes is the trustee and sole beneficiary.

(3)	The shares of Class A common stock and Class B common stock are subject to a voting agreement between Ms. Hughes and Mr. Liggins with respect to the election of Urban One’s directors.
(4)	As of May 19, 2023, the combined economic and voting interests of Ms. Hughes and Mr. Liggins were 54.08% and 76.69%, respectively.
(5)	The 605,313 shares of Class A common stock, 2,010,307 shares of Class B common stock, and 8,428,099 shares of Class D common stock are held by the Liggins Revocable Trust. In addition, 920,456 shares of Class C common stock and 338,808 shares of Class D common stock are held by the Alfred C. Liggins, III Dynastic Trust dated March 2, 1999, of which Mr. Liggins is the trustee and sole beneficiary.
(6)	Ms. Hughes’ total includes 1,170,289 shares of Class D common stock obtainable upon the exercise of stock options. Mr. Liggins’ total includes 2,049,149 shares of Class D common stock obtainable upon the exercise of stock options.
(7)	Includes 450,896 shares of Class D common stock obtainable upon the exercise of stock options.
(8)	Includes 144,588 shares of Class D common stock obtainable upon the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We review all transactions and relationships in which Urban One and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. In addition, our code of ethics requires our directors, executive officers, and principal financial officers to report to the board or the audit committee any situation that could be perceived as a conflict of interest. Once a related person transaction has been identified, the Board of Directors may appoint a special committee of the Board of Directors to review and, if appropriate, approve such transaction. The special committee will consider the material facts, such as the nature of the related person’s interest in the transaction, the terms of the transaction, the importance of the transaction to the related person and to us, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and other matters it deems appropriate. As required under the SEC rules, we disclose related party transactions that are directly or indirectly material to us or a related person.

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2023, $250,000 to the Foundation is guaranteed; the Fantastic Voyage® did not operate in 2022. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of December 31, 2022, the Foundation owed Reach Media approximately $2.3 million and as of December 31, 2021, Reach Media owed the Foundation $41,000 under the agreements for the operation of the cruises.

The Fantastic Voyage took place during the fourth quarter of 2021. For the year ended December 31, 2021, Reach Media's revenues, expenses, and operating income for the Fantastic Voyage were approximately $7.0 million, $6.6 million, and $400,000, respectively.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of December 31, 2022 and 2021, the Foundation owed $6,000 and $4,000, respectively, to Reach Media.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. During the years ended December 31, 2022 and 2021, the Company incurred expense of approximately $3.8 million and $4.7 million, respectively. As of December 31, 2022 and 2021, the Company owed BMI approximately $1.5 million and $423,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table shows the fees paid by us for audit and other services provided by BDO USA, LLP during 2022 and 2021.

	Year Ended December 31,
	2022	2021
Audit fees (1)	$2,820,000	$1,646,500
(1)	Consists of professional services rendered in connection with the audit of our financial statements for the most recent fiscal year, reviews of the financial statements included in our quarterly reports on Form 10-Q during the fiscal years ended December 31, 2022, and 2021, respectively, and the issuance of consents for filings with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Reports of Independent Registered Public Accounting Firm (BDO USA, LLP; Potomac, MD; PCAOB ID #243)

Consolidated Balance Sheets as of December 31, 2022 and 2021 (As Restated)

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021(As Restated)

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021 (As Restated)

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021 (As Restated)

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 (As Restated)

Notes to the Consolidated Financial Statements

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

3.19	Certificate of Conversion of formation of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.20	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Exhibit 3.27 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Limited Liability Company Agreement of Radio One Cable Holdings, LLC. (incorporated by reference to Exhibit 3.20 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.22	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC (incorporated by reference to Exhibit 3.28 to Urban One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.44 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.26	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Exhibit 3.71 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.27	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.15 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.28	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Exhibit 3.51 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.29	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.35 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Exhibit 3.63 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.38 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Exhibit 3.66 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.20 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).

3.34	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.37 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Exhibit 3.65 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.39 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Exhibit 3.67 to Urban One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of IO Acquisition Sub, LLC (incorporated by reference to Exhibit 3.46 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.40	Certificate of Amendment to Certificate of Formation of BossipMadameNoire, LLC (incorporated by reference to Exhibit 3.3 to Urban One’s Current Report on Form 8-K, filed May 8, 2017).
3.41

Limited Liability Company Agreement of BossipMadameNoire, LLC (formerly IO Acquisition Sub and incorporated by reference to Exhibit 3.47 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).

3.42	Certificate of Formation of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.48 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.43	Limited Liability Company Agreement of Radio One Urban Network Holdings, LLC (incorporated by reference to Exhibit 3.49 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.44	Certificate of Formation of Radio One Entertainment Holdings, LLC (incorporated by reference to Exhibit 3.50 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.45

Second Amended and Restated Limited Liability Company Agreement of Radio One Entertainment Holdings, LLC (incorporated by reference to Exhibit 3.49 to Urban One’s Annual Report on Form 10-K, filed March 31, 2021).

3.46	Certificate of Conversion of Gaffney Broadcasting, LLC (incorporated by reference to Exhibit 3.52 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.47	Certificate of Incorporation of Reach Media, Inc. (incorporated by reference to Exhibit 3.53 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.48	Bylaws of Reach Media, Inc. (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed February 17, 2015).
3.49	Certificate of Formation of RO One Solution, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed March 14, 2016).
3.50	Certificate of Formation of Urban One Entertainment SPV, LLC (incorporated by reference to Exhibit 3.54 to Urban One’s Annual Report on Form 10-K, filed March 18, 2019).
3.51

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

4.2

First Amendment and Waiver, dated as of April 30, 2023, among Urban One, Inc., the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent*

4.3	Description of Registrant’s Securities*
4.4

Second Amendment and Waiver, dated as of June 5, 2023, among Urban One, Inc., the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent*Second Amendment and Waiver*

10.1

Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference 4.1 Urban One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.2	Urban One, Inc. 2019 Equity and Performance Incentive Plan (incorporated by reference to Urban One’s Definitive Proxy on Schedule 14A filed April 11, 2019).

10.3

Employment Agreement between Radio One, Inc. and Peter D. Thompson dated as of September 27, 2022 (incorporated by reference to Exhibit 99.1 to Urban One’s Current Report on Form 8-K filed October 3, 2022).

10.4		Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Exhibit 10.2 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.5

Terms of Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III approved September 27, 2022 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 3, 2022).

10.6		Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.7

Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 27, 2022 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 3, 2022).

10.8		Amended and Restated Urban One 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 30, 2021).
21.1		Subsidiaries of Urban One, Inc.*
23.1		Consent of BDO USA, LLP *
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101		Financial information from the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.*
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

	*	Indicates document filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2023.

URBAN ONE, INC.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 30, 2023.

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

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on Internal Control over Financial Reporting

We have audited Urban One, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated June 30, 2023 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls have been identified and described in management’s assessment. The material weaknesses related to:

1) entity-level controls impacting the control environment, risk assessment procedures and monitoring activities; and 2) control activities which include: a) information technology general controls (“ITGCs”) in the areas of user access, program change management, and segregation of duties for certain information technology systems that support the Company’s financial reporting and other processes; b) proper segregation of duties relating to the review of manual journal entries; c) effective controls over revenue, income taxes, content assets, launch assets, the preparation of the statements of cash flows and certain financial statement disclosures; d) effective review controls over the accounting and disclosures related to the investment in MGM National Harbor; and e) effective controls over the completeness and accuracy of the balances of radio broadcasting licenses, goodwill and related accounts, specifically, the Company’s monitoring and control activities related to review of key third-party reports and assumptions used in the valuation of its radio broadcasting licenses, goodwill and related accounts.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated June 30, 2023 on those consolidated financial statements.

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

June 30, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Urban One, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 30, 2023 expressed an adverse opinion thereon.

Restatement to Correct 2021 Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct misstatements.

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

Valuation of Certain Radio Broadcasting Licenses

As described in Notes 3, 4 and 6 to the consolidated financial statements, the Company acquired radio broadcasting licenses valued at approximately $23.6 million in 2022 and had total radio broadcasting licenses of approximately $488.4 million as of December 31, 2022. The Company tests radio broadcasting licenses for impairment annually, on October 1, or more frequently when events or circumstances or other conditions suggest impairment may have occurred. With the assistance of a third-party valuation firm, the Company estimates the fair value of radio broadcasting licenses acquired in business combinations and being tested for impairment using the income approach, which involves judgmental estimates and assumptions about market revenue and projected revenue growth by market, mature market share, mature operating profit margin, discount rate and the terminal growth rate.

We have identified the Company’s estimate of the fair value of the radio broadcasting licenses acquired in the business combination and certain licenses being tested for impairment as a critical audit matter. The fair value estimates are sensitive to changes in the significant assumptions such as market revenue and projected revenue growth by market, mature market share, mature operating profit margin, the discount rate and the terminal growth rate. Auditing these assumptions required increased auditor effort including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of the market revenue and mature market share utilized in the Company's forecasts for selected licenses by comparing to external market data and evaluating the projected revenue growth by market by comparing to external industry and market data.
●	Utilizing professionals with specialized knowledge and experience in valuation to test the appropriateness of the mature operating profit margin, discount rate and terminal growth rate used.

Radio Market Goodwill Impairment Assessment

As described in Notes 3 and 6 to the consolidated financial statements, the Company’s radio broadcasting segment goodwill balance was approximately $30.0 million as of December 31, 2022. The Company tests goodwill for impairment annually, on October 1, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. An impairment exists when the radio market reporting unit’s carrying value exceeds its fair value. With the assistance of a third-party valuation firm, the Company estimates the fair value of its reporting units primarily using an income approach, which involves judgmental estimates and assumptions about revenue growth rates, future operating profit margins, the terminal growth rate and the discount rate.

We have identified the estimate of the fair value of certain of the Company’s radio market reporting units as a critical audit matter. The fair value estimates are sensitive to changes in the significant assumptions such as the revenue growth rates, future operating profit margins, the terminal growth rate and the discount rate. Auditing these assumptions required increased auditor effort including the use of valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●	Testing the reasonableness of the revenue growth rates by comparing to external industry and market data and evaluating the future operating profit margins utilized in the Company's forecasts for selected radio market reporting units by comparing to recent historical results of the Company.
●	Utilizing professionals with specialized knowledge and experience in valuation to test the appropriateness of the terminal growth rate and discount rate used.

Amortization of Commissioned Programming Content Assets

As described in Notes 3 and 7 to the consolidated financial statements, the Company’s cable television segment engages third parties to develop and produce content, including original programming (“commissioned programming”) which is predominantly monetized as content groups determined by separate television programming genres. Content amortization expense for commissioned programming is based on an estimate of the Company’s usage and benefit from such program based on a revenue forecast model. Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization. The Company recognized $43.5 million of total amortization of content assets for the year ended December 31, 2022 which includes the amortization of commissioned programming content assets.

We have identified the amortization of the Company’s commissioned programming content assets as a critical audit matter. Management’s estimates of remaining total revenues are sensitive to changes in projected viewership which is based on estimated household universe, ratings, and expected number of airings across different broadcast time slots. Auditing these inputs used in the amortization calculation for commissioned programming content assets required increased auditor effort in performing procedures and evaluating audit evidence.

The primary procedures we performed to address this critical audit matter included:

●	Testing management’s forecasted amortization pattern for commissioned programming content asset groups through comparison of forecasted assumptions of estimated household universe, ratings and expected number of airings across different broadcast time slots to actual data from historical periods and subsequent to the balance sheet date.
●	Testing the completeness and accuracy of the historical viewership data including estimated household universe, ratings and number of airings across different broadcast time slots used to calculate the estimate of total remaining revenues.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

Potomac, Maryland

June 30, 2023

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2022	December 31, 2021
		(As Restated)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,404	$132,245
Restricted cash	19,975	19,973
Trade accounts receivable, net of allowance for doubtful accounts of $8,811 and $8,743, respectively	143,264	127,759
Prepaid expenses	8,729	2,967
Current portion of content assets	34,003	25,883
Other current assets	8,372	3,497
Total current assets	289,747	312,324
CONTENT ASSETS, net	86,378	60,155
PROPERTY AND EQUIPMENT, net	27,758	26,291
GOODWILL	216,599	223,402
RIGHT OF USE ASSETS	31,879	37,956
RADIO BROADCASTING LICENSES	488,419	501,420
OTHER INTANGIBLE ASSETS, net	55,193	47,921
DEBT SECURITIES - available-for-sale, at fair value; amortized cost of $40,000 at December 31, 2022 and 2021	136,826	112,600
OTHER ASSETS	5,688	6,956
Total assets	$1,338,487	$1,329,025
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,003	$16,892
Accrued interest	23,111	25,458
Accrued compensation and related benefits	17,421	10,960
Current portion of content payables	26,718	18,972
Current portion of lease liabilities	8,690	10,072
Other current liabilities	36,320	24,430
Total current liabilities	130,263	106,784
LONG-TERM DEBT, net of original issue discount and issuance costs	739,000	818,616
CONTENT PAYABLES, net of current portion	10,365	2,865
LONG-TERM LEASE LIABILITIES	25,545	31,228
OTHER LONG-TERM LIABILITIES	34,540	28,320
DEFERRED TAX LIABILITIES, net	39,704	18,877
Total liabilities	979,417	1,006,690

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	25,298	18,655

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2022 and 2021	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,854,682 and 9,104,916 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	9
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2022 and 2021	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 and 2,045,016 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 33,618,227 and 37,324,737 shares issued and outstanding as of December 31, 2022 and 2021, respectively	34	37
Accumulated other comprehensive income	73,227	54,950
Additional paid-in capital	993,484	1,018,996
Accumulated deficit	(732,988)	(770,317)
Total stockholders’ equity	333,772	303,680
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,338,487	$1,329,025

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
		(As Restated)
	(In thousands, except share data)

NET REVENUE	$484,604	$440,285
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $7 and $20, respectively	122,636	119,092
Selling, general and administrative, including stock-based compensation of $239 and $31, respectively	160,230	142,010
Corporate selling, general and administrative, including stock-based compensation of $6,349 and $514, respectively	56,334	51,351
Depreciation and amortization	10,034	9,289
Impairment of long-lived assets	40,683	2,104
Total operating expenses	389,917	323,846
Operating income	94,687	116,439
INTEREST INCOME	939	218
INTEREST EXPENSE	61,751	65,702
(GAIN) LOSS ON RETIREMENT OF DEBT	(6,718)	6,949
OTHER INCOME, net	(16,083)	(8,134)
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	56,676	52,140
PROVISION FOR INCOME TAXES	16,721	13,034
NET INCOME	39,955	39,106
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,626	2,315
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$37,329	$36,791

BASIC NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.76	$0.73

DILUTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income attributable to common stockholders	$0.72	$0.68

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,928,063	50,163,600
Diluted	52,174,337	54,136,641

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021
		(As Restated)
	(In thousands)

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized gain on available-for-sale securities	$24,226	$9,500
Income tax expense related to unrealized gain on available-for-sale securities	(5,949)	(2,305)
OTHER COMPREHENSIVE INCOME, NET OF TAX	18,277	7,195
COMPREHENSIVE INCOME	$58,232	$46,301
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,626	2,315
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$55,606	$43,986

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2021 and 2022

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Total
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

	(In thousands, except share data)
BALANCE, as of December 31, 2020 (As Restated)	$—	$4	$3	$3	$38	$47,755	$990,528	$(807,108)	$231,223

Net income, as restated	—	—	—	—	—	—	—	36,791	36,791

Stock-based compensation expense	—	—	—	—	—	—	565	—	565

Issuance of 3,779,391 shares of Class A common stock	—	4	—	—	—	—	33,273	—	33,277

Repurchase of 521,877 shares of Class D common stock	—	—	—	—	(1)	—	(969)	—	(970)

Exercise of options for 229,756 shares of Class D common stock	—	—	—	—	—	—	397	—	397

Conversion of 883,890 shares of Class C common stock to 883,890 shares of Class A common stock	—	1	—	(1)	—	—	—	—	—

Other comprehensive income, net of tax, as restated	—	—	—	—	—	7,195	—	—	7,195

Adjustment of redeemable noncontrolling interests to estimated redemption value, as restated	—	—	—	—	—	—	(4,798)	—	(4,798)

BALANCE, as of December 31, 2021 (As Restated)	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,317)	$303,680

Net income	—	—	—	—	—	—	—	37,329	37,329

Stock-based compensation expense	—	1	—	—	1	—	6,593	—	6,595

Repurchase of 5,124,671 shares of Class D common stock	—	—	—	—	(4)	—	(26,539)	—	(26,543)

Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50

Other comprehensive income, net of tax	—	—	—	—	—	18,277	—	—	18,277

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(5,616)	—	(5,616)

BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(732,988)	$333,772

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021
		(As Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,955	$39,106

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,034	9,289
Amortization of debt financing costs	1,989	2,267
Amortization of content assets	43,533	47,126
Amortization of launch assets	4,380	1,600
Bad debt expense	1,425	1,584
Deferred income taxes	14,878	11,971
Reduction in the carrying amount of right of use assets	8,716	7,793
Non-cash interest expense	—	158
Impairment of goodwill and broadcasting licenses	40,683	2,104
Stock-based compensation	6,595	565
Non-cash fair value adjustment of Employment Agreement Award	2,129	6,163
Non-cash income on PPP loan forgiveness	(7,575)	—
(Gain) loss on retirement of debt	(6,718)	6,949
Gain on asset exchange agreement	—	404

Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(16,930)	(22,807)
Prepaid expenses and other current assets	(6,691)	6,651
Other assets	1,022	(13,745)
Accounts payable	1,111	3,606
Accrued interest	(2,347)	17,441
Accrued compensation and related benefits	6,461	(1,342)
Other liabilities	(3,710)	(1,288)
Payment of launch support	(9,250)	—
Changes in content assets	(62,630)	(45,445)
Net cash flows provided by operating activities	67,060	80,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,763)	(6,286)
Proceeds from sale of broadcasting assets	3,080	8,000
Acquisition of broadcasting assets	(25,000)	—
Net cash flows (used in) provided by investing activities	(28,683)	1,714
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of 2017 credit facility	—	(317,332)
Proceeds from issuance of Class A common stock, net of fees	—	33,277
Repayment of 2018 credit facility	—	(129,935)
Proceeds from exercise of stock options	50	397
Repurchase of 2028 Notes	(67,124)	—
Payment of dividends to noncontrolling interest members of Reach Media	(1,599)	(2,400)
Repurchase of common stock	(26,543)	(970)
Proceeds from 2028 Notes	—	825,000
Proceeds from PPP Loan	—	7,505
Debt refinancing costs	—	(11,157)
Repayment of MGM National Harbor Loan	—	(57,889)
Repayment of 7.375% Notes	—	(2,984)
Repayment of 8.75% Notes	—	(347,016)
Net cash flows used in financing activities	(95,216)	(3,504)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(56,839)	78,360
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,218	73,858
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$95,379	$152,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$62,039	$45,836
Income taxes, net of refunds	$2,089	$1,142

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Assets acquired under Audacy asset exchange	$—	$28,193
Liabilities recognized under asset exchange/asset acquisition	$1,240	$2,669
Right of use asset and lease liability additions	$3,876	$6,392
Right of use asset and lease liability terminations	$2,418	$—
Non-cash launch additions	$9,500	$—
Non-cash content asset additions	$15,246	$—
Adjustment of redeemable noncontrolling interests to estimated redemption value	$5,616	$4,798

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

1. ORGANIZATION:

Urban One, Inc., a Delaware corporation, and its subsidiaries, (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2022, we owned and/or operated 66 independently formatted, revenue producing broadcast stations (including 55 FM or AM stations, 9 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. As of December 31, 2022, we held a minority ownership interest in MGM National Harbor (the “MGM Investment”), a gaming resort located in Prince George’s County, Maryland. As of March 2023, following the exercise of a put option available to us, we no longer hold the MGM Investment, please refer to Note 18 – Subsequent Events to our consolidated financial statements for more details. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate other brands, such as TV One, CLEO TV, Reach Media, iONE Digital and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. (See Note 16 – Segment Information of our consolidated financial statements.)

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Urban One and subsidiaries in which Urban One has a controlling financial interest, which is generally determined when the Company holds a majority voting interest. All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests have been recognized where a controlling interest exists, but the Company owns less than 100% of the controlled entity.

2. RESTATEMENT OF FINANCIAL STATEMENTS:

In connection with the preparation of the consolidated financial statements for the year ended December 31, 2022, the Company re-evaluated its accounting for the valuation of the MGM Investment and determined that adjustments are required to its previously issued financial statements as of December 31, 2021 and the interim periods ended March 31, June 30, and September 30, 2022 and 2021 (collectively, the “Affected Periods”) due to understatements in the value of the MGM Investment, and related tax effects. In accordance with accounting guidance presented in ASC 250-10, SEC Staff Accounting Bulletin No. 99, “Materiality”, and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” for the purpose of a materiality assessment, management assessed the materiality of the error and concluded that it was material to the Company’s financial statements included in the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q covering the Affected Periods.

In addition to the adjustments related to the MGM Investment, the Company included corrections for misstatements that were deemed immaterial to any period presented in our previously issued financial statements. These misstatements are related to radio broadcasting license impairment, right of use assets, fair value of the Reach Media redeemable noncontrolling interest, amortization of certain launch assets, misclassifications of certain balance sheet items, and any related tax effects. The Company also corrected certain line items within the statements of cash flows and certain disclosures relating to deferred tax assets and content assets for errors identified.

Accordingly, the Company has restated herein its audited financial statements as of and for the year ended December 31, 2021. The Company has also restated its unaudited quarterly financial statements as of and for all quarters in the year ended December 31, 2021 and as of and for the quarters ended March 31, June 30, and September 30, 2022 in Note 17 to the consolidated financial statements.

Restatement Background

MGM Investment

Prior to and as of the period ended September 30, 2022, the Company accounted for its investment in MGM National Harbor at cost less impairment under ASC 321, “Investments – Equity Securities” (“ASC 321”) and included the amortized cost of the MGM investment in other assets on the consolidated balance sheets. Distribution income associated with the investment was recorded in other income on the consolidated statements of operations. In connection with the preparation of its financial statements for the year ended December 31, 2022, the Company identified that the MGM Investment should have been classified as an available-for-sale (“AFS”) debt security in a separate financial line item in the Company’s consolidated balance sheets through December 31, 2022 and measured at fair value in accordance with ASC 320, “Investments – Debt Securities” (“ASC 320”) with unrealized gains and losses included in other comprehensive income (“OCI”), within accumulated other comprehensive income (“AOCI”). As a result, the Company has made corrections to record opening adjustments, unrealized gains and losses, and associated tax impacts and classify financial line items appropriately for the Affected Periods.

The correction of this misstatement resulted in approximately $112.6 million being recorded to debt security – available-for-sale, a decrease to other assets of $40.0 million, an increase to deferred tax liabilities, net of approximately $17.6 million, an increase to accumulated other comprehensive income of approximately $55.0 million, and a decrease to accumulated deficit of less than $100,000 in the consolidated balance sheet as of December 31, 2021. An amount of approximately $7.2 million was recorded as an unrealized gain on available-for-sale securities, net of tax in the consolidated statement of comprehensive income for the year ended December 31, 2021. The Company recorded an opening balance adjustment of approximately $47.8 million within AOCI in the December 31, 2021 consolidated statement of changes in stockholders’ equity. This correction did not have a material impact on the consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2021.

Other Adjustments

Radio Broadcast License Impairment

During the impairment assessment in the second quarter of 2022, the Company became aware that a specific assumption used to estimate total market revenues in the valuation of the Houston and Dallas assets for the three years ended December 31, 2019, 2020, and 2021 was incorrect and resulted in overstatements of the fair value of the radio broadcasting licenses by approximately $1.1 million, $2.8 million, and $2.1 million as of December 31, 2019, March 31, 2020, and December 31, 2021, respectively, and understated by approximately $2.3 million as of September 30, 2020. Accordingly, the Company recorded an out-of-period non-cash impairment charge of approximately $3.7 million during the three months ended June 30, 2022 as the Company determined that the errors were not material to any previous period and that correcting the errors in the three-month and six-month periods ended June 30, 2022 would not materially misstate net revenue or pre-tax income for the full year, as of and for the period ended December 31, 2022, or the earnings trend and therefore could be corrected in the period ending June 30, 2022. Additionally, during the preparation of the financial statements for the year ended December 31, 2022, the Company identified that certain assumptions used in the valuation of the Atlanta, Dallas, Houston, Raleigh, and Richmond assets for the quarters ended June 30 and September 30, 2022 were incorrect and resulted in overstatements of the fair value of the radio broadcasting licenses by approximately $1.7 million and $1.0 million, respectively. The Company, in the process of rectifying the material MGM Investment error identified above, determined it was necessary to accurately reflect the out-of-period non-cash impairment charge of approximately $3.7 million across all Affected Periods and to record the non-cash impairment charges of approximately $1.7 million and $1.0 million for the second and third quarters of 2022, respectively. Consequently, the Company made the following adjustments: a reversal of the $3.7 million impairment charge recorded in the second quarter of 2022, an opening balance sheet adjustment of a $1.6 million non-cash impairment charge for 2019 and 2020 during the first quarter of 2021, a $2.1 million impairment charge in the fourth quarter of 2021, and approximately $1.7 million and $1.0 million of impairment charges during the second and third quarters of 2022. Additionally, the Company included the associated tax implications of these adjustments.

The correction of this misstatement resulted in a decrease to radio broadcasting licenses of $3.7 million, an increase to deferred tax assets, net of $905,000, and an increase to accumulated deficit of $2.8 million in the consolidated balance sheet as of December 31, 2021. Impairment of long-lived assets increased by $2.1 million and provision for income taxes decreased by $510,000 in the consolidated statement of operations for the year ended December 31, 2021. Comprehensive income in the consolidated statements of comprehensive income for the year ended December 31, 2021, decreased by $1.6 million. The Company recorded an opening balance adjustment of $1.2 million and an adjustment of $1.6 million to reduce consolidated net income within accumulated deficit in the December 31, 2021 consolidated statement of changes in stockholders’ equity. While in the consolidated statement of cash flows for the year ended December 31, 2021, this correction reduced consolidated net income by $1.6 million, reduced deferred income taxes by $510,000, and increased impairment of long-lived assets by $2.1 million, it had no impact on total net cash flows (used in) provided by operating, investing, or financing activities.

Right of Use Assets

During the adoption of ASC 842, “Leases” (“ASC 842”) in 2019, the Company discovered that approximately $1.3 million of deferred rent balances were not correctly accounted for, and as such, this resulted in an overstatement of right of use (“ROU”) assets for the same amount. The Company determined that the errors were not material and not correcting the errors would not materially misstate net revenue, pre-tax income, or the earnings trend in any previous or future periods. The Company, in the process of rectifying the material MGM Investment error identified above, determined it was necessary to correct these errors. Consequently, the Company has made corrections to record an opening balance sheet adjustment and associated tax impacts for the Affected Periods.

The correction of this misstatement resulted in a decrease to ROU assets of approximately $1.3 million, a decrease to deferred tax assets, net of approximately $308,000, and an increase to accumulated deficit of $960,000 in the consolidated balance sheet as of December 31, 2021. The opening balance within accumulated deficit in the December

31, 2021 consolidated statement of changes in stockholders’ equity was increased by $960,000. This correction did not impact the consolidated statement of operations, consolidated statement of comprehensive income, and consolidated statement of cash flows for the year ended December 31, 2021.

Reach Media Redeemable Noncontrolling Interest

The redeemable noncontrolling interest is measured at fair value using a discounted cash flow methodology, adjusted for excess available working capital. In connection with the preparation of its financial statements for the year ended December 31, 2022, the Company identified an error in its calculation of excess working capital which understated the value of the redeemable noncontrolling interest. As a result, the Company determined it was necessary to correct the error and recorded opening adjustments to the redeemable noncontrolling interests and additional paid-in capital (“APIC”) for the Affected Periods.

The correction of this misstatement resulted in an increase to redeemable noncontrolling interest and a decrease to additional paid-in capital of approximately $1.6 million in the consolidated balance sheet as of December 31, 2021. The Company recorded $399,000 to increase the adjustment of redeemable noncontrolling interests to estimated redemption value and recorded an opening balance adjustment of approximately $1.2 million within APIC in the December 31, 2021 consolidated statement of changes in stockholders’ equity. This correction did not impact the consolidated statement of operations, consolidated statement of comprehensive income, and consolidated statement of cash flows for the year ended December 31, 2021.

Launch Assets

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support, which are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company has historically recorded amortization associated with certain launch assets within selling, general and administrative expense in the consolidated statements of operations. In connection with the preparation of its financial statements for the year ended December 31, 2022, the Company determined that this amortization should have been recorded as a reduction to revenue. As a result, the Company has reclassified the amortization to reduce selling, general and administrative expense and net revenue in the consolidated statements of operations for the Affected Periods.

The correction of this misstatement decreased both net revenue and selling, general and administrative expense by approximately $1.2 million in the December 31, 2021 consolidated statement of operations. This correction did not impact any other consolidated financial statements as of and for the year ended December 31, 2021.

Balance Sheet Misclassifications

The Company recorded adjustments to recognize certain balance sheet misclassifications for the Affected Periods. These adjustments primarily related to the classification of other current assets, other assets, other intangible assets, net, right of use assets, trade accounts receivable, net, other current liabilities, and accounts payable.

Disclosure Exceptions

In reconciling the income tax provision to actual tax returns filed, the Company identified that the 2021 estimate of nondeductible interest expense was calculated incorrectly. This error resulted in a disclosure exception within the Income Taxes footnote with net operating loss carryforwards overstated and interest expense carryforward understated, both by approximately $4.9 million. The disclosure exception did not have any impact on the consolidated financial statements for any of the prior periods. The Company, in the process of rectifying the material MGM Investment error identified above, determined it was necessary to correct the disclosure exception by revising the balances for net operating loss carryforwards and interest expense carryforward as of December 31, 2021 as disclosed within the Income Taxes footnote in these consolidated financial statements.

During the fourth quarter of 2022, the Company identified certain fully amortized content assets that were no longer in service. Accordingly, balances associated with these fully amortized assets have been adjusted in the presentation of content assets in the Company’s footnote disclosures as of December 31, 2021. Specifically, the Company has reflected a reduction to ‘Completed’ content assets of approximately $279.3 million, a reduction to ‘Acquired Licensed’ content assets of approximately $4.6 million, and a decrease to accumulated amortization of approximately $283.9 million as of December 31, 2021. In addition, the Company recorded an adjustment of $837,000 from ‘Completed’ content assets to ‘In-Production’ content assets. This correction did not impact total net content assets disclosed within the footnote and included in the consolidated financial statements as of and for the year ended December 31, 2021.

Statements of Cash Flows

Prior to and as of the period ended September 30, 2022, the Company presented non-cash lease liability expense as an adjustment to net income within the consolidated statements of cash flows. During the fourth quarter of 2022, the Company identified that the non-cash lease liability expense should have been presented as a change in other liabilities and determined that it was necessary to correct the error for the Affected Periods.

The correction of this misstatement resulted in a reduction to non-cash lease liability expense and an increase to other liabilities by approximately $4.7 million in the consolidated statement of cash flows as of December 31, 2021. This correction had no impact on total net cash flows (used in) provided by operating, investing, or financing activities or any other consolidated financial statements as of and for the year ended December 31, 2021.

Description of Restatement Tables

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows as of and for the year ended December 31, 2021. The previously reported amounts were derived from the Company's Original Filing. These amounts are labeled “As Previously Reported” in the tables below. The column labeled “Adjustments” represents the impact of the correction of the MGM Investment. The column labeled “Other Adjustments” represents the combined effects of the corrections of the misstatements relating to radio broadcasting license impairment, right of use assets, fair value of the Reach Media redeemable noncontrolling interest, amortization of certain launch assets, misclassifications of certain line items in the balance sheets and statements of cash flows, and any related tax effects, as described above, that were deemed immaterial to any period presented in our previously issued financial statements.

Consolidated Balance Sheets

	As of December 31, 2021
	As Previously
	Reported	Adjustments	Other Adjustments	As Restated

	(In thousands)
ASSETS
CURRENT ASSETS:
Trade accounts receivable, net of allowance for doubtful accounts of $8,743	$127,446	$—	$313	$127,759
Other current assets	4,760	—	(1,263)	3,497
Total current assets	313,274	—	(950)	312,324
RIGHT OF USE ASSETS	38,044	—	(88)	37,956
RADIO BROADCASTING LICENSES	505,148	—	(3,728)	501,420
OTHER INTANGIBLE ASSETS, net	50,159	—	(2,238)	47,921
DEBT SECURITIES - available-for-sale, at fair value; amortized cost of $40,000	—	112,600	—	112,600
OTHER ASSETS	44,635	(40,000)	2,321	6,956
Total assets	$1,261,108	$72,600	$(4,683)	$1,329,025
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,588	$—	$2,304	$16,892
Other current liabilities	26,421	—	(1,991)	24,430
Total current liabilities	106,471	—	313	106,784
DEFERRED TAX LIABILITIES, net	2,473	17,617	(1,213)	18,877
Total liabilities	989,973	17,617	(900)	1,006,690
REDEEMABLE NONCONTROLLING INTERESTS	17,015	—	1,640	18,655
STOCKHOLDERS’ EQUITY:
Accumulated other comprehensive income	—	54,950	—	54,950
Additional paid-in capital	1,020,636	—	(1,640)	1,018,996
Accumulated deficit	(766,567)	33	(3,783)	(770,317)
Total stockholders’ equity	254,120	54,983	(5,423)	303,680
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,261,108	$72,600	$(4,683)	$1,329,025

Consolidated Statements of Operations

	Year Ended December 31, 2021
	As Previously		Other
	Reported	Adjustments	Adjustments	As Restated

	(In thousands, except share data)
NET REVENUE	$441,462	$—	$(1,177)	$440,285
OPERATING EXPENSES:
Selling, general and administrative, including stock-based compensation of $31	143,187	—	(1,177)	142,010
Impairment of long-lived assets	—	—	2,104	2,104
Total operating expenses	322,919	—	927	323,846
Operating income (loss)	118,543	—	(2,104)	116,439
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	54,244	—	(2,104)	52,140
PROVISION FOR (BENEFIT FROM) INCOME TAXES	13,577	(33)	(510)	13,034
NET INCOME (LOSS)	40,667	33	(1,594)	39,106
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$38,352	$33	$(1,594)	$36,791
BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.76	$—	$(0.03)	$0.73
DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.71	$—	$(0.03)	$0.68

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2021
	As Previously		Other
	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized gain on available-for-sale securities	$—	$9,500	$—	$9,500
Income tax expense related to unrealized gain on available-for-sale securities	—	(2,305)	—	(2,305)
OTHER COMPREHENSIVE INCOME, NET OF TAX	—	7,195	—	7,195
COMPREHENSIVE INCOME (LOSS)	$40,667	$7,228	$(1,594)	$46,301
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$38,352	$7,228	$(1,594)	$43,986

Consolidated Statements of Changes in Stockholders’ Equity

	As Previously Reported
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
For the year ended December 31, 2021	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2020	$—	$4	$3	$3	$38	$—	$991,769	$(804,919)	$186,898
Net income	—	—	—	—	—	—	—	38,352	38,352
Stock-based compensation expense	—	—	—	—	—	—	565	—	565
Repurchase of 521,877 shares of Class D common stock	—	—	—	—	(1)	—	(969)	—	(970)
Issuance of 3,779,391 shares of Class A common stock	—	4	—	—	—	—	33,273	—	33,277
Exercise of options for 229,756 shares of Class D common stock	—	—	—	—	—	—	397	—	397
Conversion of 883,890 shares of Class C common stock to 883,890 shares of Class A common stock	—	1	—	(1)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(4,399)	—	(4,399)
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$—	$1,020,636	$(766,567)	$254,120

	Adjustments and Other Adjustments
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
For the year ended December 31, 2021	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2020	$—	$—	$—	$—	$—	$47,755	$(1,241)	$(2,189)	$44,325
Net income	—	—	—	—	—	—	—	(1,561)	(1,561)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(399)	—	(399)
Other comprehensive income, net of tax	—	—	—	—	—	7,195	—	—	7,195
Total Adjustments	$—	$—	$—	$—	$—	$54,950	$(1,640)	$(3,750)	$49,560

	As Restated
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
For the year ended December 31, 2021	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2020	$—	$4	$3	$3	$38	$47,755	$990,528	$(807,108)	$231,223
Net income	—	—	—	—	—	—	—	36,791	36,791
Stock-based compensation expense	—	—	—	—	—	—	565	—	565
Repurchase of 521,877 shares of Class D common stock	—	—	—	—	(1)	—	(969)	—	(970)
Issuance of 3,779,391 shares of Class A common stock	—	4	—	—	—	—	33,273	—	33,277
Exercise of options for 229,756 shares of Class D common stock	—	—	—	—	—	—	397	—	397
Conversion of 883,890 shares of Class C common stock to 883,890 shares of Class A common stock	—	1	—	(1)	—	—	—	—	—
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(4,798)	—	(4,798)
Other comprehensive income, net of tax		—	—	—	—	7,195	—	—	7,195
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,317)	$303,680

Consolidated Statements of Cash Flows

	Year Ended December 31, 2021
	As
	Previously		Other	As
	Reported	Adjustments	Adjustments	Restated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,667	$33	$(1,594)	$39,106
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income taxes	12,514	(33)	(510)	11,971
Non-cash lease liability expense	4,684	—	(4,684)	—
Impairment of goodwill and broadcasting licenses	—	—	2,104	2,104
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(22,734)	—	(73)	(22,807)
Accounts payable	3,453	—	153	3,606
Other liabilities	(5,892)	—	4,604	(1,288)
Net cash flows provided by operating activities	80,150	—	—	80,150
NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Adjustment of redeemable noncontrolling interests to estimated redemption value	$4,399	$—	$399	$4,798

The remainder of the notes to the Company’s financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and money market funds at various commercial banks that have original maturities of 90 days or less. Investments with contractual maturities of 90 days or less from the date of original purchase are classified as cash and cash equivalents. For cash and cash equivalents, cost approximates fair value. The Company’s cash and cash equivalents are insured by the Federal Deposit Insurance Corporation. The Company has amounts held with banks that may exceed the amount of insurance provided on such accounts. Generally, the balances may be redeemed upon demand and are maintained with financial institutions of reputable credit, and therefore, bear minimal credit risk.

On July 29, 2021, RVA Entertainment Holdings, LLC (“RVAEH”), a wholly owned unrestricted subsidiary of the Company, entered into a Host Community Agreement (the “Original HCA”) with the City of Richmond (the “City”) for the development of the ONE Casino + Resort (the “Project”). The Original HCA imposed certain obligations on RVAEH in connection with the development of the Project, including a $26 million upfront payment (the “Upfront Payment”) due upon successful passage of a citywide referendum permitting development of the Project (the “Referendum”). In connection with the Original HCA, RVAEH and its former development partner Pacific Peninsula Entertainment funded the Upfront Payment into escrow to be released to the City upon successful passage of the Referendum or back to RVAEH in the event the Referendum failed. In November 2021, the required Referendum was conducted and failed to pass.  However, on January 24, 2022, the Richmond City Council adopted a new resolution in efforts to bring the ONE Casino + Resort to the City. The new resolution was the first of several steps in pursuit of a second referendum. The City and RVAEH then entered into a new Host Community Agreement (the “New HCA”) which also included an Upfront Payment to be held in escrow and payable upon successful passage of a citywide referendum permitting development of the Project.  After the City and RVAEH entered into the New HCA, the Virginia General Assembly passed legislation that sought to delay the second referendum that was anticipated to occur in November 2022. While there were some questions as to the applicability of the legislation, RVAEH and the City determined to adhere to the legislation and to seek a second referendum in November 2023.  As a result of the efforts to obtain a second referendum, including execution of the New HCA and the determination to seek a second referendum in November 2023, the Upfront Payment remains in escrow. Therefore, the Company’s portion of the Upfront Payment, approximately $19.5 million is classified as restricted cash on the balance sheets as of December 31, 2022 and 2021.

(b)  Trade Accounts Receivable

Trade accounts receivable which consists of both billed and unbilled receivables are recorded at their invoiced amount and are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s estimate of the amount of probable losses in the Company’s existing accounts receivable portfolio. The Company determines the allowance based on the aging of the receivables, the impact of economic conditions on the advertisers’ ability to pay and other factors. Inactive delinquent accounts that are past due beyond a certain amount of days are written off and often pursued by other collection efforts. Bankruptcy accounts are immediately written off upon receipt of the bankruptcy notice from the courts.

(c)  Goodwill and Indefinite-Lived Intangible Assets (Primarily Radio Broadcasting Licenses)

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles - Goodwill and Other,” goodwill and other indefinite-lived intangible assets are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Radio broadcasting license impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. We test for radio broadcasting license impairment at the unit of accounting level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about market revenue and projected revenue growth by market, mature market share, mature operating profit margin, discount rate and terminal growth rate. In testing for goodwill impairment, we also rely primarily on the income approach that estimates the fair value of the reporting unit, which involves, but is not limited to, judgmental estimates and assumptions about revenue growth rates, future operating profit margins, discount rate and terminal growth rate. We then perform a market-based analysis by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing the total of the estimated fair values of our reporting units to the market capitalization of the Company. We recognize an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. Any impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

(d)  Impairment of Long-Lived Assets and Intangible Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for the impairment of long-lived assets and intangible assets, excluding goodwill and other indefinite-lived intangible assets, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2022 and 2021 and concluded no triggering events occurred and that no impairment to the carrying value of these assets was required.

(e)  Financial Instruments

Financial instruments as of December 31, 2022 and 2021, consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2022 and 2021, except for the Company’s long-term debt. On January 25, 2021, the Company borrowed $825 million in aggregate principal amount of senior secured notes due February 2028 (the “2028 Notes”). The 7.375% 2028 Notes had a carrying value of approximately $750.0 million and fair value of approximately $646.9 million as of December 31, 2022, and had a carrying value of approximately $825.0 million and fair value of approximately $851.8 million as of December 31, 2021. The fair values of the 2028 Notes, classified as Level 2 instruments, were determined based on the trading values of these instruments in an inactive market as of the reporting date. On June 1, 2021, the Company borrowed approximately $7.5 million on a new PPP Loan (as defined in Note 11 – Long-Term Debt). During the three months ended June 30, 2022, the PPP Loan and related accrued interest was forgiven and recorded as other income in the amount of approximately $7.6 million. The PPP Loan had a carrying value of approximately $7.5 million and fair value of approximately $7.5 million as of December 31, 2021. The fair value of the PPP Loan, classified as a Level 2 instrument, was determined based on the fair value of a similar instrument as of the reporting date using updated interest rate information derived from changes in interest rates since inception to the reporting date. There were no borrowings outstanding on the Company’s asset-backed credit facility as of December 31, 2022 and 2021.

(f)  Revenue Recognition

In accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In general, our spot advertising (both radio and cable television) as well as our digital advertising is satisfied over time as advertising spots or impressions are delivered. For our cable television affiliate revenue, the Company grants a license to the affiliate to distribute television programming content through the license period, and the Company applies the sales-and usage-based royalty exception to recognize revenue based on the number of subscribers each month. Finally, for event-based revenue, the Company’s events typically occur on one specified date when revenue is recognized. However, there may be performance obligations that are satisfied in the weeks leading up to the event, such as radio and digital advertising, and in such instances revenue is recognized as the underlying performance obligations are satisfied, based on the allocated transaction price and the pattern of delivery to the customer.

Within our radio broadcasting and Reach Media segments, revenues are generated from the sale of spot advertisements and sponsorships. Revenue is recognized for each performance obligation based on the allocated transaction price and the pattern of transfer to the customer. The Company records as revenue the amount of consideration that it receives. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $18.4 million and $16.7 million for the years ended December 31, 2022 and 2021, respectively.

Within our digital segment, Interactive One generates the majority of the Company’s digital revenue. Our digital revenue is principally derived from advertising services on non-radio station branded, but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. As the Company runs its advertising campaigns, the customer simultaneously receives benefits as impressions are delivered, and revenue is recognized over time. The amount of revenue recognized each month is based on the number of impressions delivered multiplied by the effective per impression unit price, and is equal to the amount receivable from the customer.

Our cable television segment derives advertising revenue from the sale of television airtime to advertisers and revenue is recognized over time when the advertisements are run. In the agreements governing advertising campaigns, the Company may also promise to deliver to its customers a guaranteed minimum number of viewers (“impressions”) on a specific television network within a particular demographic. These advertising campaigns are considered to represent a single, distinct performance obligation. Revenues are recognized based on the guaranteed audience level multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced advertising revenue receivables may exceed the value of the audience delivery. As such, a portion of revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guarantee lapse, which is typically less than one year. Audience guarantees are initially developed internally, based on planned programming, historical audience levels, and market trends. Actual audience and delivery information is obtained from independent ratings services. For our cable television segment, agency and outside sales representative commissions were approximately $20.1 million and $16.9 million for the years ended December 31, 2022 and 2021, respectively.

Our cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber royalty payable by the affiliate, in exchange for the right to distribute the Company’s programming. The majority of the Company’s distribution fees are collected monthly throughout the year and distribution revenue is recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The Company applies the sales- or usage-based royalty exception for its affiliate agreements. The amount of distribution fees due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming to estimate royalty revenue. Historical adjustments to recorded estimates have not been material. Revenues from the Company’s cable television segment are reduced by the amortization of the Company’s launch support assets.

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In an arrangement with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative stand-alone selling price basis. The determination of stand-alone selling price considers market conditions, the size and scope of the contract, customer information, and other factors.

Revenue by Contract Type

The following chart shows the sources of our net revenue for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
		(As Restated)

Radio advertising	$177,268	$165,244
Political advertising	13,226	3,494
Digital advertising	76,730	59,812
Cable television advertising	112,857	95,589
Cable television affiliate fees	96,963	101,203
Event revenues & other	7,560	14,943
Net revenue	$484,604	$440,285

Contract Assets and Liabilities

Contract assets and contract liabilities that are not separately stated in our consolidated balance sheets at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
		(As Restated)
	(In thousands)
Contract assets:
Unbilled receivables ($5,798 as of January 1, 2021)	$12,597	$10,735

Contract liabilities:
Customer advances and unearned income ($3,044 as of January 1, 2021)	$6,123	$5,503
Reserve for audience deficiency ($3,544 as of January 1, 2021)	9,629	6,020
Unearned event income ($5,921 as of January 1, 2021)	5,708	—

Unbilled receivables consist of earned revenue that has not yet been billed and is included in trade accounts receivable on the consolidated balance sheets. Customer advances and unearned income represents advance payments by customers for future services under contract that are generally incurred in the near term and are included in other current liabilities on the consolidated balance sheets. For advertising sold based on audience guarantees, audience deficiency typically results in an obligation to deliver additional advertising units to the customer, generally within one year of the original airing. To the extent that audience guarantees are not met, a reserve for audience deficiency is recorded until such a time that the audience guarantee has been satisfied. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2022, approximately $2.5 million was recognized as revenue during the year ended December 31, 2022.  For unearned event income as of January 1, 2022, there was no revenue recognized during the year ended December 31, 2022.  For customer advances and unearned income as of January 1, 2021, approximately $3.0 million was recognized as revenue during the year ended December 31, 2021.  For unearned event income as of January 1, 2021, approximately $5.9 million was recognized during the year ended December 31, 2021 as the event took place during the fourth quarter of 2021.

Practical expedients and exemptions

We generally expense employee sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

(g)  Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. For the year ended December 31, 2022, the Company paid approximately $9.3 million for carriage initiation, and during the year ended December 31, 2021, the Company did not pay any launch support for carriage initiation. For the year ended December 31, 2022, there was launch support additions of approximately $9.5 million for carriage initiation that will be paid in cash in future periods. The weighted-average amortization period for launch support was approximately 8.1 years and 7.1 years as of December 31, 2022 and 2021, respectively. The remaining weighted-average amortization period for launch support was 3.8 years and 3.3 years as of December 31, 2022 and 2021, respectively. Amortization is recorded as a reduction to revenue as discussed in Note 2 – Restatement of Financial Statements. For the years ended December 31, 2022 and 2021, launch support asset amortization was approximately $4.4 million and $1.6 million, respectively. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2022	2021

	(In thousands)
Launch assets	$27,764	$9,021
Less: accumulated amortization	(9,104)	(4,724)
Launch assets, net	$18,660	$4,297

Future estimated launch support amortization related to launch assets for years 2023 through 2027 and thereafter is as follows:

(In thousands)
2023	$4,980
2024	4,980
2025	4,980
2026	3,410
2027	237
Thereafter	73

(h)  Barter Transactions

For barter transactions, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2022 and 2021, barter transaction revenues were approximately $2.0 million and $1.8 million, respectively. Additionally, for the years ended December 31, 2022 and 2021, barter transaction costs were reflected in programming and technical expenses of approximately $1.3 million and $1.2 million, respectively, and selling, general and administrative expenses of $679,000 and $606,000, respectively.

(i)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the years ended December 31, 2022 and 2021, were approximately $31.3 million and $24.7 million, respectively.

(j)  Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”, (“ASC 740”). Under ASC 740, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized into income in the period of enactment. Deferred income tax expense or benefits are based upon the changes in the net deferred tax asset or liability from period to period.

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

(k)  Stock-Based Compensation

The Company accounts for stock-based compensation for stock options and restricted stock grants in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes valuation option-pricing model (“BSM”) and is recognized as expense ratably over the requisite service period. The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. Compensation expense for restricted stock grants is measured based on the fair value on the date of grant less estimated forfeitures. Compensation expense for restricted stock grants is recognized ratably during the vesting period. The fair value measurement objective for liabilities incurred in a share-based payment transaction is the same as for equity instruments. Awards classified as liabilities are subsequently remeasured to their fair values at the end of each reporting period until the liability is settled. (See Note 10 – Employment Agreement Award of our consolidated financial statements and Note 13 – Stockholders’ Equity.)

(l)  Segment Reporting and Major Customers

In accordance with ASC 280, “Segment Reporting” and given its diversification strategy, the Company has determined it has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These four segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the related activities and operations of our syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of the Company’s cable TV operation, including results of operations of TV One and CLEO TV. Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.”

No single customer accounted for over 10% of our consolidated net revenues or accounts receivable as of and during either of the years ended December 31, 2022 or 2021.

(m)  Earnings Per Share

Basic earnings per share is computed on the basis of the number of shares of common stock (Classes A, B, C and D) outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of potential dilutive common shares outstanding during the period using the treasury stock method.

The Company’s potentially dilutive securities include stock options and unvested restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

In each of the years ended December 31, 2022 and 2021, the amount of earnings per share would pertain to each of our classes of common stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with the Company’s Amended and Restated Certificate of Incorporation.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
		(As Restated)
	(In Thousands)
Numerator:
Net income attributable to common stockholders	$37,329	$36,791
Denominator:
Denominator for basic net income per share - weighted average outstanding shares	48,928,063	50,163,600
Effect of dilutive securities:
Stock options and restricted stock	3,246,274	3,973,041
Denominator for diluted net income per share - weighted-average outstanding shares	52,174,337	54,136,641

Net income attributable to common stockholders per share – basic	$0.76	$0.73
Net income attributable to common stockholders per share – diluted	$0.72	$0.68

(n)  Fair Value Measurements

We report our financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

As of December 31, 2022 and 2021, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of December 31, 2022
Liabilities subject to fair value measurement:
Employment agreement award (a)	$26,283	$—	$—	$26,283

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$25,298	$—	$—	$25,298

Assets subject to fair value measurement:
Available-for-sale securities (c)	$136,826	$—	$—	$136,826
Cash equivalents - money market funds (d)	39,798	39,798	—	—
Total	$176,624	$39,798	$—	$136,826

As of December 31, 2021 (As Restated)
Liabilities subject to fair value measurement:
Employment agreement award (a)	$28,193	$—	$—	$28,193

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$18,655	$—	$—	$18,655

Assets subject to fair value measurement:
Available-for-sale securities (c)	$112,600	$—	$—	$112,600
(a)	Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) in an amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, discount rate and terminal growth rate. Significant inputs to the market approach include publicly held peer companies and associated multiples. In September 2022, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.
(b)	The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, discount rate and terminal growth rate.
(c)	The investment in MGM National Harbor is preferred stock that has a non-transferable put right and is classified as an available-for-sale debt security. The investment was initially measured at fair value using a dividend discount model. Significant inputs to the dividend discount model include revenue growth rates, discount rate and a terminal growth rate. As of December 31, 2022, the investment’s fair value is measured using a contractual valuation approach.

This method relies on a contractually agreed upon formula established between the Company and MGM National Harbor as defined in the Second Amended and Restated Operating Agreement of MGM National Harbor, LLC (“the Agreement”) rather than market-based inputs or traditional valuation methods. As defined in the Agreement, the calculation of the put is based on operating results, Enterprise Value and the Put Price Multiple. The inputs used in this measurement technique are specific to the entity, MGM National Harbor, and there are no current observable prices for investments in private companies that are comparable to MGM National Harbor. The inputs used to measure the fair value of this security are classified as Level 3 within the fair value hierarchy. Throughout the periods from the fourth quarter of 2020 up until the third quarter of 2022, the Company relied on the dividend discount model for valuation purposes based on the facts, circumstances, and information available at the time. During the fourth quarter of 2022, the Company adopted the contractual valuation method described above as it believes it more closely approximates the fair value of the investment at that time. Please refer to Note 18 – Subsequent Events of our consolidated financial statements for further details.
(d)	The Company measures and reports its cash equivalents that are invested in money market funds at estimated fair value.

There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2022 and 2021. The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021:

		Employment	Redeemable	Available-
	Contingent	Agreement	Noncontrolling	for-Sale
	Consideration	Award	Interests	Securities
			(As Restated)	(As Restated)
	(In thousands)
Balance at December 31, 2020	$780	$25,603	$13,942	$103,100
Net income attributable to redeemable noncontrolling interests	—	—	2,315	—
Dividends paid to redeemable noncontrolling interests	—	—	(2,400)	—
Distribution	(1,060)	(3,573)	—	—
Change in fair value included within other comprehensive income	—	—	—	9,500
Change in fair value	280	6,163	4,798	—
Balance at December 31, 2021	$—	$28,193	$18,655	$112,600
Net income attributable to redeemable noncontrolling interests	—	—	2,626	—
Dividends paid to redeemable noncontrolling interests	—	—	(1,599)	—
Distribution	—	(4,039)	—	—
Change in fair value included within other comprehensive income	—	—	—	24,226
Change in fair value	—	2,129	5,616	—
Balance at December 31, 2022	$—	$26,283	$25,298	$136,826

The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2022	$—	$(2,129)	$—	$—
The amount of total income (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2021	$(280)	$(6,163)	$—	$—

Losses and gains included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the employment agreement award and included as selling, general and administrative expenses for contingent consideration for the years ended December 31, 2022 and 2021.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of	As of
			December 31,	December 31,
			2022	2021
				(As Restated)
		Significant
		Unobservable	Significant Unobservable
Level 3 assets and liabilities	Valuation Technique	Inputs	Input Value
Employment agreement award	Discounted cash flow	Discount rate	10.5%	9.5%
Employment agreement award	Discounted cash flow	Terminal growth rate	0.5%	0.5%
Employment agreement award	Discounted cash flow	Operating profit margin range	33.7% - 46.6%	34.9% - 46.4%
Employment agreement award	Discounted cash flow	Revenue growth rate range	(4.1)% - 4.2%	(5.9)% - 11.6%
Redeemable noncontrolling interest	Discounted cash flow	Discount rate	11.5%	11.5%
Redeemable noncontrolling interest	Discounted cash flow	Terminal growth rate	0.3%	0.4%
Redeemable noncontrolling interest	Discounted cash flow	Operating profit margin range	25.8% - 29.8%	24.0% - 32.8%
Redeemable noncontrolling interest	Discounted cash flow	Revenue growth rate range	0.2% - 32.2%	(11.8)% - 0.3%
Available-for-sale securities	Dividend discount model	Revenue growth rate	N/A	8.0%
Available-for-sale securities	Dividend discount model	Discount rate	N/A	10.5%
Available-for-sale securities	Dividend discount model	Long-term growth rate	N/A	3.0%

Any significant increases or decreases in discount rate or terminal growth rate inputs could result in significantly higher or lower fair value measurements.

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

As of December 31, 2022, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $216.6 million and $488.4 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” for the year ended December 31, 2022, the Company recorded an impairment charge of approximately $7.2 million related to certain of our radio market goodwill balances and also an impairment charge of approximately $33.5 million associated with certain of our radio broadcasting licenses. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 6 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

(o)  Software and Web Development Costs

The Company capitalizes direct internal and external costs incurred to develop internal-use computer software during the application development stage pursuant to ASC 350-40, “Intangibles – Goodwill and Other – Internal -Use Software.” Internal-use software is amortized under the straight-line method using an estimated life of three years. All web development costs incurred in connection with operating our websites are accounted for under the provisions of ASC 350-40 and ASC 350-50, “Intangibles – Goodwill and Other – Website Development Costs” unless a plan exists or is being developed to market the software externally. The Company has no plans to market software externally.

(p)  Redeemable Noncontrolling Interests

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

(q)  Investments, As Restated

Available-for-sale securities

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. In return for this investment, the Company received preferred stock and a non-transferable put right, which is exercisable for a thirty-day period each year. The price of the put right will be determined based on the “Put Price” definition as defined in the Agreement between the Company and MGM National Harbor. The Company classifies its investment in MGM National Harbor as an available-for-sale debt security. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income. Net realized gains and losses on sales of available for sale securities, and unrealized losses considered to be other-than-temporary, are recorded to other income, net in the Consolidated Statements of Operations. The investment entitles the Company to an annual cash distribution based on net gaming revenue and the Company recognized distribution income in the amount of approximately $8.8 million and $7.7 million, for the years ended December 31, 2022 and 2021, respectively, which is recorded in other income, net in the Consolidated Statements of Operations. During the quarter ended March 31, 2023, the Company received $8.8 million representing the Company’s annual distribution from MGMNH with respect to fiscal year 2022.

On March 8, 2023, Radio One Entertainment Holdings, LLC (“ROEH”), the Company’s wholly-owned subsidiary issued a put notice (the “Put Notice”) with respect to one hundred percent (100%) of its interest (the “Put Interest”) in MGM National Harbor, LLC (“MGMNH”). On April 21 2023, ROEH closed on the sale of the Put Interest. The Company received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price. Please refer to Note 18 - Subsequent Events within the consolidated financial statements for further information.

(r)  Content Assets

The Company’s cable television segment has entered into contracts to license entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to five years. Contract payments are typically made in quarterly installments over the terms of the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins, and the program is available for its first airing. The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). For programming that is predominantly monetized as part of a content group, such as the Company’s commissioned programs, capitalized costs are amortized based on an estimate of our usage and benefit from such programming. The estimates require management’s judgement and include consideration of factors such as expected revenues to be derived from the programming and the expected number of future airings, among other factors. The Company’s acquired programs’ capitalized costs are amortized based on projected usage, generally resulting in a straight-line amortization pattern.

The Company utilizes judgment and prepares analysis to determine the amortization patterns of our content assets. Key assumptions include the categorization of content based on shared characteristics and the use of a quantitative model to predict revenue. For each film group, which the Company defines as a genre, this model takes into account projected viewership which is based on (i) estimated household universe; (ii) ratings; and (iii) expected number of airings across different broadcast time slots.

As part of the Company's assessment of its amortization rates, the Company compares the estimated amortization rates to those that have been utilized during the year. Management regularly reviews, and revises, when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write down of the asset to fair value The result of the content amortization analysis is either an accelerated method or a straight-line amortization method over the estimated useful lives of generally one to five years.

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company’s film groups for commission programming are generally aligned along genre, while the Company’s licensed content is considered a separate film group. The Company evaluates the fair value of content at the group level by considering expected future revenue generation using a cash flow analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. The Company determined there were no impairment indicators evident during the year ended December 31, 2022. For the year ended December 31, 2021, the Company recorded an impairment and additional amortization expense of $695,000, as a result of evaluating its contracts for impairment. Impairment and amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. All commissioned and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(s)  Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” which defers the effective date of credit loss standard ASU 2016-13 by two years for smaller reporting companies and permits early adoption. ASU 2016-13 is effective for the Company beginning January 1, 2023. The Company is evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to provide optional relief from applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition from LIBOR. As a result of the reference rate reform initiative, certain widely used rates such as LIBOR are expected to be discontinued. The Company holds the ABL Facility, which bears interest based on the LIBOR rate.  In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of the temporary relief in Topic 848 to December 31, 2024.  The guidance is effective upon issuance. The Company is currently assessing the impact of the adoption of ASU 2022-06 adoption on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606), rather than adjust them to fair value at the acquisition date. The guidance is effective for the Company beginning January 1, 2023 and applies to acquisitions occurring after the effective date. The Company is currently assessing the impact the new guidance will have on the consolidated financial statements.

(t)  Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of

Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2021 and 2023, $250,000 to the Foundation is guaranteed; the Fantastic Voyage® did not operate in 2022. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of December 31, 2022, the Foundation owed Reach Media approximately $2.3 million reflecting passenger payments received by the Foundation, but not yet remitted to Reach Media, and as of December 31, 2021, Reach Media owed the Foundation $41,000 under the agreements for the operation of the cruises.

The Fantastic Voyage took place during the fourth quarter of 2021. For the year ended December 31, 2021, Reach Media's revenues, expenses, and operating income for the Fantastic Voyage were approximately $7.0 million, $6.6 million, and $400,000, respectively.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, as of December 31, 2022 and 2021, the Foundation owed an immaterial amount to Reach Media.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. During the years ended December 31, 2022 and 2021, the Company incurred expense of approximately $3.8 million and $4.7 million, respectively. As of December 31, 2022 and 2021, the Company owed BMI approximately $1.5 million and $423,000, respectively.

(u) Leases

On January 1, 2019, with the adoption of ASC 842, the Company adopted a package of practical expedients as allowed by the transition guidance which permitted the Company to carry forward the historical assessment of whether contracts contain or are leases, classification of leases and the remaining lease terms. The Company has also made an accounting policy election to exclude leases with an initial term of twelve months or less from recognition on the consolidated balance sheet. Short-term leases will be expensed over the lease term. The Company also elected to separate the consideration in the lease contracts between the lease and non-lease components. All variable non-lease components are expensed as incurred.

ASC 842 results in significant changes to the balance sheets of lessees, most significantly by requiring the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Upon adoption of ASC 842, deferred rent balances, which were historically presented separately, were combined and presented net within the ROU assets.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Year Ended December 31,
	2022		2021

	(Dollars In thousands)
Operating lease cost (cost resulting from lease payments)	$12,822		$13,055
Variable lease cost (cost excluded from lease payments)	40		40
Total lease cost	$12,862		$13,095

Operating lease - operating cash flows (fixed payments)	$13,978		$13,784
Operating lease - operating cash flows (liability reduction)	$9,935		$9,124

Weighted average lease term - operating leases	4.85	years	4.94	years
Weighted average discount rate - operating leases	11.00%		11.00%

As of December 31, 2022, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(In thousands)
2023	$11,697
2024	10,690
2025	6,834
2026	4,860
2027	3,417
Thereafter	7,140
Total future lease payments	44,638
Less: imputed interest	(10,403)
Total	$34,235

(v) Going Concern Assessment

The accompanying financial statements have been prepared on a going concern basis in accordance with the applicable accounting standard codification. We have concluded that the Company has sufficient capacity over the next twelve months to meet its financing obligations, that cash flows from operations are sufficient to meet the liquidity needs and/or has sufficient capacity to access asset-backed facility funds to finance working capital needs should the need arise.

4. ACQUISITIONS AND DISPOSITIONS:

On June 13, 2022, the Company entered into a definitive asset purchase agreement with Emmis Communications (“Emmis”) to purchase its Indianapolis Radio Cluster to expand the Company’s market share. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on August 31, 2022. Urban One acquired radio stations WYXB (B105.7FM), WLHK (97.1FM), WIBC (93.1FM), translators W228CX and W298BB (The Fan 93.5FM and 107.5FM), and Network Indiana for $25 million. As part of the transaction, the Company disposed of its former WHHH radio broadcasting license along with the intellectual property related to WNOW (there was a call letter change from WHHH to WNOW immediately prior to the close) to a third party for approximately $3.2 million. The fair value of the assets disposed of approximated the carrying value of the assets. The Company recognized a net loss of $120,000 related to the disposal transaction during the year ended December 31, 2022.

The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $23.6 million to radio broadcasting licenses, $162,000 to towers and antennas, $326,000 to transmitters, $209,000 to studios, $111,000 to vehicles, $27,000 to furniture, fixtures, computer equipment and computer software, $87,000 to acquired advertising contracts, $437,000 to goodwill, and approximately $1.2 million to right of use assets and operating lease liabilities. The purchase price allocation was finalized during fiscal year 2022, and no significant changes were recorded from the original estimation.

The operations of Emmis were included in the consolidated financial statements as of the acquisition date. The revenue and operating income for Emmis reported within the consolidated financial statements for the year ended December 31, 2022 were approximately $5.6 million and $1.2 million, respectively.

Unaudited Pro Forma Information

The table below sets forth unaudited pro forma results of operations, assuming that the Emmis acquisition occurred on January 1, 2021:

	For The Year Ended
	December 31,
	2022	2021

	(In thousands)
Net revenue	$496,613	$457,935
Operating income	95,365	117,516
Net income	40,439	39,921

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

On April 20, 2021, the Company completed a definitive asset exchange agreement with Audacy, Inc. (formerly Entercom Communications Corp.) to expand the Company’s market share whereby the Company would receive Charlotte stations: WLNK-FM (Adult Contemporary); WBT-AM & FM (News Talk Radio); and WFNZ-AM & 102.5 FM Translator (Sports Radio). As part of the transaction, the Company transferred three radio stations to Audacy: St. Louis, WHHL-FM (Urban Contemporary); Philadelphia, WPHI-FM (Urban Contemporary); and Washington, DC, WTEM-AM (Sports); as well as the intellectual property to its St. Louis radio station, WFUN-FM (Adult Urban Contemporary). The Company and Audacy entered into the arrangement on November 6, 2020, and began operation of the exchanged stations on or about November 23, 2020 under LMAs until FCC approval was obtained and the transaction closed on April 20, 2021. In addition, the Company entered into an asset purchase agreement with Gateway Creative Broadcasting, Inc. (“Gateway”) for the remaining assets of our WFUN station in a separate transaction which also closed on April 20, 2021. The Company received approximately $8.0 million in exchange for approximately $8.0 million in tangible and intangible assets as part of the transaction with Gateway.

The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed consisted of approximately $21.1 million to radio broadcasting licenses, approximately $1.8 million to land and land improvements, approximately $2.0 million to towers and antennas, $517,000 to buildings, approximately $1.0 million to transmitters, $712,000 to studios, $53,000 to vehicles, $200,000 to furniture and fixtures, $67,000 to computer equipment, $19,000 to other equipment, approximately $1.7 million to right of use assets, $1.9 million advertising credit liability, $921,000 to operating lease liabilities, and $812,000 unfavorable lease liability. The fair value of the assets exchanged with Audacy approximate the carrying value of the assets. The Company recognized a net gain of $404,000 related to the Audacy and Gateway transactions during the year ended December 31, 2021. The purchase price allocation was finalized during fiscal year 2021, and no significant changes were recorded from the original estimation.

On October 30, 2020, we entered into a local marketing agreement (“LMA”) with Southeastern Ohio Broadcasting System for the operation of station WWCD-FM in Columbus, Ohio beginning November 2020. Under the terms of the

LMA, we will pay a monthly fee as well as certain operating costs, and, in exchange, we will retain all revenues from the sale of the advertising within the programming.

5. PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2022	2021	Useful Lives

	(In thousands)
Land and improvements	$4,128	$4,128	—
Buildings	3,299	3,241	31 years
Transmitters and towers	45,733	43,466	7‑15 years
Equipment	67,025	63,192	3‑7 years
Furniture and fixtures	9,357	9,397	6 years
Software and web development	32,565	31,337	3 years
Leasehold improvements	25,231	24,727	Lesser of useful life or lease term
Construction-in-progress	153	476	—
	187,491	179,964
Less: accumulated depreciation	(159,733)	(153,673)
Property and equipment, net	$27,758	$26,291

Depreciation expense for the years ended December 31, 2022, and 2021 was approximately $6.4 million and $5.6 million, respectively. Repairs and maintenance costs are expensed as incurred.

6. GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

In accordance with ASC 350, we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually across all reporting units and radio broadcasting licenses, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred in any given reporting unit. We had 16 reporting units as of our October 2022 annual impairment assessment, consisting of each of the 13 radio markets within the radio segment and each of the other three business segments. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We evaluate amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value.

We perform our annual impairment test as of October 1 of each year. The Company noted interim triggering events during the current year which resulted in the recording of impairment losses. The Company has not identified any triggering events occurring after the annual testing date that would impact the impairment testing results obtained but will continue to monitor the fair value of the Company.

As discussed in Note 2 – Restatement of Financial Statements, the Company is restating its previously issued financial statements to correct the certain misstatements, one of which is related to the impairment of radio broadcasting licenses. For the years ended December 31, 2022 and 2021, we recorded impairment charges against radio broadcasting licenses and goodwill collectively, of approximately $40.7 million and $2.1 million, respectively, which are included within Impairment of long-lived assets in the consolidated statements of operations.

Broadcasting Licenses

The Company’s total broadcasting licenses carrying value is approximately $488.4 million as of December 31, 2022.

As restated, the table below presents the changes in the Company’s radio broadcasting licenses during 2022 and 2021:

Total
(In thousands)
Balance at January 1, 2021 (As Restated)	$482,442
Acquisitions	21,082
Impairment charges	(2,104)
Balance at December 31, 2021 (As Restated)	$501,420
Acquisitions	23,642
Disposals	(3,200)
Impairment charges	(33,443)
Balance at December 31, 2022	$488,419

Our licenses expire at various dates through August 1, 2030. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years. The FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, our licenses have been renewed for full eight-year terms without any conditions or sanctions; however, there can be no assurance that the licenses of each of our stations will be renewed for a full term without conditions or sanctions.

During the second quarter of 2022, there continued to be slowing in certain general economic conditions and a rising interest rate environment, which we deemed to be an impairment indicator that warranted interim impairment testing of certain markets’ radio broadcasting licenses, as it was determined more likely than not that the fair value was below its carrying value. The Company utilized the income approach to estimate the fair value of the broadcasting licenses. As a result of its impairment test, the Company recorded impairment of approximately $8.7 million during the three months ended June 30, 2022, associated with certain of our radio market broadcasting licenses. In addition, the Company recorded an impairment charge of approximately $1.9 million in the three months ended June 30, 2022, associated with the estimated asset sale consideration for one of our Indianapolis radio broadcasting licenses.

During the third quarter of 2022, economic conditions continued to slow and interest rates continued to rise. The Company performed additional impairment tests, and recorded an impairment of approximately $15.5 million associated with certain of our radio market broadcasting licenses.

We completed our 2022 annual impairment assessment as of October 1, 2022. There was lower than forecasted revenue growth and operating profit margin in certain markets. As a result, the Company recorded an impairment charge of approximately $7.4 million during the three months ended December 31, 2022, associated with certain of our radio market broadcasting licenses.

When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350. In our case, each unit of accounting is a cluster of radio stations into one of our geographical markets. Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market.

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach for estimating the broadcasting license fair values for the annual impairment testing performed and interim impairment testing where an impairment charge was recorded since January 1, 2021.

Radio Broadcasting	October 1,	September 30,	June 30,	October 1,
Licenses	2022	2022 (a)	2022 (a)	2021
		(As Restated)	(As Restated)	(As Restated)

Impairment charge (in millions)	$7.4	$15.5	$10.6 (*)	$2.1

Discount rate	9.5%	9.5%	9.5%	9.0%
Revenue growth rate range	0.0% – 1.7%	0.3% – 1.6%	0.7% – 2.4%	0.7% – 8.0%
Terminal growth rate range	0.3% – 0.8%	0.3% – 0.8%	0.7% – 1.0%	0.7% – 1.0%
Mature market share range	6.8% – 27.6%	6.8% – 27.6%	6.9% – 25.6%	6.2% – 23.2%
Mature operating profit margin range	27.2% – 34.6%	28.3% – 36.1%	28.3% – 36.1%	26.9% – 36.1%

(a)  Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

(*)  Includes an impairment charge whereby the license fair value is based on estimated asset sale consideration.

If actual market conditions are less favorable than those estimated by us or if events occur or circumstances change that would reduce the fair value of our broadcast licenses below the carrying value, we may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on our consolidated financial statements. We will continue to monitor potential triggering events and perform the appropriate analysis when deemed necessary.

Goodwill

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments during 2022 and 2021:

	Radio	Reach		Cable
	Broadcasting	Media	Digital	Television
	Segment	Segment	Segment	Segment	Total

	(In thousands)
Gross goodwill at January 1, 2021	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	—	—	—	—	—
Impairments	—	—	—	—	—
Accumulated impairment losses	(117,748)	(16,114)	(20,345)	—	(154,207)
Audacy asset exchange	(470)	—	—	—	(470)
Net goodwill at December 31, 2021	$36,782	$14,354	$7,222	$165,044	$223,402

Gross goodwill	$155,000	$30,468	$27,567	$165,044	$378,079
Additions	437	—	—	—	437
Impairments	(7,240)	—	—	—	(7,240)
Accumulated impairment losses	(117,748)	(16,114)	(20,345)	—	(154,207)
Audacy asset exchange	(470)	—	—	—	(470)
Net goodwill at December 31, 2022	$29,979	$14,354	$7,222	$165,044	$216,599

As noted above, during the quarters ended June 30, 2022 and September 30, 2022, we identified impairment indicators at certain of our radio markets. As it was determined that it was more likely than not that the fair value of certain radio markets reporting units were below its carrying value, the Company performed interim quantitative impairment tests as of the June 30, 2022 and September 30, 2022 balance sheet dates.  During the three months ended June 30, 2022, the Company recorded an impairment of approximately $4.3 million to reduce the carrying value of our Atlanta market goodwill balance. No impairment was identified for the three months ended September 30, 2022 based on the quantitative test performed.

As part of the Company’s annual impairment assessment, the Company recorded an impairment of approximately $2.9 million to reduce the carrying value of goodwill in the Philadelphia market for the quarter ending December 31, 2022 as a result of lower than forecasted revenue growth. There was no impairment for the year ended December 31, 2021.

Below are some of the key assumptions used in the income approach model for estimating the Radio Market goodwill reporting units fair values for the quantitative annual impairment assessments performed and interim quantitative impairment testing where an impairment charge was recorded since January 1, 2021. We used a step zero qualitative analysis for all other reporting units.

Goodwill (Radio Market	October 1,	September 30,	June 30,	October 1,
Reporting Units)	2022 (a)	2022 (a)	2022 (a)	2021 (a)

Impairment charge (in millions)	$2.9	$—	$4.3	$—

Discount rate	9.5%	9.5%	9.5%	9.0%
Revenue growth rate range	(10.3)% – 72.0%	(0.3)% – 1.7%	(2.5)% – 2.5%	(10.7)% – 27.1%
Terminal growth rate range	0.5% – 0.8%	1.0%	0.7% – 1.0%	0.7% – 1.0%
Operating profit margin range	16.6% – 46.0%	33.4%	19.5% – 32.9%	21.2% – 47.3%

(a)  Reflects the key assumptions for testing only those radio markets with remaining goodwill.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill, radio broadcasting licenses and the unamortized brand name, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

								Remaining
								Weighted-
								Average
	As of December 31,						Period of	Period of
	2022			2021			Amortization	Amortization
				(As Restated)
	(In thousands)
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$17,431	$(17,418)	$13	$17,425	$(17,405)	$20	1‑5 Years	1.6 Years
Intellectual property	6,878	(6,878)	—	6,878	(6,878)	—	4‑10 Years	0.0 Years
Advertiser agreements	46,669	(45,728)	941	46,582	(42,276)	4,306	1‑12 Years	0.2 Years
Brand names	4,413	(3,732)	681	4,413	(3,558)	855	10 Years	4.8 Years
Brand names - unamortized	39,690	—	39,690	39,690	—	39,690	Indefinite	—
Launch assets, net of current portion	22,791	(9,104)	13,687	7,597	(4,724)	2,873	Contract length	3.8 Years
Other intangibles	849	(668)	181	842	(665)	177	1‑15 Years	3.3 Years
Total other intangible assets	$138,721	$(83,528)	$55,193	$123,427	$(75,506)	$47,921		3.1 Years

Amortization expense of intangible assets for each of the years ended December 31, 2022 and 2021 was approximately $3.7 million.

The following table presents the Company’s estimate of amortization expense for the years 2023 through 2027 for intangible assets as of December 31, 2022:

(In thousands)
2023	$1,232
2024	172
2025	141
2026	140
2027	74

The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expense may vary as a result of future acquisitions and dispositions.

7. CONTENT ASSETS:

The gross cost and accumulated amortization of content assets is as follows:

	As of December 31,		Period of
	2022	2021	Amortization

	(In thousands)
Produced content assets:
Completed	$122,660	$117,058
In-production	23,300	12,961
Licensed content assets acquired:
Acquired	55,751	61,374
Content assets, at cost	201,711	191,393	1‑5 Years
Less: accumulated amortization	(81,330)	(105,355)
Content assets, net	120,381	86,038
Less: current portion	(34,003)	(25,883)
Noncurrent portion	$86,378	$60,155

The aggregate amortization expense for content assets for the years ended December 31, 2022 and 2021 is approximately $43.5 million and $47.1 million, respectively. The estimated future amortization expense for completed and released content assets is approximately $17.3 million, $14.6 million, and $13.1 million for the years ending December 31, 2023, 2024 and 2025, respectively. Amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses.

Future estimated content amortization expense related to agreements entered into as of December 31, 2022, for years 2023 through 2025 is as follows:

(In thousands)
2023	$34,003
2024	23,201
2025	15,964

Future estimated content amortization expense is not included for in-production content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2022, are as follows:

(In thousands)
2023	$26,718
2024	9,371
2025	994

8. INVESTMENTS:

The amortized cost, estimated fair value, and unrealized gains and losses on the debt security classified as available-for-sale as of December 31, 2022 and 2021 is summarized as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

	(In thousands)
December 31, 2022
MGM Investment	$40,000	$104,326	$(7,500)	$136,826
Total available-for-sale securities	$40,000	$104,326	$(7,500)	$136,826

December 31, 2021 (As Restated)
MGM Investment	$40,000	$73,800	$(1,200)	$112,600
Total available-for-sale securities	$40,000	$73,800	$(1,200)	$112,600

The available-for-sale debt security has no stated maturity date.

9. OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2022	2021
		(As Restated)
	(In thousands)
Deferred revenue	$11,831	$5,503
Reserve for audience deficiency	9,629	6,020
Other	6,870	6,537
Employment Agreement Award	2,675	3,966
Launch liability	2,500	—
Deferred barter revenue	1,635	1,271
Accrued national representative fees	947	457
Tenant allowance	117	180
Accrued miscellaneous taxes	79	213
Income taxes payable	37	283
	$36,320	$24,430

10. EMPLOYMENT AGREEMENT AWARD:

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement Award”) at fair value. The Company estimated the fair value of the award at December 31, 2022 and 2021, to be approximately $26.3 million and $28.2 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $2.1 million and $6.2 million for the years ended December 31, 2022 and 2021, respectively.

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

11. LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2022	2021

	(In thousands)
7.375% Senior Secured Notes due February 2028	$750,000	$825,000
PPP Loan	—	7,505
Total debt	750,000	832,505
Less: current portion of long-term debt	—	—
Less: original issue discount and issuance costs	11,000	13,889
Long-term debt, net	$739,000	$818,616

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

The Company used the net proceeds from the 2028 Notes Offering, together with cash on hand, to repay or redeem: (i) the 2017 Credit Facility; (ii) the 2018 Credit Facility; (iii) the MGM National Harbor Loan; (iv) the remaining amounts of our 7.375% Notes; and (v) our 8.75% Notes that were issued in the November 2020 Exchange Offer (all as defined below).  Upon settlement of the 2028 Notes Offering, the 2017 Credit Facility, the 2018 Credit Facility and the MGM National Harbor Loan were terminated and the indentures governing the 7.375% Notes and the 8.75% Notes were satisfied and discharged. There was a net loss on retirement of debt of approximately $6.9 million for the year ended December 31, 2021 associated with the issuance of the 2028 Notes.

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

The amount of deferred financing costs included in interest expense for all instruments, for the years ended December 31, 2022 and 2021, was approximately $2.0 million and $2.3 million, respectively. The Company’s effective interest rate was 7.84% for 2022 and was 7.96% for 2021.

During the year ended December 31, 2022, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 89.5% of par. The Company recorded a net gain on retirement of debt of approximately $6.7 million for the year ended December 31, 2022. On December 6, 2022, the Board of Directors authorized and approved a note repurchase program for up to $25 million of the currently outstanding 2028 Notes. The Company made additional repurchases of its 2028 Notes during the quarter ended March 31, 2023. See Note 18 – Subsequent Events of our consolidated financial statements for further details.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.

PPP Loan

On January 29, 2021, the Company submitted an application for participation in the second round of the Paycheck Protection Program loan program (“PPP”) and on June 1, 2021, the Company received proceeds of approximately $7.5 million. During the quarter ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income in the amount of approximately $7.6 million. Prior to being forgiven, the loan bore interest at a fixed rate of 1% per year was scheduled to mature June 1, 2026.

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

The premium paid to the bondholders in the amount of approximately $3.5 million was reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the obligation using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

The original issue discount was reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs was charged to interest expense for all periods presented.

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

At the Company’s election, the interest rate on borrowings under the 2016 ABL Facility was based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the 2016 ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the 2016 ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

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

In connection with the offering of the 2028 Notes, the Company entered into an amendment of its 2016 ABL Facility to facilitate the issuance of the 2028 Notes. The amendments to the 2016 ABL Facility, included, among other things, a consent to the issuance of the 2028 Notes, revisions to terms and exclusions of collateral and addition of certain subsidiaries as guarantors.

On February 19, 2021, the Company closed on an asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. On closing of the Current ABL Facility, the 2016 ABL Facility was terminated on February 19, 2021. As of December 31, 2022 and 2021, there is no balance outstanding on the Current ABL Facility.

At the Company’s election, the interest rate on borrowings under the Current ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the Current ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter. See Note 18 – Subsequent Events of our consolidated financial statements for further details.

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

All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company is in compliance as of December 31, 2022.

The Current ABL Facility matures on the earlier to occur of (a) the date that is five (5) years from the effective date of the Current ABL Facility, and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

The Current ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association. See Note 18 – Subsequent Events of our consolidated financial statements for further details.

Letter of Credit Facility

On February 24, 2015, the Company entered into a letter of credit reimbursement and security agreement providing for letter of credit capacity of up to $1.2 million. On October 8, 2019, the Company entered into an amendment to its letter of credit reimbursement and security agreement and extended the term to October 8, 2024. As of December 31, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of December 31, 2022, were as follows:

7.375% Senior
Secured Notes due
February 2028
(In thousands)
2023	$—
2024	—
2025	—
2026	—
2027	—
2028 and thereafter	750,000
Total debt	$750,000

12. INCOME TAXES:

A reconciliation of the statutory federal income taxes to the recorded provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2022	2021
		(As Restated)
	(In thousands)
Statutory federal tax expense	$11,905	$10,949
Effect of state taxes, net of federal benefit	3,308	2,062
Effect of state rate and tax law changes	747	(1,232)
Impairment of long-lived intangible assets	908	—
Non-deductible officer’s compensation	1,985	2,055
PPP loan income forgiveness	(1,591)	—
Change in valuation allowance	(234)	(13)
IRC Section 382 adjustments	(334)	(705)
NOL expirations	268	610
Uncertain tax positions	(495)	(777)
Other	254	85
Provision for income taxes	$16,721	$13,034

The statutory federal tax rate used for the years ended December 31, 2022 and 2021 is 21.0%. Major components of the effective tax rate for the years ended December 31, 2022 and 2021 are related to net operating loss limitations, net operating loss expirations, impairments of long-lived assets, limitation of officer's compensation under IRC Section 162(m), uncertain tax positions, state income taxes, and non-taxable PPP Loan income forgiveness for the year ended December 31, 2022.

On August 16, 2022, the Inflation Reduction Act was signed into law. The tax provisions included within the Inflation Reduction Act did not materially affect the Company’s consolidated financial statements in the current year.

The components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended
	December 31,
	2022	2021
		(As Restated)
	(In thousands)
Federal:
Current	$—	$—
Deferred	13,269	12,952
State:
Current	1,843	1,063
Deferred	1,609	(981)
Provision for income taxes	$16,721	$13,034

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

	As of December 31,
	2022	2021
		(As Restated)
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$2,149	$2,111
Accruals	304	465
Fixed assets	488	486
Stock-based compensation	328	163
Net operating loss carryforwards	88,813	109,343
Lease liability	8,901	10,022
Interest expense carryforward	23,788	20,380
Total deferred tax assets	124,771	142,970
Valuation allowance for deferred tax assets	(30)	(264)
Total deferred tax asset, net of valuation allowance	124,741	142,706

Deferred tax liabilities:
Intangible assets	(129,026)	(131,682)
Available-for-sale securities	(23,779)	(17,618)
Right of use asset	(8,123)	(8,924)
Partnership interests	(2,412)	(1,964)
Deferred financing costs	(958)	(1,196)
Other	(147)	(199)
Total deferred tax liabilities	(164,445)	(161,583)
Net deferred tax liability	$(39,704)	$(18,877)

As of December 31, 2022, the Company had pre-tax federal and state NOL carryforward amounts of approximately $525.5 million and $330.5 million, respectively.  The amount of the state NOLs may change if future apportionment factors differ from current factors. Additionally, the Company continues to assess potential tax strategies, which if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If we conclude that it is more likely than not that we will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. However, if these potential tax strategies do not meet the more likely than not threshold, the Company may claim these additional NOLs as unrecognized tax benefits. The federal and state NOLs expire in various years from 2023 to 2039.

As of December 31, 2022, the gross deferred tax assets of approximately $124.7 million were primarily the result of federal and state net operating losses and the IRC Section 163(j) interest expense carryforward. A valuation allowance of $30,000 and $264,000 was recorded against our gross deferred tax asset balance as of December 31, 2022 and 2021, respectively, and is related to state jurisdictions where it is not more likely than not the deferred tax assets will be realized.

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

In the assessment of all available evidence, an important piece of objective verifiable evidence is evaluating a cumulative income or loss position over the most recent three-year period. Historically, the Company has maintained a full valuation against the net deferred tax assets, principally due to a cumulative loss over the most recent three-year period. During the quarter ended December 31, 2018, the Company achieved three years of cumulative income, which removed the most heavily weighed piece of objective verifiable negative evidence from our evaluation of the realizability of deferred tax assets. The Company continues to maintain three years of rolling cumulative income as of December 31, 2022.

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

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021

	(In thousands)

Balance as of January 1	$1,315	$2,299
Additions for tax positions related to current years	—	—
Additions (deductions) for tax positions related to prior years	8	8
Deductions for tax positions as a result of the lapse of applicable statutes of limitation	(635)	(992)
Balance as of December 31	$688	$1,315

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state income tax positions that affect the amount of state NOLs available to be applied to reduce future state income tax liabilities. The unrecognized tax benefits liability accrued on our balance sheet increased by $8,000 and decreased by $635,000 and $992,000 during the years ended December 31, 2022 and 2021, respectively, primarily as a result of state NOL utilizations and expirations, and applicable tax rate changes. As of December 31, 2022, the Company had unrecognized tax benefits of $688,000, which if recognized, would impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. There is no material amount of interest and penalties recognized in the statement of operations and the balance sheet for the year ended December 31, 2022. The Company believes that it is reasonably possible that a decrease of up to $57,000 of unrecognized tax benefits related to state tax exposures may be necessary within the coming year.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2019 through 2022. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2018 through 2022. To the extent that net operating losses are utilized, the year of the loss may be subject to examination.

13. STOCKHOLDERS’ EQUITY:

On June 16, 2020, the Company’s Board of Directors authorized an amendment (the “Potential Amendment”) of Urban One's certificate of incorporation to effect a reverse stock split across all classes of common stock by a ratio of not less than one-for-two and not more than one-for-fifty at any time prior to December 31, 2021, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors in its discretion. The Company’s shareholders approved the Potential Amendment at the annual meeting of the shareholders June 16, 2020. The Company has not acted on the Potential Amendment but may do so in the future as the discretion of the Board of Directors.

In August 2020, the Company entered into an arrangement (the “2020 Open Market Sales Agreement”) to sell shares, from time to time, of its Class A common stock, par value $0.001 per share (the “Class A Shares”). During the year ended December 31, 2020, the Company issued 2,859,276 shares of its Class A Shares at a weighted average price of $5.39 for approximately $14.7 million of net proceeds after associated fees and expenses. In January 2021, the Company issued and sold an additional 1,465,826 shares for approximately $9.3 million of net proceeds after associated fees and expenses, which completed the 2020 Open Market Sales Agreement. Subsequently, in January 2021, the Company entered into an arrangement (the “2021 Open Market Sale Agreement”) to sell additional Class A Shares from time to time. During the three months ended March 31, 2021, the Company issued and sold 420,439 Class A Shares for approximately $2.8 million of net proceeds after associated fees and expenses. During the three months ended June 30, 2021, the Company issued and sold an additional 1,893,126 Class A Shares for approximately $21.2 million of net proceeds after associated fees and expenses, which completed its 2021 Open Market Sales Agreement.

On May 17, 2021, the Company entered into an Open Market Sale Agreement (the “Class D Sale Agreement”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”). On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million, that has since expired as of March 14, 2022. As of December 31, 2022, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

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

On March 7, 2022, the Board of Directors authorized and approved a share repurchase program for up to $25 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock over a period of 24 months. On December 6, 2022, the Board of Directors authorized and approved a share repurchase program for up to an additional $10 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock. During the year ended December 31, 2022, the Company repurchased 4,779,969 shares of Class D common stock in the amount of approximately $25.0 million at an average price of $5.24 per share. The Company did not repurchase any Shares of Class A common stock during the year ended December 31, 2022. As of December 31, 2022, the Company had approximately $10.0 million remaining under its most recent and open authorization with respect to its Class A and Class D common stock. During the year ended December 31, 2021, the Company did not repurchase any shares of Class A common stock and repurchased 6,715 shares of Class D common stock in the amount of $39,000 at an average price of $5.80 per share.

On September 27, 2022, the Compensation Committee authorized the repurchase up to $500,000 worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the year ended December 31, 2022, the Company repurchased 13,577 shares of Class D common stock in the amount of $57,000 at an average price of $4.23 per share. Giving effect to the repurchases, the Company has $443,000 remaining under its most recent and open authorization.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the Company’s 2009 Stock Plan and 2019 Equity and Performance Incentive Plan (both as defined below). This limited authority is used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2009 Stock Plan and the 2019 Equity and Performance Incentive Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the years ended December 31, 2022 and 2021, the Company executed Stock Vest Tax Repurchases of 344,702 shares of Class D Common Stock in the amount of approximately $1.5 million at an average price of $4.29 per share and 515,162 shares of Class D Common Stock in the amount of $931,000 at an average price of $1.81 per share, respectively.

Stock Option and Restricted Stock Grant Plan

The Company’s 2009 stock option and restricted stock plan (the “2009 Stock Plan”) was originally approved by the stockholders at the Company’s annual meeting on December 16, 2009. The Company had the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. Since its original approval, from time to time, the Board of Directors adopted and as required, our stockholders approved certain amendments to and restatement of the 2009 Stock Plan (the “Amended and Restated 2009 Stock Plan”). The amendments under the Amended and Restated 2009 Stock Plan primarily affected (i) the number of shares with respect to which options and restricted stock grants may be granted under the 2009 Stock Plan and (ii) the maximum number of shares that can be awarded to any individual in any one calendar year. In 2015, the Board of Directors adopted, and our stockholders approved an amendment that replenished the authorized plan shares, increasing the number of shares of Class D common stock available for grant back up to 8,250,000 shares. The new stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019. The Board of Directors adopted, and on May 21, 2019, our stockholders approved, the 2019 Equity and Performance Incentive Plan which was funded with

5,500,000 shares of Class D Common Stock. On June 23, 2021, the Company’s Board of Directors authorized an amendment of the Urban One 2019 Equity and Performance Incentive Plan to increase the number of shares available for grant and to provide the grant of Class A as well as Class D shares. The amendment was approved by the Company’s shareholders and added 5,519,575 shares of Class D Shares and added 2,000,000 Class A Shares. As of December 31, 2022, 3,656,278 shares of Class D common stock and 1,250,000 shares of Class A common stock were available for grant under the 2019 Equity and Performance Incentive Plan. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock.

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

Stock-based compensation expense for the years ended December 31, 2022 and 2021, was approximately $6.6 million and $565,000, respectively.

The Company granted a total of 884,061 stock options during the year ended December 31, 2022 and granted a total of 40,917 stock options during the year ended December 31, 2021. The per share weighted-average fair value of options granted during the years ended December 31, 2022 and 2021, was $2.82 and $2.77, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2022	2021

Average risk-free interest rate	2.79%	0.68%
Expected dividend yield	—%	—%
Expected lives	5.69 years	5.16 years
Expected volatility	79.92%	82.04%

Transactions and other information relating to stock options for the years December 31, 2022 and 2021 are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2020	4,018,991	$2.11	6.48	$41,000
Grants	40,917	4.32	—	—
Exercised	(229,756)	1.70	—	—
Forfeited/cancelled/expired/settled	(59,239)	1.27	—	—
Outstanding at December 31, 2021	3,770,913	$2.18	5.68	$4,659,601
Grants	884,061	4.22	—	—
Exercised	(60,240)	0.83	—	—
Forfeited/cancelled/expired/settled	—	—	—	—
Balance as of December 31, 2022	4,594,734	$2.59	5.72	$5,871,492
Vested and expected to vest at December 31, 2022	4,542,266	2.57	5.68	5,871,492
Unvested at December 31, 2022	465,798	4.23	9.74	—
Exercisable at December 31, 2022	4,128,936	2.40	5.24	5,871,492

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2022, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2022. This amount changes based on the fair market value of the Company’s stock.

There were 60,240 and 229,756 options exercised during the years ended December 31, 2022 and 2021, respectively. A total of 439,180 and 903,643 options vested during the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, approximately $1.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 16 months. The weighted-average fair value per share of shares underlying stock options was $1.66 at December 31, 2022.

The Company granted 1,357,687 and 101,057 restricted shares of Class D common stock during the years ended December 31, 2022 and 2021, respectively.

The Company granted 750,000 restricted shares of Class A common stock during the year ended December 31, 2022. The Company did not grant any restricted shares of Class A common stock during the year ended December 31, 2021.

On July 5, 2022, each of the Company’s four non-executive directors received 11,848 shares of restricted stock, valued at $50,000 based upon the closing price of the Company’s Class D common stock on the grant date. The shares vest in equal portions over two years. On July 6, 2021, each of the four non-executive directors received 9,671 shares of restricted stock, valued at $50,000 based upon the closing price of the Company’s Class D common stock on the grant date. The shares vest in equal portions over two years.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2022 and 2021 are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2020	1,723,561	$0.83
Grants	101,057	3.22
Vested	(1,748,562)	0.83
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2021	76,056	$3.90
Grants	1,357,687	4.27
Vested	(999,479)	4.25
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2022	434,264	$4.27

For awards of Class A common stock during the years ended December 31, 2022 and 2021, the Company granted 750,000 shares of restricted stock on September 27, 2022, at an average fair value at grant date of $5.39 per share. There were no shares that vested or were cancelled during the period. There were 750,000 unvested shares of restricted Class A common stock as of December 31, 2022 with an average fair value at grant date of $5.39.

Restricted stock grants for Class D shares were and are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2022, approximately $1.4 million of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over a weighted-average period of 13 months.

Restricted stock grants for Class A shares were and are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2022, approximately $3.6 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 24 months.

14. PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2022 and 2021.

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

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next nine years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. The future rentals under non-cancelable leases as of December 31, 2022, are shown below.

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

		Other
		Operating
	Operating	Contracts
	Lease	and
	Agreements	Agreements

	(In thousands)
Years ending December 31:
2023	$11,697	$77,445
2024	10,690	36,049
2025	6,834	26,164
2026	4,860	12,893
2027	3,417	3,834
2028 and thereafter	7,140	12,959
Total	$44,638	$169,344

Of the total amount of other operating contracts and agreements included in the table above, approximately $96.6 million has not been recorded on the balance sheet as of December 31, 2022, as it does not meet recognition criteria. Approximately $13.0 million relates to certain commitments for content agreements for our cable television segment, approximately $38.7 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.

Reach Media Redeemable Noncontrolling Interests

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media did not exercise their Put Right for the 30-day period ending January 31, 2023. Management, at this time, cannot reasonably determine the period when and if the put right will be exercised by the noncontrolling interest shareholders.

Letters of Credit

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of December 31, 2022, the Company had letters of credit totaling $871,000 under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

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

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the related activities and operations of our syndicated shows. The digital segment includes the results of our online business, including the operations of Interactive One, as well as the digital components of our other reportable segments. The cable television segment consists of the Company’s cable TV operation, including results of operations of TV One and CLEO TV. Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.”

Operating loss or income represents total revenues less operating expenses, depreciation and amortization, and impairment of long-lived assets. Intercompany revenue earned and expenses charged between segments are recorded at estimated fair value and eliminated in consolidation.

The accounting policies described in the summary of significant accounting policies in Note 3 – Summary of Significant Accounting Policies are applied consistently across the segments.

Detailed segment data for the years ended December 31, 2022 and 2021 is presented in the following table:

	Year Ended
	December 31,
	2022	2021
		(As Restated)
	(In thousands)
Net revenue:
Radio broadcasting	$156,678	$140,246
Reach Media	43,117	46,437
Digital	78,526	59,937
Cable television	209,871	197,003
All other - corporate/eliminations*	(3,588)	(3,338)
Consolidated	$484,604	$440,285

Operating Expenses (including stock-based compensation and excluding depreciation and amortization and impairment of long-lived assets):
Radio broadcasting	$108,952	$98,250
Reach Media	28,244	32,911
Digital	56,760	42,698
Cable television	105,420	101,872
All other - corporate/eliminations	39,824	36,722
Consolidated	$339,200	$312,453

Depreciation and Amortization:
Radio broadcasting	$3,411	$3,135
Reach Media	188	208
Digital	1,323	1,264
Cable television	3,847	3,738
All other - corporate/eliminations	1,265	944
Consolidated	$10,034	$9,289

Impairment of Long-Lived Assets:
Radio broadcasting	$40,683	$2,104
Reach Media	—	—
Digital	—	—
Cable television	—	—
All other - corporate/eliminations	—	—
Consolidated	$40,683	$2,104

Operating income (loss):
Radio broadcasting	$3,632	$36,757
Reach Media	14,685	13,318
Digital	20,443	15,975
Cable television	100,604	91,393
All other - corporate/eliminations	(44,677)	(41,004)
Consolidated	$94,687	$116,439

* Intercompany revenue included in net revenue above is as follows:
Radio broadcasting	$(3,588)	$(3,338)

Capital expenditures by segment are as follows:
Radio broadcasting	$3,750	$2,826
Reach Media	269	160
Digital	1,245	1,354
Cable television	639	385
All other - corporate/eliminations	1,695	1,561
Consolidated (a)	$7,598	$6,286

(a) Consolidated amount includes $835,000 related to acquisition of property, plant and equipment that is reflected in the Acquisition of broadcasting assets amount of $25.0 million in the Consolidated Statements of Cash Flows.

	As of
	December 31,	December 31,
	2022	2021
		(As Restated)
	(In thousands)
Total assets:
Radio broadcasting	$606,199	$623,265
Reach Media	49,164	33,451
Digital	35,888	32,915
Cable television	414,697	367,896
All other - corporate/eliminations	232,539	271,498
Consolidated	$1,338,487	$1,329,025

17. QUARTERLY FINANCIAL DATA (UNAUDITED AND RESTATED):

The Company is providing restated quarterly and year-to-date unaudited consolidated financial statements for all quarters in 2021 and for the quarters ended March 31, June 30, and September 30, 2022. See Note 2 - Restatement of Financial Statements of our consolidated financial statements for further background concerning the events preceding the restatement of financial information in this Form 10-K.

Consolidated Balance Sheets

	As of March 31, 2022 (unaudited)				As of June 30, 2022 (unaudited)				As of September 30, 2022 (unaudited)
	As Previously		Other		As Previously		Other		As Previously		Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
ASSETS
CURRENT ASSETS:
Trade accounts receivable, net of allowance for doubtful accounts of $8,747, $8,314, and $7,925, respectively	$113,687	$—	$425	$114,112	$123,998	$—	$352	$124,350	$127,301	$—	$365	$127,666
Other current assets	8,397	—	(1,263)	7,134	8,037	—	(1,263)	6,774	8,939	—	(1,263)	7,676
Total current assets	326,143	—	(838)	325,305	311,061	—	(911)	310,150	287,088	—	(898)	286,190
RIGHT OF USE ASSETS	36,302	—	(101)	36,201	34,149	—	(114)	34,035	34,258	—	(127)	34,131
RADIO BROADCASTING LICENSES	505,148	—	(3,728)	501,420	489,340	—	(1,700)	487,640	498,532	—	(2,700)	495,832
OTHER INTANGIBLE ASSETS, net	63,727	—	(2,163)	61,564	61,508	—	(2,086)	59,422	59,376	—	(2,009)	57,367
DEBT SECURITIES - available-for-sale, at fair value; amortized cost of $40,000	—	123,000	—	123,000	—	123,100	—	123,100	—	115,600	—	115,600
OTHER ASSETS	44,026	(40,000)	2,259	6,285	44,463	(40,000)	2,195	6,658	44,303	(40,000)	2,131	6,434
Total assets	$1,284,635	$83,000	$(4,571)	$1,363,064	$1,254,764	$83,100	$(2,616)	$1,335,248	$1,250,696	$75,600	$(3,603)	$1,322,693
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,997	$—	$2,309	$14,306	$14,819	$—	2,115	$16,934	$14,318	$—	1,958	$16,276
Other current liabilities	35,660	—	(1,884)	33,776	31,345	—	(1,763)	29,582	40,217	—	(1,593)	38,624
Total current liabilities	99,737	—	425	100,162	109,645	—	352	109,997	112,634	—	365	112,999
DEFERRED TAX LIABILITIES, net	8,059	19,987	(1,203)	26,843	11,070	20,012	(714)	30,368	13,984	18,259	(959)	31,284
Total liabilities	996,316	19,987	(778)	1,015,525	976,513	20,012	(362)	996,163	964,680	18,259	(594)	982,345
REDEEMABLE NONCONTROLLING INTERESTS	17,755	—	2,472	20,227	18,690	—	1,744	20,434	19,964	—	2,363	22,327
STOCKHOLDERS’ EQUITY:
Accumulated other comprehensive income	—	62,846	—	62,846	—	62,921	—	62,921	—	57,225	—	57,225
Additional paid-in capital	1,020,711	—	(2,472)	1,018,239	994,678	—	(1,744)	992,934	996,954	—	(2,363)	994,591
Accumulated deficit	(750,198)	167	(3,793)	(753,824)	(735,164)	167	(2,254)	(737,251)	(730,951)	116	(3,009)	(733,844)
Total stockholders’ equity	270,564	63,013	(6,265)	327,312	259,561	63,088	(3,998)	318,651	266,052	57,341	(5,372)	318,021
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,284,635	$83,000	$(4,571)	$1,363,064	$1,254,764	$83,100	$(2,616)	$1,335,248	$1,250,696	$75,600	$(3,603)	$1,322,693

	As of March 31, 2021 (unaudited)				As of June 30, 2021 (unaudited)				As of September 30, 2021 (unaudited)
	As Previously		Other		As Previously		Other		As Previously		Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
ASSETS
CURRENT ASSETS:
Trade accounts receivable, net of allowance for doubtful accounts of $7,954, $7,307, and $7,937, respectively	$94,633	$—	$281	$94,914	$103,902	$—	$158	$104,060	$114,045	$—	$311	$114,356
Other current assets	4,639	—	(1,263)	3,376	4,260	—	(1,263)	2,997	4,423	—	(1,263)	3,160
Total current assets	203,893	—	(982)	202,911	279,735	—	(1,105)	278,630	271,594	—	(952)	270,642
RIGHT OF USE ASSETS	40,421	—	(49)	40,372	42,202	—	(62)	42,140	39,556	—	(75)	39,481
RADIO BROADCASTING LICENSES	484,066	—	(1,624)	482,442	505,148	—	(1,624)	503,524	505,148	—	(1,624)	503,524
OTHER INTANGIBLE ASSETS, net	54,375	—	(2,387)	51,988	53,059	—	(2,315)	50,744	51,821	—	(2,313)	49,508
DEFERRED TAX ASSETS, net	10,051	(10,051)	—	—	3,933	(3,933)	—	—	—	—	—	—
DEBT SECURITIES - available-for-sale, at fair value; amortized cost of $40,000	—	101,900	—	101,900	—	106,400	—	106,400	—	110,800	—	110,800
OTHER ASSETS	43,092	(40,000)	2,431	5,523	43,211	(40,000)	2,372	5,583	62,958	(40,000)	2,383	25,341
Total assets	$1,168,751	$51,849	$(2,611)	$1,217,989	$1,239,542	$62,467	$(2,734)	$1,299,275	$1,237,537	$70,800	$(2,581)	$1,305,756
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,037	$—	$2,128	$11,165	$12,523	$—	2,067	$14,590	$14,623	$—	2,033	$16,656
Other current liabilities	25,022	—	(1,847)	23,175	24,137	—	(1,909)	22,228	29,334	—	(1,722)	27,612
Total current liabilities	77,973	—	281	78,254	99,157	—	158	99,315	87,985	—	311	88,296
DEFERRED TAX LIABILITIES, net	—	5,002	(703)	4,299	—	12,493	(715)	11,778	2,325	17,505	(715)	19,115
Total liabilities	957,185	5,002	(422)	961,765	987,887	12,493	(557)	999,823	972,367	17,505	(404)	989,468
REDEEMABLE NONCONTROLLING INTERESTS	12,735	—	1,789	14,524	15,192	—	2,457	17,649	17,017	—	2,311	19,328
STOCKHOLDERS’ EQUITY:
Accumulated other comprehensive income	—	46,847	—	46,847	—	50,239	—	50,239	—	53,551	—	53,551
Additional paid-in capital	1,003,694	—	(1,789)	1,001,905	1,023,458	—	(2,457)	1,021,001	1,021,272	—	(2,311)	1,018,961
Accumulated deficit	(804,912)	—	(2,189)	(807,101)	(787,046)	(265)	(2,177)	(789,488)	(773,170)	(256)	(2,177)	(775,603)
Total stockholders’ equity	198,831	46,847	(3,978)	241,700	236,463	49,974	(4,634)	281,803	248,153	53,295	(4,488)	296,960
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,168,751	$51,849	$(2,611)	$1,217,989	$1,239,542	$62,467	$(2,734)	$1,299,275	$1,237,537	$70,800	$(2,581)	$1,305,756

Quarterly Consolidated Statements of Operations

	Three Months Ended March 31, 2022 (unaudited)				Three Months Ended June 30, 2022 (unaudited)				Three Months Ended September 30, 2022 (unaudited)
	As				As				As
	Previously		Other	As	Previously		Other	As	Previously		Other	As
	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated

	(In thousands, except share data)
NET REVENUE	$112,349	$—	$(218)	$112,131	$118,810	$—	$(153)	$118,657	$121,403	$—	$(153)	$121,250
OPERATING EXPENSES:
Selling, general and administrative, including stock-based compensation of $0, $0, and $5, respectively	35,428	—	(218)	35,210	35,346	—	(153)	35,193	41,076	—	(153)	40,923
Impairment of long-lived assets	—	—	—	$—	16,933	—	(2,028)	14,905	14,450	—	1,000	15,450
Total operating expenses	75,811	—	(218)	75,593	94,975	—	(2,181)	92,794	102,429	—	847	103,276
Operating income (loss)	36,538	—	—	36,538	23,835	—	2,028	25,863	18,974	—	(1,000)	17,974
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	22,656	—	—	22,656	19,529	—	2,028	21,557	7,937	—	(1,000)	6,937
PROVISION FOR (BENEFIT FROM) INCOME TAXES	5,586	(134)	10	5,462	3,725	—	489	4,214	3,364	51	(245)	3,170
NET INCOME (LOSS)	17,070	134	(10)	17,194	15,804	—	1,539	17,343	4,573	(51)	(755)	3,767
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,369	$134	$(10)	$16,493	$15,034	$—	$1,539	$16,573	$4,213	$(51)	$(755)	$3,407
BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.32	$—	$—	$0.32	$0.30	$—	$0.03	$0.33	$0.09	$—	$(0.02)	$0.07
DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.30	$—	$—	$0.30	$0.28	$—	$0.03	$0.31	$0.08	$—	$(0.02)	$0.06

	Three Months Ended March 31, 2021 (unaudited)				Three Months Ended June 30, 2021 (unaudited)				Three Months Ended September 30, 2021 (unaudited)				Three Months Ended December 31, 2021 (unaudited)
	As				As				As				As
	Previously		Other	As	Previously		Other	As	Previously		Other	As	Previously		Other	As
	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated

	(In thousands, except share data)
NET REVENUE	$91,440	$—	$(229)	$91,211	$107,593	$—	$(228)	$107,365	$111,463	$—	$(229)	$111,234	$130,966	$—	$(491)	$130,475
OPERATING EXPENSES:
Selling, general and administrative, including stock-based compensation of $31, $0, $0, and $0, respectively	29,987	—	(229)	29,758	31,510	—	(228)	31,282	33,102	—	(229)	32,873	48,588	—	(491)	48,097
Impairment of long-lived assets	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,104	2,104
Total operating expenses	67,683	—	(229)	67,454	69,673	—	(228)	69,445	76,988	—	(229)	76,759	108,575	—	1,613	110,188
Operating income (loss)	23,757	—	—	23,757	37,920	—	—	37,920	34,475	—	—	34,475	22,391	—	(2,104)	20,287
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	451	—	—	451	24,597	—	—	24,597	20,712	—	—	20,712	8,484	—	(2,104)	6,380
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(10)	—	—	(10)	6,119	265	(12)	6,372	6,257	(9)	—	6,248	1,211	(289)	(498)	424
NET INCOME (LOSS)	461	—	—	461	18,478	(265)	12	18,225	14,455	9	—	14,464	7,273	289	(1,606)	5,956
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7	$—	$—	$7	$17,866	$(265)	$12	$17,613	$13,876	$9	$—	$13,885	$6,603	$289	$(1,606)	$5,286
BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.00	$—	$—	$0.00	$0.36	$(0.01)	$—	$0.35	$0.27	$—	$—	$0.27	$0.13	$0.01	$(0.03)	$0.11
DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.00	$—	$—	$0.00	$0.33	$—	$—	$0.33	$0.25	$—	$—	$0.25	$0.12	$0.01	$(0.03)	$0.10

Year to Date Consolidated Statements of Operations

	Six Months Ended June 30, 2022 (unaudited)				Nine Months Ended September 30, 2022 (unaudited)
	As Previously Reported	Adjustments	Other Adjustments	As Restated	As Previously Reported	Adjustments	Other Adjustments	As Restated

	(In thousands, except share data)
NET REVENUE	$231,159	$—	$(371)	$230,788	$352,562	$—	$(524)	$352,038
OPERATING EXPENSES:
Selling, general and administrative, including stock-based compensation of $0 and $5, respectively	70,774	—	(371)	70,403	111,850	—	(524)	111,326
Impairment of long-lived assets	16,933	—	(2,028)	14,905	31,383	—	(1,028)	30,355
Total operating expenses	170,786	—	(2,399)	168,387	273,215	—	(1,552)	271,663
Operating income	60,373	—	2,028	62,401	79,347	—	1,028	80,375
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	42,185	—	2,028	44,213	50,122	—	1,028	51,150
PROVISION FOR (BENEFIT FROM) INCOME TAXES	9,311	(134)	499	9,676	12,675	(83)	254	12,846
NET INCOME	32,874	134	1,529	34,537	37,447	83	774	38,304
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$31,403	$134	$1,529	$33,066	$35,616	$83	$774	$36,473
BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.62	$—	$0.03	$0.65	$0.72	$—	$0.02	$0.74
DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.57	$—	$0.03	$0.60	$0.67	$—	$0.01	$0.68

	Six Months Ended June 30, 2021 (unaudited)				Nine Months Ended September 30, 2021 (unaudited)
	As Previously Reported	Adjustments	Other Adjustments	As Restated	As Previously Reported	Adjustments	Other Adjustments	As Restated

	(In thousands, except share data)
NET REVENUE	$199,033	$—	$(457)	$198,576	$310,496	$—	$(686)	$309,810
OPERATING EXPENSES:
Selling, general and administrative, including stock-based compensation of $31 and $31, respectively	61,497	—	(457)	61,040	94,599	—	(686)	93,913
Total operating expenses	137,356	—	(457)	136,899	214,344	—	(686)	213,658
PROVISION FOR (BENEFIT FROM) INCOME TAXES	6,109	265	(12)	6,362	12,366	256	(12)	12,610
NET INCOME (LOSS)	18,939	(265)	12	18,686	33,394	(256)	12	33,150
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,873	$(265)	$12	$17,620	$31,749	$(256)	$12	$31,505
BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.36	$(0.01)	$—	$0.35	$0.64	$(0.01)	$—	$0.63

Quarterly Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2022 (unaudited)				Three Months Ended June 30, 2022 (unaudited)				Three Months Ended September 30, 2022 (unaudited)
	As Previously		Other		As Previously		Other		As Previously		Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized gain (loss) on available-for-sale securities	$—	$10,400	$—	$10,400	$—	$100	$—	$100	$—	$(7,500)	$—	$(7,500)
Income tax (expense) benefit related to unrealized gain (loss) on available-for-sale securities	—	(2,504)	—	(2,504)	—	(25)	—	(25)	—	1,804	—	1,804
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	—	7,896	—	7,896	—	75	—	75	—	(5,696)	—	(5,696)
COMPREHENSIVE INCOME (LOSS)	$17,070	$8,030	$(10)	$25,090	$15,804	$75	$1,539	$17,418	$4,573	$(5,747)	$(755)	$(1,929)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,369	$8,030	$(10)	$24,389	$15,034	$75	$1,539	$16,648	$4,213	$(5,747)	$(755)	$(2,289)

	Three Months Ended March 31,				Three Months Ended June 30,				Three Months Ended September 30,				Three Months Ended December 31,
	2021 (unaudited)				2021 (unaudited)				2021 (unaudited)				2021 (unaudited)
	As				As				As				As
	Previously		Other	As	Previously		Other	As	Previously		Other	As	Previously		Other	As
	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated

	(In thousands)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Unrealized gain (loss) on available-for-sale securities	$—	$(1,200)	$—	$(1,200)	$—	$4,500	$—	$4,500	$—	$4,400	$—	$4,400	$—	$1,800	$—	$1,800
Income tax (expense) benefit related to unrealized gain (loss) on available-for-sale securities	—	292	—	292	—	(1,108)	—	(1,108)	—	(1,088)	—	(1,088)	—	(401)	—	(401)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	—	(908)	—	(908)	—	3,392	—	3,392	—	3,312	—	3,312	—	1,399	—	1,399
COMPREHENSIVE INCOME (LOSS)	461	(908)	—	(447)	$18,478	$3,127	$12	$21,617	$14,455	$3,321	$—	$17,776	$7,273	$1,688	$(1,606)	$7,355
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7	$(908)	$—	$(901)	$17,866	$3,127	$12	$21,005	$13,876	$3,321	$—	$17,197	$6,603	$1,688	$(1,606)	$6,685

Year to Date Consolidated Statements of Comprehensive Income

	Six Months Ended June 30, 2022 (unaudited)				Nine Months Ended September 30, 2022 (unaudited)
	As Previously		Other		As Previously		Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized gain on available-for-sale securities	$—	$10,500	$—	$10,500	$—	$3,000	$—	$3,000
Income tax expense related to unrealized gain on available-for-sale securities	—	(2,529)	—	(2,529)	—	(725)	—	(725)
OTHER COMPREHENSIVE INCOME, NET OF TAX	—	7,971	—	7,971	—	2,275	—	2,275
COMPREHENSIVE INCOME	$32,874	$8,105	$1,529	$42,508	$37,447	$2,358	$774	$40,579
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$31,403	$8,105	$1,529	$41,037	$35,616	$2,358	$774	$38,748

	Six Months Ended June 30, 2021 (unaudited)				Nine Months Ended September 30, 2021 (unaudited)
	As Previously		Other		As Previously		Other
	Reported	Adjustments	Adjustments	As Restated	Reported	Adjustments	Adjustments	As Restated

	(In thousands)
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Unrealized gain on available-for-sale securities	$—	$3,300	$—	$3,300	$—	$7,700	$—	$7,700
Income tax expense related to unrealized gain on available-for-sale securities	—	(816)	—	(816)	—	(1,904)	—	(1,904)
OTHER COMPREHENSIVE INCOME, NET OF TAX	—	2,484	—	2,484	—	5,796	—	5,796
COMPREHENSIVE INCOME	$18,939	$2,219	$12	$21,170	$33,394	$5,540	$12	$38,946
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$17,873	$2,219	$12	$20,104	$31,749	$5,540	$12	$37,301

Consolidated Statements of Changes in Stockholders’ Equity

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Total
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

For the three months ended March 31, 2022	(In thousands, except share data)
As Previously Reported
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$—	$1,020,636	$(766,567)	$254,120
Net income	—	—	—	—	—	—	—	16,369	16,369
Stock-based compensation expense	—	—	—	—	—	—	124	—	124
Repurchase of 2,649 shares of Class D common stock	—	—	—	—	—	—	(10)	—	(10)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(39)	—	(39)
BALANCE, as of March 31, 2022	$—	$9	$3	$2	$37	$—	$1,020,711	$(750,198)	$270,564

Adjustments and Other Adjustments
BALANCE, as of December 31, 2021	—	—	—	—	—	54,950	(1,640)	(3,750)	49,560
Net income	—	—	—	—	—	—	—	124	124
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(832)	—	(832)
Other comprehensive income, net of tax	—	—	—	—	—	7,896	—	—	7,896
Total Adjustments March 31, 2022	$—	$—	$—	$—	$—	$62,846	$(2,472)	$(3,626)	$56,748

As Restated
BALANCE, as of December 31, 2021 (Restated)	—	9	3	2	37	54,950	1,018,996	(770,317)	303,680
Net income	—	—	—	—	—	—	—	16,493	16,493
Stock-based compensation expense	—	—	—	—	—	—	124	—	124
Repurchase of 2,649 shares of Class D common stock	—	—	—	—	—	—	(10)	—	(10)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(871)	—	(871)
Other comprehensive income, net of tax	—	—	—	—	—	7,896	—	—	7,896
BALANCE, as of March 31, 2022 (Restated)	$—	$9	$3	$2	$37	$62,846	$1,018,239	$(753,824)	$327,312

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Total
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

For the six months ended June 30, 2022	(In thousands, except share data)
As Previously Reported
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$—	$1,020,636	$(766,567)	$254,120
Net income	—	—	—	—	—	—	—	31,403	31,403
Stock-based compensation expense	—	—	—	—	—	—	460	—	460
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(24,665)	—	(24,669)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,803)	—	(1,803)
BALANCE, as of June 30, 2022	$—	$9	$3	$2	$33	$—	$994,678	$(735,164)	$259,561

Adjustments and Other Adjustments
BALANCE, as of December 31, 2021	—	—	—	—	—	54,950	(1,640)	(3,750)	49,560
Net income	—	—	—	—	—	—	—	1,663	1,663
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(104)	—	(104)
Other comprehensive income, net of tax	—	—	—	—	—	7,971	—	—	7,971
Total Adjustments June 30, 2022	$—	$—	$—	$—	$—	$62,921	$(1,744)	$(2,087)	$59,090

As Restated
BALANCE, as of December 31, 2021 (Restated)	—	9	3	2	37	54,950	1,018,996	(770,317)	303,680
Net income	—	—	—	—	—	—	—	33,066	33,066
Stock-based compensation expense	—	—	—	—	—	—	460	—	460
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(24,665)	—	(24,669)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,907)	—	(1,907)
Other comprehensive income, net of tax	—	—	—	—	—	7,971	—	—	7,971
BALANCE, as of June 30, 2022 (Restated)	$—	$9	$3	$2	$33	$62,921	$992,934	$(737,251)	$318,651

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Total
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

For the nine months ended September 30, 2022	(In thousands, except share data)
As Previously Reported
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$—	$1,020,636	$(766,567)	$254,120
Net income	—	—	—	—	—	—	—	35,616	35,616
Stock-based compensation expense	—	1	—	—	1	—	5,467	—	5,469
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(26,482)	—	(26,486)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(2,717)	—	(2,717)
BALANCE, as of September 31, 2022	$—	$10	$3	$2	$34	$—	$996,954	$(730,951)	$266,052

Adjustments and Other Adjustments
BALANCE, as of December 31, 2021	—	—	—	—	—	54,950	(1,640)	(3,750)	49,560
Net income	—	—	—	—	—	—	—	857	857
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(723)	—	(723)
Other comprehensive income, net of tax	—	—	—	—	—	2,275	—	—	2,275
Total Adjustments September 31, 2022	$—	$—	$—	$—	$—	$57,225	$(2,363)	$(2,893)	$51,969

As Restated
BALANCE, as of December 31, 2021 (Restated)	—	9	3	2	37	54,950	1,018,996	(770,317)	303,680
Net income	—	—	—	—	—	—	—	36,473	36,473
Stock-based compensation expense	—	1	—	—	1	—	5,467	—	5,469
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(26,482)	—	(26,486)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(3,440)	—	(3,440)
Other comprehensive income, net of tax	—	—	—	—	—	2,275	—	—	2,275
BALANCE, as of September 31, 2022 (Restated)	$—	$10	$3	$2	$34	$57,225	$994,591	$(733,844)	$318,021

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Total
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

For the three months ended March 31, 2021	(In thousands, except share data)
As Previously Reported
BALANCE, as of December 31, 2020	$—	$4	$3	$3	$38	$—	$991,769	$(804,919)	$186,898
Net income	—	—	—	—	—	—	—	7	7
Repurchase of 495,296 shares of Class D common stock	—	—	—	—	(1)	—	(871)	—	(872)
Issuance of 1,886,265 shares of Class A common stock	—	2	—	—	—	—	12,123	—	12,125
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	420	—	420
Stock-based compensation expense	—	—	—	—	—	—	253	—	253
BALANCE, as of March 31, 2021	$—	$6	$3	$3	$37	$—	$1,003,694	$(804,912)	$198,831

Adjustments and Other Adjustments
BALANCE, as of December 31, 2020	—	—	—	—	—	47,755	(1,241)	(2,189)	44,325
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(548)	—	(548)
Other comprehensive loss, net of tax	—	—	—	—	—	(908)	—	—	(908)
Total Adjustments March 31, 2021	$—	$—	$—	$—	$—	$46,847	$(1,789)	$(2,189)	$42,869

As Restated
BALANCE, as of December 31, 2020 (Restated)	—	4	3	3	38	47,755	990,528	(807,108)	231,223
Net income	—	—	—	—	—	—	—	7	7
Repurchase of 495,296 shares of Class D common stock	—	—	—	—	(1)	—	(871)	—	(872)
Issuance of 1,886,265 shares of Class A common stock	—	2	—	—	—	—	12,123	—	12,125
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(128)	—	(128)
Stock-based compensation expense	—	—	—	—	—	—	253	—	253
Other comprehensive loss, net of tax	—	—	—	—	—	(908)	—	—	(908)
BALANCE, as of March 31, 2021 (Restated)	$—	$6	$3	$3	$37	$46,847	$1,001,905	$(807,101)	$241,700

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Total
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

For the six months ended June 30, 2021	(In thousands, except share data)
As Previously Reported
BALANCE, as of December 31, 2020	$—	$4	$3	$3	$38	$—	$991,769	$(804,919)	$186,898
Net income	—	—	—	—	—	—	—	17,873	17,873
Repurchase of 509,347 shares of Class D common stock	—	—	—	—	(1)	—	(904)	—	(905)
Issuance of 3,779,391 shares of Class A common stock	—	4	—	—	—	—	33,278	—	33,282
Exercise of options for 197,256 shares of Class D common stock	—	—	—	—	—	—	315	—	315
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,425)	—	(1,425)
Stock-based compensation expense	—	—	—	—	—	—	425	—	425
BALANCE, as of June 30, 2021	$—	$8	$3	$3	$37	$—	$1,023,458	$(787,046)	$236,463

Adjustments and Other Adjustments
BALANCE, as of December 31, 2020	—	—	—	—	—	47,755	(1,241)	(2,189)	44,325
Net income	—	—	—	—	—	—	—	(253)	(253)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,216)	—	(1,216)
Other comprehensive income, net of tax	—	—	—	—	—	2,484	—	—	2,484
Total Adjustments June 30, 2021	$—	$—	$—	$—	$—	$50,239	$(2,457)	$(2,442)	$45,340

As Restated
BALANCE, as of December 31, 2020 (Restated)	—	4	3	3	38	47,755	990,528	(807,108)	231,223
Net income	—	—	—	—	—	—	—	17,620	17,620
Repurchase of 509,347 shares of Class D common stock	—	—	—	—	(1)	—	(904)	—	(905)
Issuance of 3,779,391 shares of Class A common stock	—	4	—	—	—	—	33,278	—	33,282
Exercise of options for 197,256 shares of Class D common stock	—	—	—	—	—	—	315	—	315
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(2,641)	—	(2,641)
Stock-based compensation expense	—	—	—	—	—	—	425	—	425
Other comprehensive income, net of tax	—	—	—	—	—	2,484	—	—	2,484
BALANCE, as of June 30, 2021 (Restated)	$—	$8	$3	$3	$37	$50,239	$1,021,001	$(789,488)	$281,803

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Total
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

For the nine months ended September 30, 2021	(In thousands, except share data)
As Previously Reported
BALANCE, as of December 31, 2020	$—	$4	$3	$3	$38	$—	$991,769	$(804,919)	$186,898
Net income	—	—	—	—	—	—	—	31,749	31,749
Repurchase of 519,347 shares of Class D common stock	—	—	—	—	(1)	—	(943)	—	(944)
Issuance of 3,779,391 shares of Class A common stock	—	4	—	—	—	—	33,273	—	33,277
Exercise of options for 219,756 shares of Class D common stock	—	—	—	—	—	—	366	—	366
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(3,671)	—	(3,671)
Stock-based compensation expense	—	—	—	—	—	—	478	—	478
BALANCE, as of September 30, 2021	$—	$8	$3	$3	$37	$—	$1,021,272	$(773,170)	$248,153

Adjustments and Other Adjustments
BALANCE, as of December 31, 2020	—	—	—	—	—	47,755	(1,241)	(2,189)	44,325
Net income	—	—	—	—	—	—	—	(244)	(244)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,070)	—	(1,070)
Other comprehensive income, net of tax	—	—	—	—	—	5,796	—	—	5,796
Total Adjustments September 30, 2021	$—	$—	$—	$—	$—	$53,551	$(2,311)	$(2,433)	$48,807

As Restated
BALANCE, as of December 31, 2020 (Restated)	—	4	3	3	38	47,755	990,528	(807,108)	231,223
Net income	—	—	—	—	—	—	—	31,505	31,505
Repurchase of 519,347 shares of Class D common stock	—	—	—	—	(1)	—	(943)	—	(944)
Issuance of 3,779,391 shares of Class A common stock	—	4	—	—	—	—	33,273	—	33,277
Exercise of options for 219,756 shares of Class D common stock	—	—	—	—	—	—	366	—	366
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(4,741)	—	(4,741)
Stock-based compensation expense	—	—	—	—	—	—	478	—	478
Other comprehensive income, net of tax	—	—	—	—	—	5,796	—	—	5,796
BALANCE, as of September 30, 2021 (Restated)	$—	$8	$3	$3	$37	$53,551	$1,018,961	$(775,603)	$296,960

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022 (unaudited)				Six Months Ended June 30, 2022 (unaudited)				Nine Months Ended September 31, 2022 (unaudited)
	As				As				As
	Previously		Other	As	Previously		Other	As	Previously		Other	As
	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,070	$134	$(10)	$17,194	$32,874	$134	$1,529	$34,537	$37,447	$83	$774	$38,304
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	5,586	(134)	10	5,462	8,597	(134)	499	8,962	11,511	(83)	254	11,682
Non-cash lease liability expense	1,043	—	(1,043)	—	2,038	—	(2,038)	—	2,994	—	(2,994)	—
Impairment of goodwill and broadcasting licenses	—	—	—	—	16,933	—	(2,028)	14,905	31,383	—	(1,028)	30,355
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	13,448	—	(112)	13,336	3,483	—	(39)	3,444	208	—	(52)	156
Accounts payable	(2,591)	—	5	(2,586)	231	—	(189)	42	(270)	—	(346)	(616)
Other liabilities	(4,641)	—	1,150	(3,491)	(7,283)	—	2,266	(5,017)	(75)	—	3,392	3,317
Net cash flows provided by operating activities	15,734	—	—	15,734	43,624	—	—	43,624	54,067	—	—	54,067
NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Adjustment of redeemable noncontrolling interests to estimated redemption value	$39	$—	$832	$871	$1,803	$—	$104	$1,907	$2,717	$—	$723	$3,440

	Three Months Ended March 31, 2021 (unaudited)				Six Months Ended June 30, 2021 (unaudited)				Nine Months Ended September 31, 2021 (unaudited)
	As				As				As
	Previously		Other	As	Previously		Other	As	Previously		Other	As
	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$461	$—	$—	$461	$18,939	$(265)	$12	$18,686	$33,394	$(256)	$12	$33,150
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income taxes	(10)	—	—	(10)	6,108	265	(12)	6,361	12,366	256	(12)	12,610
Non-cash lease liability expense	1,154	—	(1,154)	—	2,066	—	(2,066)	—	3,299	—	(3,299)	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	11,380	—	(41)	11,339	2,260	—	82	2,342	(8,574)	—	(71)	(8,645)
Accounts payable	(2,098)	—	(23)	(2,121)	1,388	—	(84)	1,304	3,488	—	(118)	3,370
Other liabilities	(2,050)	—	1,218	(832)	235	—	2,068	2,303	1,975	—	3,488	5,463
Net cash flows provided by operating activities	14,293	—	—	14,293	51,492	—	—	51,492	36,264	—	—	36,264
NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Adjustment of redeemable noncontrolling interests to estimated redemption value	$(420)	$—	$548	$128	$1,425	$—	$1,216	$2,641	$3,671	$—	$1,070	$4,741

18. SUBSEQUENT EVENTS:

Since January 1, 2023, and through the date of this filing, the Company repurchased 824 shares of Class D common stock in the amount of $3,000 at an average price of $3.99 per share.

Since January 1, 2023, and through the date of this filing, the Company executed Stock Vest Tax Repurchases of 249,550 shares of Class D common stock for approximately $1.3 million at an average price of $5.17 per share.

Since January 1, 2023, and through the date of this filing, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par.

Since January 1, 2023, and through the date of this filing, the Compensation Committee awarded certain executive officers and management personnel 727,215 restricted shares of the Company’s Class D common stock, and stock options to purchase 429,427 shares of the Company’s Class D common stock.  Of these awards, 672,603 restricted shares of the Company’s Class D common stock and stock options to purchase 405,139 shares of the Company’s Class D common stock immediately vested upon grant. In connection with the vesting of these awards, the Company withheld a total of 220,912 shares to settle the recipients’ tax obligations.

On March 8, 2023, ROEH issued a Put Notice with respect to its Put Interest in MGMNH. Upon issuance of the Put Notice, no later than thirty (30) days following receipt, MGMNH is required to repurchase the Put Interest for cash.  On April 21 2023, ROEH closed on the sale of the Put Interest. The Company received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price. During the quarter ended March 31, 2023, the Company received $8.8 million representing the Company’s annual distribution from MGMNH with respect to fiscal year 2022.

On April 30, 2023, the Company entered into a waiver and amendment (the “Waiver and Amendment”) to the Current ABL Facility, dated as of February 19, 2021 (as amended by the Waiver and Amendment, the “Amended Current ABL Facility”), with the Company, the Company’s subsidiaries guarantors, Bank of America, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto. The Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver the Annual Financial Deliverables for the Fiscal Year ended December 31, 2022 as required under the Current ABL Facility (the “Specified Defaults”).

Additionally, under the Waiver and Amendment, the Current ABL Facility was amended to provide that from and after the date thereof, any request for a new LIBOR Loan (as defined in the Current ABL Facility), for a continuation of an existing LIBOR Loan (as defined in the Current ABL Facility) or for a conversion of a Loan to a LIBOR Loan (as defined in the Current ABL Facility) shall be deemed to be a request for a loan bearing interest at Term SOFR (as defined in the Amended Current ABL Facility) (the “SOFR Interest Rate Change”).  As the Company was undrawn under the Current ABL Facility as of the date of the Waiver and Amendment, the SOFR Interest Rate Change would only bear upon future borrowings by the Company such that they bear an interest rate relating to the secured overnight financing rate. These provisions of the Waiver and Amendment are intended to transition loans under the Current ABL Facility to the new secured overnight financing rate as the benchmark rate.

On June 5, 2023, the Company entered into a second waiver and amendment (the “Second Waiver and Amendment”) to the Amended Current ABL Facility. The Second Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Annual Financial Deliverables for the Fiscal Year ended December 31, 2022 and Quarterly Financial Deliverables for the Quarter ended March 31, 2023 as required under the Current ABL Facility.

On April 11 2023, the Company announced it has signed a definitive asset purchase agreement with Cox Media Group (“CMG”) to purchase its Houston radio cluster. Under the terms of the agreement, Urban One will acquire 93Q Country KKBQ-FM, classic rock station The Eagle 106.9 & 107.5 KHPT-FM and KGLK-FM, and Country Legends 97.1 KTHT-FM. In furtherance of the transaction, Urban One will divest stations to comply with FCC ownership regulations. The acquisition and disposition transactions are subject to FCC approval and other customary closing conditions and is anticipated to close in the third quarter of 2023. CMG and Urban One will continue to operate their respective stations until the transactions close.

On April 3, 2023, the Company received a notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with requirements of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), with the Securities and Exchange Commission (“SEC”). On May 19, 2023, the Company received a second letter notifying (the “Second  Nasdaq Letter”) it that it was not in compliance with requirements of the Rule as a result of not having timely filed its 2022 Form 10-K and its Quarterly Report on Form 10-Q for the period ended March 31, 2023 (the “Q1 2023 Form 10-Q” and, together with the 2022 Form 10-K, the “Delinquent Reports”), with the SEC.

In accordance with the Second Nasdaq Letter, the Company had until June 2, 2023, to submit a plan to file both Delinquent Reports or to submit a plan to regain compliance with respect to these Delinquent Reports. The Company submitted its plan to regain compliance with respect to these Delinquent Reports on May 26, 2023, and on June 5, 2023, the Company received a letter from Nasdaq granting an exception to enable the Company to regain compliance with the Rule. Under the terms of the exception, on or before September 27, 2023, the Company must file its Form 10-K and Form 10-Q for the period ended December 31, 2022, and March 31, 2023, as required by the Rule.

On June 13, 2023, Urban One, Inc.’s 50/50 partnership with Churchill Downs Incorporated, RVA Entertainment Holdings, LLC, entered into a Resort Casino Host Community Agreement with the City of Richmond, Virginia (the “City”), to be the City’s preferred casino gaming operator subject to certification by the Virginia Lottery Department and a local referendum.