Form 10-Q
period 2023-03-31
URBAN ONE, INC.
filed 2023-11-20
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, is as of the latest practicable date.

Class	Outstanding at November 14, 2023
Class A Common Stock, $.001 Par Value	9,853,672
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	34,164,391

EXPLANATORY NOTE

In connection with the preparation of the interim consolidated financial statements for the quarterly period as of March 31, 2023, Urban One, Inc. and its consolidated subsidiaries (“Urban One” or the “Company”) identified immaterial errors in its accounting for its stock-based compensation, the Company’s investment in the operations of its Richmond casino joint venture, RVA Entertainment Holdings, LLC (“RVAEH”), and related tax effects. The Company assessed the materiality of the adjustments both quantitatively and qualitatively and concluded that the adjustments were not material to its previously issued consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended. However, the Company concluded that the effect of correcting these adjustments in 2023 would materially misstate the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2023. Accordingly, the Company determined that it was necessary to record these immaterial errors, as well as other immaterial adjustments previously identified during fiscal year 2022 and revised the previously issued consolidated financial statements with respect to the quarters ended March 31, June 30, and September 30, 2022, and the year ended December 31, 2022. The remainder of the notes to the Company’s consolidated financial statements and within Management Discussion & Analysis of Financial Condition and Results of Operations have been updated and revised, as applicable, to reflect the impact of the adjustments described in Note 2 – Revision of our Previously Issued Financial Statements.

CERTAIN DEFINITIONS

Unless otherwise noted, throughout this report, the terms “Urban One,” the “Company,” “we,” “our” and “us” refer to Urban One, Inc. together with its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q concerning our operations, cash flows and financial position, contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

●	public health crises, epidemics and pandemics such as COVID-19 and other future pandemics and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;
●	lingering impacts of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC), including changes in social and business dynamics and the impact of any variants and reduced government stimulus, the impact on our employees, and the extent of the impact of the changes in social and business dynamics on overall demand for advertising across our various media;
●	recession, economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;
●	our degree of leverage, certain cash commitments related thereto, and potential inability to finance strategic transactions given fluctuations in market conditions;

●	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC) could negatively impact our ability to meet our cash needs;
●	risks associated with the implementation and execution of our business diversification strategy, including our strategic actions with respect to expansion into gaming;
●	risks associated with our investments or potential investment in gaming businesses that are managed or operated by persons not affiliated with us and over which we have little or no control;
●	regulation by the FCC relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;
●	regulation by certain gaming commissions relative to maintaining our interests, or our creditors’ ability to foreclose on collateral that includes our interests in, in any gaming licenses, joint ventures or other gaming and casino investments;
●	changes in our key personnel and on-air talent;
●	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;
●	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;
●	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;
●	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
●	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;
●	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
●	material weaknesses identified in our internal control over financial reporting which, if not remediated, could result in material misstatements in our consolidated financial statements;
●	failure to meet the continued listing standards of Nasdaq, which could cause our common stock to be delisted, and which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation; and
●	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”) filed June 30, 2023.

You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
		(As Revised)
NET REVENUE	$109,869	$112,131
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $63 and $0, respectively	33,917	28,518
Selling, general and administrative, including stock-based compensation of $159 and $0, respectively	36,874	35,210
Corporate selling, general and administrative, including stock-based compensation of $3,056 and $124, respectively	11,586	9,537
Depreciation and amortization	2,597	2,405
Impairment of goodwill, intangible assets, and long-lived assets	16,775	—
Total operating expenses	101,749	75,670
Operating income	8,120	36,461
INTEREST INCOME	333	59
INTEREST EXPENSE	14,068	15,927
GAIN ON RETIREMENT OF DEBT	2,356	—
OTHER (EXPENSE) INCOME, NET	(312)	1,986
Income (loss) before (benefit from) provision for income taxes and noncontrolling interests in income of subsidiaries	(3,571)	22,579
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,160)	5,465
NET (LOSS) INCOME	(2,411)	17,114
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	511	626
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,922)	$16,488

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS (per share)
Basic	$(0.06)	$0.32
Diluted	$(0.06)	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,420,832	51,182,831
Diluted	47,420,832	55,097,781

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
		(As Revised)
NET (LOSS) INCOME	$(2,411)	$17,114
OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX:
Unrealized gain on available-for-sale securities	—	10,400
Income tax expense related to unrealized gain on available-for-sale securities	—	2,504
OTHER COMPREHENSIVE INCOME, NET OF TAX	—	7,896
COMPREHENSIVE (LOSS) INCOME	$(2,411)	$25,010
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	511	626
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,922)	$24,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)	(As Revised)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,455	$75,404
Restricted cash	476	26,475
Trade accounts receivable, net of allowance for expected credit losses of $7,188 and $9,223	123,420	142,045
Prepaid expenses	10,205	8,729
Current portion of content assets	34,713	34,003
Assets held for sale	9,907	—
Other current assets	8,563	8,750
Total current assets	258,739	295,406
CONTENT ASSETS, NET	80,045	86,378
PROPERTY AND EQUIPMENT, NET	27,904	28,258
GOODWILL	216,599	216,599
RIGHT OF USE ASSETS	28,341	31,879
RADIO BROADCASTING LICENSES	464,368	488,419
OTHER INTANGIBLE ASSETS, NET	52,949	55,193
DEBT SECURITIES - available-for-sale, at fair value; amortized cost of $40,000 at March 31, 2023 and December 31, 2022	136,826	136,826
INVESTMENT IN UNCONSOLIDATED JOINT VENTURE	13,125	—
OTHER ASSETS	5,575	5,688
Total assets	$1,284,471	$1,344,646
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,316	$17,196
Accrued interest	8,976	23,111
Accrued compensation and related benefits	10,146	17,421
Current portion of content payables	25,339	26,718
Current portion of lease liabilities	8,368	8,690
Liabilities held for sale	2,407	—
Other current liabilities	43,044	39,682
Total current liabilities	112,596	132,818
LONG-TERM DEBT, net of original issue discount and issuance costs	714,780	739,000
CONTENT PAYABLES, net of current portion	8,891	10,365
LONG-TERM LEASE LIABILITIES	22,092	25,545
OTHER LONG-TERM LIABILITIES	31,208	34,856
DEFERRED TAX LIABILITIES, NET	38,211	39,389
Total liabilities	927,778	981,973

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	25,116	31,923

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,854,682 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10	10
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at March 31, 2023 and December 31, 2022	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,023,756 and 33,618,227 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	34	34
Accumulated other comprehensive income	73,227	73,227
Additional paid-in capital	996,644	993,484
Accumulated deficit	(738,343)	(736,010)
Total stockholders’ equity	331,577	330,750
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,284,471	$1,344,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(In thousands, except share data)

(Unaudited)

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2022 (As Revised)	$—	$10	$3	$2	$34	$73,227	$993,484	$(736,010)	$330,750
Cumulative effect of accounting change	—	—	—	—	—	—	—	589	589
BALANCE, as of January 1, 2023	$—	$10	$3	$2	$34	$73,227	$993,484	$(735,421)	$331,339
Net loss	—	—	—	—	—	—	—	(2,922)	(2,922)
Stock-based compensation expense	—	—	—	—	—	—	2,558	—	2,558
Repurchase of 256,442 shares of Class D common stock	—	—	—	—	—	—	(1,324)	—	(1,324)
Vesting of share-based payment awards upon grant	—	—	—	—	—	—	3,234	—	3,234
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,308)	—	(1,308)
BALANCE, as of March 31, 2023	$—	$10	$3	$2	$34	$73,227	$996,644	$(738,343)	$331,577

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021 (As Revised)	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,353)	$303,644
Net income, as revised	—	—	—	—	—	—	—	16,488	16,488
Stock-based compensation expense	—	—	—	—	—		124	—	124
Repurchase of 2,649 shares of Class D common stock	—	—	—	—	—	—	(10)	—	(10)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(871)	—	(871)
Other comprehensive income, net of tax	—	—	—	—	—	7,896	—	—	7,896
BALANCE, as of March 31, 2022 (As Revised)	$—	$9	$3	$2	$37	$62,846	$1,018,239	$(753,865)	$327,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
		(As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,411)	$17,114
Adjustments to reconcile net (loss) income to net cash from operating activities:
Bad debt expense	(1,278)	311
Depreciation and amortization	2,597	2,405
Amortization of debt financing costs	481	501
Amortization of launch assets	1,254	652
Amortization of content assets	13,158	10,532
Deferred income taxes	(1,178)	5,465
Amortization of right of use assets	2,140	2,132
Impairment of goodwill, intangible assets, and long-lived assets	16,775	—
Non-cash fair value adjustment of Employment Agreement Award	(144)	579
Stock-based compensation	3,278	124
Gain on retirement of debt	(2,356)	—
Loss on deconsolidation of RVAEH	187	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	19,903	13,336
Prepaid expenses and other current assets	(1,289)	(329)
Other assets	1,511	(216)
Content assets	(10,388)	(11,292)
Accounts payable	(2,880)	(2,586)
Accrued interest	(14,135)	(15,192)
Accrued compensation and related benefits	(7,275)	(4,125)
Other liabilities	(846)	(3,955)
Net cash flows provided by operating activities	17,104	15,456
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,009)	(1,576)
Restricted cash derecognized in deconsolidation of RVAEH	(26,000)	—
Proceeds from sale of RVAEH interest	6,563	—
Net cash flows used in investing activities	(21,446)	(1,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interest members of RVAEH	—	278
Payments of long-term debt	(22,281)	—
Repurchase of common stock	(1,324)	(10)
Payment of dividends to noncontrolling interest shareholders of Reach Media	(2,001)	—
Net cash flows (used in) provided by financing activities	(25,606)	268
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(29,948)	14,148
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	101,879	158,718
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$71,931	$172,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$27,723	$30,619
Income taxes, net of refunds	$69	$2

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Right of use asset and lease liability additions	$938	$435
Non-cash launch additions	$—	$18,750
Adjustment of redeemable noncontrolling interests to estimated redemption value	$1,308	$871

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2023, we owned and/or operated 66 independently formatted, revenue producing broadcast stations (including 55 FM or AM stations, 9 HD stations, and the 2 low power television stations), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show, and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. As of March 31, 2023, we held a minority ownership interest in MGM National Harbor (the “MGM Investment”), a gaming resort located in Prince George’s County, Maryland. However, as of April 2023, following the exercise of a put option available to us, we no longer hold the MGM Investment. Please refer to Note 12 – Subsequent Events to our consolidated financial statements for more details. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate other brands, such as TV One, CLEO TV, Reach Media, iONE Digital, and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. (See Note 9 – Segment Information of our consolidated financial statements).

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

The Company is required to include in its consolidated financial statements, the financial statements of variable interest entities (“VIE”). Under the VIE model, the Company consolidates an investment if it has control to direct the activities of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations.

The Company's results are subject to seasonal fluctuations and typically, revenues are lowest in the first calendar quarter of the year. Due to this seasonality, the results for interim periods are not necessarily indicative of results to be expected for the full year. We experience further seasonality in odd versus even years as there tends to be more political activity in even years which can have a positive impact on advertising revenues.

2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the interim consolidated financial statements for the quarterly period as of March 31, 2023, the Company identified immaterial errors in its accounting for its stock-based compensation expense, the Company’s investment in the operations of RVAEH, and related tax effects. The Company assessed the materiality of the adjustments both quantitatively and qualitatively and concluded that the adjustments were not material to its previously issued consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended. However, the Company concluded that the effect of correcting these adjustments in 2023 would materially misstate the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2023. Accordingly, the Company determined that it was necessary to reflect these adjustments, as well as other immaterial adjustments previously identified during fiscal year 2022 and revised the previously issued consolidated financial statements with respect to the quarters ended March 31, June 30, and September 30, 2022, and the year ended December 31, 2022. See Note 11 – Quarterly Financial Data (Unaudited and Revised) for the revised quarterly and year-to-date unaudited consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2022. The remainder of the notes to the Company’s consolidated financial statements have been updated and revised, as applicable, to reflect the impact of these adjustments.

Adjustments Background

Stock-Based Compensation

On September 27, 2022, the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) approved the principal terms of new employment agreements for the Company’s Founder and Executive Chairperson, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer. Pursuant to the terms, annual Class D stock awards and stock options with fixed monetary value known at inception were awarded. The first tranche of equity awards was granted and vested on September 27, 2022. The second and third annual grants were scheduled to vest in January 2023 and January 2024, respectively, with the grant price equal to the closing share price on the fifth calendar day of the month following the date on which vesting occurs (February 5, each of 2023 and 2024) (“Executive Awards”).

During the first quarter of 2023, the Company determined that it should have recognized expense for the second tranche of the Executive Awards during the third and fourth quarters of 2022 beginning at the service inception date that precedes the grant date and to classify these grants as a liability until vested. The effect of this adjustment was an understatement of stock-based compensation expense in the consolidated statements of operations for the year ended December 31, 2022 and understatements of other current liabilities and accumulated deficit in the consolidated balance sheet at December 31, 2022.

RVAEH

In 2021, the Company and Peninsula Pacific Entertainment entered into a 75/25 partnership of RVAEH. During the preparation of the interim consolidated financial statements for the quarter ended March 31, 2023, the Company evaluated whether it should have consolidated RVAEH due to its 75% ownership interest. As the Company had control and was the primary beneficiary of RVAEH, it was determined that RVAEH should have been consolidated in 2021 in accordance with Accounting Standards Codification (“ASC 810”), “Consolidation.”

The Company historically recognized its 75% ownership portion of RVAEH’s financial statements on its consolidated financial statements under the equity method of accounting. The adjustment primarily impacted restricted cash, other current assets, property and equipment, net, other current liabilities, other long-term liabilities, redeemable noncontrolling interests, and accumulated deficit in the consolidated balance sheets, and corporate selling, general and administrative expenses, and net income (loss) attributable to noncontrolling interests in the consolidated statements of operations.

Other Adjustments

The Company, in the process of correcting the immaterial errors discussed above, recorded other immaterial adjustments previously identified during fiscal year 2022. The adjustments, in aggregate, impacted trade accounts receivable, net, accounts payable, other long-term liabilities, and accumulated deficit in the consolidated balance sheets and selling, general and administrative expenses, corporate selling, general and administrative expenses, and related tax effect in the consolidated statements of operations.

Revised Consolidated Financial Statements

The following tables reflect the correction of the immaterial errors and adjustments, discussed above, on the affected line items presented in the Company’s consolidated financial statements as of and for the year ended December 31, 2022. The previously reported amounts were derived from the Company's fiscal year 2022 Form 10-K. These amounts are labeled as “As Previously Reported” in the tables below. The columns labeled “Adjustments” represent the combined effects of the corrections of the stock-based compensation, the consolidation of RVAEH, and related tax effects. The columns labeled “Other Adjustments” represent the combined effects of the corrections of other immaterial adjustments and related tax effects.

Revised Consolidated Balance Sheet

	As of December 31, 2022
	As Previously
	Reported	Adjustments	Other Adjustments	As Revised

	(In thousands)
ASSETS
CURRENT ASSETS:
Restricted cash	$19,975	$6,500	$—	$26,475
Trade accounts receivable, net of allowance for doubtful accounts of $9,223	143,264	—	(1,219)	142,045
Other current assets	8,372	378	—	8,750
Total current assets	289,747	6,878	(1,219)	295,406
PROPERTY AND EQUIPMENT, net	27,758	500	—	28,258
Total assets	$1,338,487	$7,378	$(1,219)	$1,344,646
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,003	$—	$(807)	$17,196
Other current liabilities	36,320	3,362	—	39,682
Total current liabilities	130,263	3,362	(807)	132,818
OTHER LONG-TERM LIABILITIES	34,540	858	(542)	34,856
DEFERRED TAX LIABILITIES, net	39,704	(214)	(101)	39,389
Total liabilities	979,417	4,006	(1,450)	981,973
REDEEMABLE NONCONTROLLING INTERESTS	25,298	6,625	—	31,923
STOCKHOLDERS’ EQUITY:
Accumulated deficit	(732,988)	(3,253)	231	(736,010)
Total stockholders’ equity	333,772	(3,253)	231	330,750
Total liabilities, redeemable noncontrolling interests and equity	$1,338,487	$7,378	$(1,219)	$1,344,646

Revised Consolidated Statement of Operations

	Year Ended December 31, 2022
	As Previously		Other
	Reported	Adjustments	Adjustments	As Revised

	(In thousands, except per share data)
OPERATING EXPENSES:
Selling, general and administrative, including stock-based compensation of $239 respectively	$160,230	$—	$412	$160,642
Corporate selling, general and administrative, including stock-based compensation of $9,666	56,334	3,728	(542)	59,520
Total operating expenses	389,917	3,728	(130)	393,515
Operating income (loss)	94,687	(3,728)	130	91,089
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	56,676	(3,728)	130	53,078
PROVISION FOR (BENEFIT FROM) INCOME TAXES	16,721	(202)	(101)	16,418
NET INCOME (LOSS)	39,955	(3,526)	231	36,660
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,626	(309)	—	2,317
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$37,329	$(3,217)	$231	$34,343

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.76	$(0.06)	$—	$0.70

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.72	$(0.06)	$—	$0.66

Revised Consolidated Statement of Comprehensive Income

	Year Ended December 31, 2022
	As Previously		Other
	Reported	Adjustments	Adjustments	As Revised

	(In thousands)

COMPREHENSIVE INCOME (LOSS)	$58,232	$(3,526)	$231	$54,937
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,626	(309)	—	2,317
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$55,606	$(3,217)	$231	$52,620

Revised Consolidated Statement of Changes in Stockholders’ Equity

	As Previously Reported
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
For the year ended December 31, 2022	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,317)	$303,680
Net income	—	—	—	—	—	—	—	37,329	37,329
Stock-based compensation expense	—	1	—	—	1	—	6,593	—	6,595
Repurchase of 5,124,671 shares of Class D common stock	—	—	—	—	(4)	—	(26,539)	—	(26,543)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Other comprehensive income, net of tax	—	—	—	—	—	18,277	—	—	18,277
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(5,616)	—	(5,616)
BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(732,988)	$333,772

	Adjustments and Other Adjustments
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
For the year ended December 31, 2022	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021	$—	$—	$—	$—	$—	$—	$—	$(36)	$(36)
Net (loss)	—	—	—	—	—	—	—	(2,986)	(2,986)
Total Adjustments	$—	$—	$—	$—	$—	$—	$—	$(3,022)	$(3,022)

	As Revised
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders'
For the year ended December 31, 2022	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,353)	$303,644
Net income (loss)	—	—	—	—	—	—	—	34,343	34,343
Stock-based compensation expense	—	1	—	—	1	—	6,593	—	6,595
Repurchase of 5,124,671 shares of Class D common stock	—	—	—	—	(4)	—	(26,539)	—	(26,543)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(5,616)	—	(5,616)
Other comprehensive income, net of tax	—	—	—	—	—	18,277	—	—	18,277
BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(736,010)	$330,750

Revised Consolidated Statement of Cash Flows

	Year Ended December 31, 2022
	As
	Previously		Other	As
	Reported	Adjustments	Adjustments	Revised

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,955	$(3,526)	$231	$36,660
Adjustments to reconcile net income (loss) to net cash from operating activities:
Bad debt expense	1,425	—	412	1,837
Deferred income taxes	14,878	(202)	(101)	14,575
Stock-based compensation	6,595	3,317	—	9,912

Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(16,930)	—	807	(16,123)
Prepaid expenses and other current assets	(6,691)	40	—	(6,651)
Accounts payable	1,111	—	(807)	304
Other liabilities	(3,710)	(141)	(542)	(4,393)
Net cash flows provided by (used in) operating activities	67,060	(512)	—	66,548
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interest members of RVAEH	—	512	—	512
Net cash flows provided by (used in) financing activities	(95,216)	512	—	(94,704)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,218	6,500	—	158,718
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$95,379	$6,500	$—	$101,879

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and money market funds at various commercial banks that have original maturities of 90 days or less. For cash and cash equivalents, cost approximates fair value. The Company’s cash and cash equivalents are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, the Company has amounts held with banks that may exceed the amount of FDIC insurance provided on such accounts. Generally, the balances may be redeemed upon demand and are maintained with financial institutions of reputable credit, and, therefore, bear minimal credit risk.

In July 2021, RVAEH, a previously consolidated joint venture of the Company, entered into a Host Community Agreement (the “Original HCA”) with the City of Richmond (the “City”) for the development of the ONE Casino + Resort, (the “Project”), and the partners of RVAEH made an initial investment of $26.0 million (the “Upfront Payment”) into an escrow account. In February 2023, given a change in the joint venture ownership structure, RVAEH no longer met the consolidation requirements and therefore, the Company began accounting for its investment in RVAEH under the equity method. Accordingly, the Company, derecognized RVAEH (including $26.0 million in restricted cash) from its consolidated balance sheet. RVAEH’s restricted cash on the Company’s consolidated balance sheets was zero and $26.0 million as of March 31, 2023 and December 31, 2022, respectively.

(b)Trade Accounts Receivable

The Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2023. The Company estimates the allowance for expected credit losses on trade accounts receivable in pools based on the Company’s four reportable segments and historical credit loss information over a defined period adjusted for current conditions and reasonable and supportable forecasts. Large individual receivables for which there is indication of increased credit risk are individually assessed for loss allowances. The Company reports the allowance for expected credit losses for financial assets measured at amortized cost. The allowance for expected credit losses is reviewed periodically by management.

Trade accounts receivable, which consist of both billed and unbilled receivables, are recorded at their invoiced amount, and presented net of an allowance for expected credit loss. Inactive delinquent accounts that are past due beyond a certain number of days are written off and often pursued by other collection efforts. Bankruptcy accounts are immediately written off upon receipt of the bankruptcy notice from the courts. Subsequent recoveries of these amounts are recorded as received.

Allowance for Expected Credit Loss

The changes in the allowance for expected credit loss are as follows:

As of March 31, 2023
(In thousands)
Balance at Beginning of Period(1)	$8,643
Charged to Expenses, net	(1,278)
Less: Deductions	(177)
Balance at End of Period	$7,188
(1)	The allowance for expected credit loss as of January 1, 2023 includes $0.6 million cumulative-effect adjustment of the adoption of ASU 2016-13.

(c)Financial Instruments

As of March 31, 2023 and December 31, 2022, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt, and debt securities. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2023 and December 31, 2022, except for the Company’s long-term debt. On January 25, 2021, the Company borrowed $825.0 million in aggregate principal amount of senior secured notes due February 2028 and bearing interest at a rate of 7.375% (the “2028 Notes”). The 2028 Notes had a carrying value of approximately $725.0 million and fair value of approximately $645.3 million as of March 31, 2023, and had a carrying value of approximately $750.0 million and fair value of approximately $646.9 million as of December 31, 2022. The fair value of the 2028 Notes, classified as a Level 2 instrument, was determined based on the trading value of this instrument in an inactive market as of the reporting date.

(d)Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers”, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In general, spot advertising (both radio and cable television) as well as digital advertising is satisfied as advertising spots or as impressions are delivered. For our cable television affiliate revenue, the Company grants a license to the affiliate to distribute its television programming content through the license period, and the Company recognizes revenue based on the number of subscribers each month. Finally, for event-based revenue, the Company’s events typically occur on one specified date when revenue is recognized. However, there may be performance obligations that are satisfied in the weeks leading up to the event, such as radio and digital advertising, and in such instances revenue is recognized as the underlying performance obligations are satisfied based on the allocated transaction price and the pattern of delivery to the customer.

Within the radio broadcasting and Reach Media segments, revenues are generated from the sale of spot advertisements and sponsorships. Revenue is recognized for each performance obligation based on the allocated transaction price and the pattern of transfer to the customer. The Company records as revenue the amount of consideration that it receives. For the radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $4.2 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively.

Within our digital segment, Interactive One generates the majority of the Company’s digital revenue. Our digital revenue is principally derived from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. As the Company runs its advertising campaigns, the customer simultaneously receives benefits as impressions are delivered, and revenue is recognized over time. The amount of revenue recognized each month is based on the number of impressions delivered multiplied by the effective per impression unit price, and is equal to the amount receivable from the customer.

The cable television segment derives advertising revenue from the sale of television airtime to advertisers and revenue is recognized over time when the advertisements are run. In the agreements governing advertising campaigns, the Company may also promise to deliver to its customers a guaranteed minimum number of viewers or impressions on a specific television network within a particular demographic. These guaranteed advertising campaigns are considered to represent a single, distinct performance obligation. Revenues are recognized based on the guaranteed audience level multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced amounts may exceed the value of the actual audience delivery. As such, a portion of revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guaranteed lapse, which is typically less than one year. Audience guarantees are initially developed internally, based on planned programming, historical audience levels, and market trends. Actual audience and delivery information is obtained from independent ratings services. Agency and outside sales representative commissions were approximately $5.0 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

Some of the Company’s contracts with customers contain multiple performance obligations. In an arrangement with multiple distinct performance obligations, the transaction price is allocated among the separate performance obligations on a relative stand-alone selling price basis. The stand-alone selling price is determined with consideration given to market conditions, the size and scope of the contract, customer information, and other factors.

Revenue by Contract Type

The following chart shows the sources of our net revenue for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Radio advertising	$43,108	$39,127
Political advertising	296	532
Digital advertising	15,024	15,482
Cable television advertising	25,822	30,414
Cable television affiliate fees	23,837	25,752
Event revenues & other	1,782	824
Net revenue	$109,869	$112,131

Contract Assets and Liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income, reserve for audience deficiency and unearned event income) that are not separately stated in our consolidated balance sheets at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022

	(In thousands)
Contract assets:
Unbilled receivables	$11,991	$12,597
Contract liabilities:
Customer advances and unearned income	$2,966	$6,123
Reserve for audience deficiency	12,925	9,629
Unearned event income	9,412	5,708

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

For customer advances and unearned income as of January 1, 2023, $1.9 million was recognized as revenue during the three months ended March 31, 2023. For the reserve for audience deficiency, there was $0.5 million revenue recognized for the three months ended March 31, 2023. For unearned event income as of January 1, 2023, no revenue was recognized during the three months ended March 31, 2023.

Practical expedients and exemptions

The Company generally expenses employee sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, or (ii) contracts for which variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

(e)Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. For the three months ended March 31, 2023 and 2022, there was non-cash launch support additions of zero and approximately $18.8 million, respectively, for carriage initiation. The Company did not pay any launch support for carriage initiation during the three months ended March 31, 2023 and 2022. The weighted-average amortization period for launch support was approximately 8.1 years as of March 31, 2023 and December 31, 2022. The remaining weighted-average amortization period for launch support was 3.6 years and 3.8 years as of March 31, 2023 and December 31, 2022, respectively. Amortization is recorded as a reduction to revenue. For the three months ended March 31, 2023 and 2022, launch support asset amortization was approximately $1.2 million and $0.7 million, respectively. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)Barter Transactions

In a barter transaction, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2023 and 2022, barter transaction revenues were approximately $0.6 million and $0.4 million, respectively. Barter transaction costs reflected in programming and technical expenses were approximately $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Barter transactions reflected in selling, general and administrative expenses were approximately $0.2 million, for each of the three months ended March 31, 2023 and 2022.

(g) Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the three months ended March 31, 2023 and 2022, were approximately $7.1 million and $7.4 million, respectively.

(h)Earnings Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A, Class B Class C, and Class D common stock. The rights of the holders of Class A, Class B, Class C and Class D common stock are identical, except with respect to voting, conversion, and transfer rights.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

For the calculation of diluted earnings per share, net income (loss) attributable to common stockholders for basic earnings per share (“EPS”) is adjusted by the effect of dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. In periods of loss, there are no potentially dilutive common shares to add to the weighted-average number of common shares outstanding. The undistributed earnings or losses are allocated based on the contractual participation rights of the Class A, Class B, Class C and Class D common shares as if the earnings or losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis, and as such, diluted and basic earnings per share is the same for each class of common stock under the two-class method.

The following table sets forth the calculation of basic and diluted earnings (loss) per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022

	(In Thousands)
		(As Revised)
Numerator:
Net (loss) income attributable to Class A, Class B, Class C and Class D common stockholders	$(2,922)	$16,488
Denominator:
Denominator for basic net (loss) income per share - weighted average outstanding shares	47,420,832	51,182,831
Effect of dilutive securities:
Stock options and restricted stock	—	3,914,950
Denominator for diluted net (loss) income per share - weighted-average outstanding shares	47,420,832	55,097,781

Net (loss) income attributable to Class A, Class B, Class C and Class D common stockholders per share – basic	$(0.06)	$0.32
Net (loss) income attributable to Class A, Class B, Class C and Class D common stockholders per share – diluted	$(0.06)	$0.30

For the three months ended March 31, 2023, there were 2.7 million potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented. There were no material potentially antidilutive securities excluded from the computation of diluted EPS for the three months ended March 31, 2022.

(i)Fair Value Measurements

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

As of March 31, 2023 and December 31, 2022, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of March 31, 2023
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$25,597	$—	$—	$25,597

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$25,116	$—	$—	$25,116

Assets subject to fair value measurement:
Available-for-sale securities (c)	$136,826	$—	$—	$136,826
Cash equivalents - money market funds (d)	40,168	40,168	—	—
Total	$176,994	$40,168	$—	$136,826

As of December 31, 2022
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$25,741	$—	$—	$25,741

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$25,298	$—	$—	$25,298

Assets subject to fair value measurement:
Available-for-sale securities (c)	$136,826	$—	$—	$136,826
Cash equivalents - money market funds (d)	39,798	39,798		—
Total	$176,624	$39,798	—	$136,826
(a)	Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008 and with terms amended in September 2022, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples.

(b)	The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, discount rate and terminal growth rate.

(c)	The investment in MGM National Harbor was preferred stock that had a non-transferable put right and is classified as an available-for-sale debt security. The investment was initially measured at fair value using a dividend discount model. Significant inputs to the dividend discount model include revenue growth rates, discount rate and a terminal growth rate. As of March 31, 2023 and December 31, 2022, the investment’s fair value was measured using a contractual valuation approach. This method relied on a contractually agreed upon formula established between the Company and MGM National Harbor as defined in the Second Amended and Restated Operating Agreement of MGM National Harbor, LLC (“the Agreement”) rather than market-based inputs or traditional valuation methods. As defined in the Agreement, the calculation of the put was based on operating results, Enterprise Value and the Put Price Multiple. The inputs used in this measurement technique were specific to the entity, MGM National Harbor, and there are no current observable prices for investments in private companies that are comparable to MGM National Harbor. The inputs used to measure the fair value of this security are classified as Level 3 within the fair value hierarchy. Throughout the periods from the fourth quarter of 2020 up until the third quarter of 2022, the Company relied on the dividend discount model for valuation purposes based on the facts, circumstances, and information available at the time. During the fourth quarter of 2022, the Company adopted the contractual valuation method described above as it believes it more closely approximates the fair value of the investment at that time.

(d)	The Company measures and reports its cash equivalents that are invested in money market funds at estimated fair value.

There were no transfers within Level 1, 2, or 3 during the three months ended March 31, 2023. The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023:

		Employment	Redeemable
	Available-for-Sale	Agreement	Noncontrolling
	Securities	Award	Interests

	(In thousands)
Balance at December 31, 2022	$136,826	$25,741	$25,298
Net income attributable to noncontrolling interests	—	—	511
Dividends paid to noncontrolling interests	—	—	(2,001)
Change in fair value	—	(144)	1,308
Balance at March 31, 2023	$136,826	$25,597	$25,116

Amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$—	144	$—

		Employment	Redeemable
	Available-for-Sale	Agreement	Noncontrolling
	Securities	Award	Interests

	(In thousands)
Balance at December 31, 2021	$112,600	$28,193	$18,655
Net income attributable to noncontrolling interests	—	—	701
Change in fair value included within other comprehensive income	10,400	—	—
Change in fair value	—	579	871
Balance at March 31, 2022	$123,000	$28,772	$20,227

Amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses/income relating to assets and liabilities still held at the reporting date	$—	$(579)	$—

Losses and gains included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the Employment Agreement Award for the three months ended March 31, 2023 and 2022.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

As of	As of
March 31,	December 31,
2023	2022
Significant
Unobservable	Significant Unobservable
Level 3 assets and liabilities	Valuation Technique	Inputs	Input Value
Employment Agreement Award	Discounted cash flow	Discount rate	10.5%	10.5%
Employment Agreement Award	Discounted cash flow	Terminal growth rate	0.5%	0.5%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	34.2% - 46.7%	33.7% - 46.6%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(2.3)% - 2.6%	(4.1)% - 4.2%
Employment Agreement Award	Market Approach	Average recurring EBITDA multiple	5.8	x	6.6	x
Redeemable noncontrolling interest	Discounted cash flow	Discount rate	11.5%	11.5%
Redeemable noncontrolling interest	Discounted cash flow	Terminal growth rate	0.3%	0.3%
Redeemable noncontrolling interest	Discounted cash flow	Operating profit margin range	26.6% - 29.8%	25.8% - 29.8%
Redeemable noncontrolling interest	Discounted cash flow	Revenue growth rate range	0.2% - 31.8%	0.2% - 32.2%

Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. See Note 5 – Radio Broadcasting Licenses of our consolidated financial statements for further discussion.

(j)Leases

The Company determines whether a contract is, or contains, a lease at inception. Right of use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

Lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. Many of the Company’s leases provide for renewal terms and escalation clauses, which are factored into calculating the lease liabilities when appropriate. The implicit rate within the Company’s lease agreements is generally not determinable and as such the Company’s collateralized borrowing rate is used.

For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities and records rent expense over the lease term. The consideration in the lease contracts is separate between the lease and non-lease components. All variable non-lease components are expensed as incurred.

The Company’s leases are for office space, studio space, broadcast towers, and transmitter facilities that expire over the next fifty years.

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended March 31,
	2023		2022

	(Dollars In thousands)
Operating lease cost (cost resulting from lease payments)	$2,949		$3,246
Variable lease cost (cost excluded from lease payments)	11		10
Total lease cost	$2,960		$3,256

Operating lease - operating cash flows (fixed payments)	$3,102		$3,503
Operating lease - operating cash flows (liability reduction)	$2,251		$2,449

Weighted average lease term - operating leases	5.34	years	4.80	years
Weighted average discount rate - operating leases	11.00%		11.00%

As of March 31, 2023, maturities of lease liabilities (inclusive of lease liabilities held for sale) were as follows:

For the Year Ended December 31,	(In thousands)
For the remaining nine months ending December 31, 2023	$8,745
2024	10,822
2025	6,891
2026	5,121
2027	3,550
Thereafter	8,486
Total future lease payments	43,615
Less: imputed interest	(10,748)
Less: leases held for sale	(2,407)
Total lease liabilities	$30,460

(k)Impact of Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” which deferred the effective date of credit loss standard ASU 2016-13 by two years for smaller reporting companies and permits early adoption. ASU 2016-13 became effective for the Company beginning January 1, 2023.

The Company adopted ASU 2016-13 during the first quarter of 2023 using a modified retrospective transition method, which requires a cumulative-effect adjustment to the opening retained earnings in the consolidated balance sheet to be recognized on the date of adoption without restating prior years. The cumulative-effect adjustment on January 1, 2023 is $0.6 million.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” to provide optional relief from applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition away from LIBOR. As a result of the reference rate reform initiative, certain widely used rates such as LIBOR are expected to be discontinued. The Company holds the ABL Facility, which now bears interest based on the SOFR rate, having formerly been subject to the LIBOR rate. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to defer the sunset date of the temporary relief in Topic 848 to December 31, 2024.  The guidance became effective upon issuance. The Company does not expect the adoption of ASU 2022-06 to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with “Revenue from Contracts with Customers (Topic 606)”, rather than adjust them to fair value at the acquisition date. The guidance became effective for the Company beginning January 1, 2023 and applies to acquisitions occurring after the effective date. The new guidance had no material impact to the consolidated financial statements during the quarter ended March 31, 2023 as there were not any acquisitions during the period.

(l)Redeemable Noncontrolling Interest

Redeemable noncontrolling interests are interests held by third parties in the Company’s subsidiaries that are redeemable outside of the Company’s control either for cash or other assets. These interests are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interests adjusted for cumulative earnings allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

(m)Investments

Available-for-sale securities

On April 10, 2015, the Company made a $5 million investment in MGM’s world-class casino property, MGM National Harbor, LLC (“MGMNH” or “MGM National Harbor”) located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35 million to complete its investment. In return for this investment, the Company received preferred stock and a non-transferable put right, exercisable for a thirty-day period each year. The price of the put right was determined based on the “Put Price” definition as defined in the agreement between the Company and MGM National Harbor.

The Company classified its investment in MGM National Harbor as an available-for-sale debt security. Investments classified as available for sale were carried at fair value with unrealized gains and losses, net of deferred taxes, reflected in accumulated other comprehensive income. Net realized gains and losses on sales of available for sale securities, and unrealized losses considered to be other-than-temporary, are recorded to other income, net in the consolidated statements of operations.

On March 8, 2023, Radio One Entertainment Holdings, LLC (“ROEH”), a wholly-owned subsidiary of the Company, issued a put notice (the “Put Notice”) with respect to one hundred percent (100%) of its interest (the “Put Interest”) in MGMNH. On April 21, 2023, ROEH closed on the sale of the Put Interest and the Company received approximately $136.8 million. Please refer to Note 12 – Subsequent Events of our consolidated financial statements for further information.

The investment entitled the Company to an annual cash distribution based on net gaming revenue. As the Company exercised its Put Interest in March 2023, the Company did not have any distribution income for the three months ended March 31, 2023. The Company recognized approximately $2.0 million in distribution income, which is included in other income, net on the consolidated statements of operations for the three months ended March 2022.

The amortized cost, estimated fair value, and unrealized gains and losses on the debt security classified as available-for-sale as of March 31, 2023 and December 31, 2022 is summarized as follows:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

	(In thousands)
March 31, 2023
MGM Investment	$40,000	$104,326	$(7,500)	$136,826

December 31, 2022
MGM Investment	$40,000	$104,326	$(7,500)	$136,826

RVA Entertainment Holding

The Company and Peninsula Pacific Entertainment (succeeded by Churchill Downs Incorporated (“CDI”) on November 1, 2022) formed a joint venture in 2021 to develop and operate the ONE Casino + Resort in Richmond. The Company owned 75% of the joint venture and met the requirements to consolidate the joint venture under the VIE method as the Company had control to direct the activities of RVAEH and the obligation to absorb losses and the right to receive benefits that could potentially be significant to RVAEH. The investment included a put right allowing the noncontrolling interest holder the option to require the Company to purchase all shares of the noncontrolling interest holder starting 10 years after reaching a certain milestone. Therefore, the put rights were required to be presented as mezzanine equity and were recorded at cost, adjusted for the noncontrolling interest in the net loss of RVAEH. When the redemption or carrying value is less than the recorded redemption value, the Company adjusts the redeemable noncontrolling interest to equal the redemption value with changes recognized as an adjustment to retained earnings, or in the absence of retained earnings, additional paid-in-capital. Any such adjustment, when necessary, will be performed as of the applicable balance sheet date. RVAEH’s redeemable noncontrolling interest on the Company’s consolidated balance sheet as of December 31, 2022 was $6.6 million.

On February 14, 2023, CDI purchased 25% of the Company’s investment in RVAEH for $6.6 million, bringing both the Company’s and CDI’s ownership interests to 50% each. On this date, the Company no longer met the requirements to consolidate the joint venture entity as it was no longer the primary beneficiary of RVAEH. The Company deconsolidated RVAEH’s assets, liabilities, and redeemable noncontrolling interest, and, using CDI’s cash payment for 25% of RVAEH to calculate the fair value of the joint venture, recognized a $0.2 million loss in other expense (income), net on the consolidated statements of operations. The Company then began accounting for its interest in the joint venture using the equity method. Under the equity method, the initial investment is recorded at cost and subsequently adjusted for the Company’s proportionate share of net income or losses, cash contributions made and distributions received, and other adjustments, as appropriate. As of March 31, 2023, the carrying amount of the Company’s investment in unconsolidated joint venture on the consolidated balance sheet was $13.1 million. The Company’s proportionate share of net loss is included in other expense (income), net on the consolidated statements of operations.

(n)Content Assets

The Company’s cable television segment has entered into contracts to license entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to five years. Contract payments are typically made in quarterly installments over the terms of the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins, and the program is available for its first airing. The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). For programming that is predominantly monetized as part of a content group, such as the Company’s commissioned programs, capitalized costs are amortized based on an estimate of our usage and benefit from such programming. The estimates require management’s judgment and include consideration of factors such as expected revenues to be derived from the programming, the expected number of future airings, among other factors. The Company’s acquired programs’ capitalized costs are amortized based on projected usage, generally resulting in an amortization pattern that is the greater of straight-line or projected usage.

The Company utilizes judgment and prepares analyses to determine the amortization patterns of our content assets. Key assumptions include: the categorization of content based on shared characteristics, and the use of a quantitative model to predict revenue. For each film group, which the Company defines as a genre, this model takes into account projected viewership which is based on (i) estimated household universe; (ii) ratings; and (iii) expected number of airings across different broadcast time slots.

As part of the Company’s assessment of its amortization rates, the Company compares the estimated amortization rates to those that have been utilized during the year. Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write down of the asset to fair value The result of the content amortization analysis is either an accelerated method or a straight-line amortization method over the estimated useful lives of generally one to five years.

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company’s film groups for commission programming are generally aligned along genre, while the Company’s licensed content is considered a separate film group. The Company evaluates the fair value of content at the film group level by considering expected future revenue generation using a cash flow analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. The Company determined there were no impairment indicators during the three months ended March 31, 2023 and 2022. Impairment and amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. All commissioned and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(o)Employment Agreement Award

The Company accounts for the Employment Agreement Award at fair value. The Company estimated the fair value of the award at March 31, 2023, and December 31, 2022, to be approximately $25.6 million and $25.7 million, respectively. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The income (expense) associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $0.1 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

The Company’s obligation to pay the Employment Agreement Award is triggered upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO is fully vested in the award, which lapses if the CEO voluntarily leaves the Company, or is terminated for cause. In September 2022, the Compensation Committee approved terms for a new employment agreement with the CEO, including a renewal of the Employment Agreement Award upon similar terms as in the prior employment agreement.

(p)Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. For 2023, $250,000 to the Foundation is guaranteed. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of March 31, 2023, the Foundation owed Reach Media approximately $3.9 million and as of December 31, 2022, the Foundation owed Reach Media approximately $2.3 million under the agreements for the operation of the cruises. The Fantastic Voyage took place during the second quarter of 2023. The Fantastic Voyage was not operated in 2022.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed an immaterial amount to Reach Media as of each of March 31, 2023 and December 31, 2022.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. During the three months ended March 31, 2023 and 2022, the Company incurred expense of approximately $0.8 million and $0.9 million, respectively. As of March 31, 2023 and December 31, 2022, the Company owed BMI approximately $1.4 million and $1.5 million, respectively.

q) Goodwill and Intangible Assets

In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually on October 1 across all reporting units and radio broadcasting licenses, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. We had 16 reporting units as of our October 2022 annual impairment assessment, consisting of each of the 13 radio markets within the radio segment and each of the other three business segments.

Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We evaluate amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, the net book value is reduced to the estimated fair value.

4.    ACQUISITIONS AND DISPOSITIONS:

On April 11, 2023, the Company entered into a definitive asset purchase agreement with Cox Media Group (“CMG”) to purchase its Houston radio cluster. Under the terms of the agreement, Urban One agreed to acquire 93Q Country KKBQ-FM, classic rock station The Eagle 106.9 & 107.5 KHPT-FM and KGLK-FM, and Country Legends 97.1 KTHT-FM. The transaction price was $27.5 million. The acquisition was completed on August 1, 2023. Please refer to Note 12 – Subsequent Events of our consolidated financial statements for further details. In anticipation of the transaction with CMG, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the radio broadcasting segment to a third party for approximately $7.5 million, which represents estimated fair value as of March 31, 2023. As part of customary closing terms, the KROI assets are held in an irrevocable trust until the transaction is complete, which is anticipated to close in 2024. The identified assets and liabilities, with a combined carrying value of approximately $9.9 million (net of impairments of approximately $16.8 million) and $2.4 million, respectively, were classified as held for sale in the consolidated balance sheet at March 31, 2023. The major category of the assets held for sale included radio broadcasting licenses in the amount of approximately $7.3 million (net of impairments). The Company recognized an impairment charge of approximately $16.8 million related to the held-for-sale assets during the three months ended March 31, 2023. In addition, the Company is required to divest of KTHT-FM as part of the closing conditions of the CMG transaction. The assets are held in a trust until the divestiture is complete, which is anticipated to close in 2024.

On June 13, 2022, the Company entered into a definitive asset purchase agreement with Emmis Communications (“Emmis”) to purchase its Indianapolis Radio Cluster to expand the Company’s market presence. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on August 31, 2022. Urban One acquired radio stations WYXB (B105.7FM), WLHK (97.1FM), WIBC (93.1FM), translators W228CX and W298BB (The Fan 93.5FM and 107.5FM), and Network Indiana for $25 million. As part of the transaction, the Company disposed of its former WHHH radio broadcasting license along with the intellectual property related to WNOW (there was a call letter change from WHHH to WNOW immediately prior to the close) to a third party for approximately $3.2 million. The fair value of the assets disposed approximated the carrying value of the assets. The Company recognized a net loss of approximately $0.1 million related to the disposal transaction during the year ended December 31, 2022.

The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed in the Emmis transaction consisted of approximately $23.6 million to radio broadcasting licenses, $0.2 million to towers and antennas, $0.3 million to transmitters, $0.2 million to studios, $0.1 million to vehicles, $27,000 to furniture, fixtures, computer equipment and computer software, $0.1 million to acquired advertising contracts, $0.4 million to goodwill, and $1.2 million to right of use assets and operating lease liabilities. The purchase price allocation was finalized during fiscal year 2022, and no significant changes were recorded from the original estimation.

Unaudited Pro Forma Information

The table below sets forth unaudited pro forma results of operations, assuming that the Emmis acquisition occurred on January 1, 2022:

For The Three Months Ended
March 31,
2022
(In thousands)
Net revenue	$116,493
Operating income	36,689
Net income	17,313

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

5.     RADIO BROADCASTING LICENSES:

Broadcasting Licenses

The following table presents the changes in the Company’s radio broadcasting licenses carrying value during the three months ended March 31, 2023.

Total
(Unaudited)
(In thousands)
Balance at January 1, 2023	$488,419
Impairment charges	(16,775)
Reclassification of amounts to assets held for sale	(7,276)
Balance at March 31, 2023	$464,368

The Company recorded an impairment loss of $16.8 million associated with the expected sale of the KROI-FM radio broadcasting license as discussed in Note 4 – Acquisitions and Dispositions of our consolidated financial statements, during the three months ended March 31, 2023.

6.    LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31,	December 31,
	2023	2022

	(In thousands)
7.375% Senior Secured Notes due February 2028	$725,000	$750,000
Total debt	725,000	750,000
Less: current portion of long-term debt	—	—
Less: original issue discount and issuance costs	10,220	11,000
Long-term debt, net	$714,780	$739,000

7.375% 2028 Notes

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

The 2028 Notes and the guarantees are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by substantially all of the Company’s and the Guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure our asset-backed revolving credit facility on a first priority basis (the “ABL Priority Collateral”)), including the capital stock of each guarantor (collectively, the “Notes Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral. The 2028 Notes require the Company to file quarterly and annual reports with the SEC within a specified time period after the Company’s filing deadlines. However, failure to comply does not constitute an event of default unless the Company does not comply within 120 days after receiving written notice from the Trustee. The Company has not received any such notice.

The associated debt issuance costs in the amount of approximately $15.4 million is reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs is charged to interest expense for all periods presented.

The amount of deferred financing costs included in interest expense for all instruments, for each of the three months ended March 31, 2023 and 2022, was approximately $0.5 million.  The Company’s effective interest rate for 2023 was 7.63% and for 2022 was 7.72%.

During the quarter ended March 31, 2023, the Company repurchased $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million for the quarter ended March 31, 2023.

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

Asset-Backed Credit Facilities

On February 19, 2021, the Company closed its current asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. On closing of the Current ABL Facility, the former facility was terminated on February 19, 2021. As of March 31, 2023 and December 31, 2022, there was no balance outstanding on the Current ABL Facility.

At the Company’s election, the interest rate on borrowings under the Current ABL Facility is based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current ABL Facility) or (ii) the then applicable margin relative to LIBOR Loans (as defined in the Current ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter. See Note 12 – Subsequent Events of our consolidated financial statements for further details.

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

All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company has obtained waivers due to certain events of default related to the Company's failure to timely deliver certain financial deliverables. See Note 12 – Subsequent Events of our consolidated financial statements for further details.

The Current ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the Current ABL Facility, and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

The Current ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association. See Note 12 – Subsequent Events of our consolidated financial statements for further details.

Letter of Credit Facility

The Company had a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of March 31, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of March 31, 2023, are as follows:

7.375% Senior
Secured Notes due
February 2028
(In thousands)
April - December 2023	$—
2024	—
2025	—
2026	—
2027	—
2028 and thereafter	725,000
Total debt	$725,000

7.    INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $1.2 million on pre-tax loss from continuing operations of approximately $3.6 million for the three months ended March 31, 2023, which results in an effective tax rate of approximately 32.5%. This rate is based on the estimated annual effective tax rate of approximately 27.6%, and discrete tax benefits of approximately $94,000 primarily related to statutory state tax rates and apportionment changes.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2023, the Company believes it is more likely than not that these DTAs will be realized.

The Company is subject to the continuous examination of our income tax returns by the IRS and other domestic tax authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. The Company believes that it is reasonably possible that a decrease of up to $57,000 of unrecognized tax benefits related to state tax exposures may occur within the next twelve months.

8.    STOCKHOLDERS’ EQUITY:

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

During the three months ended March 31, 2023, the Company repurchased 824 shares of Class D common stock for approximately $3,000 at an average price of $3.99 per share. As of March 31, 2023, the Company had approximately $10.0 million remaining under its most recent and open authorization with respect to its Class A and Class D common stock. During the three months ended March 31, 2022, the Company did not repurchase any shares of Class A common stock and Class D common stock.

On September 27, 2022, the Compensation Committee authorized the repurchase of up to $500,000 worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the three months ended March 31, 2023, the Company did not repurchase any shares of Class A or Class D stock under this authorization.  Giving effect to repurchases, the Company has $443,000 remaining under its most recent and open authorization.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the 2019 Equity and Performance Incentive Plan. This limited authority is used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2019 Equity and Performance Incentive Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”). During the three months ended March 31, 2023 and 2022, the Company executed Stock Vest Tax Repurchases of 255,618 shares of Class D Common Stock in the amount of approximately $1.3 million at an average price of $5.17 per share and 2,649 shares of Class D Common Stock in the amount of $10,000 at an average price of $3.63 per share, respectively.

Stock Option and Restricted Stock Grant Plan

The Company has one equity and performance incentive plan, the 2019 Equity and Performance Incentive Plan, for stock options and restricted stock. Both Class A and Class D common stock are available for grant. The Company uses an average life for all option awards. The Company settles stock options, net of tax, upon exercise by issuing stock.

During the quarter ended March 31, 2023, the Compensation Committee awarded certain executive officers and management personnel 743,599 restricted shares of the Company’s Class D common stock, and stock options to purchase 439,429 shares of the Company’s Class D common stock. Of these awards, 688,987 restricted shares of the Company’s Class D common stock and stock options to purchase 415,141 shares of the Company’s Class D common stock vested upon grant. In connection with the vesting of these awards, a total of 226,980 shares were disposed of to settle the recipients’ tax obligations.

Pursuant to the terms of each of our stock plans and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

The Company granted a total of 439,429 and 6,887 options to purchase the Company’s Class D shares during the three months ended March 31, 2023, and 2022, respectively.

Transactions and other information relating to stock options for the three months ended March 31, 2023, are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2022	4,594,734	$2.59	5.72	$5,871,492
Grants	439,429	5.14	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	—	—	—	—
Balance as of March 31, 2023	5,034,163	$2.81	5.86	$13,575,645
Vested and expected to vest at March 31, 2023	4,982,498	2.80	5.82	13,510,620
Unvested at March 31, 2023	441,730	4.28	9.51	539,477
Exercisable at March 31, 2023	4,592,433	2.67	5.51	13,036,168

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2023, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2023. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the three months ended March 31 2023 and 2022, respectively.  A total of 463,497 and 16,795 options vested during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, approximately $0.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 14 months. The weighted-average fair value per share of shares underlying stock options was $1.76 at March 31, 2023.

The Company did not grant any options to purchase shares of Class A common stock during the three months ended March 31, 2023 and 2022. The Company granted a total of 743,599 and 6,887 restricted shares of Class D common stock during the three months ended March 31, 2023 and 2022, respectively.

Activity relating to grants of restricted shares of Class D common stock for the three months ended March 31, 2023, are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2022	434,264	$4.27
Grants	743,599	5.13
Vested	(771,729)	5.04
Forfeited/cancelled/expired	—	—
Unvested at March 31, 2023	406,134	$4.39

The Company did not award any restricted shares of Class A common stock during the three months ended March 31, 2023 and 2022. There were no restricted shares of Class A common stock that vested or were cancelled during the period. There were 750,000 unvested shares of restricted Class A common stock as of March 31, 2023 and no unvested shares of restricted Class A common stock as of March 31, 2022.

Restricted stock grants for Class A and Class D shares were and are included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2023, approximately $3.1 million of total unrecognized compensation cost related to awards of restricted Class A common stock is expected to be recognized over a weighted-average period of 21 months. As of March 31, 2023, approximately $1.2 million of total unrecognized compensation cost related to awards of restricted Class D common stock is expected to be recognized over a weighted-average period of 12 months.

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

Operating loss or income represents total revenues less operating expenses, depreciation and amortization, and impairment of goodwill, intangible assets, and long-lived assets. Intercompany revenue earned and expenses charged between segments are recorded at estimated fair value and eliminated in consolidation.

The accounting policies described in the summary of significant accounting policies in Note 3 – Summary of Significant Accounting Policies of our consolidated financial statements are applied consistently across the segments.

Detailed segment data for the three months ended March 31, 2023 and 2022, is presented in the following tables:

	Three Months Ended
	March 31,
	2023	2022

	(Unaudited)
	(In thousands)
		(As Revised)
Net Revenue:
Radio Broadcasting	$35,180	$31,493
Reach Media	10,917	10,030
Digital	15,071	15,486
Cable Television	49,677	56,216
All other - corporate/eliminations*	(976)	(1,094)
Consolidated	$109,869	$112,131

Operating Expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio Broadcasting	$26,448	$23,618
Reach Media	7,736	6,196
Digital	11,350	10,864
Cable Television	29,383	25,929
All other - corporate/eliminations	7,460	6,658
Consolidated	$82,377	$73,265

Depreciation and Amortization:
Radio Broadcasting	$917	$815
Reach Media	40	47
Digital	337	333
Cable Television	965	946
All other - corporate/eliminations	338	264
Consolidated	$2,597	$2,405

Impairment of Goodwill, Intangible Assets, and Long-Lived Assets:
Radio Broadcasting	$16,775	$—
Reach Media	—	—
Digital	—	—
Cable Television	—	—
All other - corporate/eliminations	—	—
Consolidated	$16,775	$—

Operating income (loss):
Radio Broadcasting	$(8,960)	$7,060
Reach Media	3,141	3,787
Digital	3,384	4,289
Cable Television	19,329	29,341
All other - corporate/eliminations	(8,774)	(8,016)
Consolidated	$8,120	$36,461

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(976)	$(1,094)

Capital expenditures by segment are as follows:
Radio broadcasting	$1,015	$640
Reach Media	34	21
Digital	600	225
Cable television	11	383
All other - corporate/eliminations	349	307
Consolidated	$2,009	$1,576

	As of
	March 31,	December 31,
	2023	2022

	(In thousands)
		(As Revised)
Total assets:
Radio broadcasting	$584,446	$605,703
Reach Media	44,228	48,936
Digital	27,334	35,766
Cable television	409,899	414,324
All other - corporate/eliminations	218,564	239,917
Consolidated	$1,284,471	$1,344,646

10.    COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2027 through August 1, 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending.

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties, and distribute them to the rights holders. We currently have arrangements with ASCAP, SESAC and GMR. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license for the period April 1, 2022 to March 31, 2026.  The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term.

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

Letters of Credit

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of March 31, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

11. QUARTERLY FINANCIAL DATA (UNAUDITED AND REVISED)

The Company has revised quarterly and year-to-date unaudited consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2022. See Note 2 – Revision of Previously Issued Financial Statements of the consolidated financial statements for further background.

Revised Consolidated Balance Sheets

	As of March 31, 2022 (unaudited)			As of June 30, 2022 (unaudited)			As of September 30, 2022 (unaudited)
	As Previously			As Previously			As Previously
	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised

	(In thousands)
ASSETS
CURRENT ASSETS:
Restricted cash	$19,973	$6,500	$26,473	$19,973	$6,500	$26,473	$19,974	$6,500	$26,474
Other current assets	7,134	155	7,289	6,774	275	7,049	7,676	353	8,029
Total current assets	325,305	6,655	331,960	310,150	6,775	316,925	286,190	6,853	293,043
PROPERTY AND EQUIPMENT, net	26,243	500	26,743	26,913	500	27,413	27,529	500	28,029
Total assets	$1,363,064	$7,155	$1,370,219	$1,335,248	$7,275	$1,342,523	$1,322,693	$7,353	$1,330,046
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liabilities	$33,776	$13	$33,789	$29,582	$13	$29,595	$38,624	$133	$38,757
Total current liabilities	100,162	13	100,175	109,997	13	110,010	112,999	133	113,132
OTHER LONG-TERM LIABILITIES	36,243	567	36,810	37,555	1,055	38,610	35,359	908	36,267
DEFERRED TAX LIABILITIES, net	26,843	(9)	26,834	30,368	(98)	30,270	31,284	(55)	31,229
Total liabilities	1,015,525	571	1,016,096	996,163	970	997,133	982,345	986	983,331
REDEEMABLE NONCONTROLLING INTERESTS	20,227	6,625	26,852	20,434	6,625	27,059	22,327	6,625	28,952
STOCKHOLDERS’ EQUITY:
Accumulated deficit	(753,824)	(41)	(753,865)	(737,251)	(320)	(737,571)	(733,844)	(258)	(734,102)
Total stockholders’ equity	327,312	(41)	327,271	318,651	(320)	318,331	318,021	(258)	317,763
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,363,064	$7,155	$1,370,219	$1,335,248	$7,275	$1,342,523	$1,322,693	$7,353	$1,330,046

Revised Quarterly Consolidated Statements of Operations

	Three Months Ended March 31, 2022 (unaudited)			Three Months Ended June 30, 2022 (unaudited)			Three Months Ended September 30, 2022 (unaudited)
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised	Reported	Adjustments	Revised

	(In thousands)
OPERATING EXPENSES:
Corporate selling, general and administrative, including stock-based compensation of $124, $336 and $5,109, respectively	$9,460	$77	$9,537	$11,864	$488	$12,352	$14,908	$(22)	$14,886
Total operating expenses	75,593	77	75,670	92,794	488	93,282	103,276	(22)	103,254
Operating income (loss)	36,538	(77)	36,461	25,863	(488)	25,375	17,974	22	17,996
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	22,656	(77)	22,579	21,557	(488)	21,069	6,937	22	6,959
PROVISION FOR (BENEFIT FROM) INCOME TAXES	5,462	3	5,465	4,214	(89)	4,125	3,170	43	3,213
NET INCOME (LOSS)	17,194	(80)	17,114	17,343	(399)	16,944	3,767	(21)	3,746
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	701	(75)	626	770	(120)	650	360	(83)	277
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,493	$(5)	$16,488	$16,573	$(279)	$16,294	$3,407	$62	$3,469

Revised Year to Date Consolidated Statements of Operations

	Six Months Ended June 30, 2022 (unaudited)			Nine Months Ended September 30, 2022 (unaudited)
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised

	(In thousands)
OPERATING EXPENSES:
Corporate selling, general and administrative, including stock-based compensation of $460 and $5,569, respectively	$21,324	$565	$21,889	$36,232	$543	$36,775
Total operating expenses	168,387	565	168,952	271,663	543	272,206
Operating income (loss)	62,401	(565)	61,836	80,375	(543)	79,832
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	44,213	(565)	43,648	51,150	(543)	50,607
PROVISION FOR (BENEFIT FROM) INCOME TAXES	9,676	(86)	9,590	12,846	(43)	12,803
NET INCOME (LOSS)	34,537	(479)	34,058	38,304	(500)	37,804
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,471	(195)	1,276	1,831	(278)	1,553
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$33,066	$(284)	$32,782	$36,473	$(222)	$36,251

Revised Quarterly Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2022 (unaudited)			Three Months Ended June 30, 2022 (unaudited)			Three Months Ended September 30, 2022 (unaudited)
	As Previously			As Previously			As Previously
	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised

	(In thousands)
COMPREHENSIVE INCOME (LOSS)	$25,090	$(80)	$25,010	$17,418	$(399)	$17,019	$(1,929)	$(21)	$(1,950)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	701	(75)	626	770	(120)	650	360	(83)	277
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$24,389	$(5)	$24,384	$16,648	$(279)	$16,369	$(2,289)	$62	$(2,227)

Revised Year to Date Consolidated Statements of Comprehensive Income

	Six Months Ended June 30, 2022 (unaudited)			Nine Months Ended September 30, 2022 (unaudited)
	As Previously		As	As Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised

	(In thousands)
COMPREHENSIVE INCOME (LOSS)	$42,508	$(479)	$42,029	$40,579	$(500)	$40,079
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,471	(195)	1,276	1,831	(278)	1,553
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$41,037	$(284)	$40,753	$38,748	$(222)	$38,526

Revised Consolidated Statements of Changes in Stockholders’ Equity

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

For the three months ended March 31, 2022	(In thousands, except share data)
As Previously Reported
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,317)	$303,680
Net income	—	—	—	—	—	—	—	16,493	16,493
Stock-based compensation expense	—	—	—	—	—	—	124	—	124
Repurchase of 2,649 shares of Class D common stock	—	—	—	—	—	—	(10)	—	(10)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(871)	—	(871)
Other comprehensive income, net of tax	—	—	—	—	—	7,896	—	—	7,896
BALANCE, as of March 31, 2022	$—	$9	$3	$2	$37	$62,846	$1,018,239	$(753,824)	$327,312

Adjustments and Other Adjustments
BALANCE, as of December 31, 2021	—	—	—	—	—	—	—	(36)	(36)
Net loss	—	—	—	—	—	—	—	(5)	(5)
Total Adjustments March 31, 2022	$—	$—	$—	$—	$—	$—	$—	$(41)	$(41)

As Revised
BALANCE, as of December 31, 2021	—	9	3	2	37	54,950	1,018,996	(770,353)	303,644
Net income	—	—	—	—	—	—	—	16,488	16,488
Stock-based compensation expense	—	—	—	—	—	—	124	—	124
Repurchase of 2,649 shares of Class D common stock	—	—	—	—	—	—	(10)	—	(10)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(871)	—	(871)
Other comprehensive income, net of tax	—	—	—	—	—	7,896	—	—	7,896
BALANCE, as of March 31, 2022	$—	$9	$3	$2	$37	$62,846	$1,018,239	$(753,865)	$327,271

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

For the six months ended June 30, 2022	(In thousands, except share data)
As Previously Reported
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,317)	$303,680
Net income	—	—	—	—	—	—	—	33,066	33,066
Stock-based compensation expense	—	—	—	—	—	—	460	—	460
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(24,665)	—	(24,669)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,907)	—	(1,907)
Other comprehensive income, net of tax	—	—	—	—	—	7,971	—	—	7,971
BALANCE, as of June 30, 2022	$—	$9	$3	$2	$33	$62,921	$992,934	$(737,251)	$318,651

Adjustments and Other Adjustments
BALANCE, as of December 31, 2021	—	—	—	—	—	—	—	(36)	(36)
Net income	—	—	—	—	—	—	—	(284)	(284)
Total Adjustments June 30, 2022	$—	$—	$—	$—	$—	$—	$—	$(320)	$(320)

As Revised
BALANCE, as of December 31, 2021	—	9	3	2	37	54,950	1,018,996	(770,353)	303,644
Net income	—	—	—	—	—	—	—	32,782	32,782
Stock-based compensation expense	—	—	—	—	—	—	460	—	460
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(24,665)	—	(24,669)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,907)	—	(1,907)
Other comprehensive income, net of tax	—	—	—	—	—	7,971	—	—	7,971
BALANCE, as of June 30, 2022	$—	$9	$3	$2	$33	$62,921	$992,934	$(737,571)	$318,331

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity

For the nine months ended September 30, 2022	(In thousands, except share data)
As Previously Reported
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,317)	$303,680
Net income	—	—	—	—	—	—	—	36,473	36,473
Stock-based compensation expense	—	1	—	—	1	—	5,467	—	5,469
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(26,482)	—	(26,486)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(3,440)	—	(3,440)
Other comprehensive income, net of tax	—	—	—	—	—	2,275	—	—	2,275
BALANCE, as of September 30, 2022	$—	$10	$3	$2	$34	$57,225	$994,591	$(733,844)	$318,021

Adjustments and Other Adjustments
BALANCE, as of December 31, 2021	—	—	—	—	—	—	—	(36)	(36)
Net income	—	—	—	—	—	—	—	(222)	(222)
Total Adjustments September 30, 2022	$—	$—	$—	$—	$—	$—	$—	$(258)	$(258)

As Revised
BALANCE, as of December 31, 2021	—	9	3	2	37	54,950	1,018,996	(770,353)	303,644
Net income	—	—	—	—	—	—	—	36,251	36,251
Stock-based compensation expense	—	1	—	—	1	—	5,467	—	5,469
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(26,482)	—	(26,486)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(3,440)	—	(3,440)
Other comprehensive income, net of tax	—	—	—	—	—	2,275	—	—	2,275
BALANCE, as of September 30, 2022	$—	$10	$3	$2	$34	$57,225	$994,591	$(734,102)	$317,763

Revised Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2022 (unaudited)			Six Months Ended June 30, 2022 (unaudited)			Nine Months Ended September 30, 2022 (unaudited)
	As			As			As
	Previously		As	Previously		As	Previously		As
	Reported	Adjustments	Revised	Reported	Adjustments	Revised	Reported	Adjustments	Revised

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,194	$(80)	$17,114	$34,537	$(479)	$34,058	$38,304	$(500)	$37,804

Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	5,462	3	5,465	8,962	(86)	8,876	11,682	(43)	11,639
Stock-based compensation	124	—	124	460	—	460	5,469	105	5,574

Effect of change in operating assets and liabilities, net of assets acquired:
Prepaid expenses and other current assets	(592)	263	(329)	(394)	143	(251)	(2,279)	65	(2,214)
Other liabilities	(3,491)	(464)	(3,955)	(5,017)	24	(4,993)	3,317	(108)	3,209
Net cash flows provided by (used in) operating activities	15,734	(278)	15,456	43,624	(398)	43,226	54,067	(481)	53,586
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interest members of RVAEH	—	278	278	—	398	398		481	481
Net cash flows provided by (used in) financing activities	(10)	278	268	(48,968)	398	(48,570)	(73,562)	481	(73,081)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,218	6,500	158,718	152,218	6,500	158,718	152,218	6,500	158,718
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$166,366	$6,500	$172,866	$143,003	$6,500	$149,503	$105,547	$6,500	$112,047

12.    SUBSEQUENT EVENTS:

On March 8, 2023, ROEH issued a Put Notice with respect to its Put Interest in MGMNH. Upon issuance of the Put Notice, no later than thirty (30) days following receipt, MGMNH is required to repurchase the Put Interest for cash.  On April 21 2023, ROEH closed on the sale of the Put Interest and received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price.

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

On June 5, 2023, the Company entered into a second waiver and amendment (the “Second Waiver and Amendment”) to the Current ABL Facility. On July 31, 2023, the Company entered into a third waiver and amendment (the “Third Waiver and Amendment”) to the Current ABL Facility (collectively, with the Second Waiver and Amendment, the “Waiver and Amendments”). The Waiver and Amendments waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Annual Financial Deliverables for the Fiscal Year ended December 31, 2022 and Quarterly Financial Deliverables for the Quarters

ended March 31, 2023 and June 30, 2023 as required under the Current ABL Facility.  On September 29, 2023, the Company entered into a fourth waiver and amendment (the “Fourth Waiver and Amendment”) to the Current ABL Facility. The Fourth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Quarterly Financial Deliverables for the Quarter ended December March 31, 2023 (“Q1 2023 Form 10-Q”) and Quarterly Financial Deliverables for the Quarter ended June 30, 2023 as required under the Current ABL Facility (the “Q2 2023 Form 10-Q”) and together with the Q1 2023 Form 10-Q, the “Delayed Reports”). The Fourth Waiver and Amendment sets a due date of (i) November 9, 2023 for the Q1 2023 Form 10-Q and (ii) November 14, 2023 for the Q2 2023 Form 10-Q. Most recently, November 9, 2023, the Company entered into a fifth waiver and amendment (the “Fifth Waiver and Amendment”) to the Current ABL Facility. The Fifth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver the Delayed Reports.  The Fifth Waiver and Amendment set a due date of November 30, 2023 for the Delayed Reports and a due date of December 31, 2023 for the Quarterly Financial Deliverables for the three months ended September 30, 2023.

On September 28, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department (the “Listing Department”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that Nasdaq has initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company not being in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). The Staff Determination had no immediate effect and will not immediately result in the suspension of trading or delisting of the Company’s shares of common stock.

After receipt of the Staff Determination, the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Hearings Panel”).  The hearing request automatically stayed any suspension or delisting action through October 20, 2023.  On October 17, 2023, the Hearings Panel granted the Company’s request that the stay be extended through the hearing, scheduled for November 30, 2023 (the “Hearing”), and the expiration of any additional extension period granted by the Hearings Panel following the Hearing.

The Staff Determination was issued because the Company had not filed the Delayed Reports by the Extension Deadline (defined below).

As previously disclosed, on August 22, 2023, the Company received a letter from the Listing Department on August 16, 2023 (the “Third Nasdaq Letter”), notifying the Company that it was not in compliance with requirements of the Rule as a result of not having timely filed the Delinquent Reports.

As previously disclosed, the Company received a notice from Nasdaq on April 3, 2023 (the “First Nasdaq Letter”), notifying the Company that it was not in compliance with the Rule due to its delay in filing the 2022 Form 10-K. On May 10, 2023, the Company filed a Form 12b-25 Notification of Late Filing with respect to its Q1 2023 Form 10-Q, triggering a second letter from Nasdaq dated May 19, 2023 (the “Second Nasdaq Letter”), as previously disclosed on May 24, 2023.  In accordance with the Second Nasdaq Letter, the Company filed a plan with Nasdaq to regain compliance with the listing requirements that include completion and filing of the 2022 Form 10-K and the Q1 2023 Form 10-Q with the SEC. Nasdaq accepted the Company’s compliance plan and granted the Company 180 days, or until September 27, 2023 (the Extension Deadline”), for filing the 2022 Form 10-K and the Q1 2023 Form 10-Q, to regain compliance. The Company subsequently filed the 2022 Form 10-K on June 30, 2023.

On June 13, 2023, Urban One, Inc.’s 50/50 partnership with CDI, RVAEH, entered into a Resort Casino Host Community Agreement with the City (the “New HCA”), to be the City’s preferred casino gaming operator subject to certification by the Virginia Lottery Department and a local referendum.

As discussed in Note 4 – Acquisitions and Dispositions of our consolidated financial statements, the Company announced it has signed a definitive asset purchase agreement with CMG to purchase its Houston radio cluster. The transaction closed on August 1, 2023.

Since April 1, 2023, and through the date of this filing, the Company executed Stock Vest Tax Repurchases of 56,830 shares of Class D common stock for approximately $306,000 at an average price of $5.54 per share.

Since April 1, 2023, and through the date of this filing, the Compensation Committee awarded certain executive officers and management personnel 153,996 restricted shares of the Company’s Class D common stock, and stock options to purchase 218,308 shares of the Company’s Class D common stock. Of these awards, there were no immediate vesting of restricted shares of the Company’s Class D common stock and stock options to purchase.

On July 29, 2021, RVAEH entered into the Original HCA with the City for the development of the Project. The Original HCA imposed certain obligations on RVAEH in connection with the development of the Project, including a $26 million upfront payment due upon successful passage of a citywide referendum permitting development of the Project (the “Referendum”). In connection with the Original HCA, RVAEH and its development partner funded the Upfront Payment into escrow to be released to the City upon successful passage of the Referendum or back to RVAEH in the event the Referendum failed. On November 2, 2021, the Referendum was conducted, and the resort project was narrowly defeated. However, on January 24, 2022, the Richmond City Council adopted a new resolution in continued efforts to bring the Project to the City.  The new resolution was the first step in pursuit of a second referendum. The City and RVAEH then entered into the New HCA which also included an Upfront Payment to be held in escrow and payable upon successful passage of a citywide referendum permitting development of the Project or back to RVAEH in the event the second referendum failed. As a result of the efforts to obtain a second referendum, including execution of the New HCA, the Upfront Payment remained in escrow. On November 7, 2023, the second referendum was held and the resort project was defeated. As a result, the escrowed fund became releasable from the escrow and the Company anticipates receipt of its 50% portion of the escrowed funds during the quarter ended December 31, 2023.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended
	March 31,
	2023	2022
Radio broadcasting segment	32.1%	28.1%
Reach Media segment	9.9%	8.9%
Digital segment	13.7%	13.8%
Cable television segment	45.2%	50.1%
All other - corporate/eliminations	(0.9)%	(0.9)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended
	March 31,
	2023	2022
Percentage of core radio business generated from local advertising	60.6%	62.3%

Percentage of core radio business generated from national advertising, including network advertising	36.5%	35.8%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart shows the sources of our net revenue for the three months ended March 31, 2023 and 2022:

	Three Months
	Ended March 31,
	2023	2022	$ Change	% Change

	(In thousands)		(In thousands)
Net Revenue:
Radio advertising	$43,108	$39,127	$3,981	10.2%
Political advertising	296	532	(236)	(44.4)
Digital advertising	15,024	15,482	(458)	(3.0)
Cable television advertising	25,822	30,414	(4,592)	(15.1)
Cable television affiliate fees	23,837	25,752	(1,915)	(7.4)
Event revenues & other	1,782	824	958	116.3
Net revenue	$109,869	$112,131	$(2,262)	(2.0)%

In the broadcasting industry, radio stations and television stations may utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely manage the use of trade and barter agreements.

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

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Change

	(In thousands)		(In thousands)
Statements of Operations:
Net revenue	$109,869	$112,131	$(2,262)	(2.0)%
Operating expenses:
Programming and technical, excluding stock-based compensation	33,854	28,518	5,336	18.7
Selling, general and administrative, excluding stock-based compensation	36,715	35,210	1,505	4.3
Corporate selling, general and administrative, excluding stock-based compensation	8,530	9,413	(883)	(9.4)
Stock-based compensation	3,278	124	3,154	*NM
Depreciation and amortization	2,597	2,405	192	8.0
Impairment of goodwill, intangible assets, and long-lived assets	16,775	—	16,775	100.0
Total operating expenses	101,749	75,670	26,079	34.5
Operating income	8,120	36,461	(28,341)	(77.7)
Interest income	333	59	274	464.4
Interest expense	14,068	15,927	(1,859)	(11.7)
Gain on retirement of debt	2,356	—	2,356	100.0
Other (expense) income, net	(312)	1,986	(2,298)	115.7
(Loss) income before provision for income taxes and noncontrolling interests in income of subsidiaries	(3,571)	22,579	(26,150)	(115.8)
(Benefit from) provision for income taxes	(1,160)	5,465	(6,625)	(121.2)
Net (loss) income	(2,411)	17,114	(19,525)	(114.1)
Net income attributable to noncontrolling interests	511	626	(115)	(18.4)
Net (loss) income attributable to common stockholders	$(2,922)	$16,488	$(19,410)	(117.7)%

*NM - Not meaningful

Net revenue

Three Months Ended March 31,		Change
2023	2022
$109,869	$112,131	$(2,262)	(2.0)%

During the three months ended March 31, 2023, we recognized approximately $109.9 million in net revenue compared to approximately $112.1 million during the three months ended March 31, 2022. These amounts are net of agency and outside sales representative commissions. We recognized approximately $35.2 million of revenue from our radio broadcasting segment during the three months ended March 31, 2023, compared to approximately $31.5 million for the three months ended March 31, 2022, an increase of approximately $3.7 million primarily due to the acquisition of three stations in the second half of 2022 in the Indianapolis market and revenue growth in the Atlanta market. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which do not participate in Miller Kaplan) decreased 0.6% in total revenues. Same station net revenue from our radio broadcasting segment, excluding political advertising, during the three months ended March 31, 2023 increased 3.6% compared to the three months ended March 31, 2022, primarily in our Atlanta market.

We recognized approximately $10.9 million of revenue from our Reach Media segment during the three months ended March 31, 2023, compared to approximately $10.0 million for the three months ended March 31, 2022, an increase of approximately $0.9 million. The increase was primarily driven by four new reach networks and four new programming platforms.

We recognized approximately $49.7 million of revenue from our cable television segment during the three months ended March 31, 2023, compared to approximately $56.2 million for the three months ended March 31, 2022, a decrease of approximately $6.5 million. The decrease was primarily driven by lower ratings for the three months ended March 31, 2023 and a decrease in advertising sales and affiliate fees.

We recognized approximately $15.1 million of revenue from our digital segment during the three months ended March 31, 2023 compared to $15.5 million for the three months ended March 31, 2022, a slight decrease of approximately $0.4 million.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Change
2023	2022
$33,854	$28,518	$5,336	18.7%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were $33.9 million for the three months ended March 31, 2023 compared to $28.5 million for the three months ended March 31, 2022, an increase of approximately $5.3 million. The increase was due to higher expenses across all segments. Expenses in our cable television segment for the three months ended March 31, 2023 increased approximately $3.1 million compared to the three months ended March 31, 2022. This increase was primarily driven by higher content amortization expense which increased approximately $2.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Expenses in our radio broadcasting segment for the three months ended March 31, 2023 increased approximately $1.5 million compared to the three months ended March 31, 2022. This increase was primarily driven by an increase in payroll, contract labor and rent expense.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Change
2023	2022
$36,715	$35,210	$1,505	4.3%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $36.7 million for the three months ended March 31, 2023 compared to $35.2 million for the three months ended March 31, 2022, an increase of approximately $1.5 million. Expenses in our radio broadcasting segment increased approximately $1.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022 due primarily to payroll costs.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Change
2023	2022
$8,530	$9,413	$(883)	(9.4)%

Corporate expenses consist of expenses for associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $8.5 million for the three months ended March 31, 2023 compared to $9.4 million for the three months ended March 31, 2022, a decrease of approximately $0.9 million. The decrease is primarily due to lower expenses associated with salaries and related compensations costs.

Stock-based compensation

Three Months Ended March 31,		Change
2023	2022
$3,278	$124	$3,154	*NM	%

Stock-based compensation expense was approximately $3.3 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022, an increase of approximately $3.2 million. The increase in stock-based compensation, was primarily due to new grants during the three months ended March 31, 2023 and the timing of  vesting of stock awards for executive officers and other management personnel.

*NM – Not meaningful

Depreciation and amortization

Three Months Ended March 31,		Change
2023	2022
$2,597	$2,405	$192	8.0%

Depreciation and amortization expense was approximately $2.6 million for the three months ended March 31, 2023, compared to approximately $2.4 million for the three months ended March 31, 2022, an increase of approximately $0.2 million. The increase is due to increased depreciation of capital expenditures.

Impairment of goodwill, intangible assets, and long-lived assets

Three Months Ended March 31,		Change
2023	2022
$16,775	$—	$16,775	100.0%

Impairment of goodwill, intangible assets and long-lived assets was approximately $16.8 million for the three months ended March 31, 2023 with no impairment for the three months ended March 31, 2022. The expense for the three months ended March 31, 2023 was driven by the Company recording an impairment loss associated with the sale of the KROI-FM radio broadcasting license as discussed in Note 5 – Radio Broadcasting Licenses of our consolidated financial statements.

Interest expense

Three Months Ended March 31,		Change
2023	2022
$14,068	$15,927	$(1,859)	(11.7)%

Interest expense was approximately $14.1 million for the three months ended March 31, 2023 compared to approximately $15.9 million for the three months ended March 31, 2022, a decrease of approximately $1.9 million. Beginning in the second quarter of 2022 and continuing through the fourth quarter of 2022, the Company repurchased $75.0 million of its 2028 Notes at an average price of approximately 89.5% of par. During the three months ended March 31, 2023, the Company repurchased $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. This reduction in the outstanding debt balances led to a reduction in interest expense.

Gain on retirement of debt

Three Months Ended March 31,		Change
2023	2022
$2,356	$—	$2,356	100.0%

Gain on retirement of debt was approximately $2.4 million for the three months ended March 31, 2023 compared to $0.0 million for the three months ended March 31, 2022. As discussed above, the Company repurchased $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par, resulting in a net gain on retirement of debt.

Other (expense) income, net

Three Months Ended March 31,		Change
2023	2022
$(312)	$1,986	$(2,298)	115.7%

Other expense was approximately $0.3 million for the three months ended March 31, 2023, compared to other income of approximately $2.0 million for the three months ended March 31, 2022, respectively. As the Company exercised its put interest in March 2023, the Company was no longer entitled to any dividend in 2023. We recognized other income in the amount of approximately $2.0 million for the three months ended March 31, 2022, related to our MGM investment.

(Benefit from) provision for income taxes

Three Months Ended March 31,		Change
2023	2022
$(1,160)	$5,465	$(6,625)	(121.2)%

For the three months ended March 31, 2023, we recorded a benefit from income taxes of approximately $1.2 million on pre-tax loss from continuing operations of approximately $3.6 million which results in an effective tax rate of 32.5%. This rate includes $0.1 million of discrete tax benefits primarily related to statutory state tax rate and apportionment changes. For the three months ended March 31, 2022, we recorded a provision for income taxes of approximately $5.5 million on pre-tax income from continuing operations of approximately $22.6 million which results in an effective tax rate of 24.2%.

Net income attributable to noncontrolling interests

Three Months Ended March 31,		Change
2023	2022
$511	$626	$(115)	(18.4)%

Net income attributable to noncontrolling interests was approximately $0.5 million for the three months ended March 31, 2023 compared to approximately $0.6 million for the three months ended March 31, 2022. The decrease was due primarily to lower net income recognized by Reach Media during the three months ended March 31, 2023 compared to the three months ended March 31, 2022

Non-GAAP Financial Measures

The presentation of non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We use non-GAAP financial measures including broadcast and digital operating income and Adjusted EBITDA as additional means to evaluate our business and operating results through period-to-period comparisons. Reconciliations of our non-GAAP financial measures to the most directly comparable GAAP financial measures are included below for review. Reliance should not be placed on any single financial measure to evaluate our business.

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

(b)  Broadcast and digital operating income:  The radio broadcasting industry commonly refers to “station operating income” which consists of net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, net income attributable to noncontrolling interests, other (expense) income, corporate selling, general and administrative expenses, stock-based compensation, impairment of goodwill, intangible assets, and long-lived assets and gain on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term “broadcast and digital operating income.” Broadcast and digital operating income is not a measure of financial performance under GAAP. Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed assets and, goodwill, intangible assets, and long-lived assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

Broadcast and digital operating income decreased to approximately $39.3 million for the three months ended March 31, 2023, compared to approximately $48.4 million for the three months ended March 31, 2022, a decrease of approximately $9.1 million or 18.8%. The decrease was primarily due to lower broadcast and digital operating income at our digital, Reach Media and cable television segments, which was partially offset by higher broadcast and digital operating income at our radio broadcasting segment. Our digital segment generated approximately $3.8 million of broadcast and digital operating income during the three months ended March 31, 2023, compared to approximately $4.6 million during the three months ended March 31, 2022. The decrease in the digital segment’s broadcast and digital operating income is primarily from higher selling, general and administrative expenses. Reach Media generated approximately $4.2 million of broadcast and digital operating income during the three months ended March 31, 2023, compared to approximately $4.5 million during the three months ended March 31, 2022. TV One generated approximately $22.4 million of broadcast and digital operating income during the three months ended March 31, 2023, compared to approximately $31.4 million during the three months ended March 31, 2022. The decrease in the cable television segment’s broadcast and digital operating income is primarily from lower net revenues coupled with higher programming and technical expenses. Finally, our radio broadcasting segment generated approximately $8.9 million of broadcast and digital operating income during the three months ended March 31, 2023, compared to approximately $7.9 million during the three months ended March 31, 2022.

(c) Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to noncontrolling interests, impairment of goodwill, intangible assets, and long-lived assets, stock-based compensation, gain on retirement of debt, employment agreement award and other compensation, corporate development costs, severance-related costs, investment income, less (2) other income and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Net revenue	$109,869	$112,131
Net (loss) income attributable to common stockholders	(2,922)	16,488
Broadcast and digital operating income	39,300	48,403
Adjusted EBITDA	30,285	42,004

The reconciliation of net (loss) income to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Net (loss) income attributable to common stockholders	$(2,922)	$16,488
Add back/(deduct) non-broadcast and digital operating income items included in net (loss) income:
Interest income	(333)	(59)
Interest expense	14,068	15,927
(Benefit from) provision for income taxes	(1,160)	5,465
Corporate selling, general and administrative, excluding stock-based compensation	8,530	9,413
Stock-based compensation	3,278	124
Gain on retirement of debt	(2,356)	—
Other expense (income), net	312	(1,986)
Depreciation and amortization	2,597	2,405
Net income attributable to noncontrolling interests	511	626
Impairment of goodwill, intangible assets, and long-lived assets	16,775	—
Broadcast and digital operating income	$39,300	$48,403

The reconciliation of net (loss) income to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2023	2022

	(In thousands)

Net (loss) income attributable to common stockholders	$(2,922)	$16,488
Add back/(deduct) non-broadcast and digital operating income items included in net (loss) income:
Interest income	(333)	(59)
Interest expense	14,068	15,927
(Benefit from) provision for income taxes	(1,160)	5,465
Depreciation and amortization	2,597	2,405
EBITDA	$12,250	$40,226
Stock-based compensation	3,278	124
Gain on retirement of debt	(2,356)	—
Other expense (income), net	312	(1,986)
Net income attributable to noncontrolling interests	511	626
Corporate development costs	(376)	334
Employment Agreement Award and other compensation	(144)	580
Severance-related costs	150	133
Impairment of goodwill, intangible assets, and long-lived assets	16,775	—
Investment (expense) income from MGM National Harbor[1]	(115)	1,967
Adjusted EBITDA	$30,285	$42,004

1Investment expense (income) from MGM National Harbor is included in the Other (expense) income, net

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance is approximately $71.9 million as of March 31, 2023. As of March 31, 2023, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.

The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.

On May 17, 2021, the Company entered into an Open Market Sale Agreement (the “Class D Sale Agreement”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”). On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million. As of March 31, 2023, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

During the three months ended March 31, 2023, the Company repurchased 824 shares of Class D common stock in the amount of $3,000 at an average price of $3.99 per share and during the three months ended March 31, 2023, the Company executed Stock Vest Tax Repurchases of 255,618 shares of Class D Common Stock in the amount of approximately $1.3 million at an average price of $5.17 per share.

On March 8, 2023, ROEH issued a Put Notice with respect to its Put Interest in MGMNH. Upon issuance of the Put Notice, no later than thirty (30) days following receipt, MGMNH was required to repurchase the Put Interest for cash. On April 21 2023, ROEH closed on the sale of the Put Interest and received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price. During the quarter ended March 31, 2023, the Company received $8.8 million representing the Company’s annual distribution from MGMNH with respect to fiscal year 2022.

On January 25, 2021, the Company closed on an offering (the “2028 Notes Offering”) of $825.0 million in aggregate principal amount of senior secured notes due 2028 (the “2028 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028 and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum.

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

During the three months ended March 31, 2023, the Company repurchased $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par, resulting in a net gain on retirement of debt of approximately $2.4 million. During the year ended December 31, 2022, the Company repurchased $75.0 million of its 2028 Notes at an average price of approximately 89.5% of par. The Company recorded a net gain on retirement of debt of $6.7 million for the year ended December 31, 2022. As of March 31, 2023, the Company had approximately $725.0 million of our 2028 Notes outstanding. See Note 6 – Long-Term Debt of our consolidated financial statements for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5 million as a part of the overall $50 million in capacity. The Asset Backed Senior Credit Facility entered into on April 21, 2016 among the Company, the lenders party thereto from time to time and Wells Fargo

Bank National Association, as administrative agent (the “2016 ABL Facility”), was terminated on February 19, 2021. As of March 31, 2023, there were no borrowings outstanding on the Current ABL Facility. See Note 12 – Subsequent Events of our consolidated financial statements for descriptions of amendments to the Current ABL Facility subsequent to March 31, 2023.

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

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2023:

Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
(In millions)
2028 Notes, net of issuance costs (fixed rate)	$714.8	7.375%
Asset-backed credit facility (variable rate) (1)	—	—
(1)	Subject to variable LIBOR or base rate plus a spread as defined in the agreement. See Note 12 – Subsequent Events of our consolidated financial statements for further discussion.

The following table provides a summary of our statements of cash flows for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022

	(In thousands)
Net cash flows provided by operating activities	$17,104	$15,456
Net cash flows used in investing activities	(21,446)	(1,576)
Net cash flows (used in) provided by financing activities	(25,606)	268

Net cash flows provided by operating activities were approximately $17.1 million and $15.5 million for the three months ended March 31, 2023 and 2022, respectively. Net cash flow from operating activities for the three months ended March 31, 2023 increased from the prior year primarily due to timing of collections of accounts receivable and payments for other assets. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows used in investing activities were approximately $21.5 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we derecognized $26.0 million of restricted cash related to the deconsolidation of RVAEH. Additionally, we sold a partial interest in RVAEH for $6.6 million. Capital expenditures, including digital tower and transmitter upgrades and deposits for station equipment and purchases were approximately $2.0 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

Net cash flows (used in) provided by financing activities were approximately ($25.6) million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. We repurchased approximately $1.3 million and $10,000 of our Class D Common Stock during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the Company repurchased approximately $25.0 million of our 2028 Notes. Finally, Reach Media paid approximately $2.0 million in dividends to noncontrolling interest shareholders during the three months ended March 31, 2023.

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

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 3 – Summary of Significant Accounting Policies of the consolidated financial statements in our Form 10-K. We prepare our consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Form 10-K for the year ended December 31, 2022, we summarized the policies and estimates to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Form 10-K for the year ended December 31, 2022.

Radio Broadcasting Licenses

Based on our 2022 annual quantitative impairment test, the fair value of four markets, with radio broadcasting licenses of approximately $163.4 million as of March 31, 2023, exceeded their carrying value by less than 10%. The radio broadcasting licenses in all four markets are considered at risk of failing step one of the impairment test in future quarters if financial performance continues to decrease.

Refer to our Form 10-K for additional information regarding the method and key assumptions, and any uncertainty associated with the key assumptions.

Goodwill

Based on our 2022 annual quantitative impairment test, there was no radio market reporting unit at risk of failing step one of the impairment test. Based on our year end 2022 qualitative impairment test, it was more likely than not that the fair value of all other reporting units exceeded its carrying amounts.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Based on our 2022 annual qualitative impairment test, it was more likely than not that the fair value of intangible assets exceeded their respective carrying amounts.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 - Summary of Significant Accounting Policies of our consolidated financial statements for a summary of recent accounting pronouncements.

CAPITAL AND COMMERCIAL COMMITMENTS

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2027 through August 1, 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending.

Indebtedness

As of March 31, 2023, we had approximately $725.0 million of our 2028 Notes outstanding within our corporate structure. See “Liquidity and Capital Resources.” The Company had no other indebtedness.

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties, and distribute them to the rights holders. We currently have arrangements with ASCAP, SESAC and GMR. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license for the period April 1, 2022 to March 31, 2026. The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term.

Lease Obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next fifty years.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of March 31, 2023:

	Payments Due by Period

	Remainder of					2028 and
Contractual Obligations	2023	2024	2025	2026	2027	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$40,102	$53,469	$53,469	$53,469	$53,469	$729,456	$983,434
Other operating contracts/agreements (2)	80,393	43,624	27,828	13,816	4,551	8,297	178,509
Operating lease obligations	8,745	10,822	6,891	5,121	3,550	8,486	43,615
Total	$129,240	$107,915	$88,188	$72,406	$61,570	$746,239	$1,205,558
(1)	Includes interest obligations based on interest rates on senior secured notes outstanding as of March 31, 2023.
(2)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility (if applicable) and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $110.0 million has not been recorded on the balance sheet as of March 31, 2023, as it does not meet recognition criteria. Approximately $26.1 million relates to certain commitments for content agreements for our cable television segment, approximately $36.1 million relates to employment agreements, and the remainder relates to other agreements.

Off-Balance Sheet Arrangements

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of March 31, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5 million subject to certain limitations on availability.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that as of March 31, 2023, our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC reports as a result of material weaknesses that existed in our internal control over financial reporting as described below.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As previously described in the 2022 Form 10-K, in connection with the audits of our consolidated financial statements in certain prior years, we and our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that, in the aggregate, constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design and or implement an effective control environment or control activities as further detailed below:

•

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

•	Control Activities – Management has determined that the Company did not have an adequate selection and development of effective control activities resulting in the following material weaknesses:

o

Management did not design and maintain effective information technology general controls in the areas of user access and program change management for certain information technology systems that support the Company’s financial reporting and other processes. This material weakness also resulted in segregation of duties conflicts for certain user roles.

o	Management did not design and maintain effective controls to support proper segregation of duties relating to the review of manual journal entries.
o

Management did not design and maintain effective review controls over revenue, income taxes, content assets, launch assets, the preparation of the statements of cash flows, and certain financial statement disclosures with an appropriate level of precision to detect a material misstatement.

o

Management did not design and maintain effective review controls over the accounting and disclosures related to non-routine transactions, including the investment in MGM National Harbor, certain stock-based compensation, and the Joint Venture RVA Entertainment Holdings.

o

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

Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements for the three months ended March 31, 2023, we and our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that, in the aggregate, constituted a material weakness. Specifically, we did not design and or implement an effective control environment or control activities over the financial statement close process including an inadequate evaluation of the accounting for significant and non-recurring transactions and an inadequate review as part of the Company’s reporting and disclosures with an appropriate level of precision to detect a material misstatement.

Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, management designed a remediation plan which was approved by the Audit Committee and board of directors. As of November 20, 2023, Management has made progress to remediate the control deficiencies contributing to the material weaknesses, as described below:

•We provided training to new and existing personnel on proper execution of designed control procedures;

•

As part of our ongoing effort to expand our accounting department, we hired a Corporate Controller and a Senior VP-Finance/Chief Accounting Officer and engaged external resources to augment our accounting team. We developed a preliminary hiring plan which has been approved by the Audit Committee and continue to assess our personnel needs, expertise and requirements and will hire personnel as needed.

•

We engaged external resources with the appropriate depth of expertise to establish a robust financial controls governance structure, conduct a financial risk assessment, establish internal materiality thresholds, and identify key business processes.

•	We are in the process of conducting process and control walkthroughs of all key processes to identify risk points and corresponding controls.
•

We have initiated the process to document, implement and redesign controls, policies, and procedures with an appropriate level of precision to detect a material misstatement, and to retain sufficient documentation to support the operating effectiveness of the controls. The control enhancement procedures are focused on:

o

Increasing the precision and specificity of our control activities, addressing completeness and accuracy of the information used in performing management review controls, as well as documenting sufficient evidence of management’s review supporting its conclusions; and

o

Modifying our journal entry operating procedures to establish a formal hierarchy of review of journal entries to enforce proper segregation of duties in advance of implementing a new general ledger system.

oAssessing roles and permissions across relevant financial systems and restricting access based on job responsibilities.

o	Redesigning information technology general controls across relevant systems related to user access and change management.

•We will also seek to improve the process of assessing the effectiveness of the control environment by:

oImplementing a Governance Risk and Compliance (“GRC”) tool to manage the control assessment annually; and

oDesigning and implementing an ongoing controls evaluation strategy to be executed by an independent party

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our board of directors. We may also conclude that additional measures may be required to remediate the material weaknesses. We will not be able to conclude that we have remediated a material weakness until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.

(b) Changes in internal control over financial reporting

Except for the material weakness and the material weakness remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our 2022 Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Continued delays in the filing of our periodic reports with the Securities and Exchange Commission could impact our listing on the Nasdaq stock market, which could materially and adversely affect our stock price and impact our operations.

As previously disclosed, in connection with the preparation of the consolidated financial statements for the period ended December 31, 2022, the Company re-evaluated its accounting for the valuation of its investment interest in MGM National Harbor (the “MGM Investment”) and determined that adjustments were required to previously issued financial statements for certain periods due to understatements in the value of the MGM Investment and related tax effects. As a result, the Company was unable to file its Annual Report on Form 10-K for the period ended December 31, 2022 (the “2022 Form 10-K”) on a timely basis with the United States Securities and Exchange Commission (the “SEC”). While we filed our 2022 Form 10-K on June 30, 2023, the delay in filing the 2022 Form 10-K caused follow on delays in the filing of our Quarterly Reports on Forms 10-Q for the three months ended March 31, 2023 and June 30, 2023, which were due in May 2023 and August 2023, respectively.  While we subsequently filed the Quarterly Reports on Forms 10-Q for the three months ended March 31, 2023 and June 30, 2023 on November 20, 2023, we are now delayed in the filing of our Quarterly Report on Form 10-Q for the three months ended September 30, 2023 (the “Q3 2023 10-Q”). We anticipate filing the Q3 2023 10-Q prior to December 31, 2023.

Nasdaq Listing Rule 5250(c) (1) (the “Listing Rule”) requires Nasdaq listed companies to timely file all required periodic financial reports with the SEC.  On September 28, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Nasdaq Listing Qualifications Department (the “Listing Department”) notifying the Company that Nasdaq has initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company not being in compliance with the Listing Rule.  The Staff Determination had no immediate effect and did not immediately result in the suspension of trading or delisting of the Company’s shares of common stock.  After receipt of the Staff Determination, the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Hearings Panel”).  The hearing request automatically stayed any suspension or delisting action at least through October 20, 2023.  On October 17, 2023, the Hearings Panel granted the Company’s request that the stay be extended through the hearing, scheduled for November 30, 2023 (the “Hearing”), and the expiration of any additional extension period granted by the Hearings Panel following the Hearing.  We cannot assure you that we will be successful in keeping the Company’s stock listed after the Hearing or any extension granted at the Hearing.  However, in the interim, during the period of any stay or extension, the Company’s common stock will continue to trade on the Nasdaq.

If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. While our common stock could move to the over-the-counter markets (“OTC”), OTC markets are significantly more limited than the Nasdaq, and quotation on the OTC markets may result in a less liquid market available for existing and potential security holders to trade in our common stock and could further depress the trading price of our common stock. The suspension and delisting of our common stock from the Nasdaq could also result in other adverse consequences, including lower demand for our common stock, increased volatility in the price of our common stock, adverse publicity, reputational harm and a reduced interest in our Company from investors, analysts and other market participants. In addition, the suspension and delisting could impair our ability to raise additional capital through equity or debt financing and our ability to attract and retain employees by means of equity compensation. There can be no assurance that our common stock would continue to trade on the OTC markets or that any public market for our common stock would exist in the future, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market, whether quotes for our  common stock may be blocked by in the future, or that we would seek to, or be able to, relist our common stock on a national securities exchange.

In addition, the delay in our 2022 and 2023 filings could expose the Company to risk of litigation concerning any impact upon the Company’s price of the Company’s common stock. Any such litigation could distract management from day-to-day operations and further adversely affect the market price of our common stock

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 20, 2023