Form 10-Q
period 2023-06-30
URBAN ONE, INC.
filed 2023-11-20
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET REVENUE	$129,652	$118,657	$239,521	$230,788
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $7, $0, $70, and $0, respectively	32,554	28,351	66,471	56,869
Selling, general and administrative, including stock-based compensation of $154, $0, $313, and $0, respectively	49,931	35,193	86,805	70,403
Corporate selling, general and administrative, including stock-based compensation of $2,160, $336, $5,215, and $460, respectively	13,545	12,352	25,130	21,889
Depreciation and amortization	1,886	2,481	4,483	4,886
Impairment of goodwill, intangible assets, and long-lived assets	22,081	14,905	38,856	14,905
Total operating expenses	119,997	93,282	221,745	168,952
Operating income	9,655	25,375	17,776	61,836
INTEREST INCOME	1,898	—	2,232	59
INTEREST EXPENSE	13,972	15,886	28,040	31,813
GAIN ON RETIREMENT OF DEBT	—	1,855	2,356	1,855
OTHER INCOME, NET	96,773	9,725	96,460	11,711
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	94,354	21,069	90,784	43,648
PROVISION FOR INCOME TAXES	23,197	4,125	22,037	9,590
NET INCOME	71,157	16,944	68,747	34,058
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	791	650	1,303	1,276
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$70,366	$16,294	$67,444	$32,782

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS (per share)
Basic	$1.48	$0.32	$1.42	$0.64
Diluted	$1.39	$0.30	1.34	$0.60

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,629,163	50,806,346	47,514,722	50,994,612
Diluted	50,616,435	54,658,543	50,373,714	54,871,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

NET INCOME	$71,157	$16,944	$68,747	$34,058
OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX:
Unrealized gain on available-for-sale securities	—	100	—	10,500
Income tax expense related to unrealized gain on available-for-sale securities	—	25	—	2,529
Reclassification adjustment for realized gain included in net income	(96,826)	—	(96,826)	—
Income tax provision related to reclassification for realized gain	23,599	—	23,599	—
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(73,227)	75	(73,227)	7,971
COMPREHENSIVE (LOSS) INCOME	$(2,070)	$17,019	$(4,480)	$42,029
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	791	650	1,303	1,276
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,861)	$16,369	$(5,783)	$40,753

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$230,731	$75,404
Restricted cash	477	26,475
Trade accounts receivable, net of allowance for expected credit losses of $7,103 and $9,223	122,582	142,045
Prepaid expenses	6,828	8,729
Current portion of content assets	38,793	34,003
Assets held for sale	9,907	—
Other current assets	8,391	8,750
Total current assets	417,709	295,406
CONTENT ASSETS, NET	78,459	86,378
PROPERTY AND EQUIPMENT, NET	28,178	28,258
GOODWILL	216,599	216,599
RIGHT OF USE ASSETS	26,792	31,879
RADIO BROADCASTING LICENSES	442,288	488,419
OTHER INTANGIBLE ASSETS, NET	51,419	55,193
DEBT SECURITIES - available-for-sale, at fair value; amortized cost of $0 and $40,000 at June 30, 2023 and December 31, 2022	—	136,826
INVESTMENT IN UNCONSOLIDATED JOINT VENTURE	13,125	—
OTHER ASSETS	5,278	5,688
Total assets	$1,279,847	$1,344,646
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,497	$17,196
Accrued interest	22,342	23,111
Accrued compensation and related benefits	9,002	17,421
Current portion of content payables	25,817	26,718
Current portion of lease liabilities	8,138	8,690
Liabilities held for sale	2,356	—
Other current liabilities	32,552	39,682
Total current liabilities	116,704	132,818
LONG-TERM DEBT, net of original issue discount and issuance costs	715,204	739,000
CONTENT PAYABLES, net of current portion	6,032	10,365
LONG-TERM LEASE LIABILITIES	20,526	25,545
OTHER LONG-TERM LIABILITIES	28,407	34,856
DEFERRED TAX LIABILITIES, NET	37,155	39,389
Total liabilities	924,028	981,973

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	24,288	31,923

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,853,682 and 9,854,682 shares issued and outstanding at June 30, 2023 and December 31, 2022,	10	10
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at June 30, 2023 and December 31, 2022	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,006,297 and 33,618,227 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	34	34
Accumulated other comprehensive income	—	73,227
Additional paid-in capital	999,459	993,484
Accumulated deficit	(667,977)	(736,010)
Total stockholders’ equity	331,531	330,750
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,279,847	$1,344,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

(In thousands, except share data)

(Unaudited)

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(736,010)	$330,750
Cumulative effect of accounting change	—	—	—	—	—	—	—	589	589
BALANCE, as of January 1, 2023	$—	$10	$3	$2	$34	$73,227	$993,484	$(735,421)	$331,339
Net (loss)	—	—	—	—	—	—	—	(2,922)	(2,922)
Stock-based compensation expense	—	—	—	—	—	—	2,558	—	2,558
Repurchase of 256,442 shares of Class D common stock	—	—	—	—	—	—	(1,324)	—	(1,324)
Vesting of share-based payment awards upon grant	—	—	—	—	—	—	3,234	—	3,234
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,308)	—	(1,308)
BALANCE, as of March 31, 2023	$—	$10	$3	$2	$34	$73,227	$996,644	$(738,343)	$331,577
Net income	—	—	—	—	—			70,366	70,366
Stock-based compensation expense	—	—	—	—	—	—	1,305	—	1,305
Repurchase of 18,459 shares of Class D common stock	—	—	—	—	—	—	(111)		(111)
Sale of MGM investment	—	—	—	—	—	(73,227)	—	—	(73,227)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	1,621	—	1,621
BALANCE, as of June 30, 2023	$—	$10	$3	$2	$34	$—	$999,459	$(667,977)	$331,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(In thousands, except share data)

(Unaudited)

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,353)	$303,644
Net income	—	—	—	—	—	—	—	16,488	16,488
Stock-based compensation expense	—	—	—	—	—	—	124	—	124
Repurchase of 2,649 shares of Class D common stock	—	—	—	—	—	—	(10)	—	(10)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(871)	—	(871)
Other comprehensive income, net of tax	—	—	—	—	—	7,896	—	—	7,896
BALANCE, as of March 31, 2022	$—	$9	$3	$2	$37	$62,846	$1,018,239	$(753,865)	$327,271
Net income	—	—	—	—	—	—	—	16,294	16,294
Stock-based compensation expense	—	—	—	—	—	—	336	—	336
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(24,655)	—	(24,659)
Exercise of options for 60,240 shares of common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,036)	—	(1,036)
Other comprehensive income, net of tax	—	—	—	—	—	75	—	—	75
BALANCE, as of June 30, 2022	$—	$9	$3	$2	$33	$62,921	$992,934	$(737,571)	$318,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,747	$34,058
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense	(311)	(35)
Depreciation and amortization	4,483	4,886
Amortization of debt financing costs	968	1,005
Amortization of launch assets	2,490	1,897
Amortization of content assets	24,374	20,341
Deferred income taxes	21,365	8,876
Amortization of right of use assets	4,248	4,330
Impairment of goodwill, intangible assets, and long-lived assets	38,856	14,905
Non-cash fair value adjustment of Employment Agreement Award	(1,818)	1,482
Stock-based compensation	5,598	460
Gain on retirement of debt	(2,356)	(1,855)
Loss on deconsolidation of RVAEH	187	—
Non-cash income on PPP loan forgiveness	—	(7,575)
Realized gain on available for sale debt securities	(96,826)	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	19,774	3,444
Prepaid expenses and other current assets	2,260	(251)
Other assets	1,249	(698)
Content Assets	(26,479)	(27,595)
Accounts payable	(699)	42
Accrued interest	(769)	(810)
Accrued compensation and related benefits	(8,419)	(3,688)
Other liabilities	(15,147)	(4,993)
Launch Support	—	(5,000)
Net cash flows provided by operating activities	41,775	43,226
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,118)	(3,871)
Restricted cash derecognized in deconsolidation of RVAEH	(26,000)	—
Proceeds from sale of RVAEH interest	6,563	—
Proceeds from sale of available for sale debt securities	136,826	—
Net cash flows (used in) provided by investing activities	113,271	(3,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interest members of RVAEH	—	398
Payments of long-term debt	(22,281)	(22,750)
Repurchase of common stock	(1,435)	(24,669)
Payment of dividends to noncontrolling interest members of Reach Media	(2,001)	(1,599)
Proceeds from exercise of stock options	—	50
Net cash flows used in financing activities	(25,717)	(48,570)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	129,329	(9,215)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	101,879	158,718
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$231,208	$149,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$27,723	$31,543
Income taxes, net of refunds	$69	$698

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Right of use asset and lease liability additions	$1,396	$435
Non-cash launch additions	$—	$13,750
Adjustment of redeemable noncontrolling interests to estimated redemption value	$(313)	$1,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION:

Urban One, Inc., a Delaware corporation, and its subsidiaries, (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of June 30, 2023, we owned and/or operated 66 independently formatted, revenue producing broadcast stations (including 55 FM or AM stations, 9 HD stations, and the 2 low power television stations), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show, and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. During the three months ended June 30, 2023, the Company completed the sale of its investment in MGM National Harbor (the “MGM Investment”), a gaming resort located in Prince George’s County, Maryland. Please refer to Note 2(m) – Investments of our consolidated financial statements for more details. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate other brands, such as TV One, CLEO TV, Reach Media, iONE Digital, and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. (See Note 8 – Segment Information of our consolidated financial statements.)

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

In July 2021, RVA Entertainment Holdings, LLC, RVAEH, a previously consolidated joint venture of the Company, entered into a Host Community Agreement (the “Original HCA”) with the City of Richmond (the “City”) for the development of the ONE Casino + Resort, (the “Project”), and the partners of RVAEH made an initial investment of $26.0 million (the “Upfront Payment”) into an escrow account. In February 2023, given a change in the joint venture ownership structure, RVAEH no longer met the consolidation requirements and therefore, the Company began accounting for its investment in RVAEH under the equity method. Accordingly, the Company deconsolidated RVAEH (including $26.0 million in restricted cash) from its consolidated balance sheets. See (m) Investments below for the Company’s accounting for RVAEH. RVAEH’s restricted cash on the Company’s consolidated balance sheets was $0.0 million and $26.0 million as of June 30, 2023 and December 31, 2022, respectively.

(b)Trade Accounts Receivable

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) on January 1, 2023. The Company estimates the allowance for expected credit losses on trade accounts receivable in pools based on the Company’s four reportable segments and historical credit loss information over a defined period adjusted for current conditions and reasonable and supportable forecasts. Large individual receivables for which there is indication of increased credit risk are individually assessed for loss allowances. The Company reports the allowance for expected credit losses for financial assets measured at amortized cost. The allowance for expected credit losses is reviewed periodically by management.

Trade accounts receivable, which consist of both billed and unbilled receivables, are recorded at their invoiced amount, and presented as net of an allowance for expected credit loss. Inactive delinquent accounts that are past due beyond a certain number of days are written off and often pursued by other collection efforts. Bankruptcy accounts are immediately written off upon receipt of the bankruptcy notice from the courts. Subsequent recoveries of these amounts are recorded as received.

Allowance for Expected Credit Loss

The changes in the allowance for expected credit loss are as follows:

As of June 30, 2023
(In thousands)
Balance at Beginning of Period(1)	$8,643
Charged to Expense, net	(311)
Less: Deductions	(1,229)
Balance at End of Period	$7,103
(1)	The allowance for expected credit loss as of January 1, 2023 includes $0.6 million cumulative-effect adjustment of the adoption of ASU 2016-13.

(c)Financial Instruments

As of June 30, 2023 and December 31, 2022, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt, and debt securities. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2023 and December 31, 2022, except for the Company’s long-term debt. On January 25, 2021, the Company borrowed $825.0 million in aggregate principal amount of senior secured notes due February 2028 and bearing interest at a rate of 7.375% (the “2028 Notes”). The 2028 Notes had a carrying value of approximately $725.0 million and fair value of approximately $634.4 million as of June 30, 2023, and had a carrying value of approximately $750.0 million and fair value of approximately $646.9 million as of December 31, 2022. The fair values of the 2028 Notes, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date.

(d)Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In general, spot advertising (both radio and cable television) as well as digital advertising is satisfied as advertising spots or as impressions are delivered. For our cable television affiliate revenue, the Company grants a license to the affiliate to distribute its television programming content through the license period, and the Company recognizes revenue based on the number of subscribers each month. Finally, for event-based revenue, the Company’s events typically occur on one specified date when revenue is recognized. However, there may be performance obligations that are satisfied in the weeks leading up to the event, such as radio and digital advertising, and in such instances revenue is recognized as the underlying performance obligations are satisfied based on the allocated transaction price and the pattern of delivery to the customer.

Within the radio broadcasting and Reach Media segments, revenues are generated from the sale of spot advertisements and sponsorships. Revenue is recognized for each performance obligation based on the allocated transaction price and the pattern of transfer to the customer. The Company records as revenue the amount of consideration that it receives. For the radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $4.6 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively, and $8.8 million and $8.0 million for the six months ended June 30, 2023 and 2022, respectively.

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

The cable television segment derives advertising revenue from the sale of television airtime to advertisers and revenue is recognized over time when the advertisements are run. In the agreements governing advertising campaigns, the Company may also promise to deliver to its customers a guaranteed minimum number of viewers or impressions on a specific television network within a particular demographic. These guaranteed advertising campaigns are considered to represent a single, distinct performance obligation. Revenues are recognized based on the guaranteed audience level multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced amounts may exceed the value of the actual audience delivery. As such, a portion of revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guaranteed lapse, which is typically less than one year. Audience guarantees are initially developed internally, based on planned programming, historical audience levels, and market trends. Actual audience and delivery information is obtained from independent ratings services. Agency and outside sales representative commissions were approximately $5.0 million and $5.3 million for the three months ended June 30, 2023 and 2022, respectively, and $10.0 million and $10.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

Revenue by Contract Type

The following chart shows the sources of our net revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)
Radio advertising	$45,135	$44,067	$88,242	$83,817
Political advertising	410	1,686	658	2,199
Digital advertising	18,861	17,881	33,932	33,363
Cable television advertising	30,247	29,120	56,069	59,535
Cable television affiliate fees	22,184	24,165	46,020	49,917
Event revenues & other	12,815	1,738	14,600	1,957
Net revenue	$129,652	$118,657	$239,521	$230,788

Contract Assets and Liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income, reserve for audience deficiency and unearned event income) that are not separately stated in our consolidated balance sheets at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022

	(In thousands)
Contract assets:
Unbilled receivables	$9,613	$12,597
Contract liabilities:
Customer advances and unearned income	$3,058	$6,123
Reserve for audience deficiency	11,697	9,629
Unearned event income	639	5,708

Unbilled receivables consist of earned revenue that has not yet been billed and is included in trade accounts receivable on the consolidated balance sheets. Customer advances and unearned income represent advance payments by customers for future services under contract that are generally incurred in the near term and are included in other current liabilities on the consolidated balance sheets. For advertising sold based on audience guarantees, audience deficiency typically results in an obligation to deliver additional advertising units to the customer, generally within one year of the original airing. To the extent that audience guarantees are not met, a reserve for audience deficiency is recorded until such a time that the audience guarantee has been satisfied. Unearned event income represents payments by customers for upcoming events.

For customer advances and unearned income as of January 1, 2023, $1.5 million and $3.5 million was recognized as revenue during the three and six months ended June 30, 2023, respectively. For the reserve for audience deficiency as of January 1, 2023, $0.8 million and $1.3 million was recognized as revenue during the three and six months ended June 30, 2023.  For unearned event income as of January 1, 2023, $5.7 million was recognized as revenue during the three and six months ended June 30, 2023.

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

(e)Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the six months ended June 30, 2023 and 2022. The weighted-average amortization period for launch support was approximately 8.1 years as of June 30, 2023 and December 31, 2022. The remaining weighted-average amortization period for launch support was 3.3 years and 3.8 years as of June 30, 2023 and December 31, 2022, respectively. Amortization is recorded as a reduction to revenue. Launch support asset amortization was approximately $1.3 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $1.9 million, for the six months ended June 30, 2023 and 2022, respectively. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)Barter Transactions

In a barter transaction, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. Barter transaction revenues were approximately $0.6 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $0.9 million for the six months ended June 30 2023 and 2022, respectively. Barter transaction costs reflected in programming and technical expenses were approximately $0.4 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $0.8 million and $0.6 million, respectively for the six months ended June 30, 2023 and 2022. Barter transaction costs reflected in selling, general and administrative expenses were approximately $0.2 million for each of the three months ended June 30, 2023 and 2022, and approximately $0.4 million and $0.3 million, for the six months ended June 30, 2023 and 2022, respectively.

(g) Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses were approximately $8.7 million and $7.6 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $15.8 million and $15.0 million, for the six months ended June 30, 2023 and 2022, respectively.

(h)Earnings Per Share

Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A, Class B, Class C, and Class D common stock. The rights of the holders of Class A, Class B, Class C and Class D common stock are identical, except with respect to voting, conversion, and transfer rights.

Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

For the calculation of diluted earnings per share, net income attributable to common stockholders for basic earnings per share (“EPS”) is adjusted by the effect of dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. The undistributed earnings are allocated based on the contractual participation rights of the Class A, Class B, Class C and Class D common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis, and as such, diluted and basic earnings per share is the same for each class of common stock under the two-class method.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In Thousands)		(In Thousands)
Numerator:
Net income attributable to Class A, Class B, Class C and Class D stockholders	$70,366	$16,294	$67,444	$32,782
Denominator:
Denominator for basic net income per share - weighted average outstanding shares	47,629,163	50,806,346	47,514,722	50,994,612
Effect of dilutive securities:
Stock options and restricted stock	2,987,272	3,852,197	2,858,992	3,877,351
Denominator for diluted net income per share - weighted-average outstanding shares	50,616,435	54,658,543	50,373,714	54,871,963

Net income attributable to Class A, Class B, Class C and Class D stockholders per share – basic	$1.48	$0.32	$1.42	$0.64
Net income attributable to Class A, Class B, Class C and Class D stockholders per share – diluted	$1.39	$0.30	$1.34	$0.60

For the three and six months ended June 30, 2023 and 2022 there were no material potentially antidilutive securities excluded from the computation of diluted EPS:

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

As of June 30, 2023 and December 31, 2022, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of June 30, 2023
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$23,923	$—	$—	$23,923

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$24,288	$—	$—	$24,288

Assets subject to fair value measurement:
Cash equivalents - money market funds (d)	$188,238	$188,238	$—	$—
Total	$188,238	$188,238	$—	$—

As of December 31, 2022
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$25,741	$—	$—	$25,741

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$25,299	$—	$—	$25,299

Assets subject to fair value measurement:
Available-for-sale securities (c)	$136,826	$—	$—	$136,826
Cash equivalents - money market funds (d)	39,798	39,798		—
Total	$176,624	$39,798	$—	$136,826
(a)	Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008 and with terms amended in September 2022, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples.

(b)	The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, discount rate and terminal growth rate.

(c)	During the three months ended June 30, 2023, the Company completed the sale of its MGM Investment. Please refer to Note 2(m) – Investments for more details. The investment in MGM National Harbor was preferred stock that had a non-transferable put right and is classified as an available-for-sale debt security. The investment was initially measured at fair value using a dividend discount model. Significant inputs to the dividend discount model include revenue growth rates, discount rate and a terminal growth rate. As of June 30, 2023 and December 31, 2022, the investment’s fair value was measured using a contractual valuation approach. This method relied on a contractually agreed upon formula established between the Company and MGM National Harbor as defined in the Second Amended and Restated Operating Agreement of MGM National Harbor, LLC (“the Agreement”) rather than market-based inputs or traditional valuation methods. As defined in the Agreement, the calculation of the put was based on operating results, Enterprise Value and the Put Price Multiple. The inputs used in this measurement technique were specific to the entity, MGM

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

There were no transfers within Level 1, 2, or 3 during the six months ended June 30, 2023. The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023:

		Employment	Redeemable
	Available-for-Sale	Agreement	Noncontrolling
	Securities	Award	Interests

	(In thousands)
Balance at December 31, 2022	$136,826	$25,741	$25,299
Net income attributable to noncontrolling interests	—	—	1,303
Sale of available-for-sale securities	(136,826)	—	—
Dividends paid to noncontrolling interests	—	—	(2,001)
Change in fair value	—	(1,818)	(313)
Balance at June 30, 2023	$—	$23,923	$24,288

Amount of total (loses)/ income for the period included in earnings attributable to the change in unrealized income relating to assets and liabilities still held at the reporting date	$—	$1,818	$—

		Employment	Redeemable
	Available-for-Sale	Agreement	Noncontrolling
	Securities	Award	Interests

	(In thousands)
Balance at December 31, 2021	$112,600	$28,193	$18,655
Net income attributable to noncontrolling interests	—	—	1,471
Dividends paid to redeemable noncontrolling interests	—	—	(1,599)
Change in fair value included within other comprehensive income	10,500	—	—
Change in fair value	—	1,482	1,907
Balance at June 30, 2022	$123,100	$29,675	$20,434

Amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(1,482)	$—

Losses and gains included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the Employment Agreement Award for the three and six months ended June 30, 2023 and 2022.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

As of	As of
June 30,	December 31,
2023	2022
Significant
Unobservable	Significant Unobservable
Level 3 assets and liabilities	Valuation Technique	Inputs	Input Value
Employment Agreement Award	Discounted cash flow	Discount rate	10.5%	10.5%
Employment Agreement Award	Discounted cash flow	Terminal growth rate	0.5%	0.5%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	32.6% - 44.3%	33.7% - 46.6%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(2.5)% - 2.5%	(4.1)% - 4.2%
Employment Agreement Award	Market Approach	Average recurring EBITDA multiple	5.7	x	6.6	x
Redeemable noncontrolling interest	Discounted cash flow	Discount rate	12.0%	11.5%
Redeemable noncontrolling interest	Discounted cash flow	Terminal growth rate	0.3%	0.3%
Redeemable noncontrolling interest	Discounted cash flow	Operating profit margin range	26.3% - 30.1%	25.8% - 29.8%
Redeemable noncontrolling interest	Discounted cash flow	Revenue growth rate range	0.3% - 12.4%	0.2% - 32.2%

Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses, and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. See Note 4 – Radio Broadcasting Licenses of our consolidated financial statements for further discussion.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022

Operating lease cost (cost resulting from lease payments)	$2,890		$3,169		$5,839		$6,414
Variable lease cost (cost excluded from lease payments)	11		10		22		20
Total lease cost	$2,901		$3,179		$5,861		$6,434

Operating lease - operating cash flows (fixed payments)	$3,127		$3,503		$6,229		$7,006
Operating lease - operating cash flows (liability reduction)	$2,277		$2,479		$4,528		$4,928

Weighted average lease term - operating leases	5.34	years	4.68	years	5.34	years	4.68	years
Weighted average discount rate - operating leases	11.00%		11.00%		11.00%		11.00%

As of June 30, 2023, maturities of lease liabilities (inclusive of lease liabilities held for sale) were as follows:

For the Year Ended December 31,	(In thousands)
For the remaining six months ending December 31, 2023	$5,646
2024	10,932
2025	7,046
2026	5,280
2027	3,670
Thereafter	8,540
Total future lease payments	41,114
Less: imputed interest	(10,094)
Less: leases held for sale	(2,356)
Total future lease payments	$28,664

(k)Impact of Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13. ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” which deferred the effective date of credit loss standard ASU 2016-13 by two years for smaller reporting companies and permits early adoption. ASU 2016-13 became effective for the Company beginning January 1, 2023.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with “Revenue from Contracts with Customers (Topic 606)”, rather than adjust them to fair value at the acquisition date. The guidance became effective for the Company beginning January 1, 2023 and applies to acquisitions occurring after the effective date. The new guidance had no material impact to the consolidated financial statements during the quarter ended June 30, 2023 as there were not any acquisitions during the period.

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

The Company classified its investment in MGM National Harbor as an available-for-sale debt security. Investments classified as available-for-sale were carried at fair value with unrealized gains and losses, net of deferred taxes, reflected in accumulated other comprehensive income. Net realized gains and losses on sales of available-for-sale securities, and unrealized losses considered to be other-than-temporary, are recorded to other income, net in the consolidated statements of operations.

On March 8, 2023, Radio One Entertainment Holdings, LLC (“ROEH”), a wholly owned subsidiary of the Company, issued a put notice (the “Put Notice”) with respect to one hundred percent (100%) of its interest (the “Put Interest”) in MGMNH. On April 21, 2023, ROEH closed on the sale of the Put Interest and the Company received approximately $136.8 million in proceeds from the sale of the available-for-sale debt security and recognized pre-tax gains of $96.8 million, which is included in other income, net on the consolidated statements of operations. The cost of the available for sale security sold was determined using the specific identification method.

The investment entitled the Company to an annual cash distribution based on net gaming revenue. As the Company exercised its Put Interest in March 2023, the Company did not have any distribution income for the three and six months ended June 30, 2023. The Company recognized approximately $2.1 million and $4.1 million in distribution income, which is included in other income, net on the consolidated statements of operations for three and six months ended June 30, 2022.

The amortized cost, estimated fair value, and gains and losses on the debt security classified as available-for-sale as of June 30, 2023 and December 31, 2022 are summarized as follows:

	Amortized	Gross	Gross	Gross
	Cost	Unrealized	Unrealized	Realized	Fair
	Basis	Gains	Losses	Gains	Value

	(In thousands)
June 30, 2023
MGM Investment	$—	$—	$—	$96,826	$—

December 31, 2022
MGM Investment	$40,000	$104,326	$(7,500)	$—	$136,826

RVA Entertainment Holding

In 2021, the Company and Peninsula Pacific Entertainment (succeeded by Churchill Downs Incorporated (“CDI”) on November 1, 2022) formed a joint venture, RVAEH, to develop and operate a casino resort in Richmond. At the time, the Company owned 75% of the joint venture and met the requirements to consolidate the joint venture under the VIE method as the Company had control to direct the activities of RVAEH and the obligation to absorb losses and the right to receive benefits that could potentially be significant to RVAEH. The investment included a put right allowing the noncontrolling interest holder the option to require the Company to purchase all shares of the noncontrolling interest holder starting 10 years after reaching a certain milestone. Therefore, the put rights were required to be presented as mezzanine equity and were recorded at cost, adjusted for the noncontrolling interest in the net loss of RVAEH. When the redemption or carrying value is less than the recorded redemption value, the Company adjusts the redeemable noncontrolling interest to equal the redemption value with changes recognized as an adjustment to retained earnings, or in the absence of retained earnings, additional paid-in-capital. Any such adjustment, when necessary, will be performed as of the applicable balance sheet date. RVAEH’s redeemable noncontrolling interest on the Company’s consolidated balance sheet as of December 31, 2022 was $6.6 million.

On February 14, 2023, CDI purchased 25% of the Company’s investment in RVAEH for $6.6 million, bringing both the Company’s and CDI’s ownership interests to 50% each. On this date, the Company no longer met the requirements to consolidate the joint venture entity as it was no longer the primary beneficiary of RVAEH. The Company deconsolidated RVAEH’s assets, liabilities, and redeemable noncontrolling interest, and, using CDI’s cash payment for 25% of RVAEH to calculate the fair value of the joint venture, recognized a $0.2 million loss in other income, net on the consolidated statements of operations. The Company then began accounting for its interest in the joint venture using the equity method. Under the equity method, the initial investment is recorded at cost and subsequently adjusted for the Company’s proportionate share of net income or losses, cash contributions made and distributions received, and other adjustments, as appropriate. As of June 30, 2023, the carrying amount of the Company’s investment in unconsolidated joint ventures on the consolidated balance sheet was $13.1 million. The Company’s proportionate share of net loss is included in other income, net on the consolidated statements of operations.

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

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company’s film groups for commission programming are generally aligned along genre, while the Company’s licensed content is considered a separate film group. The Company evaluates the fair value of content at the film group level by considering expected future revenue generation using a cash flow analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. The Company determined there were no impairment indicators during the three or six months ended June 30, 2023 and 2022. Impairment and amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. All commissioned and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(o)Employment Agreement Award

The Company accounts for the Employment Agreement Award at fair value. The Company estimated the fair value of the award at June 30, 2023, and December 31, 2022, to be approximately $23.9 million and $25.7 million, respectively. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The income (expense) associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $1.7 million and $(0.9) million for the three months ended June 30, 2023 and 2022, respectively, $1.8 million and $(1.5) million for the six months ended June 30, 2023, and 2022, respectively.

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

(p)Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. For 2023, $250,000 to the

Foundation is guaranteed. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of June 30, 2023, Reach Media owed the Foundation approximately $159,000 and as of December 31, 2022, the Foundation owed Reach Media approximately $2.3 million under the agreements for the operation of the cruises. The Fantastic Voyage took place during the second quarter of 2023. As of June 30, 2023, the Foundation owed approximately $1.5 million to Reach Media related to vessel payments for the Fantastic Voyage 2024.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed an immaterial amount of Reach Media.

For the six months ended June 30, 2023, Reach Media's revenues, expenses, and operating income for the Fantastic Voyage were approximately $10.0 million, $8.2 million, and $1.75 million, respectively. The Fantastic Voyage was not operated in 2022.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. During each of the six months ended June 30, 2023 and 2022, the Company incurred expense of approximately $1.8 million. As of June 30, 2023 and December 31, 2022, the Company owed BMI approximately $1.1 million and $1.5 million, respectively.

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

3.    ACQUISITIONS AND DISPOSITIONS:

On April 11, 2023, the Company entered into a definitive asset purchase agreement with Cox Media Group (“CMG”) to purchase its Houston radio cluster. Under the terms of the agreement, Urban One agreed to acquire 93Q Country KKBQ-FM, classic rock station The Eagle 106.9 & 107.5 KHPT-FM and KGLK-FM, and Country Legends 97.1 KTHT-FM. The transaction price was $27.5 million. The acquisition was completed on August 1, 2023. In anticipation of the transaction with CMG, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the radio broadcasting segment to a third party for approximately $7.5 million which represents estimated fair value as of March 31, 2023. As part of customary closing terms, the KROI assets are held in an irrevocable trust until the transaction is complete, which is anticipated to close in 2024. The identified assets and liabilities, with a combined carrying value of approximately $9.9 million (net of impairments of approximately $16.8 million) and $2.4 million, respectively, were classified as held for sale in the consolidated balance sheet at June 30, 2023. The major category of the assets held for sale included radio broadcasting licenses in the amount of approximately $7.3 million (net of impairments). The Company recognized an impairment charge of approximately $16.8 million related to the held for sale assets during the six months ended June 30, 2023.  In addition, the Company is required to divest of KTHT-FM as part of the closing conditions of the CMG transaction. The assets are held in an irrevocable trust until the divestiture is complete which is anticipated to close in 2024.

On June 13, 2022, the Company entered into a definitive asset purchase agreement with Emmis Communications (“Emmis”) to purchase its Indianapolis Radio Cluster to expand the Company’s market presence. The deal was subject to FCC approval and other customary closing conditions and, after obtaining the approvals, closed on August 31, 2022. Urban One acquired radio stations WYXB (B105.7FM), WLHK (97.1FM), WIBC (93.1FM), translators W228CX and W298BB (The Fan 93.5FM and 107.5FM), and Network Indiana for $25.0 million. As part of the transaction, the Company disposed of its former WHHH radio broadcasting license along with the intellectual property related to WNOW (there was a call letter change from WHHH to WNOW immediately prior to the close) to a third party for approximately $3.2 million. The fair value of the assets disposed approximated the carrying value of the assets. The Company recognized a net loss of approximately $0.1 million related to the disposal transaction during the year ended December 31, 2022.

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

Unaudited Pro Forma Information

The table below sets forth unaudited pro forma results of operations, assuming that the Emmis acquisition occurred on January 1, 2022:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022

Net revenue	$123,439	$239,932
Operating income	25,846	62,578
Net income	17,340	34,670

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other accounting adjustments, and is not indicative of what our results would have been had the Company operated Emmis for the period presented because the pro forma results do not reflect expected synergies. The pro forma adjustments primarily reflect depreciation expense and amortization of tangible and intangible assets related to the fair value adjustments of the assets acquired. The pro forma adjustments are based on available information and assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis.

4.    RADIO BROADCASTING LICENSES:

Broadcasting Licenses Impairment

As of June 30, 2023, certain impairment indicators were identified, which triggered a qualitative impairment assessment for radio broadcasting licenses in all markets. Based on the results of the qualitative assessment, the Company performed a quantitative assessment for radio broadcasting licenses in certain markets to determine whether they were impaired. To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, mature operating profit margin for average stations in the markets where the Company operates, terminal growth rate, and discount rate.

The Company carried out a discounted cash flow analysis to determine the fair value of broadcasting licenses for eight markets.  Based on this analysis, the Company recognized an impairment loss of approximately $22.1 million associated with five markets, included in impairment of goodwill, intangible assets, and long-lived assets, on the consolidated statement of operations during the three months ended June 30, 2023. The primary factor leading to the impairments was a decline in the projected gross market revenues.

In addition, the Company recognized an impairment loss of $16.8 million associated with the sale of the KROI-FM radio broadcasting license as discussed in Note 3 – Acquisitions and Dispositions, during the three months ended March 31, 2023.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses in the interim impairment assessment as of June 30, 2023.

Discount rate	9.5%
Revenue growth rate range	0.3% - 1.4%
Terminal growth rate	0.3% - 0.8%
Mature market share	0.9% - 28.8%
Mature operating profit margin range	18.8% - 34.6%

The following table presents the changes in the Company’s radio broadcasting licenses carrying value during the six months ended June 30, 2023.

Total
(In thousands)
Balance at January 1, 2023	$488,419
Impairment charges	(38,856)
Assets held for sale	(7,275)
Balance at June 30, 2023	$442,288

5.    LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30,	December 31,
	2023	2022

	(In thousands)
7.375% Senior Secured Notes due February 2028	$725,000	$750,000
Total debt	725,000	750,000
Less: current portion of long-term debt	—	—
Less: original issue discount and issuance costs	9,796	11,000
Long-term debt, net	$715,204	$739,000

7.375% 2028 Notes

On January 7, 2021, the Company launched an offering (the “2028 Notes Offering”) of $825.0 million in aggregate principal amount of 7.375% senior secured notes due 2028 (the “2028 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  On January 8, 2021, the Company entered into a purchase agreement with respect to the 2028 Notes at an issue price of 100% and the 2028 Notes Offering closed on January 25, 2021. The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028 and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum.

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

The amount of deferred financing costs included in interest expense for all instruments, for each of the three and six months ended June 30, 2023 and 2022, was approximately $0.5 million and $1.0 million. The Company’s effective interest rate for 2023 was 7.74% and for 2022 was 7.83%.

During the quarter ended March 31, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million for the quarter ended March 31, 2023.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.

PPP Loan

On January 29, 2021, the Company submitted an application for participation in the second round of the Paycheck Protection Program loan program (“PPP”) and on June 1, 2021, the Company received proceeds of approximately $7.5 million. During the three months ended June 30, 2022, the PPP loan and related accrued interest was forgiven and recorded as other income, net in the amount of $7.6 million. Prior to being forgiven, the loan bore interest at a fixed rate of 1% per year and was scheduled to mature June 1, 2026.

Asset-Backed Credit Facilities

On February 19, 2021, the Company closed its current asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. On closing of the Current ABL Facility, the former facility was terminated on February 19, 2021. As of June 30, 2023 and December 31, 2022, there was no balance outstanding on the Current ABL Facility.

At the Company’s election, the interest rate on borrowings under the Current ABL Facility is based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current ABL Facility) or (ii) until execution of the Waiver and Amendment (as defined below) took effect, the then applicable margin relative to LIBOR Loans (as defined in the Current ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.

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

All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company has obtained waivers due to certain events of default related to the Company's failure to timely deliver certain financial deliverables. See Note 10 – Subsequent Events of our consolidated financial statements for further details.

On April 30, 2023, the Company entered into a waiver and amendment (the “Waiver and Amendment”) to the Current ABL Facility.  The Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver the Annual Financial Deliverables for the Fiscal Year ended December 31, 2022 as required under the Current ABL Facility (the “Specified Defaults”).

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

Between June 5, 2023 and November 9, 2023, the Company entered into four more waiver and amendments related to the Company’s failure to timely deliver both the Annual Financial Deliverables for the Fiscal Year ended December 31, 2022 and Quarterly Financial Deliverables for the Quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 as required under the Current ABL Facility. Most recently, November 9, 2023, the Company entered into a fifth waiver and amendment (the “Fifth Waiver and Amendment”) to the Current ABL Facility. The Fifth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver the Delayed Reports.  The Fifth Waiver and Amendment set a due date of November 30, 2023 for the Delayed Reports and a due date of December 31, 2023 for the Quarterly Financial Deliverables for the three months ended September 30, 2023.

The Current ABL Facility matures on the earlier to occur of: (a) the date that is five (5) years from the effective date of the Current ABL Facility, and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

The Current ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association. See Note 10 – Subsequent Events of our consolidated financial statements for further details.

Letter of Credit Facility

The Company had a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of June 30, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of June 30, 2023, are as follows:

7.375% Senior
Secured Notes due
February 2028
(In thousands)
July - December 2023	$—
2024	—
2025	—
2026	—
2027	—
2028 and thereafter	725,000
Total debt	$725,000

6.    INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $22.0 million on pre-tax income from continuing operations of approximately $90.8 million for the six months ended June 30, 2023, which results in an effective tax rate of approximately 24.4%. This rate is based on the estimated annual effective tax rate of approximately 30.5%, and discrete tax expense of approximately $23.9 million related to the gain on the sale of the Company’s MGM investment.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2023, the Company believes it is more likely than not that these DTAs will be realized.

The Company is subject to the continuous examination of our income tax returns by the IRS and other domestic tax authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. The Company believes that it is reasonably possible that a decrease of up to approximately $0.1 million of unrecognized tax benefits related to state tax exposures may occur within the next twelve months.

7.    STOCKHOLDERS’ EQUITY:

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

During the six months ended June 30, 2023, the Compensation Committee awarded certain executive officers and management personnel 743,599 restricted shares of the Company’s Class D common stock, and stock options to purchase 439,429 shares of the Company’s Class D common stock. Of these awards, 688,987 restricted shares and 415,141 stock options to purchase of the Company’s Class D common stock vested upon grant. In connection with the vesting of these awards, a total of 245,439 shares were disposed of to settle the recipients’ tax obligations.

On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the three months ended June 30, 2023 the Company did not repurchase any shares of Class A or Class D stock under this authorization.  The Company has $0.4 million remaining under its most recent and open authorization.

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

During the three months ended June 30, 2023 and 2022, the Company executed a Stock Vest Tax Repurchase of 18,459 shares of Class D Common Stock in the amount of $0.1 million at an average price of $6.00 per share and 16,181 shares of Class D Common Stock in the amount of $0.1 million at an average price of $5.64 per share, respectively.

During the six months ended June 30, 2023 and 2022, the Company executed Stock Vest Tax Repurchases of 274,077 shares of Class D Common Stock in the amount of approximately $1.4 million at a price of $5.22 per share and 18,830 shares of Class D Common Stock in the amount of $0.1 million at an average price of $5.36 per share, respectively.

Stock Option and Restricted Stock Grant Plan

The Company has one equity and performance incentive plan, the 2019 Equity and Performance Incentive Plan, for stock options and restricted stock. Both Class A and Class D common stock are available for grant. The Company uses an average life for all option awards. The Company settles stock options, net of tax, upon exercise by issuing stock.

During the three months ended June 30, 2023, 54,612 restricted shares of the Company’s Class D common stock, and stock options to purchase 24,288 shares of the Company’s Class D common stock vested. These awards were previously granted by the Compensation Committee during the three months ended March 31, 2023. In connection with the vesting of these awards, a total of 18,459 shares were disposed of to settle the recipients’ tax obligations.

Pursuant to the terms of each of our stock plans and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

The Company did not grant any options for the three months ended June 30, 2023 and granted a total of 6,887 options to purchase the Company’s Class D shares during the three months ended June 30, 2022. The Company granted a total of 439,429 and 6,887 options to purchase the Company’s Class D shares during the six months ended June 30, 2023, and 2022, respectively.

Transactions and other information relating to stock options for the six months ended June 30, 2023, are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2022	4,594,734	$2.59	5.72	$5,871,492
Grants	439,429	5.14	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	—	—	—	—
Balance as of June 30, 2023	5,034,163	$2.81	5.61	$16,082,268
Vested and expected to vest at June 30, 2023	4,983,200	2.80	5.57	15,992,008
Unvested at June 30, 2023	417,442	4.23	9.24	739,697
Exercisable at June 30, 2023	4,616,721	2.68	5.28	15,342,571

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2023, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2023. This amount changes based on the fair market value of the Company’s stock.

There were no options exercised during the six months ended June 30, 2023, and 60,240 options exercised six months ending June 30, 2022. A total of 24,288 options vested during the three months ended June 30, 2023 and no options vested during the three months ended June 30, 2022. A total of 487,785 and 16,795 options vested during the six months ended June 30, 2023, and 2022, respectively.

As of June 30, 2023, $0.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 12 months. The weighted-average fair value per share of shares underlying stock options was $1.76 on June 30, 2023.

The Company did not grant any options to purchase shares of Class A common stock during the three and six months ended June 30, 2023 and 2022. The Company granted a total of 743,599 and 54,759 restricted shares of Class D common stock during the three and six months ended June 30, 2023 and 2022, respectively

Activity relating to grants of restricted shares of Class D common stock for the six months ended June 30, 2023, are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2022	434,264	$4.27
Grants	743,599	5.13
Vested	(826,341)	5.04
Forfeited/cancelled/expired	—	—
Unvested at June 30, 2023	351,522	$4.27

The Company did not award any restricted shares of Class A common stock during the six months ended June 30, 2023 and 2022. There were no restricted shares of Class A common stock that vested or were cancelled during the period. There were 750,000 unvested shares of restricted Class A common stock as of June 30, 2023 and no unvested shares of restricted Class A common stock as of June 30, 2022.

Restricted stock grants for Class A and Class D shares were and are included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2023, approximately $2.7 million of total unrecognized compensation cost related to awards of restricted Class A common stock is expected to be recognized over a weighted-average period of 18 months. As of June 30, 2023, approximately $1.0 million of total unrecognized compensation cost related to awards of restricted Class D common stock is expected to be recognized over a weighted-average period of 10 months.

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

The accounting policies described in the summary of significant accounting policies in Note 2 – Summary of Significant Accounting Policies of our consolidated financial statements are applied consistently across the segments.

Detailed segment data for the three and six months ended June 30, 2023 and 2022, is presented in the following tables:

	Three Months Ended
	June 30,
	2023	2022

	(In thousands)
Net Revenue:
Radio Broadcasting	$39,196	$37,192
Reach Media	20,052	11,093
Digital	18,908	17,881
Cable Television	52,430	53,296
All other - corporate/eliminations*	(934)	(805)
Consolidated	$129,652	$118,657

Operating Expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio Broadcasting	$29,424	$25,538
Reach Media	15,624	6,279
Digital	12,818	10,218
Cable Television	28,601	25,398
All other - corporate/eliminations	9,563	8,463
Consolidated	$96,030	$75,896

Depreciation and Amortization:
Radio Broadcasting	$888	$825
Reach Media	40	46
Digital	364	332
Cable Television	251	952
All other - corporate/eliminations	343	326
Consolidated	$1,886	$2,481

Impairment of goodwill, intangible assets, and long-lived assets:
Radio Broadcasting	$22,081	$14,905
Reach Media	—	—
Digital	—	—
Cable Television	—	—
All other - corporate/eliminations	—	—
Consolidated	$22,081	$14,905

Operating income (loss):
Radio Broadcasting	$(13,197)	$(4,076)
Reach Media	4,388	4,768
Digital	5,726	7,331
Cable Television	23,578	26,946
All other - corporate/eliminations	(10,840)	(9,594)
Consolidated	$9,655	$25,375

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(934)	$(805)

Capital expenditures by segment are as follows:
Radio broadcasting	$1,372	$616
Reach Media	17	153
Digital	365	410
Cable television	—	233
All other - corporate/eliminations	354	883
Consolidated	$2,108	$2,295

	Six Months Ended
	June 30,
	2023	2022

	(In thousands)
Net revenue:
Radio broadcasting	$74,376	$68,684
Reach Media	30,968	21,123
Digital	33,979	33,367
Cable television	102,108	109,512
All other - corporate/eliminations*	(1,910)	(1,898)
Consolidated	$239,521	$230,788

Operating Expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio broadcasting	$55,872	$49,156
Reach Media	23,361	12,475
Digital	24,168	21,081
Cable television	57,984	51,327
All other - corporate/eliminations	17,021	15,122
Consolidated	$178,406	$149,161

Depreciation and Amortization:
Radio broadcasting	$1,805	$1,640
Reach Media	79	93
Digital	701	665
Cable television	1,216	1,899
All other - corporate/eliminations	682	589
Consolidated	$4,483	$4,886

Impairment of goodwill, intangible assets, and long-lived assets:
Radio broadcasting	$38,856	$14,905
Reach Media	—	—
Digital	—	—
Cable television	—	—
All other - corporate/eliminations	—	—
Consolidated	$38,856	$14,905

Operating income (loss):
Radio broadcasting	$(22,157)	$2,983
Reach Media	7,528	8,555
Digital	9,110	11,621
Cable television	42,908	56,286
All other - corporate/eliminations	(19,613)	(17,609)
Consolidated	$17,776	$61,836

* Intercompany revenue included in net revenue above is as follows:
Radio broadcasting	$(1,910)	$(1,898)

Capital expenditures by segment are as follows:
Radio broadcasting	$2,387	$1,256
Reach Media	51	174
Digital	965	635
Cable television	11	589
All other - corporate/eliminations	704	1,190
Consolidated (a)	$4,118	$3,844

(a) Consolidated amount excludes an immaterial amount related to the acquisition of property, plant and equipment that is reflected in the purchase of property and equipment amount in the consolidated statements of cash flows for the six months ended June 30, 2022.

	As of
	June 30,	December 31,
	2023	2022

	(In thousands)
Total assets:
Radio broadcasting	$563,939	$605,703
Reach Media	48,589	48,936
Digital	26,167	35,766
Cable television	409,599	414,324
All other - corporate/eliminations	231,553	239,917
Consolidated	$1,279,847	$1,344,646

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

Letters of Credit

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of June 30, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

10.    SUBSEQUENT EVENTS:

On June 5, 2023, the Company entered into a second waiver and amendment (the “Second Waiver and Amendment”) to the Current ABL Facility. On July 31, 2023, the Company entered into a third waiver and amendment (the “Third Waiver and Amendment”) to the Current ABL Facility (collectively, with the Second Waiver and Amendment, the “Waiver and Amendments”). The Waiver and Amendments waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Annual Financial Deliverables for the Fiscal Year ended December 31, 2022 and Quarterly Financial Deliverables for the Quarters ended March 31, 2023 and June 30, 2023 as required under the Current ABL Facility.  On September 29, 2023, the Company entered into a fourth waiver and amendment (the “Fourth Waiver and Amendment”) to the Current ABL Facility. The Fourth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Quarterly Financial Deliverables for the Quarter ended December March 31, 2023 (“Q1 2023 Form 10-Q”) and Quarterly Financial Deliverables for the Quarter ended June 30, 2023 (the “Q2 2023 Form 10-Q”)  as required under the Current ABL Facility and together with the Q1 2023 Form 10-Q, the “Delayed Reports”). The Fourth Waiver and Amendment sets a due date of (i) November 9, 2023 for the Q1 2023 Form 10-Q and (ii) November 14, 2023 for the Q2 2023 Form 10-Q. Most recently, November 9, 2023, the Company entered into a fifth waiver and amendment (the “Fifth Waiver and Amendment”) to the Current ABL Facility. The Fifth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver the Delayed Reports.  The Fifth Waiver and Amendment set a due date of  November 30, 2023 for the Delayed Reports and a due date of December 31, 2023 for the Quarterly Financial Deliverables for the three months ended September 30, 2023.

On September 28, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department (the “Listing Department”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that Nasdaq has initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company not being in compliance with Nasdaq Listing Rule 5250©(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). The Staff Determination had no immediate effect and will not immediately result in the suspension of trading or delisting of the Company’s shares of common stock.

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

As discussed in Note 3 – Acquisitions and Dispositions of our consolidated financial statements, the Company announced it has signed a definitive asset purchase agreement with CMG to purchase its Houston radio cluster. The transaction closed on August 1, 2023.

Since July 1, 2023, and through the date of this filing, the Company executed Stock Vest Tax Repurchases of 38,371 shares of Class D common stock for $195,000 at an average price of $5.09 per share.

Since July 1, 2023, and through the date of this filing, the Compensation Committee awarded certain executive officers and management personnel 187,668 restricted shares of the Company’s Class D common stock, and stock options to purchase 218,308 shares of the Company’s Class D common stock.  Of these awards, there were no immediate vesting of restricted shares of the Company’s Class D common stock and stock options to purchase.

On July 29, 2021, RVAEH entered into the Original HCA with the City for the development of the Project. The Original HCA imposed certain obligations on RVAEH in connection with the development of the Project, including a $26.0 million upfront payment due upon successful passage of a citywide referendum permitting development of the Project (the “Referendum”). In connection with the Original HCA, RVAEH and its development partner funded the Upfront Payment into escrow to be released to the City upon successful passage of the Referendum or back to RVAEH in the event the Referendum failed. On November 2, 2021, the Referendum was conducted, and the resort project was narrowly defeated. However, on January 24, 2022, the Richmond City Council adopted a new resolution in continued efforts to bring the Project to the City.  The new resolution was the first step in pursuit of a second referendum. The City and RVAEH then entered into the New HCA which also included an Upfront Payment to be held in escrow and payable upon successful passage of a citywide referendum permitting development of the Project or back to RVAEH in the event the second referendum failed. As a result of the efforts to obtain a second referendum, including execution of the New HCA, the Upfront Payment remained in escrow. On November 7, 2023, the second referendum was held and the resort project was defeated. As a result, the escrowed fund became releasable from the escrow and the Company anticipates receipt of its 50% portion of the escrowed funds during the quarter ended December 31, 2023.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Radio broadcasting segment	30.2%	31.3%	31.1%	29.7%

Reach Media segment	15.5%	9.3%	12.9%	9.1%

Digital segment	14.6%	15.1%	14.2%	14.4%

Cable television segment	40.4%	45.0%	42.6%	47.6%

All other - corporate/eliminations	(0.7)%	(0.7)%	(0.8)%	(0.8)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Percentage of core radio business generated from local advertising	61.5%	61.8%	61.1%	62.1%

Percentage of core radio business generated from national advertising, including network advertising	32.6%	35.9%	34.4%	35.9%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart shows the sources of our net revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months
	Ended June 30,
	2023	2022	$ Change	% Change

	(In thousands)
Net Revenue:
Radio advertising	$45,135	$44,067	$1,068	2.4%
Political advertising	410	1,686	(1,276)	(75.7)
Digital advertising	18,861	17,881	980	5.5
Cable television advertising	30,247	29,120	1,127	3.9
Cable television affiliate fees	22,184	24,165	(1,981)	(8.2)
Event revenues & other	12,815	1,738	11,077	637.3
Net revenue	$129,652	$118,657	$10,995	9.3%

	Six Months
	Ended June 30,
	2023	2022	$ Change	% Change

	(In thousands)
Net Revenue:
Radio advertising	$88,242	$83,817	$4,425	5.3%
Political advertising	658	2,199	(1,541)	(70.1)
Digital advertising	33,932	33,363	569	1.7
Cable television advertising	56,069	59,535	(3,466)	(5.8)
Cable television affiliate fees	46,020	49,917	(3,897)	(7.8)
Event revenues & other	14,600	1,957	12,643	646.0
Net revenue	$239,521	$230,788	$8,733	3.8%

In the broadcasting industry, radio stations and television stations may utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely manage the use of trade and barter agreements.

Within our digital segment, Interactive One generates the majority of the Company’s digital revenue. Our digital revenue is principally derived from advertising services on non-radio station branded, but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. As the Company runs its advertising campaigns, the customer simultaneously receives benefits as impressions are delivered, and revenue is recognized over time. The amount of revenue recognized each month is based on the number of impressions delivered multiplied by the effective per impression unit price and is equal to the net amount receivable from the customer.

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

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	Change

	(In thousands)		(In thousands)

Statements of Operations:
Net revenue	$129,652	$118,657	$10,995	9.3%
Operating expenses:
Programming and technical, excluding stock-based compensation	32,547	28,351	4,196	14.8
Selling, general and administrative, excluding stock-based compensation	49,777	35,193	14,584	41.4
Corporate selling, general and administrative, excluding stock-based compensation	11,385	12,016	(631)	(5.3)
Stock-based compensation	2,321	336	1,985	*NM
Depreciation and amortization	1,886	2,481	(595)	(24.0)
Impairment of goodwill, intangible assets, and long-lived assets	22,081	14,905	7,176	48.1
Total operating expenses	119,997	93,282	26,715	28.6
Operating income	9,655	25,375	(15,720)	(62.0)
Interest income	1,898	—	1,898	100.0
Interest expense	13,972	15,886	(1,914)	(12.0)
Gain on retirement of debt	—	1,855	(1,855)	(100.0)
Other income, net	96,773	9,725	87,048	895.1
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	94,354	21,069	73,285	347.8
Provision for income taxes	23,197	4,125	19,072	462.4
Net income	71,157	16,944	54,213	320.0
Net income attributable to noncontrolling interests	791	650	141	21.7
Net income attributable to common stockholders	$70,366	$16,294	$54,072	331.9%

*NM- Not meaningful

Net revenue

Three Months Ended June 30,		Change
2023	2022
$129,652	$118,657	$10,995	9.3%

During the three months ended June 30, 2023, we recognized approximately $129.7 million in net revenue compared to approximately $118.7 million during the three months ended June 30, 2022. These amounts are net of agency and outside sales representative commissions. We recognized approximately $39.2 million of revenue from our radio broadcasting segment during the three months ended June 30, 2023, compared to approximately $37.2 million during the three months ended June 30, 2022, an increase of approximately $2.0 million, primarily due to the acquisition of three stations in the second half of 2022 in the Indianapolis market and revenue growth in the Atlanta market. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which do not participate in Miller Kaplan) decreased 5.8% in total revenues. We recognized approximately $20.1 million of revenue from our Reach Media segment during the three months ended June 30, 2023, compared to approximately $11.1 million for the three months ended June 30, 2022, an increase of approximately $9.0 million The increase was primarily driven by the addition of the Fantastic Voyage cruise during the three months ended June 30, 2023. There was no cruise during the three months ended June 30, 2022. We recognized approximately $18.9 million of revenue from our digital segment during the three months ended June 30, 2023, compared to approximately $17.9 million for the three months ended June 30, 2022, an increase of approximately $1.0 million. The increase was primarily driven by an increase in local markets digital sales. We recognized approximately $52.4 million of revenue from our cable television segment during the three months ended June 30, 2023, compared to approximately $53.3 million for the three months ended June 30, 2022, a decrease of approximately $0.9 million. The decrease was primarily driven by a decrease in advertising sales and affiliate fees.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Change
2023	2022
$32,547	$28,351	$4,196	14.8%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were $32.5 million for the three months ended June 30, 2023, compared to $28.4 million for the three months ended June 30, 2022, an increase of approximately $4.2 million. The increase in programming and technical expenses was due to higher expenses across all segments. Expenses in our cable television segment for the three months ended June 30, 2023 increased approximately $2.3 million compared to the three months ended June 30, 2022. The increase was primarily driven by higher content amortization expense which increased approximately $1.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.  Expenses in our radio broadcasting segment for the three months ended June 30, 2023 increased approximately $1.4 million, compared to the three months ended June 30, 2022. This increase was primarily driven by an increase in programming and payroll.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Change
2023	2022
$49,777	$35,193	$14,584	41.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $49.8 million for the three months ended June 30, 2023 compared to $35.2 million for the three months ended June 30, 2022, an increase of approximately $14.6 million. Expenses in our radio broadcasting segment increased approximately $2.4 million for the three months ended June 30, 2023, compared to the same period in 2022 due primarily to higher compensation, research, travel and entertainment costs and insurance costs. Expenses in our Reach Media segment increased approximately $8.9 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 due primarily to higher traffic acquisition costs and expenses incurred in connection with the Fantastic Voyage cruise. Expenses in our digital segment increased approximately $2.4 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 due primarily to an increase in bad debt expense and an increase in selling costs associated with our national clients.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Change
2023	2022
$11,385	$12,016	$(631)	(5.3)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $11.4 million for the three months ended June 30, 2023 compared to $12.0 million for the three months ended June 30, 2022, a decrease of approximately $0.6 million. The decrease is primarily due to lower executive compensation costs,  partially offset by higher third-party consulting and audit expenses.

Stock-based compensation

Three Months Ended June 30,		Change
2023	2022
$2,321	$336	$1,985	*NM

*NM – Not Meaningful

Stock-based compensation expense was approximately $2.3 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022, an increase of approximately $2.0 million. The increase in stock-based compensation was primarily due to new grants and the timing of grants and vesting of stock awards for executive officers and other management personnel.

Depreciation and amortization

Three Months Ended June 30,		Change
2023	2022
$1,886	$2,481	$(595)	(24.0)%

Depreciation and amortization expense was approximately $1.9 million for the three months ended June 30, 2022 compared to approximately $2.5 million for the three months ended June 30, 2022, a decrease of approximately $0.6 million due to capitalized assets becoming fully depreciated.

Impairment of goodwill, intangible assets, and long-lived assets

Three Months Ended June 30,		Change
2023	2022
$22,081	$14,905	$7,176	48.1%

Impairment of goodwill, intangible assets and long-lived assets was approximately $22.1 million during the three months ended June 30, 2023 compared to $14.9 million for the three months ended June 30, 2022, an increase of approximately $7.2 million. During the three months ended June 30, 2023, the Company recorded a non-cash impairment charge of approximately $22.1 million for certain of our radio broadcasting licenses. See Note 4 – Radio Broadcasting Licenses of our consolidated financial statements for further discussion.

Interest income

Three Months Ended June 30,		Change
2023	2022
$1,898	$—	$1,898	100.0%

Interest income was approximately $1.9 million for the three months ended June 30, 2023 compared to $0.0 million of interest income for the three months ended June 30, 2022.  The increase was driven by higher cash balances in the three months ended June 30, 2023.

Interest expense

Three Months Ended June 30,		Change
2023	2022
$13,972	$15,886	$(1,914)	(12.0)%

Interest expense decreased to approximately $13.9 million for the three months ended June 30, 2023 compared to approximately $15.9 million for the three months ended June 30, 2022, a decrease of approximately $1.9 million. The decrease is due to lower overall debt balances outstanding. During the first quarter of 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par.

Gain on retirement of debt

Three Months Ended June 30,		Change
2023	2022
$—	$1,855	$(1,855)	(100.0)%

There was no gain on retirement of debt for the three months ended June 30, 2023 compared to approximately $1.9 million for the three months ended June 30, 2022. There was no repurchase of debt during the three months ended June 30, 2023. During the three months ended June 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par resulting in a net gain of approximately $1.9 million.

Other income, net

Three Months Ended June 30,		Change
2023	2022
$96,773	$9,725	$87,048	895.1%

Other income, net, was approximately $96.8 million for the three months ended June 30, 2023 compared to approximately $9.8 million for the three months ended June 30, 2022. As the Company sold its MGM investment in the three months ended June 30, 2023, the accumulated other comprehensive income (“AOCI”) was released to other income resulting in a $96.8 million gain. During the three months ended June 30, 2022, the Company recognized income related to the MGM investment as well as the PPP Loan and related accrued interest that was forgiven in Other income, net.

Provision for income taxes

Three Months Ended June 30,		Change
2023	2022
$23,197	$4,125	$19,072	462.4%

For the three months ended June 30, 2023, we recorded a provision for income taxes of approximately $23.2 million on pre-tax income from continuing operations of approximately $94.4 million which results in an effective tax rate of 24.6%. This rate includes $23.9 million of discrete tax expense relating to the gain on our MGM investment. For the three months ended June 30, 2022, we recorded a provision for income taxes of approximately $4.1 million on pre-tax income from continuing operations of approximately $21.1 million which results in an effective tax rate of 19.6%. This rate includes approximately $2.1 million of discrete tax benefits primarily related to non-taxable income forgiveness of the PPP Loan.

Net income attributable to noncontrolling interests

Three Months Ended June 30,		Change
2023	2022
$791	$650	$141	21.7%

Net income attributable to noncontrolling interests was approximately $0.8 million for the three months ended June 30, 2023 compared to approximately $0.7 million for the three months ended June 30, 2022. The increase in net income attributable to noncontrolling interests was due primarily to higher net income recognized by Reach Media during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

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

(b)  Broadcast and digital operating income:  The radio broadcasting industry commonly refers to “station operating income” which consists of net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other income, net, corporate selling, general and administrative expenses, stock-based compensation, impairment of goodwill, intangible assets, and long-lived assets and (gain) loss on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term “broadcast and digital operating income.” Broadcast and digital operating income is not a measure of financial performance under GAAP. Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

Broadcast and digital operating income decreased to approximately $47.3 million for the three months ended June 30, 2023, compared to approximately $55.1 million for the comparable period in 2022, a decrease of approximately $7.8 million or 14.1%. The decrease was primarily due to lower broadcast and digital operating income at our digital, Reach Media, cable television and radio segments. Our digital segment generated approximately $6.1 million of broadcast and digital operating income during the three months ended June 30, 2023, compared to approximately $7.7 million during the three months ended June 30, 2022. The decrease in the digital segment’s broadcast and digital operating income is primarily from higher selling, general and administrative expenses. Reach Media generated approximately $5.2 million of broadcast and digital operating income during the three months ended June 30, 2023, compared to approximately $5.4 million during the three months ended June 30, 2022. Cable television generated approximately $25.9 million of broadcast and digital operating income during the three months ended June 30, 2023, compared to approximately $30.3 million during the three months ended June 30, 2022. The decrease in the cable television segment’s broadcast and digital operating income is primarily from lower net revenues coupled with higher programming and technical expenses. Finally, our radio broadcasting segment generated approximately $9.9 million of broadcast and digital operating income during the three months ended June 30, 2023, compared to approximately $11.7 million during the three months ended June 30, 2022, primarily due to higher selling, general and administrative costs.

(c) Adjusted EBITDA: Adjusted EBITDA consists of net income (loss) plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to noncontrolling interests, impairment of goodwill, intangible assets, and long-lived assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement and other compensation, corporate development costs, severance-related costs, investment income, less (2) other income, net and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Net revenue	$129,652	$118,657	$239,521	$230,788
Broadcast and digital operating income	47,328	55,113	86,628	103,516
Adjusted EBITDA	37,504	47,507	67,790	89,512
Net income attributable to common stockholders	70,366	16,294	67,444	32,782

The reconciliation of net income to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Net income attributable to common stockholders	$70,366	$16,294	$67,444	$32,782
Add back/(deduct) non-broadcast and digital operating income items included in net income:
Interest income	(1,898)	—	(2,232)	(59)
Interest expense	13,972	15,886	28,040	31,813
Provision for income taxes	23,197	4,125	22,037	9,590
Corporate selling, general and administrative, excluding stock-based compensation	11,385	12,016	19,915	21,429
Stock-based compensation	2,321	336	5,598	460
Gain on retirement of debt	—	(1,855)	(2,356)	(1,855)
Other income, net	(96,773)	(9,725)	(96,460)	(11,711)
Depreciation and amortization	1,886	2,481	4,483	4,886
Net income attributable to noncontrolling interests	791	650	1,303	1,276
Impairment of long-lived assets	22,081	14,905	38,856	14,905
Broadcast and digital operating income	$47,328	$55,113	$86,628	$103,516

The reconciliation of net income to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands)

Adjusted EBITDA reconciliation:
Net income attributable to common stockholders	$70,366	$16,294	$67,444	$32,782
Add back/(deduct) non-broadcast and digital operating income items included in net (loss) income:
Interest income	(1,898)	—	(2,232)	(59)
Interest expense	13,972	15,886	28,040	31,813
Provision for income taxes	23,197	4,125	22,037	9,590
Depreciation and amortization	1,886	2,481	4,483	4,886
EBITDA	$107,523	$38,786	$119,772	$79,012
Stock-based compensation	2,321	336	5,598	460
Gain on retirement of debt	—	(1,855)	(2,356)	(1,855)
Other income, net	(96,773)	(9,725)	(96,460)	(11,711)
Net income attributable to noncontrolling interests	791	650	1,303	1,276
Corporate development costs	3,099	1,250	2,723	1,584
Employment Agreement Award and other compensation	(1,674)	903	(1,818)	1,482
Severance-related costs	136	109	287	242
Impairment of goodwill, intangible assets, and long-lived assets	22,081	14,905	38,856	14,905
Investment (expense) income from MGM National Harbor[1]	—	2,148	(115)	4,117
Adjusted EBITDA	$37,504	$47,507	$67,790	$89,512

1 Investment (expense) income from MGM National Harbor is included in the Other income, net

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	Change

	(In thousands)		(In thousands)

Statements of Operations:
Net revenue	$239,521	$230,788	$8,733	3.8%
Operating expenses:
Programming and technical, excluding stock-based compensation	66,401	56,869	9,532	16.8
Selling, general and administrative, excluding stock-based compensation	86,492	70,403	16,089	22.9
Corporate selling, general and administrative, excluding stock-based compensation	19,915	21,429	(1,514)	(7.1)
Stock-based compensation	5,598	460	5,138	*NM
Depreciation and amortization	4,483	4,886	(403)	(8.2)
Impairment of goodwill, intangible assets, and long-lived assets	38,856	14,905	23,951	160.7
Total operating expenses	221,745	168,952	52,793	31.2
Operating income	17,776	61,836	(44,060)	(71.3)
Interest income	2,232	59	2,173	*NM
Interest expense	28,040	31,813	(3,773)	(11.9)
Gain on retirement of debt	2,356	1,855	501	27.0
Other income, net	96,460	11,711	84,749	723.7
Income before provision for income taxes and noncontrolling interests in income of subsidiaries	90,784	43,648	47,136	108.0
Provision for income taxes	22,037	9,590	12,447	129.8
Net income	68,747	34,058	34,689	101.9
Net income attributable to noncontrolling interests	1,303	1,276	27	2.1
Net income attributable to common stockholders	$67,444	$32,782	$34,662	105.7%

*NM - Not meaningful

Net revenue

Six Months Ended June 30,		Change
2023	2022
$239,521	$230,788	$8,733	3.8%

During the six months ended June 30, 2023, we recognized approximately $239.5 million in net revenue compared to approximately $230.8 million during the six months ended June 30, 2022. These amounts are net of agency and outside sales representative commissions. We recognized approximately $74.4 million of revenue from our radio broadcasting segment during the six months ended June 30, 2023, compared to approximately $68.7 million for the six months ended June 30, 2022, an increase of approximately $5.7 million, primarily due to the acquisition of three stations in the second half of 2022 in the Indianapolis market and revenue growth in the Atlanta market. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 3.4% in total revenues. We experienced net revenue reduction in all of our existing radio markets, with the exception of Cincinnati, Cleveland and Columbus. Net revenue from our radio broadcasting segment, excluding political advertising, during the six months ended June 30, 2023 increased 8.3% compared to the six months ended June 30, 2022. We recognized approximately $31.0 million of revenue from our Reach Media segment during the six months ended June 30, 2023, compared to approximately $21.1 million for the six months ended June 30, 2022, an increase of approximately $9.9 million. The increase was primarily driven by the addition of the Fantastic Voyage cruise during the second quarter of 2023. We recognized approximately $34.0 million of revenue from our digital segment during the six months ended June 30, 2023, compared to $33.4 million during the six months ended June 30, 2022, an increase of approximately $0.6 million. The increase was primarily driven by higher direct revenues. We recognized approximately $102.1 million of revenue from our cable television segment during the six months ended June 30, 2023, compared to $109.5 million during the six months ended June 30, 2022, a decrease of approximately $7.4 million. The decrease was primarily driven by lower ratings and decreased advertising sales and affiliate fees.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Change
2023	2022
$66,401	$56,869	$9,532	16.8%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were $66.4 million for the six months ended June 30, 2023 compared to $56.9 million for the six months ended June 30, 2022, an increase of approximately $9.5 million. The increase in programming and technical expenses for the six months ended June 30, 2023, compared to the same period in 2022 was due to higher expenses across all segments. Expenses in our radio broadcasting segment increased approximately $2.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, due primarily to higher music royalties, payroll, contract labor and rent expense. Expenses in our digital segment increased approximately $0.4 million for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to higher payroll, content expenses and video production costs. Expenses in our cable television segment increased approximately $5.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due primarily to higher content amortization expense and payroll expenses.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Change
2023	2022
$86,492	$70,403	$16,089	22.9%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $86.5 million for the six months ended June 30, 2023 compared to $70.4 million for the six months ended June 30, 2022, an increase of approximately $16.1 million. Expenses in our radio broadcasting segment increased approximately $3.6 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 due primarily to higher payroll, research, travel and entertainment and insurance expenses, as well as promotional accounts. Expenses in our digital segment increased approximately $2.6 million for the six months ended June 30, 2023, compared to the same period in 2022 due primarily to higher compensation costs, higher traffic acquisition costs and web services fees. Expenses in our Reach Media segment increased $9.6 million for the six months ended June 30, 2023, compared to the same period in 2022 primarily due to the Fantastic Voyage and to a lesser extent, the higher affiliate station costs and higher bad debt expense. Finally, expenses in our cable television segment increased approximately $0.6 million for the six months ended June 30, 2023, compared to the same period in 2022 due primarily to higher compensation costs, research expenses and higher promotional and advertising expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Change
2023	2022
$19,915	$21,429	$(1,514)	(7.1)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $19.9 million for the six months ended June 30, 2023 compared to $21.4 million for the six months ended June 30, 2022, a decrease of approximately $1.5 million. This decrease was primarily driven by lower executive compensation costs, partially offset by higher third-party consulting and audit expenses.

Stock-based compensation

Six Months Ended June 30,		Change
2023	2022
$5,598	$460	$5,138	*NM

Stock-based compensation expense was approximately $5.6 million for the six months ended June 30, 2023 compared to $0.5 million for the six months ended June 30, 2022, an increase of approximately $5.1 million. The increase in stock-based compensation for the six months ended June 30, 2023, compared to six months ended June 30, 2022, was primarily due to new grants and the timing of grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Six Months Ended June 30,		Change
2023	2022
$4,483	$4,886	$(403)	(8.2)%

Depreciation and amortization expense was approximately $4.5 million for the six months ended June 30, 2023, compared to approximately $4.9 million for the six months ended June 30, 2022, a decrease of approximately $0.4 million. This decrease is due to capitalized assets becoming fully depreciated.

Impairment of goodwill, intangible assets, and long-lived assets

Six Months Ended June 30,		Change
2023	2022
$38,856	$14,905	$23,951	160.7%

Impairment of goodwill, intangible assets and long-lived assets was approximately $38.9 million during the three months ended June 30, 2023 compared to $15.0 million for the six months ended June 30, 2022, an increase of approximately $7.2 million. During the three months ended June 30, 2023, the Company recorded a non-cash impairment charge of approximately $24.0 million for its radio broadcasting licenses. See Note 4 – Radio Broadcasting Licenses of our consolidated financial statements for further discussion.

Additionally, the Company recognized a non-cash impairment charge of approximately $16.8 million associated with the sale of the KROI-FM radio broadcasting license during the six months ended June 30, 2023.  See Note 3 – Acquisitions and Dispositions of our consolidated financial statements for further discussion.

Interest income

Six Months Ended June 30,		Change
2023	2022
$2,232	$59	$2,173	*NM

Interest income was approximately $2.2 million for the six months ended June 30, 2023 compared to approximately $0.1 million for the six months ended June 30, 2022, an increase of approximately $2.2 million.  The increase was primarily due to higher cash balances during the six months ended June 30, 2023.

Interest expense

Six Months Ended June 30,		Change
2023	2022
$28,040	$31,813	$(3,773)	(11.9)%

Interest expense decreased to approximately $28.0 million for the six months ended June 30, 2023, compared to approximately $31.8 million for the six months ended June 30, 2022, a decrease of approximately $3.8 million. The decrease is due to lower overall debt balances outstanding. During the six months ended June 30, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par.

Gain on retirement of debt

Six Months Ended June 30,		Change
2023	2022
$2,356	$1,855	$501	27.0%

Gain on retirement of debt was approximately $2.4 million for the six months ended June 30, 2023 compared to approximately $1.9 million for the six months ended June 30, 2022, an increase of approximately $0.5 million. As discussed above, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par, resulting in a net gain on retirement of debt. The Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par, resulting in a net gain on retirement of debt of approximately $1.9 million during the six months ended June 30, 2022.

Other income, net

Six Months Ended June 30,		Change
2023	2022
$96,460	$11,711	$84,749	723.7%

Other income, net increased $84.7 million for the six months ended June 30,2023 from the same period in 2022. The increase was primarily due to the gain on sale of the Company’s investment in MGM, which was recognized in other income, net. During the six months ended June 30, 2022, the Company recognized income related to the MGM investment as well as the PPP Loan and related accrued interest that was forgiven in Other income, net.

Provision for income taxes

Six Months Ended June 30,		Change
2023	2022
$22,037	$9,590	$12,447	129.8%

For the six months ended June 30, 2023, we recorded a provision for income taxes of approximately $22.0 million. This amount is based on the actual effective tax rate of 24.3%. The difference between the effective rate and the Company’s statutory rate relates primarily to the effect of state taxes and permanent differences associated with non-deductible officer compensation. The Company also recorded approximately $23.9 million of discrete tax expense related to the gain on sale our MGM investment. For the six months ended June 30, 2022, we recorded a provision for income taxes of approximately $9.6 million. This amount is based on the actual effective tax rate of 22.0%, which includes 3.5% state income tax, 1.3% related to non-deductible goodwill impairment, 1.1% related to officer’s compensation, 0.2% other permanently non-deductible expenses. The Company also recorded approximately $2.1 million of discrete tax benefits primarily related to non-taxable income forgiveness of the PPP Loan.

Net income attributable to noncontrolling interests

Six Months Ended June 30,		Change
2023	2022
$1,303	$1,276	$27	2.1%

The increase in net income attributable to noncontrolling interests in income of subsidiaries was due to RVAEH being recorded in the six months ended June 30, 2022 which included a $0.2 million loss and was no longer recorded in the six months ended June 30, 2023. The increase was offset by the decrease in net income recognized by Reach Media during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $86.6 million for the six months ended June 30, 2023, compared to approximately $103.5 million for the comparable period in 2022, a decrease of approximately $16.9 million or 16.3%. This decrease was primarily due to lower broadcast and digital operating income at each of our segments. Our radio broadcasting segment generated approximately $18.8 million of broadcast and digital operating income during the six months ended June 30, 2023, compared to approximately $19.5 million during the six months ended June 30, 2022, a decrease of approximately $0.7 million, primarily from lower net revenues and higher selling, general and administrative expenses. Reach Media generated approximately $9.4 million of broadcast and digital operating income during the six months ended June 30, 2023, compared to approximately $10.0 million during the six months ended June 30, 2022, with the decrease primarily due to higher selling, general, and administrative costs. Our digital segment generated approximately $9.9 million of broadcast and digital operating income during the six months ended June 30, 2023, compared to $12.3 million during the six months ended June 30, 2022, with the decrease primarily due to lower net revenues and higher programming and technical expenses and selling, general and administrative expenses. Finally, our cable television segment generated approximately $48.3 million of broadcast and digital operating income during the six months ended June 30, 2023, compared to approximately $61.7 million during the six months ended June 30, 2022, with the decrease primarily due to lower net revenues and higher programming and technical expenses and higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance is approximately $231.2 million as of June 30, 2023. As of June 30, 2023, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.

The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.

On May 17, 2021, the Company entered into an Open Market Sale Agreement (the “Class D Sale Agreement”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”). On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million. As of June 30, 2023, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

During the six months ended June 30, 2023, the Company repurchased 824 shares of Class D common stock in the amount of $3,000 at an average price of $3.99 per share and during the three and six months ended June 30, 2023, the Company executed Stock Vest Tax Repurchases of 274,077 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $5.22 per share.

On March 8, 2023, ROEH issued a Put Notice with respect to its Put Interest in MGMNH. Upon issuance of the Put Notice, no later than thirty (30) days following receipt, MGMNH was required to repurchase the Put Interest for cash. On April 21 2023, ROEH closed on the sale of the Put Interest and received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price. During the six months ended June 30, 2023, the Company received $8.8 million representing the Company’s annual distribution from MGMNH with respect to fiscal year 2022.

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

During the six months ended June 30, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par, resulting in a net gain on retirement of debt of approximately $2.4 million. During the year ended December 31, 2022, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 89.5% of par. The Company recorded a net gain on retirement of debt of approximately $6.7 million for the year ended December 31, 2022. See Note 5 – Long-Term Debt of our consolidated financial statements for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of June

30, 2023, there were no borrowings outstanding on the Current ABL Facility. See Note 10 – Subsequent Events for descriptions of amendments to the Current ABL Facility subsequent to June 30, 2023.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2023:

Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
(In millions)
2028 Notes, net of issuance costs (fixed rate)	$715.2	7.375%
Asset-backed credit facility (variable rate) (1)	—	—
(1)	Subject to variable LIBOR or base rate plus a spread as defined in the agreement. See Note 10 – Subsequent Events of our consolidated financial statements for further discussion.

The following table provides a summary of our statements of cash flows for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,
	2023	2022

	(In thousands)
Net cash flows provided by operating activities	$41,775	$43,226
Net cash flows provided by (used in) investing activities	113,271	(3,871)
Net cash flows used in financing activities	(25,717)	(48,570)

Net cash flows provided by operating activities were approximately $41.8 million and $43.2 million for the six months ended June 30, 2023 and 2022, respectively. Net cash flow from operating activities for the six months ended June 30, 2023 decreased from the prior year primarily due to the timing of payments of accrued compensation payments for other liabilities, partially offset by collections of accounts receivable. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows provided by (used in) investing activities were approximately $113.3 million and $(3.9) million for the six months ended June 30, 2023 and 2022, respectively. The sale of the Company’s MGM investment and the effect of the RVAEH deconsolidation were the main drivers for the increase in investing cash flows for the six months ended June 30, 2023.

Net cash flows used in financing activities were approximately $25.7 million and $48.6 million for the six months ended June 30, 2023 and 2022, respectively. We repurchased approximately $1.4 million and $24.7 million of our Class D Common Stock during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company repurchased approximately $22.3 million and $22.8 million, respectively, of our 2028 Notes. Finally, Reach Media paid approximately $2.0 million and $1.6 million in dividends to noncontrolling interest shareholders during the six months ended June 30, 2023 and 2022, respectively.

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

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are described in Note 3 – Summary of Significant Accounting Policies of the consolidated financial statements in our 2022 Form 10-K. We prepare our consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our 2022 Form 10-K for the year ended December 31, 2022, we summarized the policies and estimates to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our 2022 Form 10-K for the year ended December 31, 2022.

Radio Broadcasting Licenses

As of June 30, 2023, certain impairment indicators were identified, which triggered a qualitative impairment assessment for radio broadcasting licenses in all markets. Based on the results of the qualitative assessment, the Company performed a quantitative assessment for radio broadcasting licenses in certain markets to determine whether they were impaired. To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, mature operating profit margin for average stations in the markets where the Company operates, terminal growth rate, and discount rate.

The Company carried out a discounted cash flow analysis to determine the fair value of broadcasting licenses for eight markets.  Based on this analysis, the Company recognized an impairment loss of approximately $22.1 million associated with five markets, included in impairment of goodwill, intangible assets, and long-lived assets, on the consolidated statement of operations during the three months ended June 30, 2023. The primary factor leading to the impairments was a decline in the projected gross market revenues.

Based on our quantitative impairment test in the second quarter of 2023, the fair value of three markets, with the radio broadcasting licenses of approximately $147.4 million as of June 30, 2023, exceeded the carrying value by less than 10%. The radio broadcasting licenses in all three markets are considered at risk of failing step one of the impairment test in future quarters if financial performance continues to decrease.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the at risk markets in the interim impairment assessment as of June 30, 2023.

	Market 1	Market 2	Market 3
Discount rate	9.5%	9.5%	9.5%
Revenue growth rate range	0.7% - 1.4%	0.7% - 1.4%	0.6% - 1.3%
Terminal growth rate	0.8%	0.7%	0.6%
Mature market share	2.4% - 14.5%	3.9% – 23.2%	4.8% – 28.8%
Mature operating profit margin range	30.3%	29.4%	31.7%

To the extent that there is a potential recession that further disrupts the economic environment impacting the financial performance or interest rates continue to rise in response to persistent inflation, these events could negatively affect the key assumptions and result in significantly lower fair value of the broadcasting licenses.

Goodwill

Based on our quantitative impairment test in the second quarter of 2023, there was no radio market reporting unit at risk of failing step one of the impairment test. Based on our year end 2022 qualitative impairment test, it was more likely than not that the fair values of all other reporting units exceeded their carrying amounts.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Based on our qualitative impairment test in the second quarter of 2023, it was more likely than not that the fair values of intangible assets exceeded their respective carrying amounts.

See Note 4 – Radio Broadcasting Licenses of our consolidated financial statements for further details.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 – Summary of Significant Accounting Policies of our consolidated financial statements for a summary of recent accounting pronouncements.

CAPITAL AND COMMERCIAL COMMITMENTS

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2027, through August 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending.

Indebtedness

As of June 30, 2023, we had approximately $725.0 million of our 2028 Notes outstanding within our corporate structure. See “Liquidity and Capital Resources.” The Company had no other indebtedness.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of June 30, 2023:

	Payments Due by Period

	Remainder of					2028 and
Contractual Obligations	2023	2024	2025	2026	2027	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$26,734	$53,469	$53,469	$53,469	$53,469	$729,456	$970,066
Other operating contracts/agreements (2)	51,258	44,115	27,929	13,882	4,517	7,484	149,185
Operating lease obligations	5,646	10,932	7,046	5,280	3,670	8,540	41,114
Total	$83,638	$108,516	$88,444	$72,631	$61,656	$745,480	$1,160,365
(1)	Includes interest obligations based on interest rates on senior secured notes outstanding as of June 30, 2023.
(2)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility (if applicable) and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $87.7 million has not been recorded on the balance sheet as of June 30, 2023, as it does not meet recognition criteria. Approximately $12.2 million relates to certain commitments for content agreements for our cable television segment, approximately $32.4 million relates to employment agreements, and the remainder relates to other agreements.

Off-Balance Sheet Arrangements

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of June 30, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

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

•

As part of our ongoing effort to expand our accounting department, we hired a Corporate Controller and a Senior VP – Finance/Chief Accounting Officer and engaged external resources to augment our accounting team. We developed a preliminary hiring plan which has been approved by the Audit Committee and continue to assess our personnel needs, expertise and requirements and will hire personnel as needed.

•

We engaged external resources with the appropriate depth of expertise to establish a robust financial controls governance structure, conduct a financial risk assessment, establish internal materiality thresholds, and identify key business processes.

•	We are in the process of conducting process and control walkthroughs of all key processes to identify risk points and corresponding controls
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

(b) Changes in internal control over financial reporting

Except for the material weakness and the material weakness remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our 2022 Form 10-K, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Continued delays in the filing of our periodic reports with the Securities and Exchange Commission could impact our listing on the Nasdaq stock market, which could materially and adversely affect our stock price and impact our operations.

As previously disclosed, in connection with the preparation of the consolidated financial statements for the period ended December 31, 2022, the Company re-evaluated its accounting for the valuation of its investment interest in MGM National Harbor (the “MGM Investment”) and determined that adjustments were required to previously issued financial statements for certain periods due to understatements in the value of the MGM Investment and related tax effects. As a result, the Company was unable to file its Annual Report on Form 10-K for the period ended December 31, 2022 (the “2022 Form 10-K”) on a timely basis with the United States Securities and Exchange Commission (the “SEC”). While we filed our 2022 Form 10-K on June 30, 2023, the delay in filing the 2022 Annual Report caused follow on delays in the filing of our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2023 and June 30, 2023, which were due in May 2023 and August 2023, respectively.  While we subsequently filed the Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2023 and June 30, 2023 on November 20, 2023, we are now delayed in the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Q3 2022 10-Q”). We anticipate filing the Q3 2023 10-Q prior to December 31, 2023.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the three months ended June 30, 2023, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 20, 2023