Form 10-Q
period 2023-09-30
URBAN ONE, INC.
filed 2023-12-22
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, is as of the latest practicable date.

Class	Outstanding at December 18, 2023
Class A Common Stock, $.001 Par Value	9,853,672
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	34,116,485

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q concerning our operations, cash flows and financial position, contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:

●	public health crises, epidemics and pandemics such as COVID-19 and other future pandemics and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;
●	lingering impacts of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC), including changes in social and business dynamics and the impact of any variants and reduced government stimulus, the impact on our employees, and the extent of the impact of the changes in social and business dynamics on overall demand for advertising across our various media;
●	recession, economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;
●	our degree of leverage, certain cash commitments related thereto, and potential inability to finance strategic transactions given fluctuations in market conditions;
●	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC) could negatively impact our ability to meet our cash needs;
●	risks associated with the implementation and execution of our business diversification strategy, including our strategic actions with respect to expansion into gaming;
●	risks associated with our investments or potential investment in gaming businesses that are managed or operated by persons not affiliated with us and over which we have little or no control;
●	regulation by the FCC relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;
●	regulation by certain gaming commissions relative to maintaining our interests, or our creditors’ ability to foreclose on collateral that includes our interests in any gaming licenses, joint ventures or other gaming and casino investments;
●	changes in our key personnel and on-air talent;

●	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions costs;
●	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;
●	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;
●	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
●	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;
●	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
●	material weaknesses identified in our internal control over financial reporting which, if not remediated, could result in material misstatements in our consolidated financial statements;
●	failure to meet the continued listing standards of Nasdaq, which could cause our common stock to be delisted, and which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation; and
●	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”) filed June 30, 2023.

You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

NET REVENUE	$117,825	$121,250	$357,346	$352,038
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $10, $0, $80, and $0, respectively	33,913	29,490	100,384	86,359
Selling, general and administrative, including stock-based compensation of $210, $5, $523, and $5, respectively	40,352	40,923	127,157	111,326
Corporate selling, general and administrative, including stock-based compensation of $1,998, $5,109, $7,213, and $5,569, respectively	12,416	14,886	37,546	36,775
Depreciation and amortization	1,808	2,505	6,291	7,391
Impairment of goodwill, intangible assets, and long-lived assets	85,448	15,450	124,304	30,355
Total operating expenses	173,937	103,254	395,682	272,206
Operating (loss) income	(56,112)	17,996	(38,336)	79,832
INTEREST INCOME	2,256	415	4,488	474
INTEREST EXPENSE	13,983	15,310	42,023	47,123
GAIN ON RETIREMENT OF DEBT	—	1,837	2,356	3,692
OTHER INCOME, NET	75	2,021	96,535	13,732
(Loss) income from consolidated operations before (benefit from) provision for income taxes	(67,764)	6,959	23,020	50,607
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(16,778)	3,213	5,259	12,803
NET (LOSS) INCOME FROM CONSOLIDATED OPERATIONS	(50,986)	3,746	17,761	37,804
LOSS FROM UNCONSOLIDATED JOINT VENTURE	(2,728)	—	(2,728)	—
NET (LOSS) INCOME	(53,714)	3,746	15,033	37,804
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	697	277	2,000	1,553
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(54,411)	$3,469	$13,033	$36,251

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS (per share)
Basic	$(1.14)	$0.07	$0.27	$0.73
Diluted	$(1.14)	$0.07	$0.26	$0.68

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,722,263	46,625,484	47,592,010	49,504,238
Diluted	47,722,263	50,206,608	50,358,881	53,171,793

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

NET (LOSS) INCOME	$(53,714)	$3,746	$15,033	$37,804
OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX:
Unrealized (loss) gain on available-for-sale securities	—	(7,500)	—	3,000
Income tax benefit (expense) related to unrealized (loss) gain on available-for-sale securities	—	1,804	—	(725)
Reclassification adjustment for realized gain included in net income	—	—	(96,826)	—
Income tax provision related to reclassification for realized gain	—	—	23,599	—
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	—	(5,696)	(73,227)	2,275
COMPREHENSIVE (LOSS) INCOME	$(53,714)	$(1,950)	$(58,194)	$40,079
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	697	277	2,000	1,553
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(54,411)	$(2,227)	$(60,194)	$38,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,723	$75,404
Restricted cash	479	26,475
Trade accounts receivable, net of allowance for expected credit losses of $7,638 and $9,223	131,305	142,045
Prepaid expenses	7,896	8,729
Current portion of content assets	38,677	34,003
Other current assets	19,456	8,750
Total current assets	393,536	295,406
CONTENT ASSETS, NET	72,703	86,378
PROPERTY AND EQUIPMENT, NET	29,959	28,258
GOODWILL	216,599	216,599
RIGHT OF USE ASSETS	29,440	31,879
RADIO BROADCASTING LICENSES	380,269	488,419
OTHER INTANGIBLE ASSETS, NET	50,038	55,193
DEBT SECURITIES - available-for-sale, at fair value; amortized cost of $0 and $40,000 at September 30, 2023 and December 31, 2022	—	136,826
INVESTMENT IN UNCONSOLIDATED JOINT VENTURE	14,352	—
OTHER ASSETS	5,154	5,688
Total assets	$1,192,050	$1,344,646
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,151	$17,196
Accrued interest	8,965	23,111
Accrued compensation and related benefits	8,036	17,421
Current portion of content payables	24,665	26,718
Current portion of lease liabilities	10,283	8,690
Other current liabilities	36,387	39,682
Total current liabilities	105,487	132,818
LONG-TERM DEBT, net of original issue discount and issuance costs	715,636	739,000
CONTENT PAYABLES, net of current portion	3,228	10,365
LONG-TERM LEASE LIABILITIES	20,520	25,545
OTHER LONG-TERM LIABILITIES	26,807	34,856
DEFERRED TAX LIABILITIES, NET	19,841	39,389
Total liabilities	891,519	981,973

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTERESTS	21,824	31,923

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,853,672 and 9,854,682 shares issued and outstanding at September 30, 2023 and December 31, 2022,	10	10
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at September 30, 2023 and December 31, 2022	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,095,198 and 33,618,227 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	34	34
Accumulated other comprehensive income	—	73,227
Additional paid-in capital	1,001,046	993,484
Accumulated deficit	(722,388)	(736,010)
Total stockholders’ equity	278,707	330,750
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,192,050	$1,344,646

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(In thousands, except share data)

(Unaudited)

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(736,010)	$330,750
Cumulative effect of accounting change	—	—	—	—	—	—	—	589	589
BALANCE, as of January 1, 2023	$—	$10	$3	$2	$34	$73,227	$993,484	$(735,421)	$331,339
Net (loss)	—	—	—	—	—	—	—	(2,922)	(2,922)
Stock-based compensation expense	—	—	—	—	—	—	2,558	—	2,558
Repurchase of 256,442 shares of Class D common stock	—	—	—	—	—	—	(1,324)	—	(1,324)
Vesting of share-based payment awards upon grant	—	—	—	—	—	—	3,234	—	3,234
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,308)	—	(1,308)
BALANCE, as of March 31, 2023	$—	$10	$3	$2	$34	$73,227	$996,644	$(738,343)	$331,577
Net income	—	—	—	—	—	—	—	70,366	70,366
Stock-based compensation expense	—	—	—	—	—	—	1,305	—	1,305
Repurchase of 18,459 shares of Class D common stock	—	—	—	—	—	—	(111)	—	(111)
Sale of MGM investment	—	—	—	—	—	(73,227)	—	—	(73,227)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	1,621	—	1,621
BALANCE, as of June 30, 2023	$—	$10	$3	$2	$34	$—	$999,459	$(667,977)	$331,531
Net (loss)	—	—	—	—	—	—	—	(54,411)	(54,411)
Stock-based compensation expense	—	—	—	—	—	—	1,006	—	1,006
Repurchase of 38,371 shares of Class D common stock	—	—	—	—	—	—	(195)	—	(195)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	776	—	776
BALANCE, as of September 30, 2023	$—	$10	$3	$2	$34	$—	$1,001,046	$(722,388)	$278,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(In thousands, except share data)

(Unaudited)

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,353)	$303,644
Net income	—	—	—	—	—	—	—	16,488	16,488
Stock-based compensation expense	—	—	—	—	—	—	124	—	124
Repurchase of 2,649 shares of Class D common stock	—	—	—	—	—	—	(10)	—	(10)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(871)	—	(871)
Other comprehensive income, net of tax	—	—	—	—	—	7,896	—	—	7,896
BALANCE, as of March 31, 2022	$—	$9	$3	$2	$37	$62,846	$1,018,239	$(753,865)	$327,271
Net income	—	—	—	—	—	—	—	16,294	16,294
Stock-based compensation expense	—	—	—	—	—	—	336	—	336
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	(4)	—	(24,655)	—	(24,659)
Exercise of options for 60,240 shares of common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,036)	—	(1,036)
Other comprehensive income, net of tax	—	—	—	—	—	75	—	—	75
BALANCE, as of June 30, 2022	$—	$9	$3	$2	$33	$62,921	$992,934	$(737,571)	$318,331
Net income	—	—	—	—	—	—	—	3,469	3,469
Stock-based compensation expense	—	1	—	—	1	—	5,007	—	5,009
Repurchase of 4,684,419 shares of Class D common stock	—	—	—	—	—	—	(1,827)	—	(1,827)
Exercise of options for 60,240 shares of common stock	—	—	—	—	—	—	10	—	10
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,533)	—	(1,533)
Other comprehensive (loss), net of tax	—	—	—	—	—	(5,696)		—	(5,696)
BALANCE, as of September 30, 2022	$—	$10	$3	$2	$34	$57,225	$994,591	$(734,102)	$317,763

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,033	$37,804
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense	595	(63)
Depreciation and amortization	6,291	7,391
Amortization of debt financing costs	1,463	1,503
Amortization of launch assets	3,735	3,142
Amortization of content assets	36,601	30,990
Deferred income taxes	4,051	11,639
Amortization of right of use assets	6,597	6,589
Impairment of goodwill, intangible assets, and long-lived assets	124,304	30,355
Non-cash fair value adjustment of Employment Agreement Award	(2,663)	2,196
Stock-based compensation	7,816	5,574
Gain on retirement of debt	(2,356)	(3,692)
Loss on deconsolidation of RVAEH	187	—
Loss on investment in unconsolidated joint venture	2,728	—
Non-cash income on PPP loan forgiveness	—	(7,575)
Realized gain on available for sale debt securities	(96,826)	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	10,145	156
Prepaid expenses and other current assets	727	(2,214)
Other assets	1,764	(5,197)
Content Assets	(36,790)	(44,165)
Accounts payable	(45)	(616)
Accrued interest	(14,146)	(15,869)
Accrued compensation and related benefits	(9,385)	(2,571)
Other liabilities	(16,524)	3,209
Launch Support	—	(5,000)
Net cash flows provided by operating activities	43,302	53,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,578)	(5,256)
Restricted cash derecognized in deconsolidation of RVAEH	(26,000)	—
Proceeds from sale of RVAEH interest	6,563	—
Proceeds from sale of available for sale debt securities	136,826	—
Proceeds from sale of broadcasting assets	—	3,080
Investment in unconsolidated joint venture	(3,978)	—
Acquisition of broadcasting assets	(27,500)	(25,000)
Net cash flows provided by (used in) investing activities	79,333	(27,176)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interest members of RVAEH	—	481
Payments of long-term debt	(22,281)	(45,527)
Repurchase of common stock	(1,630)	(26,486)
Payment of dividends to noncontrolling interest members of Reach Media	(4,401)	(1,599)
Proceeds from exercise of stock options	—	50
Net cash flows used in financing activities	(28,312)	(73,081)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	94,323	(46,671)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	101,879	158,718
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$196,202	$112,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$54,707	$61,414
Income taxes, net of refunds	$1,645	$945

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Liabilities recognized under asset exchange/asset acquisition	$—	$1,240
Right of use asset and lease liability additions	$5,388	$1,487
Non-cash launch additions	$—	$13,750
Non-cash content asset additions	$—	$21,171
Adjustment of redeemable noncontrolling interests to estimated redemption value	$(1,089)	$3,440

The accompanying notes are an integral part of these unaudited consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION:

Urban One, Inc., a Delaware corporation, and its subsidiaries, (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2023, we owned and/or operated 66 independently formatted, revenue producing broadcast stations (including 55 FM or AM stations, 9 HD stations, and the 2 low power television stations), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 80.0% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, Russ Parr Morning Show, and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. During the three months ended June 30, 2023, the Company completed the sale of its investment in MGM National Harbor (the “MGM Investment”), a gaming resort located in Prince George’s County, Maryland. Please refer to Note 2(m) – Investments of our consolidated financial statements for more details. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

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

In July 2021, RVA Entertainment Holdings, LLC, (“RVAEH”), a previously consolidated joint venture of the Company, entered into a Host Community Agreement (the “Original HCA”) with the City of Richmond (the “City”) for the development of the ONE Casino + Resort, (the “Project”), and the partners of RVAEH made an initial investment of $26.0 million (the “Upfront Payment”) into an escrow account. In February 2023, given a change in the joint venture ownership structure, RVAEH no longer met the consolidation requirements and therefore, the Company began accounting for its investment in RVAEH under the equity method. Accordingly, the Company deconsolidated RVAEH (including $26.0 million in restricted cash) from its consolidated balance sheets. See (m) Investments below for the Company’s accounting for RVAEH. RVAEH’s restricted cash on the Company’s consolidated balance sheets was $0.0 million and $26.0 million as of September 30, 2023 and December 31, 2022, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Cash and cash equivalents	$195,723	$85,573
Restricted cash	479	26,474
Total cash, cash equivalents, and restricted cash shown in Unaudited Consolidated Statements of Cash Flows	$196,202	$112,047

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

Allowance for Expected Credit Loss

The changes in the allowance for expected credit loss are as follows:

As of September 30, 2023
(In thousands)
Balance at Beginning of Period(1)	$8,643
Charged to Expense, net	595
Less: Deductions	(1,600)
Balance at End of Period	$7,638
(1)	The allowance for expected credit loss as of January 1, 2023 includes $0.6 million cumulative-effect adjustment of the adoption of ASU 2016-13.

(c)Financial Instruments

As of September 30, 2023 and December 31, 2022, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt, and debt securities. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2023 and December 31, 2022, except for the Company’s long-term debt. On January 25, 2021, the Company borrowed $825.0 million in aggregate principal amount of senior secured notes due February 2028 and bearing interest at a rate of 7.375% (the “2028 Notes”). The 2028 Notes had a carrying value of approximately $725.0 million and fair value of approximately $621.7 million as of September 30, 2023, and had a carrying value of approximately $750.0 million and fair value of approximately $646.9 million as of December 31, 2022. The fair values of the 2028 Notes, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date.

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

Within the radio broadcasting and Reach Media segments, revenues are generated from the sale of spot advertisements and sponsorships. Revenue is recognized for each performance obligation based on the allocated transaction price and the pattern of transfer to the customer. The Company records as revenue the amount of consideration that it receives. For the radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $4.9 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively, and $13.6 million and $12.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The cable television segment derives advertising revenue from the sale of television airtime to advertisers and revenue is recognized over time when the advertisements are run. In the agreements governing advertising campaigns, the Company may also promise to deliver to its customers a guaranteed minimum number of viewers or impressions on a specific television network within a particular demographic. These guaranteed advertising campaigns are considered to represent a single, distinct performance obligation. Revenues are recognized based on the guaranteed audience level multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced amounts may exceed the value of the actual audience delivery. As such, a portion of revenues are deferred until the guaranteed audience level is delivered or the rights associated with the guaranteed lapse, which is typically less than one year. Audience guarantees are initially developed internally, based on planned programming, historical audience levels, and market trends. Actual audience and delivery information is obtained from independent ratings services. Agency and outside sales representative commissions were approximately $4.9 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively, and $14.9 million and $15.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Revenue by Contract Type

The following chart shows the sources of our net revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)
Radio advertising	$46,651	$45,081	$134,549	$128,726
Political advertising	1,101	2,766	1,933	5,137
Digital advertising	20,269	20,063	54,027	53,427
Cable television advertising	25,218	26,801	81,286	86,336
Cable television affiliate fees	21,569	23,770	67,589	73,686
Event revenues & other	3,017	2,769	17,962	4,726
Net revenue	$117,825	$121,250	$357,346	$352,038

Contract Assets and Liabilities

Contract assets (unbilled receivables) and contract liabilities (customer advances and unearned income, reserve for audience deficiency and unearned event income) that are not separately stated in our consolidated balance sheets at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022

	(In thousands)
Contract assets:
Unbilled receivables	$10,952	$12,597
Contract liabilities:
Customer advances and unearned income	$2,825	$6,123
Reserve for audience deficiency	13,670	9,629
Unearned event income	1,740	5,708

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

For customer advances and unearned income as of January 1, 2023, $0.2 million and $2.5 million was recognized as revenue during the three and nine months ended September 30, 2023, respectively. For the reserve for audience deficiency as of January 1, 2023, $0.6 million and $5.1 million was recognized as revenue during the three and nine months ended September 30, 2023. For unearned event income as of January 1, 2023, $0.0 million and $5.7 million was recognized as revenue during the three and nine months ended September 30, 2023.

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

(e)Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company paid launch support for carriage initiation of $2.5 million and $5.0 million during the three and nine months ended September 30, 2023 and 2022, respectively. The weighted-average amortization period for launch support was approximately 8.1 years as of September 30, 2023 and December 31, 2022. The remaining weighted-average amortization period for launch support was 3.1 years and 3.8 years as of September 30, 2023 and December 31, 2022, respectively. Amortization is recorded as a reduction to revenue. Launch support asset amortization was approximately $1.2 million for each of the three months ended September 30, 2023 and 2022, and $3.7 million and $3.1 million, for the nine months ended September 30, 2023 and 2022, respectively. Launch assets are included in other intangible assets on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

(f)Barter Transactions

In a barter transaction, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. Barter transaction revenues were approximately $0.6 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $1.4 million for the nine months ended September 30 2023 and 2022, respectively. Barter transaction costs reflected in programming and technical expenses were approximately $0.4 million for each of the three months ended September 30, 2023 and 2022, respectively, and approximately $1.2 million and $0.9 million, respectively for the nine months ended September 30, 2023 and 2022. Barter transaction costs reflected in selling, general and administrative expenses were approximately $0.2 million for each of the three months ended September 30, 2023 and 2022, and approximately $0.5 million for each of the nine months ended September 30, 2023 and 2022, respectively.

(g) Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses were approximately $6.0 million and $8.6 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $21.8 million and $23.5 million, for the nine months ended September 30, 2023 and 2022, respectively.

(h)Earnings Per Share

Basic and diluted net (loss) income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A, Class B, Class C, and Class D common stock. The rights of the holders of Class A, Class B, Class C and Class D common stock are identical, except with respect to voting, conversion, and transfer rights.

Basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

For the calculation of diluted earnings per share, net (loss) income attributable to common stockholders for basic earnings per share (“EPS”) is adjusted by the effect of dilutive securities. Diluted net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. In periods of loss, there are no potentially dilutive common shares to add to the weighted-average number of common shares outstanding. The undistributed earnings or losses are allocated based on the contractual participation rights of the Class A, Class B, Class C and Class D common shares as if the earnings or losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis, and as such, diluted and basic earnings per share is the same for each class of common stock under the two-class method.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to Class A, Class B, Class C and Class D stockholders	$(54,411)	$3,469	$13,033	$36,251
Denominator:
Denominator for basic net income per share - weighted average outstanding shares	47,722,263	46,625,484	47,592,010	49,504,238
Effect of dilutive securities:
Stock options and restricted stock	—	3,581,124	2,766,871	3,667,555
Denominator for diluted net income per share - weighted-average outstanding shares	47,722,263	50,206,608	50,358,881	53,171,793

Net (loss) income attributable to Class A, Class B, Class C and Class D stockholders per share – basic	$(1.14)	$0.07	$0.27	$0.73
Net (loss) income attributable to Class A, Class B, Class C and Class D stockholders per share – diluted	$(1.14)	$0.07	$0.26	$0.68

For the three months ended September 30, 2023, there were 2.5 million potentially dilutive securities that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the period presented. There were no material potentially antidilutive securities excluded from the computation of diluted EPS for the three months ended September 30, 2022 and nine months ended September 30, 2023 and 2022.

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

As of September 30, 2023 and December 31, 2022, respectively, the fair values of our financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of September 30, 2023
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$23,078	$—	$—	$23,078

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$21,824	$—	$—	$21,824

Assets subject to fair value measurement:
Cash equivalents - money market funds (d)	$161,527	$161,527	$—	$—

As of December 31, 2022
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$25,741	$—	$—	$25,741

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$25,299	$—	$—	$25,299

Assets subject to fair value measurement:
Available-for-sale securities (c)	$136,826	$—	$—	$136,826
Cash equivalents - money market funds (d)	39,798	39,798	—	—
Total	$176,624	$39,798	$—	$136,826
(a)	Each quarter, pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008 and with terms amended in September 2022, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, terminal growth rate, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples.

(b)	The redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, discount rate and terminal growth rate.

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

There were no transfers within Level 1, 2, or 3 during the nine months ended September 30, 2023. The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023:

		Employment	Redeemable
	Available-for-Sale	Agreement	Noncontrolling
	Securities	Award	Interests

	(In thousands)
Balance at December 31, 2022	$136,826	$25,741	$25,299
Net income attributable to noncontrolling interests	—	—	2,015
Sale of available-for-sale securities	(136,826)	—	—
Distributions	—	(1,218)	—
Dividends paid to noncontrolling interests	—	—	(4,401)
Change in fair value	—	(1,445)	(1,089)
Balance at September 30, 2023	$—	$23,078	$21,824

Amount of total (losses)/ income for the period included in earnings attributable to the change in unrealized income relating to assets and liabilities still held at the reporting date	$—	$1,445	$—

		Employment	Redeemable
	Available-for-Sale	Agreement	Noncontrolling
	Securities	Award	Interests

	(In thousands)
Balance at December 31, 2021	$112,600	$28,193	$18,655
Net income attributable to noncontrolling interests	—	—	1,831
Distributions	—	(3,092)	—
Dividends paid to redeemable noncontrolling interests	—	—	(1,599)
Change in fair value included within other comprehensive income	3,000	—	—
Change in fair value	—	2,196	3,440
Balance at September 30, 2022	$115,600	$27,297	$22,327

Amount of total (losses)/income for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(2,196)	$—

Losses and gains included in earnings were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the Employment Agreement Award for the three and nine months ended September 30, 2023 and 2022.

For Level 3 assets and liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

As of	As of
September 30,	December 31,
2023	2022
Significant
Unobservable	Significant Unobservable
Level 3 assets and liabilities	Valuation Technique	Inputs	Input Value
Employment Agreement Award	Discounted cash flow	Discount rate	10.5%	10.5%
Employment Agreement Award	Discounted cash flow	Terminal growth rate	0.5%	0.5%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	32.8% - 45.2%	33.7% - 46.6%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(5.6)% - 2.8%	(4.1)% - 4.2%
Employment Agreement Award	Market Approach	Average recurring EBITDA multiple	5.9	x	6.6	x
Redeemable noncontrolling interest	Discounted cash flow	Discount rate	12.0%	11.5%
Redeemable noncontrolling interest	Discounted cash flow	Terminal growth rate	(0.5)%	0.3%
Redeemable noncontrolling interest	Discounted cash flow	Operating profit margin range	28.7% - 30.5%	25.8% - 29.8%
Redeemable noncontrolling interest	Discounted cash flow	Revenue growth rate range	(0.1)% - 4.2%	0.2% - 32.2%

Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance of cash flows.

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

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022

Operating lease cost (cost resulting from lease payments)	$3,039		$3,185		$8,878		$9,607
Variable lease cost (cost excluded from lease payments)	11		10		33		30
Total lease cost	$3,050		$3,195		$8,911		$9,637

Operating lease - operating cash flows (fixed payments)	$3,502		$3,501		$9,731		$10,507
Operating lease - operating cash flows (liability reduction)	$2,654		$2,524		$7,182		$7,452

Weighted average lease term - operating leases	4.93	years	4.79	years	4.93	years	4.79	years
Weighted average discount rate - operating leases	11.00%		11.00%		11.00%		11.00%

As of September 30, 2023, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(In thousands)
For the remaining three months ending December 31, 2023	$3,275
2024	12,425
2025	7,400
2026	5,070
2027	3,348
Thereafter	8,460
Total future lease payments	39,978
Less: imputed interest	(9,175)
Total future lease payments	$30,803

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” to provide optional relief from applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition away from LIBOR. As a result of the reference rate reform initiative, certain widely used rates such as LIBOR are expected to be discontinued. The Company holds the ABL Facility, which now bears interest based on the SOFR rate, having formerly been subject to the LIBOR rate. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to defer the sunset date of the temporary relief in Topic 848 to December 31, 2024. The guidance became effective upon issuance. The adoption of ASU 2022-06 did not have an impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with “Revenue from Contracts with Customers (Topic 606)”, rather than adjust them to fair value at the acquisition date. The guidance became effective for the Company beginning January 1, 2023 and applies to acquisitions occurring after the effective date. The new guidance had no impact to the consolidated financial statements during the quarter ended September 30, 2023 as there were not any business combinations during the period.

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

(m)Investments

Available-for-sale securities

On April 10, 2015, the Company made a $5.0 million investment in MGM’s world-class casino property, MGM National Harbor, LLC (“MGMNH” or “MGM National Harbor”) located in Prince George’s County, Maryland, which has a predominately African-American demographic profile. On November 30, 2016, the Company contributed an additional $35.0 million to complete its investment. In return for this investment, the Company received preferred stock and a non-transferable put right, exercisable for a thirty-day period each year. The price of the put right was determined based on the “Put Price” definition as defined in the agreement between the Company and MGM National Harbor.

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

On March 8, 2023, Radio One Entertainment Holdings, LLC (“ROEH”), a wholly owned subsidiary of the Company, issued a put notice (the “Put Notice”) with respect to one hundred percent (100%) of its interest (the “Put Interest”) in MGMNH. On April 21, 2023, ROEH closed on the sale of the Put Interest and the Company received approximately $136.8 million in proceeds from the sale of the available-for-sale debt security and recognized a pre-tax gain of $96.8 million, which is included in other income, net on the consolidated statements of operations. The cost of the available for sale security sold was determined using the specific identification method.

The investment entitled the Company to an annual cash distribution based on net gaming revenue. As the Company exercised its Put Interest in March 2023, the Company did not have any distribution income for the three and nine months ended September 30, 2023. The Company recognized approximately $2.1 million and $6.2 million in distribution income, which is included in other income, net on the consolidated statements of operations for three and nine months ended September 30, 2022.

The amortized cost, estimated fair value, and gains and losses on the debt security classified as available-for-sale as of September 30, 2023 and December 31, 2022 are summarized as follows:

	Amortized	Gross	Gross	Gross
	Cost	Unrealized	Unrealized	Realized	Fair
	Basis	Gains	Losses	Gains	Value

	(In thousands)
September 30, 2023
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

On February 14, 2023, CDI purchased 25% of the Company’s investment in RVAEH for $6.6 million, bringing both the Company’s and CDI’s ownership interests to 50% each. On this date, the Company no longer met the requirements to consolidate the joint venture entity as it was no longer the primary beneficiary of RVAEH. The Company deconsolidated RVAEH’s assets, liabilities, and redeemable noncontrolling interest, and, using CDI’s cash payment for 25% of RVAEH to calculate the fair value of the joint venture, recognized a $0.2 million loss in other income, net on the consolidated statements of operations. The Company then began accounting for its interest in the joint venture using the equity method. Under the equity method, the initial investment is recorded at cost and subsequently adjusted for the Company’s proportionate share of net income or losses, cash contributions made and distributions received, and other adjustments, as appropriate. As of September 30, 2023, the carrying amount of the Company’s investment in unconsolidated joint ventures on the consolidated balance sheet was $14.4 million. The Company’s proportionate share of net loss is included in loss from unconsolidated joint venture on the consolidated statements of operations.

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

As part of the Company’s assessment of its amortization rates, the Company compares the estimated amortization rates to those that have been utilized during the year. Management regularly reviews, and revises when necessary, its total revenue estimates, which may result in a change in the rate of amortization and/or a write down of the asset to fair value. Based on the expected pattern of benefit from the content, the Company applies either an accelerated method or a straight-line amortization method over the estimated useful lives of generally one to five years.

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company’s film groups for commission programming are generally aligned along genre, while the Company’s licensed content is considered a separate film group. The Company evaluates the fair value of content at the film group level by considering expected future revenue generation using a cash flow analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. The Company determined there were no impairment indicators during the three or nine months ended September 30, 2023 and 2022. Impairment and amortization of content assets are recorded in the consolidated statements of operations as programming and technical expenses. All commissioned and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives that state and local governments offer that are directly measured based on production activities are recorded as reductions in production costs.

(o)Employment Agreement Award

The Company accounts for the Employment Agreement Award at fair value. The Company estimated the fair value of the award at September 30, 2023, and December 31, 2022, to be approximately $23.1 million and $25.7 million, respectively. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The income (expense) associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $(0.4) million and $(0.7) million for the three months ended September 30, 2023 and 2022, respectively, $1.4 million and $(2.2) million for the nine months ended September 30, 2023, and 2022, respectively.

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

(p)Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise, and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. For 2023, $250,000 to the

Foundation was guaranteed. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach and the Foundation automatically renews annually. The agreement may be terminated by: mutual agreement; by one of the parties should its financial requirements not be met; or if a party is in breach by the non-breaching party, which shall have the right, but not the obligation, to terminate unilaterally. The Foundation owed Reach Media approximately $1.5 million and $2.3 million as of September 30, 2023 and December 31, 2022, respectively.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of September 30, 2023 and December 31, 2022.

Fantastic Voyage 2023 took place during the second quarter of 2023. For the nine months ended September 30, 2023, Reach Media's revenues, expenses, and operating income for the Fantastic Voyage were approximately $10.0 million, $8.2 million, and $1.75 million, respectively. The Fantastic Voyage was not operated in 2022.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. The company incurred expenses of approximately $0.9 million during the three months ended September 30, 2023 and 2022, respectively, and approximately $2.7 million for the nine months September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, the Company owed BMI approximately $1.0 million and $1.5 million, respectively.

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

3.    ACQUISITIONS AND DISPOSITIONS:

On April 11, 2023, the Company entered into a definitive asset purchase agreement with Cox Media Group (“the CMG Acquisition”) to purchase its Houston radio cluster. Under the terms of the agreement, the Company agreed to acquire 93Q Country KKBQ-FM, classic rock station The Eagle 106.9 & 107.5 KHPT-FM and KGLK-FM, and Country Legends 97.1 KTHT-FM. The transaction price was $27.5 million. The acquisition was completed on August 1, 2023.

As part of the closing conditions of the CMG Acquisition, the Company was required to divest KTHT-FM. On June 7, 2023, the Company entered into a definitive asset purchase agreement with Educational Media Foundation (“the KTHT Divestiture”) to sell KTHT-FM, and all its assets, for $3.1 million. Once the CMG Acquisition was completed on August 1, 2023, the assets were transferred into an irrevocable trust until the divestiture was finalized. On November 1, 2023, after the approval by the FCC, the KTHT Divestiture was completed.

The Company determined that the CMG Acquisition represents an acquisition of assets under ASC 805 and as such is required to allocate the purchase price, including transaction costs directly related to the asset acquisition, to the assets acquired and liabilities assumed based on their relative fair values with no goodwill recognized. The Company’s allocation of the purchase price to the assets acquired in the CMG Acquisition, exclusive of those amounts allocated to KTHT-FM, consisted of approximately $23.4 million to radio broadcasting licenses, $0.3 million to towers and antennas, $0.5 million to transmitters, $0.1 million to studios, approximately $49,000 to buildings, and approximately $48,000 to furniture, fixtures, computer equipment and computer software.

To determine the fair value of the FCC licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the FCC license).

Also, in anticipation of the CMG Acquisition, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the radio broadcasting segment to a third party for approximately $7.5 million. The identified assets and liabilities of KROI-FM have a combined carrying value of approximately $9.9 million and $2.4 million, respectively. The major category of the assets included radio broadcasting licenses in the amount of approximately $7.3 million (net of impairment of approximately $16.8 million included in impairment of goodwill, intangible assets, and long-lived assets, on the consolidated statement of operations). On August 1, 2023, the identified assets and liabilities were transferred to the irrevocable trust and removed from the Company’s consolidated balance sheet as part of customary closing terms. The identified assets and liabilities will remain in the trust until the transaction is complete, which is anticipated to occur in 2024.

As the identified assets and liabilities of both KTHT-FM and KROI-FM were held in an irrevocable trust and the respective divestitures of both had not been completed as of September 30, 2023, the Company has recorded a right to receive payment from both of KTHT-FM and KROI-FM’s acquirers as a receivable of $10.6 million within other current assets in the consolidated balance sheet as of September 30, 2023.

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

Unaudited Pro Forma Information

The table below sets forth unaudited pro forma results of operations, assuming that the Emmis acquisition occurred on January 1, 2022:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022

Net revenue	$126,032	$361,182
Operating income	18,466	80,573
Net income	5,980	40,105

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

4.    RADIO BROADCASTING LICENSES:

Broadcasting Licenses Impairment

As of September 30, 2023, the Company performed a quantitative assessment for radio broadcasting licenses for all markets to determine whether they were impaired. To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, mature operating profit margin for average stations in the markets where the Company operates, terminal growth rate, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $85.4 million associated with 10 markets, included in impairment of goodwill, intangible assets, and long-lived assets, on the consolidated statement of operations during the three months ended September 30, 2023. The primary factor leading to the impairments was a decline in the projected gross market revenues and an increase in the discount rate.

As of June 30, 2023, the Company performed a discounted cash flow analysis to determine the fair value of broadcasting licenses for 8 markets. Based on this analysis, the Company recognized an impairment loss of approximately $22.1 million associated with 5 markets during the three months ended June 30, 2023. The primary factor leading to the impairments was a decline in the projected gross market revenues.

In addition, the Company recognized an impairment loss of $16.8 million associated with the sale of the KROI-FM radio broadcasting license as discussed in Note 3 – Acquisitions and Dispositions of our consolidated financial statements, during the three months ended March 31, 2023.

The Company’s radio broadcasting licenses carrying value as of September 30, 2023 was $380.3 million.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses in the interim impairment assessment as of September 30, 2023.

Discount rate	10.0%
Revenue growth rate range	(1.7)% - 0.0%
Terminal growth rate	(0.5)%
Mature market share range	5.3% - 29.5%
Mature operating profit margin range	17.0% - 33.5%

5.    LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30,	December 31,
	2023	2022

	(In thousands)
7.375% Senior Secured Notes due February 2028	$725,000	$750,000
Total debt	725,000	750,000
Less: current portion of long-term debt	—	—
Less: original issue discount and issuance costs	9,364	11,000
Long-term debt, net	$715,636	$739,000

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

The amount of deferred financing costs included in interest expense for all instruments, for each of the three and nine months ended September 30, 2023 and 2022, was approximately $0.5 million and $1.5 million. The Company’s effective interest rate for 2023 was 7.73% and for 2022 was 7.85%.

During the three months ended March 31, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million during the three months ended March 31, 2023.

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

Asset-Backed Credit Facilities

On February 19, 2021, the Company closed on its current asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. On closing of the Current ABL Facility, the former facility was terminated on February 19, 2021. As of September 30, 2023 and December 31, 2022, there was no balance outstanding on the Current ABL Facility.

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

On April 30, 2023, the Company entered into a waiver and amendment (the “Waiver and Amendment”) to the Current ABL Facility. The Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver certain annual financial deliverables for the Fiscal Year ended December 31, 2022 as required under the Current ABL Facility (the “Specified Defaults”).

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

Between June 5, 2023 and November 9, 2023, the Company entered into four more waiver and amendments related to the Company’s failure to timely deliver both the annual financial deliverables for the Fiscal Year ended December 31, 2022 and quarterly financial deliverables for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 as required under the Current ABL Facility, dated as of February 19, 2021. On November 9, 2023, the Company entered into a fifth waiver and amendment (the “Fifth Waiver and Amendment”) to the Current ABL Facility, dated as of February 19, 2021. The Fifth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver the delayed reports. The Fifth Waiver and Amendment set a due date of November 30, 2023 for the quarterly financial deliverables for the quarters ended March 31, 2023 and June 30, 2023 and a due date of December 31, 2023 for the quarterly financial deliverables for the three months ended September 30, 2023.

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

Letter of Credit Facility

The Company has a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of September 30, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of September 30, 2023, are as follows:

7.375% Senior
Secured Notes due
February 2028
(In thousands)
October - December 2023	$—
2024	—
2025	—
2026	—
2027	—
2028 and thereafter	725,000
Total debt	$725,000

6.    INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $5.3 million on pre-tax income from consolidated operations of approximately $23.0 million for the nine months ended September 30, 2023, which results in an effective tax rate of approximately 25.9%. This rate is based on the estimated annual effective tax rate of approximately 24.0%, and discrete tax expense of approximately $23.7 million primarily related to the gain on the sale of the Company’s MGM investment.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2023, the Company believes it is more likely than not that these DTAs will be realized.

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

On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the nine months ended September 30, 2023 and 2022, the Company did not repurchase any shares of Class A or Class D stock under this authorization. The Company has $0.4 million remaining under its most recent and open authorization.

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

During the nine months ended September 30, 2023 and 2022, the Company executed Stock Vest Tax Repurchases of 313,272 shares of Class D Common Stock in the amount of approximately $1.6 million at a price of $5.20 per share and 344,702 shares of Class D Common Stock in the amount of approximately $1.5 million at an average price of $4.29 per share, respectively.

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

Transactions and other information relating to stock options of Class D common stock for the nine months ended September 30, 2023, are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2022	4,594,734	$2.59	5.72	$5,871,492
Grants	632,388	5.18	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	(15,000)	4.93	—	—
Balance as of September 30, 2023	5,212,122	2.90	5.52	$11,264,665
Vested and expected to vest at September 30, 2023	5,160,744	2.88	5.48	11,233,521
Unvested at September 30, 2023	435,459	4.67	9.42	200,000
Exercisable at September 30, 2023	4,776,663	2.73	5.16	11,064,665

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2023, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2023. This amount changes based on the fair market value of the Company’s stock.

Activity relating to grants of restricted shares of Class D common stock for the nine months ended September 30, 2023, are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2022	434,264	$4.27
Grants	874,233	5.18
Vested	(989,167)	4.93
Forfeited/cancelled/expired	(15,000)	4.12
Unvested at September 30, 2023	304,330	$4.75

The Company did not grant any options to purchase shares of Class A common stock during the nine months ended September 30, 2023 and 2022.

The Company did not grant any restricted shares of Class A stock during the nine months ended September 30, 2023. The Company granted 750,000 restricted shares of Class A common stock during the nine months ended September 30, 2022. There were no restricted shares of Class A common stock that vested or were cancelled during the period. There were 750,000 unvested shares of restricted Class A common stock as of September 30, 2023 and 2022.

Restricted stock grants for Class A and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2023, $1.0 million of total unrecognized compensation cost related to Class D stock options is expected to be recognized over a weighted-average period of 13 months. The weighted-average fair value per share of shares underlying stock options was $1.80 on September 30, 2023.

As of September 30, 2023, approximately $1.2 million of total unrecognized compensation cost related to awards of restricted Class D common stock is expected to be recognized over a weighted-average period of 13 months and approximately $2.3 million of total unrecognized compensation cost related to awards of restricted Class A common stock is expected to be recognized over a weighted-average period of 15 months.

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

Detailed segment data for the three and nine months ended September 30, 2023 and 2022, is presented in the following tables:

	Three Months Ended
	September 30,
	2023	2022

	(In thousands)
Net Revenue:
Radio Broadcasting	$40,152	$40,407
Reach Media	11,157	10,071
Digital	20,356	20,986
Cable Television	46,787	50,631
All other - corporate/eliminations*	(627)	(845)
Consolidated	$117,825	$121,250

Operating Expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio Broadcasting	$31,701	$27,647
Reach Media	7,965	6,987
Digital	13,063	13,408
Cable Television	24,563	25,977
All other - corporate/eliminations	9,389	11,280
Consolidated	$86,681	$85,299

Depreciation and Amortization:
Radio Broadcasting	$925	$837
Reach Media	41	50
Digital	376	329
Cable Television	110	955
All other - corporate/eliminations	356	334
Consolidated	$1,808	$2,505

Impairment of goodwill, intangible assets, and long-lived assets:
Radio Broadcasting	$85,448	$15,450
Reach Media	—	—
Digital	—	—
Cable Television	—	—
All other - corporate/eliminations	—	—
Consolidated	$85,448	$15,450

Operating (loss) income:
Radio Broadcasting	$(77,922)	$(3,527)
Reach Media	3,151	3,034
Digital	6,917	7,249
Cable Television	22,114	23,699
All other - corporate/eliminations	(10,372)	(12,459)
Consolidated	$(56,112)	$17,996

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(627)	$(845)

Capital expenditures by segment are as follows:
Radio broadcasting	$1,711	$1,480
Reach Media	36	17
Digital	469	320
Cable television	36	1
All other - corporate/eliminations	208	402
Consolidated	$2,460	$2,220

	Nine Months Ended
	September 30,
	2023	2022

	(In thousands)
Net revenue:
Radio broadcasting	$114,528	$109,091
Reach Media	42,125	31,194
Digital	54,335	54,353
Cable television	148,895	160,144
All other - corporate/eliminations*	(2,537)	(2,744)
Consolidated	$357,346	$352,038

Operating Expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio broadcasting	$87,573	$76,803
Reach Media	31,326	19,462
Digital	37,231	34,489
Cable television	82,547	77,304
All other - corporate/eliminations	26,410	26,402
Consolidated	$265,087	$234,460

Depreciation and Amortization:
Radio broadcasting	$2,730	$2,477
Reach Media	120	143
Digital	1,077	995
Cable television	1,327	2,853
All other - corporate/eliminations	1,037	923
Consolidated	$6,291	$7,391

Impairment of goodwill, intangible assets, and long-lived assets:
Radio broadcasting	$124,304	$30,355
Reach Media	—	—
Digital	—	—
Cable television	—	—
All other - corporate/eliminations	—	—
Consolidated	$124,304	$30,355

Operating (loss) income:
Radio broadcasting	$(100,079)	$(544)
Reach Media	10,679	11,589
Digital	16,027	18,869
Cable television	65,021	79,987
All other - corporate/eliminations	(29,984)	(30,069)
Consolidated	$(38,336)	$79,832

* Intercompany revenue included in net revenue above is as follows:
Radio broadcasting	$(2,537)	$(2,744)

Capital expenditures by segment are as follows:
Radio broadcasting	$4,098	$2,736
Reach Media	87	191
Digital	1,434	955
Cable television	47	617
All other - corporate/eliminations	912	1,592
Consolidated (a)	$6,578	$6,091

(a) Consolidated amount excludes an immaterial amount related to the acquisition of property, plant and equipment that is reflected in the purchase of property and equipment amount in the consolidated statements of cash flows for the nine months ended September 30, 2022.

	As of
	September 30,	December 31,
	2023	2022

	(In thousands)
Total assets:
Radio broadcasting	$594,210	$605,703
Reach Media	44,738	48,936
Digital	28,265	35,766
Cable television	404,443	414,324
All other - corporate/eliminations	120,394	239,917
Consolidated	$1,192,050	$1,344,646

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

Letters of Credit

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of September 30, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

10.    SUBSEQUENT EVENTS:

On November 9, 2023, Urban One, Inc. (the “Company”) entered into a fifth waiver and amendment (the “Fifth Waiver and Amendment”) to the Current ABL Facility, dated as of February 19, 2021 (as amended by the Waiver and Amendment, the “Amended Current ABL Facility”), with the Company, the Company’s subsidiaries guarantors, Bank of America, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto. The Fifth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Quarterly Financial Deliverables for the quarter ended March 31, 2023 (the “Q1 2023 Form 10-Q”) and Quarterly Financial Deliverables for the quarter ended June 30, 2023 as required under the Current ABL Facility (the “Q2 2023 Form 10-Q” and together with the Q1 2023 Form 10-Q, the “Delayed Reports” ). The Fifth Waiver and Amendment sets a due date of (i) November 30, 2023 for the Delayed Reports and (ii) December 31, 2023 for the Quarterly Financial Deliverables for the quarter ended September 30, 2023.

On September 28, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Listing Qualifications Department (the “Listing Department”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that Nasdaq has initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company not being in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission (the “SEC”). The Staff Determination was issued because the Company had not timely filed the Delayed Reports. The Staff Determination had no immediate effect and will not immediately result in the suspension of trading or delisting of the Company’s shares of common stock.

On November 14, 2023, the Company received an Additional Staff Delisting Determination (the “Additional Staff Determination”) from the Listing Department of the Nasdaq. The Additional Staff Determination noted that the Company was delinquent in filing its Form 10-Q for the period ended September 30, 2023 (the “Q3 2023 Form 10-Q”). While the Company filed the Delayed Reports on November 20, 2023, the failure to timely file the Q3 2023 Form 10-Q provided a separate basis for the delisting of the Company’s securities from Nasdaq. The Additional Staff Determination served as formal notification that the Nasdaq Hearings Panel (the “Panel”) would consider the additional delinquency in rendering a determination regarding the Company’s continued listing.

The Company timely requested a hearing before the Panel and as previously announced on October 17, 2023, the hearing (the “Hearing”) was scheduled for November 30, 2023. At the Hearing, the Company presented its plan to evidence full compliance with the Nasdaq listing criteria including the filing of the Q3 2023 Form 10-Q and subsequent reports. On December 12, 2023, the Company received notification from the Panel that it had granted the Company an extension of time to come into compliance with the Listing Rule. The Panel granted the Company’s request to extend the time in which the Company has to file its Q3 2023 Form 10-Q until January 16, 2024 (the “Extension Date”). The extension stays delisting of the Company's securities through the Extension Date and, assuming the Company files the Q3 2023 Form 10-Q by the Extension Date, the Company will regain its standing with the Nasdaq and its securities will remain listed and actively traded on the Nasdaq.

Since October 1, 2023, and through the date of this filing, the Compensation Committee awarded certain executive officers and management personnel 21,287 restricted shares of the Company’s Class D common stock. Of these awards, 12,500 shares were immediate vesting of restricted shares of the Company’s Class D common stock.

On July 29, 2021, RVAEH entered into the Original HCA with the City for the development of the Project. The Original HCA imposed certain obligations on RVAEH in connection with the development of the Project, including a $26.0 million upfront payment due upon successful passage of a citywide referendum permitting development of the Project (the “Referendum”). In connection with the Original HCA, RVAEH and its development partner funded the Upfront Payment into escrow to be released to the City upon successful passage of the Referendum or back to RVAEH in the event the Referendum failed. On November 2, 2021, the Referendum was conducted, and the resort project was narrowly defeated. However, on January 24, 2022, the Richmond City Council adopted a new resolution in continued efforts to bring the Project to the City. The new resolution was the first step in pursuit of a second referendum. The City and RVAEH then entered into the New HCA which also included an Upfront Payment to be held in escrow and payable upon successful passage of a citywide referendum permitting development of the Project or back to RVAEH in the event the second referendum failed. As a result of the efforts to obtain a second referendum, including execution of the New HCA, the Upfront Payment remained in escrow. On November 7, 2023, the second referendum was held, and the resort project was defeated. As a result, the escrowed funds were released, and the Company received its 50% portion of the funds.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Radio broadcasting segment	34.1%	33.3%	32.0%	30.9%

Reach Media segment	9.5%	8.3%	11.8%	8.9%

Digital segment	17.3%	17.3%	15.2%	15.4%

Cable television segment	39.7%	41.8%	41.7%	45.6%

All other - corporate/eliminations	(0.6)%	(0.7)%	(0.7)%	(0.8)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Percentage of core radio business generated from local advertising	59.0%	56.8%	60.3%	60.1%

Percentage of core radio business generated from national advertising, including network advertising	37.0%	37.2%	35.3%	36.4%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart shows the sources of our net revenue for the three and nine months ended September 30, 2023 and 2022:

	Three Months
	Ended September 30,
	2023	2022	$ Change	% Change

	(In thousands)
Net Revenue:
Radio advertising	$46,651	$45,081	$1,570	3.5%
Political advertising	1,101	2,766	(1,665)	(60.2)
Digital advertising	20,269	20,063	206	1.0
Cable television advertising	25,218	26,801	(1,583)	(5.9)
Cable television affiliate fees	21,569	23,770	(2,201)	(9.3)
Event revenues & other	3,017	2,769	248	9.0
Net revenue	$117,825	$121,250	$(3,425)	(2.8)%

	Nine Months
	Ended September 30,
	2023	2022	$ Change	% Change

	(In thousands)
Net Revenue:
Radio advertising	$134,549	$128,726	$5,823	4.5%
Political advertising	1,933	5,137	(3,204)	(62.4)
Digital advertising	54,027	53,427	600	1.1
Cable television advertising	81,286	86,336	(5,050)	(5.8)
Cable television affiliate fees	67,589	73,686	(6,097)	(8.3)
Event revenues & other	17,962	4,726	13,236	280.1
Net revenue	$357,346	$352,038	$5,308	1.5%

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

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	Change

	(In thousands)		(In thousands)

Statements of Operations:
Net revenue	$117,825	$121,250	$(3,425)	(2.8)%
Operating expenses:
Programming and technical, excluding stock-based compensation	33,903	29,490	4,413	15.0
Selling, general and administrative, excluding stock-based compensation	40,142	40,918	(776)	(1.9)
Corporate selling, general and administrative, excluding stock-based compensation	10,418	9,777	641	6.6
Stock-based compensation	2,218	5,114	(2,896)	(56.6)
Depreciation and amortization	1,808	2,505	(697)	(27.8)
Impairment of goodwill, intangible assets, and long-lived assets	85,448	15,450	69,998	453.1
Total operating expenses	173,937	103,254	70,683	68.5
Operating (loss) income	(56,112)	17,996	(74,108)	(411.8)
Interest income	2,256	415	1,841	443.6
Interest expense	13,983	15,310	(1,327)	(8.7)
Gain on retirement of debt	—	1,837	(1,837)	(100.0)
Other income, net	75	2,021	(1,946)	(96.3)
(Loss) income from consolidated operations before (benefit from) provision for income taxes	(67,764)	6,959	(74,723)	*NM
(Benefit from) provision for income taxes	(16,778)	3,213	(19,991)	(622.2)
Net (loss) income from consolidated operations	(50,986)	3,746	(54,732)	*NM
Loss from unconsolidated joint venture	(2,728)	—	(2,728)	100.0
Net (loss) income	(53,714)	3,746	(57,460)	*NM
Net income attributable to noncontrolling interests	697	277	420	151.6
Net (loss) income attributable to common stockholders	$(54,411)	$3,469	$(57,880)	*NM	%

*NM- Not meaningful

Net revenue

Three Months Ended September 30,		Change
2023	2022
$117,825	$121,250	$(3,425)	(2.8)%

During the three months ended September 30, 2023, we recognized approximately $117.8 million in net revenue compared to approximately $121.3 million during the three months ended September 30, 2022. These amounts are net of agency and outside sales representative commissions. We recognized approximately $40.2 million of revenue from our radio broadcasting segment during the three months ended September 30, 2023, compared to approximately $40.4 million during the three months ended September 30, 2022, a decrease of approximately $0.2 million. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in (excluding Richmond and Raleigh, both of which do not participate in Miller Kaplan) decreased 5.9% in total revenues. We recognized approximately $11.2 million of revenue from our Reach Media segment during the three months ended September 30, 2023, compared to approximately $10.1 million for the three months ended September 30, 2022, an increase of approximately $1.1 million The increase was primarily driven by the addition of four new networks and the addition of the U1 podcast at the end of September 2022. We recognized approximately $20.4 million of revenue from our digital segment during the three months ended September 30, 2023, compared to approximately $21.0 million for the three months ended September 30, 2022, a decrease of approximately $0.6 million. The decrease was primarily driven by a decrease in local markets digital sales. We recognized approximately $46.8 million of revenue from our cable television segment during the three months ended September 30, 2023, compared to approximately $50.6 million for the three months ended September 30, 2022, a decrease of approximately $3.8 million. The decrease was primarily driven by a decrease in advertising sales and the consistent churn in subscribers.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Change
2023	2022
$33,903	$29,490	$4,413	15.0%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were $33.9 million for the three months ended September 30, 2023, compared to $29.5 million for the three months ended September 30, 2022, an increase of approximately $4.4 million. The increase in programming and technical expenses was due to higher expenses across all segments. Expenses in our cable television segment for the three months ended September 30, 2023 increased approximately $1.9 million compared to the three months ended September 30, 2022. The increase was primarily driven by higher content amortization expense which increased approximately $1.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Expenses in our radio broadcasting segment for the three months ended September 30, 2023 increased approximately $1.9 million, compared to the three months ended September 30, 2022. This increase was primarily driven by the Emmis transaction, CMG acquisition as well as an increase in payroll, rent and promotional expenses.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Change
2023	2022
$40,142	$40,918	$(776)	(1.9)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $40.1 million for the three months ended September 30, 2023 compared to $40.9 million for the three months ended September 30, 2022, a decrease of approximately $0.8 million. Expenses in our radio broadcasting segment increased approximately $2.0 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 due primarily to higher payroll, research, travel and entertainment costs and insurance costs. Expenses in our Reach Media segment increased approximately $1.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 due primarily to higher station compensation and event entertainment expenses. Expenses in our digital segment decreased approximately $0.8 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 due primarily to an decrease in bad debt expense and selling costs associated with our national clients. Expenses in our cable television segment decreased approximately $3.2 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 due primarily to an decrease in promotional events and travel and entertainment expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Change
2023	2022
$10,418	$9,777	$641	6.6%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $10.4 million for the three months ended September 30, 2023 compared to $9.8 million for the three months ended September 30, 2022, an increase of approximately $0.6 million. The increase is primarily due to higher third-party consulting and audit expenses.

Stock-based compensation

Three Months Ended September 30,		Change
2023	2022
$2,218	$5,114	$(2,896)	(56.6)%

Stock-based compensation expense was approximately $2.2 million for the three months ended September 30, 2023 compared to $5.1 million for the three months ended September 30, 2022, a decrease of approximately $2.9 million. The decrease in stock-based compensation was primarily due to the timing of grants and vesting of stock awards for executive officers and other management personnel.

Depreciation and amortization

Three Months Ended September 30,		Change
2023	2022
$1,808	$2,505	$(697)	(27.8)%

Depreciation and amortization expense was approximately $1.8 million for the three months ended September 30, 2022 compared to approximately $2.5 million for the three months ended September 30, 2022, a decrease of approximately $0.7 million due to capitalized assets becoming fully depreciated.

Impairment of goodwill, intangible assets, and long-lived assets

Three Months Ended September 30,		Change
2023	2022
$85,448	$15,450	$69,998	453.1%

Impairment of goodwill, intangible assets and long-lived assets was approximately $85.4 million during the three months ended September 30, 2023 compared to $15.5 million for the three months ended September 30, 2022, a decrease of approximately $70.0 million. During the three months ended September 30, 2023, the Company recognized a non-cash impairment charge of approximately $85.4 million for its radio broadcasting licenses associated with 10 markets. See Note 4 – Radio Broadcasting Licenses of our consolidated financial statements for further discussion.

Interest income

Three Months Ended September 30,		Change
2023	2022
$2,256	$415	$1,841	443.6%

Interest income was approximately $2.3 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022. The increase was driven by higher cash balances in the three months ended September 30, 2023.

Interest expense

Three Months Ended September 30,		Change
2023	2022
$13,983	$15,310	$(1,327)	(8.7)%

Interest expense was approximately $14.0 million for the three months ended September 30, 2023 compared to approximately $15.3 million for the three months ended September 30, 2022, a decrease of approximately $1.3 million. The decrease is due to lower overall debt balances outstanding. During the first quarter of 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par.

Gain on retirement of debt

Three Months Ended September 30,		Change
2023	2022
$—	$1,837	$(1,837)	(100.0)%

There was no gain on retirement of debt for the three months ended September 30, 2023 compared to approximately $1.8 million for the three months ended September 30, 2022. There was no repurchase of debt during the three months ended September 30, 2023. During the three months ended September 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.1% of par resulting in a net gain of approximately $1.8 million.

Other income, net

Three Months Ended September 30,		Change
2023	2022
$75	$2,021	$(1,946)	(96.3)%

Other income, net, was approximately $0.1 million for the three months ended September 30, 2023 compared to approximately $2.0 million for the three months ended September 30, 2022. During the three months ended September 30, 2022, the Company recognized income related to MGM.

(Benefit from) provision for income taxes

Three Months Ended September 30,		Change
2023	2022
$(16,778)	$3,213	$(19,991)	(622.2)%

For the three months ended September 30, 2023, we recorded a benefit from income taxes of approximately $16.8 million. This amount is based on the actual effective tax rate of 23.8%. This rate includes $0.3 million of discrete tax benefits primarily related to deferred rate changes. For the three months ended September 30, 2022, we recorded a provision for income taxes of approximately $3.2 million on pre-tax income from consolidated operations of approximately $7.0 million which results in an effective tax rate of 46.2%. This rate includes $0.1 million of discrete tax benefits primarily related to statutory state tax rate changes.

Loss from unconsolidated joint venture

Three Months Ended September 30,		Change
2023	2022
$(2,728)	$—	$(2,728)	100%

For the three months ended September 30, 2023, we recognized approximately $2.7 million loss from unconsolidated joint venture related to the Company’s investment on RVAEH.

Net income attributable to noncontrolling interests

Three Months Ended September 30,		Change
2023	2022
$697	$277	$420	151.6%

Net income attributable to noncontrolling interests was approximately $0.7 million for the three months ended September 30, 2023 compared to approximately $0.3 million for the three months ended September 30, 2022. The increase in net income attributable to noncontrolling interests was due primarily to higher net income recognized by Reach Media during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

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

(b)  Broadcast and digital operating income: The radio broadcasting industry commonly refers to “station operating income” which consists of net income (loss) before depreciation and amortization, income taxes, interest expense, interest income, noncontrolling interests in income of subsidiaries, other income, net, loss from unconsolidated joint venture, corporate selling, general and administrative expenses, stock-based compensation, impairment of goodwill, intangible assets, and long-lived assets and (gain) loss on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term “broadcast and digital operating income.” Broadcast and digital operating income is not a measure of financial performance under GAAP. Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

Broadcast and digital operating income decreased to approximately $43.8 million for the three months ended September 30, 2023, compared to approximately $50.8 million for the comparable period in 2022, a decrease of approximately $7.1 million or 13.9%. The decrease was primarily due to lower broadcast and digital operating income at all segments. Our digital segment generated approximately $7.3 million of broadcast and digital operating income during the three months ended September 30, 2023, compared to approximately $7.6 million during the three months ended September 30, 2022. Reach Media generated approximately $4.0 million of broadcast and digital operating income during the three months ended September 30, 2023, compared to approximately $4.3 million during the three months ended September 30, 2022. Cable television generated approximately $23.6 million of broadcast and digital operating income during the three months ended September 30, 2023, compared to approximately $26.2 million during the three months ended September 30, 2022. The decrease in the cable television segment’s broadcast and digital operating income is primarily from lower net revenues coupled with higher programming and technical expenses. Finally, our radio broadcasting segment generated approximately $8.6 million of broadcast and digital operating income during the three months ended September 30, 2023, compared to approximately $12.8 million during the three months ended September 30, 2022, primarily due to higher selling, general and administrative costs.

(c) Adjusted EBITDA: Adjusted EBITDA consists of net income (loss) plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to noncontrolling interests, impairment of goodwill, intangible assets, and long-lived assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement and other compensation, corporate development costs, severance-related costs, investment income, loss from unconsolidated joint venture, less (2) other income, net and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Net revenue	$117,825	$121,250	$357,346	$352,038
Broadcast and digital operating income	43,780	50,842	130,408	154,358
Adjusted EBITDA	34,142	44,341	101,932	133,853
Net (loss) income attributable to common stockholders	(54,411)	3,469	13,033	36,251

The reconciliation of net (loss) income to broadcast and digital operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Net (loss) income attributable to common stockholders	$(54,411)	$3,469	$13,033	$36,251
Add back/(deduct) certain non-broadcast and digital operating income items included in net (loss) income:
Interest income	(2,256)	(415)	(4,488)	(474)
Interest expense	13,983	15,310	42,023	47,123
(Benefit from) provision for income taxes	(16,778)	3,213	5,259	12,803
Corporate selling, general and administrative, excluding stock-based compensation	10,418	9,777	30,333	31,206
Stock-based compensation	2,218	5,114	7,816	5,574
Gain on retirement of debt	—	(1,837)	(2,356)	(3,692)
Other income, net	(75)	(2,021)	(96,535)	(13,732)
Loss from unconsolidated joint venture	2,728	—	2,728	—
Depreciation and amortization	1,808	2,505	6,291	7,391
Noncontrolling interests in income of subsidiaries	697	277	2,000	1,553
Impairment of goodwill, intangible assets, and long-lived assets	85,448	15,450	124,304	30,355
Broadcast and digital operating income	$43,780	$50,842	$130,408	$154,358

The reconciliation of net (loss) income to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands)

Net (loss) income attributable to common stockholders	$(54,411)	$3,469	$13,033	$36,251
Add back/(deduct) certain non-broadcast and digital operating income items included in net (loss) income:	—	—	—	—
Interest income	(2,256)	(415)	(4,488)	(474)
Interest expense	13,983	15,310	42,023	47,123
(Benefit from) provision for income taxes	(16,778)	3,213	5,259	12,803
Depreciation and amortization	1,808	2,505	6,291	7,391
EBITDA	$(57,654)	$24,082	$62,118	$103,094
Stock-based compensation	2,218	5,114	7,816	5,574
Gain on retirement of debt	—	(1,837)	(2,356)	(3,692)
Other income, net	(75)	(2,021)	(96,535)	(13,732)
Loss from unconsolidated joint venture	2,728	—	2,728	—
Noncontrolling interests in income of subsidiaries	697	277	2,000	1,553
Corporate development costs	1,594	287	4,317	1,871
Contingent consideration from acquisition	(845)	714	(2,663)	2,196
Severance-related costs	31	147	318	388
Impairment of goodwill, intangible assets, and long-lived assets	85,448	15,450	124,304	30,355
Investment income (expense) from MGM National Harbor[1]	—	2,128	(115)	6,246
Adjusted EBITDA	$34,142	$44,341	$101,932	$133,853

1 Investment income (expense) from MGM National Harbor is included in the Other income, net.

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	Change

	(In thousands)		(In thousands)

Statements of Operations:
Net revenue	$357,346	$352,038	$5,308	1.5%
Operating expenses:
Programming and technical, excluding stock-based compensation	100,304	86,359	13,945	16.1
Selling, general and administrative, excluding stock-based compensation	126,634	111,321	15,313	13.8
Corporate selling, general and administrative, excluding stock-based compensation	30,333	31,206	(873)	(2.8)
Stock-based compensation	7,816	5,574	2,242	40.2
Depreciation and amortization	6,291	7,391	(1,100)	(14.9)
Impairment of goodwill, intangible assets, and long-lived assets	124,304	30,355	93,949	309.5
Total operating expenses	395,682	272,206	123,476	361.9
Operating (loss) income	(38,336)	79,832	(118,168)	(360.4)
Interest income	4,488	474	4,014	846.8
Interest expense	42,023	47,123	(5,100)	(10.8)
Gain on retirement of debt	2,356	3,692	(1,336)	(36.2)
Other income, net	96,535	13,732	82,803	603.0
Income from consolidated operations before provision for income taxes	23,020	50,607	(27,587)	(54.5)
Provision for income taxes	5,259	12,803	(7,544)	(58.9)
Net income from consolidated operations	17,761	37,804	(20,043)	(53.0)
Loss from unconsolidated joint venture	(2,728)	—	(2,728)	100.0
Net income	15,033	37,804	(22,771)	(60.2)
Net income attributable to noncontrolling interests	2,000	1,553	447	28.8
Net income attributable to common stockholders	$13,033	$36,251	$(23,218)	(64.0)%

Net revenue

Nine Months Ended September 30,		Change
2023	2022
$357,346	$352,038	$5,308	1.5%

During the nine months ended September 30, 2023, we recognized approximately $357.3 million in net revenue compared to approximately $352.0 million during the nine months ended September 30, 2022. These amounts are net of agency and outside sales representative commissions. We recognized approximately $114.5 million of revenue from our radio broadcasting segment during the nine months ended September 30, 2023, compared to approximately $109.1 million for the nine months ended September 30, 2022, an increase of approximately $5.4 million, primarily due to the acquisition of three stations in the second half of 2022 in the Indianapolis market and revenue growth in the Atlanta market. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 4.2% in total revenues. We experienced net revenue reduction in all of our existing radio markets, with the exception of Atlanta, Cincinnati, Cleveland and Columbus. Net revenue from our radio broadcasting segment, excluding political advertising, during the nine months ended September 30, 2023 increased 5.0% compared to the nine months ended September 30, 2022. We recognized approximately $42.1 million of revenue from our Reach Media segment during the nine months ended September 30, 2023, compared to approximately $31.2 million for the nine months ended September 30, 2022, an increase of approximately $10.9 million. The increase was primarily driven by the addition of the Fantastic Voyage cruise during the second quarter of 2023. We recognized approximately $54.3 million of revenue from our digital segment during the nine months ended September 30, 2023, compared to $54.4 million during the nine months ended September 30, 2022, a decrease of approximately $0.1 million. We recognized approximately $148.9 million of revenue from our cable television segment during the nine months ended September 30, 2023, compared to $160.1 million during the nine months ended September 30, 2022, a decrease of approximately $11.2 million. The decrease was primarily driven by lower ratings and decreased advertising sales and affiliate fees.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Change
2023	2022
$100,304	$86,359	$13,945	16.1%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our internet segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were $100.3 million for the nine months ended September 30, 2023 compared to $86.4 million for the nine months ended September 30, 2022, an increase of approximately $13.9 million. The increase in programming and technical expenses for the nine months ended September 30, 2023, compared to the same period in 2022 was due to higher expenses across all segments. Expenses in our radio broadcasting segment increased approximately $4.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due primarily to the Emmis transaction, CMG acquisition as well as higher music royalties, payroll, contract labor and rent expense. Expenses in our digital segment increased approximately $0.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to higher payroll, content expenses and video production costs. Expenses in our cable television segment increased approximately $7.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to higher content amortization expense, payroll, production facility and bad debt expense, partially offset by a decrease in promotional expenses.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Change
2023	2022
$126,634	$111,321	$15,313	13.8%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $126.6 million for the nine months ended September 30, 2023 compared to $111.3 million for the nine months ended September 30, 2022, an increase of approximately $15.3 million. Expenses in our radio broadcasting segment increased approximately $5.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due primarily to higher payroll, research, travel and entertainment and insurance expenses, as well as promotional accounts. Expenses in our digital segment increased approximately $1.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due primarily to higher compensation costs. Expenses in our Reach Media segment increased $10.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 primarily due to the Fantastic Voyage cruise and to a lesser extent, the higher affiliate station costs and higher bad debt expense. Finally, expenses in our cable television segment decreased approximately $2.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 due primarily to a decrease in promotional, travel and entertainment expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Change
2023	2022
$30,333	$31,206	$(873)	(2.8)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $30.3 million for the nine months ended September 30, 2023 compared to $31.2 million for the nine months ended September 30, 2022, a decrease of approximately $0.9 million. This decrease was primarily driven by lower executive compensation costs, partially offset higher third-party consulting and audit expenses.

Stock-based compensation

Nine Months Ended September 30,		Change
2023	2022
$7,816	$5,574	$2,242	40.2%

Stock-based compensation expense was approximately $7.8 million for the nine months ended September 30, 2023 compared to $5.6 million for the nine months ended September 30, 2022, an increase of approximately $2.2 million. The increase in stock-based compensation for the nine months ended September 30, 2023, compared to nine months ended September 30, 2022, was primarily due to new grants and the timing of grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Nine Months Ended September 30,		Change
2023	2022
$6,291	$7,391	$(1,100)	(14.9)%

Depreciation and amortization expense was approximately $6.3 million for the nine months ended September 30, 2023, compared to approximately $7.4 million for the nine months ended September 30, 2022, a decrease of approximately $1.1 million. This decrease is due to capitalized assets becoming fully depreciated.

Impairment of goodwill, intangible assets, and long-lived assets

Nine Months Ended September 30,		Change
2023	2022
$124,304	$30,355	$93,949	309.5%

Impairment of goodwill, intangible assets and long-lived assets was approximately $124.3 million during the nine months ended September 30, 2023 compared to $30.4 million for the nine months ended September 30, 2022, an increase of approximately $94.0 million. During the three months ended September 30, 2023, the Company recorded a non-cash impairment charge of approximately $85.4 million for its radio broadcasting licenses associated with ten markets. See Note 4 – Radio Broadcasting Licenses of our consolidated financial statements for further discussion.

During the three months ended June 30, 2023, the Company recognized an impairment loss of approximately $22.1 million associated with five markets.

Additionally, the Company recognized a non-cash impairment charge of approximately $16.8 million associated with the sale of the KROI-FM radio broadcasting license during the three months ended March 31, 2023. See Note 3 – Acquisitions and Dispositions of our consolidated financial statements for further discussion.

Interest income

Nine Months Ended September 30,		Change
2023	2022
$4,488	$474	$4,014	846.8%

Interest income was approximately $4.5 million for the nine months ended September 30, 2023 compared to approximately $0.5 million for the nine months ended September 30, 2022, an increase of approximately $4.0 million.  The increase was primarily due to higher cash balances during the nine months ended September 30, 2023.

Interest expense

Nine Months Ended September 30,		Change
2023	2022
$42,023	$47,123	$(5,100)	(10.8)%

Interest expense decreased to approximately $42.0 million for the nine months ended September 30, 2023, compared to approximately $47.1 million for the nine months ended September 30, 2022, a decrease of approximately $5.1 million. The decrease is due to lower overall debt balances outstanding. During the nine months ended September 30, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par.

Gain on retirement of debt

Nine Months Ended September 30,		Change
2023	2022
$2,356	$3,692	$(1,336)	(36.2)%

Gain on retirement of debt was approximately $2.4 million for the nine months ended September 30, 2023 compared to approximately $3.7 million for the nine months ended September 30, 2022, a decrease of approximately $1.3 million. As discussed above, during the nine months ended September 30, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par, resulting in a net gain on retirement of debt. During the nine months ended September 30, 2022, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 91.0% of par, resulting in a net gain on retirement of debt of approximately $3.7 million during the nine months ended September 30, 2022.

Other income, net

Nine Months Ended September 30,		Change
2023	2022
$96,535	$13,732	$82,803	603.0%

Other income, net increased $82.8 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022. The increase was primarily due to the gain on sale of the Company’s investment in MGM, which was recognized in Other income, net, during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company recognized income related to the MGM investment as well as the PPP Loan and related accrued interest that was forgiven in Other income, net.

Provision for income taxes

Nine Months Ended September 30,		Change
2023	2022
$5,259	$12,803	$(7,544)	(58.9)%

For the nine months ended September 30, 2023, we recorded a provision for income taxes of approximately $5.3 million. This amount is based on the actual effective tax rate of 25.9%. The difference between the effective rate and the Company’s statutory rate relates primarily to the effect of state taxes and permanent differences associated with non-deductible officer compensation. The Company also recorded approximately $23.7 million of discrete tax expense primarily related to the gain on sale our MGM investment. For the nine months ended September 30, 2022, we recorded a provision for income taxes of approximately $12.8 million. This rate includes approximately $2.5 million of discrete tax benefits primarily related to non-taxable income forgiveness of the PPP Loan.

Loss from unconsolidated joint venture

Nine Months Ended September 30,		Change
2023	2022
$(2,728)	$—	$(2,728)	100%

For the nine months ended September 30, 2023, we recognized approximately $2.7 million loss from unconsolidated joint venture related to the Company’s investment on RVAEH.

Net income attributable to noncontrolling interests

Nine Months Ended September 30,		Change
2023	2022
$2,000	$1,553	$447	28.8%

Net income attributable to noncontrolling interests was approximately $2.0 million for the nine months ended September 30, 2023 compared to approximately $1.6 million for the nine months ended September 30, 2022. The increase in net income attributable to noncontrolling interests was due primarily to higher net income recognized by Reach Media during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was partially driven by a $0.3 million loss from RVEAH no longer being recorded in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Other Data

Broadcast and digital operating income

Broadcast and digital operating income decreased to approximately $130.4 million for the nine months ended September 30, 2023, compared to approximately $154.4 million for the comparable period in 2022, a decrease of approximately $24.0 million or 15.5%. This decrease was primarily due to lower broadcast and digital operating income at each of our segments. Our radio broadcasting segment generated approximately $27.4 million of broadcast and digital operating income during the nine months ended September 30, 2023, compared to approximately $32.3 million during the nine months ended September 30, 2022, a decrease of approximately $4.9 million, primarily from lower net revenues and higher selling, general and administrative expenses. Reach Media generated approximately $13.4 million of broadcast and digital operating income during the nine months ended September 30, 2023, compared to approximately $14.3 million during the nine months ended September 30, 2022, with the decrease primarily due to higher selling, general, and administrative costs. Our digital segment generated approximately $17.2 million of broadcast and digital operating income during the nine months ended September 30, 2023, compared to $19.9 million during the nine months ended September 30, 2022, with the decrease primarily due to lower net revenues and higher programming and technical expenses and selling, general and administrative expenses. Finally, our cable television segment generated approximately $71.9 million of broadcast and digital operating income during the nine months ended September 30, 2023, compared to approximately $87.9 million during the nine months ended September 30, 2022, with the decrease primarily due to lower net revenues and higher programming and technical expenses and higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance is approximately $196.2 million as of September 30, 2023. As of September 30, 2023, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.

The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.

On May 17, 2021, the Company entered into an Open Market Sale Agreement (the “Class D Sale Agreement”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”). On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million. As of September 30, 2023, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional ATM programs and issue additional common stock from time to time under those programs.

During the nine months ended September 30, 2023 and 2022, the Company executed Stock Vest Tax Repurchases of 313,272 shares of Class D Common Stock in the amount of approximately $1.6 million at a price of $5.20 per share and 344,702 shares of Class D Common Stock in the amount of approximately $1.5 million at an average price of $4.29 per share, respectively.

On March 8, 2023, ROEH issued a Put Notice with respect to its Put Interest in MGMNH. Upon issuance of the Put Notice, no later than thirty (30) days following receipt, MGMNH was required to repurchase the Put Interest for cash. On April 21 2023, ROEH closed on the sale of the Put Interest and received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price. During the nine months ended September 30, 2023, the Company received $8.8 million representing the Company’s annual distribution from MGMNH with respect to fiscal year 2022.

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

During the nine months ended September 30, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par, resulting in a net gain on retirement of debt of approximately $2.4 million. During the year ended December 31, 2022, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 89.5% of par. The Company recorded a net gain on retirement of debt of approximately $6.7 million for the year ended December 31, 2022. See Note 5 – Long-Term Debt of our consolidated financial statements for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of September 30, 2023, there were no borrowings outstanding on the Current ABL Facility. See Note 10 – Subsequent Events for descriptions of amendments to the Current ABL Facility subsequent to September 30, 2023.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2023:

Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
(In millions)
2028 Notes, net of issuance costs (fixed rate)	$715.6	7.375%
Asset-backed credit facility (variable rate) (1)	—	—
(1)	Subject to variable LIBOR or base rate plus a spread as defined in the agreement.

The following table provides a summary of our statements of cash flows for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,
	2023	2022

	(In thousands)
Net cash flows provided by operating activities	$43,302	$53,586
Net cash flows provided by (used in) investing activities	79,333	(27,176)
Net cash flows used in financing activities	(28,312)	(73,081)

Net cash flows provided by operating activities were approximately $43.3 million and $53.6 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash flow from operating activities for the nine months ended September 30, 2023 decreased from the prior year primarily due to the timing of payments of accrued compensation payments for other liabilities, partially offset by collections of accounts receivable. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows provided by (used in) investing activities were approximately $79.3 million and $(27.2) million for the nine months ended September 30, 2023 and 2022, respectively. The sale of the Company’s MGM investment and the effect of the RVAEH deconsolidation were the main drivers for the increase in investing cash flows for the nine months ended September 30, 2023.

Net cash flows used in financing activities were approximately $28.3 million and $73.1 million for the nine months ended September 30, 2023 and 2022, respectively. We repurchased approximately $1.6 million and $26.5 million of our Class D Common Stock during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company repurchased approximately $22.3 million and $45.5 million, respectively, of our 2028 Notes. Finally, Reach Media paid approximately $4.4 million and $1.6 million in dividends to noncontrolling interest shareholders during the nine months ended September 30, 2023 and 2022, respectively.

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

Radio Broadcasting Licenses

As of September 30, 2023 the Company performed a quantitative assessment for radio broadcasting licenses for all markets to determine whether they were impaired. To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the license). The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, mature operating profit margin for average stations in the markets where the Company operates, terminal growth rate, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $85.4 million associated with ten markets, included in impairment of goodwill, intangible assets, and long-lived assets, on the consolidated statement of operations during the three months ended September 30, 2023. The primary factor leading to the impairments was a decline in the projected gross market revenues and an increase in the discount rate.

Based on our quantitative impairment test in the third quarter of 2023, the fair value of one market, with the radio broadcasting licenses of approximately $58.4 million as of September 30, 2023, exceeded the carrying value by less than 10%. The radio broadcasting licenses in that one market are considered at risk of failing step one of the impairment test in future quarters if financial performance decreases.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the at risk market in the interim impairment assessment as of September 30, 2023.

Market 1
Discount rate	10.0%
Revenue growth rate range	(1.4)%-0.0%
Terminal growth rate	(0.5)%
Mature market share	14.8%
Mature operating profit margin	30.3%

To the extent that there is a potential recession that further disrupts the economic environment impacting the financial performance or interest rates continue to rise in response to persistent inflation, these events could negatively affect the key assumptions and result in significantly lower fair value of the broadcasting licenses.

Goodwill

Based on our quantitative impairment test in the third quarter of 2023, there was no radio market reporting unit at risk of failing step one of the impairment test. Based on our third quarter 2023 qualitative impairment test, it was more likely than not that the fair values of all other reporting units exceeded their carrying amounts.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Based on our qualitative impairment test in the third quarter of 2023, it was more likely than not that the fair values of intangible assets exceeded their respective carrying amounts.

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

Indebtedness

As of September 30, 2023, we had approximately $725.0 million of our 2028 Notes outstanding within our corporate structure. See Note 5 -  Long-Term Debt of our consolidated financial statements. The Company had no other indebtedness.

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music

Rights, Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties, and distribute them to the rights holders. We currently have arrangements with ASCAP, SESAC and GMR. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license for the period April 1, 2022 to March 31, 2026. The license includes an optional three-year extended term that the Company may exercise prior to the end of the initial term.

Lease Obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next forty-nine years.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of September 30, 2023:

	Payments Due by Period

	Remainder of					2028 and
Contractual Obligations	2023	2024	2025	2026	2027	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$13,367	$53,469	$53,469	$53,469	$53,469	$729,456	$956,699
Other operating contracts/agreements (2)	39,946	52,457	27,781	11,675	4,059	8,935	144,853
Operating lease obligations	3,275	12,425	7,400	5,070	3,348	8,460	39,978
Total	$56,588	$118,351	$88,650	$70,214	$60,876	$746,851	$1,141,530
(1)	Includes interest obligations based on interest rates on senior secured notes outstanding as of September 30, 2023.
(2)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility (if applicable) and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $88.0 million has not been recorded on the balance sheet as of September 30, 2023, as it does not meet recognition criteria. Approximately $18.5 million relates to certain commitments for content agreements for our cable television segment, approximately $30.3 million relates to employment agreements, and the remainder relates to other agreements.

Off-Balance Sheet Arrangements

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of September 30, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that as of September 30, 2023, our disclosure controls and procedures were not effective in timely alerting them to material information required to be included in our periodic SEC reports as a result of material weaknesses that existed in our internal control over financial reporting as described below.

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

(b) Changes in internal control over financial reporting

Except for the material weakness and the material weakness remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in our 2022 Form 10-K, as updated by our subsequent filed quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Continued delays in the filing of our periodic reports with the Securities and Exchange Commission could impact our listing on the Nasdaq stock market, which could materially and adversely affect our stock price and impact our operations.

As previously disclosed, in connection with the preparation of the consolidated financial statements for the period ended December 31, 2022, the Company re-evaluated its accounting for the valuation of its investment interest in MGM National Harbor (the “MGM Investment”) and determined that adjustments were required to previously issued financial statements for certain periods due to understatements in the value of the MGM Investment and related tax effects. As a result, the Company was unable to file its 2022 Form 10-K on a timely basis with the United States Securities and Exchange Commission (the “SEC”). While we filed our 2022 Form 10-K on June 30, 2023, the delay in filing the 2022 Form 10-K caused delays in the filing of our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2023 and June 30, 2023, which were due in May 2023 and August 2023, respectively. While we subsequently filed the Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2023 and June 30, 2023 on November 20, 2023, we were delayed in the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Q3 2023 10-Q”).

Nasdaq Listing Rule 5250(c) (1) (the “Listing Rule”) requires Nasdaq listed companies to timely file all required periodic financial reports with the SEC. On September 28, 2023, the Company received a Staff Delisting Determination (the “Staff Determination”) from the Nasdaq Listing Qualifications Department (the “Listing Department”) notifying the Company that Nasdaq has initiated a process that could result in the delisting of the Company’s securities from Nasdaq as a result of the Company not being in compliance with the Listing Rule. The Staff Determination had no immediate effect and did not immediately result in the suspension of trading or delisting of the Company’s shares of common stock. After receipt of the Staff Determination, the Company timely requested a hearing before a Nasdaq Hearings Panel (the “Hearings Panel”). On October 17, 2023, the Hearings Panel granted the Company’s request that the stay be extended at least through the ultimate outcome of the hearing, scheduled for November 30, 2023 (the “Hearing”). On November 30, 2023, the Company presented its compliance plan at the Hearing. On December 12, 2023, the Company received notification from the

Panel that it has granted the Company an extension of time to come into compliance with the Listing Rule in respect of its Q3 2023 Form 10-Q until January 16, 2024 (the “Extension Date”). The extension stays delisting of the Company's securities through the Extension Date and, assuming the Company files the Q3 2023 Form 10-Q by the Extension Date, the Company will regain its standing with the Nasdaq and its securities will remain listed and actively traded on the Nasdaq.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the three months ended September 30, 2023, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

December 22, 2023