Form 10-K
period 2023-12-31
URBAN ONE, INC.
filed 2024-06-07
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Smaller reporting company  ☒          Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒  No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at June 3, 2024
Class A Common Stock, $.001 par value	9,853,672
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,045,016
Class D Common Stock, $.001 par value	34,910,815

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2023, was approximately $130.0 million.

URBAN ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2023

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this annual report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”) concerning our operations, cash flows and financial position, contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:

•public health crises, epidemics and pandemics such as COVID-19 and other future pandemics and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;

•lingering impacts of the COVID-19 pandemic (particularly in our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC), including changes in social and business dynamics and the impact of any future outbreaks or variants and reduced government stimulus, the impact on our employees, and the extent of the impact of the changes in social and business dynamics on overall demand for advertising across our various media;

•recession, economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;

•our degree of leverage, certain cash commitments related thereto, and potential inability to finance strategic transactions given fluctuations in market conditions;

•fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC) or fluctuations within individual business sectors experiencing a downturn even in the absence of a broader recession could negatively impact our ability to meet our cash needs;

•increased costs due to inflation or any changes in music royalty fees;

•risks associated with the implementation and execution of our business diversification strategy, including our strategic actions with respect to expansion into gaming;

•risks associated with our investments or potential investment in gaming businesses;

•regulation by the FCC relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•changes in our key personnel and on-air talent;

•increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions availability/costs;

•financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

•increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;

•the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;

•developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;

•disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;

•material weaknesses identified in our internal control over financial reporting which, if not remediated, could result in material misstatements in our consolidated financial statements;

•failure to meet the continued listing standards of NASDAQ Stock Market (“NASDAQ”), which could cause our common stock to be delisted, and which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation; and

•other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Urban One, Inc., a Delaware corporation, and its subsidiaries, (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2023, we owned and/or operated 72 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 13 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 90.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show, and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. During the year ended December 31, 2023, the Company completed the sale of its investment in MGM National Harbor (the “MGM Investment”), a gaming resort located in Prince George’s County, Maryland. Please refer to Note 3(q) – Investments of our consolidated financial statements for more details. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

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

Recent Developments

On April 11, 2023, the Company entered into a definitive asset purchase agreement with Cox Media Group (“the CMG Acquisition”) to purchase its Houston radio cluster. Under the terms of the agreement, the Company agreed to acquire 93Q Country KKBQ-FM, classic rock station The Eagle 106.9 & 107.5 KHPT-FM and KGLK-FM, and Country Legends 97.1 KTHT-FM. The transaction price was $27.5 million. The acquisition was completed on August 1, 2023. As part of the FCC approval of and closing conditions of the CMG Acquisition, the Company was required to divest two stations KTHT-FM and KROI-FM before it could close the CMG Acquisition. On June 7, 2023, the Company entered into a definitive asset purchase agreement with Educational Media Foundation (“EMF”) to sell KTHT-FM, and all its assets, for $3.1 million (“the KTHT Divestiture”). Immediately prior to the closing of the CMG Acquisition on August 1, 2023, the KTHT-FM assets were transferred directly into an irrevocable trust until the sale to EMF was finalized. On November 1, 2023, after the approval by the FCC, the KTHT Divestiture was completed.

In anticipation of the FCC divestiture requirement and the CMG Acquisition, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the radio broadcasting segment to an unrelated third party for approximately $7.5 million. The identified assets and liabilities of KROI-FM have a combined carrying value of approximately $9.9 million and $2.4 million, respectively. The major category of the assets included radio broadcasting licenses in the amount of approximately $7.3 million (net of impairment of approximately $16.8 million included in impairment of goodwill, intangible assets, and long-lived assets, on the consolidated statement of operations). On August 1, 2023, immediately prior to the closing of the CMG Acquisition, the identified assets and liabilities were transferred to an irrevocable trust and removed from the Company’s ownership and consolidated balance sheet as part of customary closing terms. The identified assets and liabilities will remain in the trust until the transaction is complete, which is anticipated to occur in 2024. As the identified assets and liabilities of KROI-FM were held in an irrevocable trust and the respective divestiture had not been completed as of December 31, 2023, the Company has recorded a right to receive payment from KROI-FM’s acquirer as a receivable of $5.6 million within other current assets in the consolidated balance sheet as of December 31, 2023.

Segments

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) cable television; (iii) Reach Media; and (iv) digital. Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All Other - Corporate/Eliminations.” (See Note 15 – Segment Information of our consolidated financial statements.)

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

As of December 31, 2023, we owned and/or operated 72 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 13 HD stations, and the 2 low power television stations we operate but excluding translators) located in 13 of the most populous African-American markets in the United States. The following tables set forth further selected information about our portfolio of radio stations that we owned and/or operated as of December 31, 2023.

	Urban One					Market Data
					Entire Audience	Ranking by Size of	Estimated Fall 2023
					Four Book	African-American	Metro
					Average Audience	Population Persons	Population Persons
Market	Number of Stations*				Share(1)	12+(2)	12+
								African-
							Total	American
	FM	AM	HD	LP/TV**			(millions)%
Atlanta	4		1		15.4	2	5.2	36
Washington, DC	4	2			10.9	3	5.1	27
Dallas	2				3.8	5	6.6	18
Houston	5		4		21.1	6	6.2	18
Philadelphia	2		2		4.5	7	4.7	20
Baltimore	2	2	1		13.1	11	2.4	30
Charlotte	5	1	1		20.4	12	2.5	23
Raleigh-Durham	4				16.7	19	1.8	21
Cleveland	2	2	1		12.2	21	1.8	20
Richmond	4	2			18.0	25	1.1	29
Columbus	5			1	7.2	26	1.8	18
Indianapolis	5	1	2	1	32.3	30	1.7	17
Cincinnati	2	1	1		6.1	34	1.9	13
Total	46	11	13	2
(1)	Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2023 Nielsen Survey.
(2)	Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2023.
*

19 non-independently formatted HD stations and 14 non-independently formatted translators owned and operated by the Company are not included in the above station count. Changes in the programming of our HD stations or translators may alter our station count from time to time.

**	Low power television station

Market Rank Metro
Market	Population 2023	Format	Target Demo
Atlanta	7

WAMJ/WUMJ		Urban AC	25-54
WHTA		Urban Contemporary	18-34
WPZE		Contemporary Inspirational	25-54
WAMJ-HD2		Urban Contemporary	25-54

Washington DC	8

WKYS		Urban Contemporary	18-34
WMMJ/WDCJ		Urban AC	25-54
WPRS		Contemporary Inspirational	25-54
WOL-AM		News/Talk	35-64
WYCB-AM		Gospel	35-64

Philadelphia	9

WPPZ		Adult Contemporary	25-54
WRNB		Urban Contemporary	25-54
WPPZ-HD2		Contemporary Inspirational	25-54

WRNB-HD2		Urban AC	25-54

Houston	6

KBXX		Urban Contemporary	18-34
KMJQ		Urban AC	25-54
KKBQ		Country	25-54
KGLK/KHPT		Classic Rock	25-54
KMJQ HD2		Contemporary Inspirational	25-54
WGLK HD2		Variety 80s/90s	25-54
KKBQ HD 2		Country Legends	25-54
KKBQ HD 3		Texas Country	25-54

Dallas	5

KBFB		Urban Contemporary	18-34
KZMJ		Urban Contemporary	25-54

Baltimore	23

WERQ		Urban Contemporary	18-34
WOLB		News/Talk	35-64
WWIN-FM		Urban AC	25-54
WWIN-AM		Gospel	35-64
WLIF-HD2		Contemporary Inspirational	25-54

Charlotte	21

WPZS		Contemporary Inspirational	25-54
WOSF		Urban AC / Old School	25-54
WOSF-HD2		Urban Contemporary	18-34
WBT AM/FM		News Talk	25-54
WFNZ		Sports Talk	25-54
WLNK		Hot Adult Contemporary	25-54

Cincinnati	33

WIZF		Urban Contemporary	18-34
WOSL		Urban AC / Old School	25-54
WDBZ-AM		Talk	35-64
WIZF-HD3		Hispanic	25-54

Cleveland	35

WENZ		Urban Contemporary	18-34
WERE-AM		News/Talk	35-64
WJMO-AM		Contemporary Inspirational	35-64
WZAK		Urban AC	25-54
WENZ-HD2		Contemporary Inspirational	25-54

Columbus	36

WCKX/WHTD		Urban Contemporary	18-34
WXMG		Urban AC	25-54
WJYD		Contemporary Inspirational	25-54
WWLG		Hispanic	25-54
WQMC-TV		Television	25-54

Raleigh	37

WFXC/WFXK		Urban AC	25-54
WQOK		Urban Contemporary	18-34
WNNL		Contemporary Inspirational	25-54

Indianapolis	38

WTLC-FM		Urban AC	25-54
WHHH		Urban Contemporary	18-34
WTLC-AM		Contemporary Inspirational	35-64
WIBC		News Talk	25-54
WHHH-HD2/HD3		Regional Mexican	25-54
WLHK		Country	25-54
WIBC-HD2		Sports Talk	25-54
WYXB		Adult Contemporary	25-54
WDNI-TV		Television	25-54

Richmond	53

WKJS/WKJM		Urban AC	25-54
WCDX		Urban Contemporary	18-34
WPZZ		Contemporary Inspirational	25-54
WXGI-AM/WTPS-AM		Classic Hip Hop	25-54

AC-refers to Adult Contemporary

Old School - refers to Old School Hip/Hop

For the year ended December 31, 2023, approximately 31.2% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. We consider our radio broadcasting segment to be our core radio business. Within our core radio business, seven (Atlanta, Baltimore, Charlotte, Cleveland, Houston, Indianapolis, and Washington, DC) of the 13 markets in which we operated radio stations throughout 2023 or a portion thereof accounted for approximately 76.6% of our radio station net revenue for the year ended December 31, 2023. Revenue from the operations of Reach Media, along with revenue from the seven significant contributing radio markets, accounted for approximately 36.1% of our total consolidated net revenue for the year ended December 31, 2023. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the seven significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

Radio Advertising Revenue

Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 57.5% of our net revenue from our core radio business for the year ended December 31, 2023, was generated from the sale of local advertising and 34.9% from sales to national advertisers, including network/syndication advertising. The balance of net revenue from our radio segment is primarily derived from ticket sales, and revenue related to sponsored events, management fees and other alternative revenue.

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

Cable Television, Reach Media and Digital Segments, Strategy and Sources of Revenue and Income

As a diversified media company, our operations include media forms that are complementary to our radio business. In a strategy similar to our radio market segmentation, we have multiple complementary media and online brands. Each of these brands focuses on a different segment of African-American consumers. With our multiple brands, we are able to direct advertisers to specific audiences within the urban communities in which we are located, or to bundle the brands for advertising sales purposes when advantageous.

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

Reach Media, our syndicated radio unit, primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, Get Up! Mornings with Erica Campbell Show and the DL Hughley Show. In addition to being broadcast on 50 Urban One stations, our syndicated radio programming also was available on 224 non-Urban One stations throughout the United States as of December 31, 2023.

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

Finally, we have made other investments in the entertainment industry, such as our past investment in MGM National Harbor, a casino operation in Prince George’s County, Maryland. Our MGM Investment entitled us to an annual cash distribution based on net gaming revenue from gaming activities conducted on the site of the facility. In March 2023, the Company exercised the put option available to it and received approximately $136.8 million at the time of settlement of the put option in April 2023. Future opportunities could include investments in, acquisitions of, or the development of companies in diverse media businesses, gaming and entertainment, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the Internet, smartphones, cellular phones, tablets, and the home entertainment market.

Competition

The media industry is highly competitive and we face intense competition across our core radio franchise and all of our complementary media properties and investments. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be owned or controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing radio station converts to a format similar to that of one of our radio stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure you that our properties will maintain or increase their current ratings, market share or advertising revenue.

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

Federal Antitrust Laws

The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (“FTC”) or the Department of Justice, may investigate certain acquisitions. We cannot predict the outcome of any specific FTC or Department of Justice investigation. Any decision by the FTC or the Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976 requires the parties to file Notification and Report Forms concerning antitrust issues with the FTC and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition.

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

The Communications Act prohibits the assignment of an FCC license, or the transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant or renew a radio broadcast license or consent to the assignment or transfer of control of a license, the FCC considers a number of factors, including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character and other qualifications of the licensee (or proposed licensee) and compliance with the Anti-Drug Abuse Act of 1988. A licensee’s failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of sanctions, including admonishment, fines, the grant of a license renewal for less than a full eight-year term or with conditions, denial of a license renewal application, the revocation of an FCC license, and/or disqualification from acquiring additional broadcast properties.

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

Urban One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we held the license as of December 31, 2023. Stations which we did not own as of December 31, 2023, but operated under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the radio station’s ERP and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the height above average terrain of an FM radio station antenna. The table below excludes HD Radio multicast streams and LPTV stations.

		Year of	FCC	Power	HAAT in	Broadcasting	License
Market	Station Call Letters	Acquisition	Class	Kilowatts	Meters	Frequency	Expiration Date
Atlanta	WUMJ-FM	1999	C3	8.5	165	97.5 MHz	4/1/2028
	WAMJ-FM	1999	C2	33	185	107.5 MHz	4/1/2028
	WHTA-FM	2002	C2	35	177	107.9 MHz	4/1/2028
	WPZE-FM	1999	A	3	143	102.5 MHz	4/1/2028

Washington, DC	WOL-AM	1980	C	0.37	N/A	1450 kHz	10/1/2027
	WMMJ-FM	1987	A	2.9	146	102.3 MHz	10/1/2027
	WKYS-FM	1995	B	24.5	215	93.9 MHz	10/1/2027
	WPRS-FM	2008	B	20.0	244	104.1 MHz	10/1/2027
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2027
	WDCJ-FM	2017	A	2.2	169	92.7 MHz	10/1/2027

Philadelphia	WRNB-FM	2000	B	12.5	302.0	100.3 MHz	8/1/2030
	WPPZ-FM	2004	A	0.8	276.0	107.9 MHz	6/1/2030

Houston	KMJQ-FM	2000	C	100	524	102.1 MHz	8/1/2029
	KKBQ-FM	2023	C	100	585	92.9 MHz	8/1/2029
	KBXX-FM	2000	C	100	585	97.9 MHz	8/1/2029
	KHPT-FM	2023	C	100	579	106.9 MHz	8/1/2029
	KGLK-FM	2023	C	98	601	107.5 MHz	8/1/2029

Dallas	KBFB-FM	2000	C	100	574	97.9 MHz	8/1/2029
	KZMJ-FM	2001	C	100	591	94.5 MHz	8/1/2029

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2027
	WWIN-FM	1992	A	3	91	95.9 MHz	10/1/2027
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2027
	WERQ-FM	1993	B	37	173	92.3 MHz	10/1/2027

Charlotte	WFNZ-FM	2000	C3	10.5	154	92.7 MHz	12/1/2027
	WPZS-FM	2004	A	6	94	100.9 MHz	12/1/2027
	WOSF-FM	2014	C1	51	395	105.3 MHz	12/1/2027
	WBT-FM	2021	C3	7.7	182	99.3 MHz	12/1/2027
	WBT-AM	2021	A	50	N/A	1110 kHz	12/1/2027
	WFNZ-AM	2021	B	5	N/A	610 kHz	12/1/2027
	WLNK-FM	2021	C	100	516	107.9 MHz	12/1/2027

Cleveland	WJMO-AM	1999	B	5	N/A	1300 kHz	10/1/2028
	WENZ-FM	1999	B	16	272	107.9 MHz	10/1/2028
	WZAK-FM	2000	B	27.5	189	93.1 MHz	10/1/2028
	WERE-AM	2000	C	1	N/A	1490 kHz	10/1/2028

Raleigh-Durham	WQOK-FM	2000	C2	50	146	97.5 MHz	12/1/2027
	WFXK-FM	2000	C1	100	299	104.3 MHz	12/1/2027
	WFXC-FM	2000	C3	13	141	107.1 MHz	12/1/2027
	WNNL-FM	2000	C3	7.9	176	103.9 MHz	12/1/2027

Richmond	WPZZ-FM	1999	C1	100	299	104.7 MHz	10/1/2027
	WCDX-FM	2001	B1	4.5	235	92.1 MHz	10/1/2027
	WKJM-FM	2001	A	6	100	99.3 MHz	10/1/2027
	WKJS-FM	2001	A	2.3	162	105.7 MHz	10/1/2027
	WTPS-AM	2001	C	1	N/A	1240 kHz	10/1/2027
	WXGI-AM	2017	D	3.9	N/A	950 kHz	10/1/2027

Columbus	WCKX-FM	2001	A	1.9	126	107.5 MHz	10/1/2028
	WHTD-FM	2001	A	6	99	106.3 MHz	10/1/2028
	WXMG-FM	2016	B	21	232	95.5 MHz	10/1/2028
	WJYD-FM	2016	A	6	100	107.1 MHz	10/1/2028

Indianapolis	WTLC-FM	2000	A	6	99	106.7 MHz	8/1/2028
	WHHH-FM	2000	A	6	100	100.9 MHz	8/1/2028
	WTLC-AM	2001	B	5	N/A	1310 kHz	8/1/2028
	WIBC-FM	2022	B	13.5	302	93.1 MHz	8/1/2028
	WYXB-FM	2022	B	50	150	105.7 MHz	8/1/2028
	WLHK-FM	2022	B	23	223	97.1 MHz	8/1/2028

Cincinnati	WIZF-FM	2001	A	2.5	155	101.1 MHz	8/1/2028
	WDBZ-AM	2007	C	1	N/A	1230 kHz	10/1/2028
	WOSL-FM	2006	A	3.1	141	100.3 MHz	10/1/2028

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

The FCC applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Certain passive investors that hold stock for investment purposes only are deemed attributable with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a LMA or a TBA with another radio station in the same market obtains an attributable interest in the brokered radio station if the brokering station supplies programming for more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station owner’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder, and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions, generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or the holder of an attributable interest in a same-market radio station will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

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

The media ownership rules are subject to review by the FCC every four years. In December 2023, the FCC issued an order concluding its 2018 quadrennial review, which retained the local radio ownership rule without significant changes. This order is subject to appeal, and in addition, the FCC’s 2022 quadrennial review of its media ownership rules is currently pending.

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

Programming and Operations. The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating such responsiveness. The FCC considers complaints from viewers or listeners about a broadcast station’s programming. All radio stations are now required to maintain their public inspection files on a publicly accessible FCC-hosted online database. Moreover, the FCC has from time-to-time proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations. Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Human Capital

As of December 31, 2023, we employed 948 full-time employees and 450 part-time employees. Our employees are not unionized.

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

As a business founded by an African-American woman, diversity and inclusion is engrained in our corporate history. Our Board of Directors is diverse; Catherine L. Hughes, our Founder and Chairperson, is an African-American woman, and four of our six directors are minorities. Our President and Chief Executive Officer (“CEO”), who is also a director, Alfred C. Liggins, III is an African-American male, as is our Senior Vice President and General Counsel, Kristopher Simpson. Further, Karen Wishart, our Executive Vice President and Chief Administrative Officer, is an African-American woman, as is Michelle Rice, President of TV One. As of December 31, 2023, 74% of our employees were racially diverse, and 46% of our employees were women. We are proud that our organization is governed and propelled by such a diverse group of individuals, which we believe contributes to our Company’s success now, and in the long-term.

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

Seasonality

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures. Typically, revenues are lowest in the first calendar quarter of the year. Due to this seasonality and certain other factors, the results of interim periods may not necessarily be indicative of results for the full year. In addition, our operations are impacted by political cycles and generally experience higher revenues in congressional and presidential election years. This seasonality and similar recurring fluctuation may affect comparability between years.

Corporate Governance

Code of Ethics. We have adopted a code of ethics that applies to all of our directors, officers (including our principal financial officer and principal accounting officer) and employees and meets the requirements of the SEC and the NASDAQ Rules. Our code of ethics can be found on our website, www.urban1.com. We will provide a paper copy of the code of ethics, free of charge, upon request.

Audit Committee Charter. Our audit committee has adopted a charter as required by the NASDAQ Rules. This committee charter can be found on our website, www.urban1.com. We will provide a paper copy of the audit committee charter, free of charge, upon request.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

In an enterprise as large and complex as ours, a wide range of factors could affect our business and financial results. The factors described below are considered to be the most significant but are not listed in any particular order. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

As discussed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, management has concluded that our internal controls related to certain business processes and disclosure controls and procedures were not effective as of December 31, 2023 due to the identified material weaknesses.

In addition, as discussed in Note 2 – Revision of Previously Issued Financial Statements to the consolidated financial statements in this Form 10-K, during the preparation of the interim consolidated financial statements for the quarterly period as of March 31, 2023, management and our Audit Committee, after discussion with our independent registered public accounting firm, concluded that identified misstatements in our accounting for stock-based compensation and the Company’s investment in the operation of RVA Entertainment Holdings, LLC, (“RVAEH”), and the related tax effects, were not material to its previously issued consolidated financial statements, however, the effect of correcting these adjustments in 2023 would materially misstate the Company’s unaudited financial statements for three months ended March 31, 2023. The understatement of stock-based compensation is related to the Company’s material weakness over stock-based compensation. The Company’s misstatement relating to the accounting change in RVAEH is related to our material weakness in internal control over financial reporting over investments in RVAEH. In addition to the adjustments related to the stock-based compensation and RVAEH, the Company also included corrections for other immaterial adjustments impacting trade accounts receivable, net, accounts payable, other long-term liabilities, and accumulated deficit in the consolidated balance sheets and selling, general and administrative expenses, corporate selling, general and administrative expenses, and related tax effect in the consolidated statements of operations.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. Management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control – An Integrated Framework (“COSO”). We are actively engaged in remediation efforts designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

The material weaknesses, or a failure to promptly remediate them, may adversely affect our business, our reputation, our results of operations and the market price of our common stock. If we are unable to remediate the material weaknesses in a timely manner, our investors, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, stock exchange listing requirements and the covenants under our debt agreements. We could also be exposed to lawsuits, investigations, or other legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. We could incur significant costs in connection with these actions. We have not accrued for any such liabilities.

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

We face risks related to the revision of our previously issued consolidated financial statements with respect to December 31, 2023 and 2022 (the “Affected Periods”).

As discussed in Note 2 – Revision of Previously Issued Financial Statements to the consolidated financial statements in this Form 10-K, we reached a determination to revise certain financial information and related footnote disclosures in our previously issued consolidated financial statements for the Affected Periods. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the revision, including the following:

●	we may face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the revision; and
●	the processes undertaken to effect the revision may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future revision or restatement.

We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

The revision of our previously issued financial statements and ongoing remediation of material weaknesses have been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the revision of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have implemented and will continue to implement additional processes utilizing existing resources and adding new resources as needed. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the revision and ongoing remediation of material weaknesses in our internal controls.

The delayed filings of our 2022 and 2023 annual reports and our first quarter 2024 quarterly report have made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

As a result of the delayed filings of our 2022 and 2023 annual reports and our first quarter 2024 quarterly report with the SEC, we will not be eligible to register the offer and sale of our securities using a short form registration statement on Form S-3 until one year from the date we regain and maintain status as a current filer. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use a short form registration statement on Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to timely execute any such transaction successfully and potentially harming our financial condition.

Risks Related to the Nature and Operations of Our Business

Our results may be impacted by economic trends.

Our results of operations could be negatively impacted by economic fluctuations or future economic downturns. Advertising expenditures by our clients tend to be cyclical, reflecting overall economic conditions. The risks associated with our business could be more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising expenditures. A decrease in advertising expenditures could adversely impact our business, financial condition, and results of operations.

The state and condition of the global financial markets and fluctuations in the global and U.S. economies may have an unpredictable impact on our business and financial condition.

From time to time, including as a result of inflation, bank failures, changes in interest rates, recession or the COVID-19 pandemic public health crisis, the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced upward and/or downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, advertising is a discretionary and variable business expense which may be reduced as companies contend with lower revenues or higher expenses, including higher costs of capital. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market in which we operate, also may have a significant effect on us. Radio revenues in the markets in which we operate may also face greater challenges than the U.S. economy generally and may remain so. Radio revenues in certain markets in which we operate have lagged the growth of the general United States economy as audiences have not returned to pre-pandemic levels.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected.

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

In general, demand for certain consumer products may be adversely affected by increases in interest rates and the reduced availability of financing. Also, banks failures, loan defaults and/or other trends in the financial industry which influence the requirements used by lenders to evaluate potential consumers can result in reduced availability of financing. If interest rates or lending requirements increase and consequently, the ability of prospective consumers to finance purchases of products is adversely affected, the demand for advertising may also be adversely impacted and the impact may be material. In addition, our borrowing costs could be impacted, and such cost changes could reduce the expected returns on certain of our corporate development and other investment opportunities.

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

Radio, television, and digital content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance and perceptions by the public, which can change quickly and are difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict. Our failure to obtain or retain rights to popular content on any part of our multi-media platform could adversely affect our revenues.

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

We currently pay royalties to song composers and publishers through Broadcast Music, Inc (“BMI”), American Society of Composers, Authors, and Publishers (“ASCAP”), SEASAC, Inc. (“SESAC”) and Global Music Rights Inc. (“GMR”) but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. We must also pay royalties to the copyright owners of sound recordings for the digital audio transmission of such sound recordings on the Internet. We pay such royalties under federal statutory licenses and pay applicable license fees to Sound Exchange, the non-profit organization designated by the United States Copyright Royalty Board to collect such license fees. The royalty rates applicable to sound recordings under federal statutory licenses are subject to adjustment. The royalty rates we pay to copyright owners for the public performance of musical compositions on our radio stations and internet streams could increase as a result of private negotiations and the emergence of new performing rights organizations, which could adversely impact our businesses, financial condition, results of operations and cash flows. Further, from time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.

A disproportionate share of our radio segment revenue comes from a small number of geographic markets and our syndicated radio business, Reach Media.

For the year ended December 31, 2023, approximately 31.1% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Within our core radio business, seven (Atlanta, Baltimore, Charlotte, Dallas, Houston, Indianapolis, and Washington, DC) of the 13 markets in which we operated radio stations throughout 2023 or a portion thereof accounted for approximately 77.0% of our radio station net revenue for the year ended December 31, 2023. Revenue from the operations of Reach Media, along with revenue from the seven significant contributing radio markets, accounted for approximately 36.2% of our total consolidated net revenue for the year ended December 31, 2023. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the seven significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.

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

Consolidation among our competitors and other market participants has increased, and may continue to increase, also resulting in increased competitive pressures, such as limited availability of licensable content. Our competitors include companies with interests in multiple media businesses that are often vertically integrated, as well as companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. Such competitors could also have preferential access to content and important technologies, such as artificial intelligence (“AI”), customer data or other competitive information. Our competitors may also enter into business combinations or alliances that strengthen their competitive positions.

Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure that we will be able to maintain or increase our current audience ratings and advertising revenue.

We must respond to the rapid changes in technology, content offerings, services, and standards across our entire platform in order to remain competitive.

The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to new technologies. Technological standards across our media properties are evolving and new distribution technologies/platforms are emerging at a rapid pace. We cannot assure that we will have the resources to acquire new technologies or to introduce new features, content or services to compete with these new technologies. Our customers may require features and capabilities that we do not offer. A key basis on which we compete with other companies is on adapting to technological change including the successful utilization of data analytics, AI and machine learning. Rules governing new technological developments, such as developments in generative AI, remain unsettled, and these developments may affect aspects of our existing business model, including revenue streams for the use of our intellectual property and how we create our services and products.

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

Continued growth in our digital business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services may require significant time and costs. If we cannot continue to develop and improve our advertising products and services or if prices for our advertising products and services decrease, our digital advertising revenues could be adversely affected. Finally, recently, our digital business has seen significant growth in its business due to advertisers increased interest in minority-controlled media given recent social justice/equality trends. Should these trends reverse or decline, revenues within our digital and other segments could be adversely impacted.

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

We currently hold various domain name registrations relating to our brands, including urban1.com, radio-one.com and interactiveone.com. The registration and maintenance of domain names are generally regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands and make it more difficult for users to find our websites and our services. In addition, piracy of the Company’s content, including digital piracy, may decrease revenue received from the exploitation of the Company’s programming and other content and adversely affect its businesses and profitability.

Future asset impairment to the carrying values of our FCC licenses and goodwill within the radio broadcasting segment could adversely impact our results of operations and net worth.

As of December 31, 2023, we had approximately $375.3 million in broadcast licenses and $30.0 million in goodwill within the radio broadcasting segment, which totaled $405.3 million and represented approximately 33.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.

We are required to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done as of October 1 each year, or on an interim basis when events or changes in circumstances suggest impairment may have occurred. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, adverse changes in applicable laws and regulations, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Fair values of FCC licenses have been estimated using the income approach, which incorporates several judgmental assumptions over a 10-year model including, but not limited to, market revenue and projected revenue growth by market, mature market share, operating profit margins, discount rate and terminal growth rate. Fair values of goodwill within the radio broadcasting segment have been estimated using the income approach, which incorporates several judgmental assumptions over a 10-year model including, but not limited to, revenue growth rates of each radio market, operating profit margins, discount rate and terminal growth rate. We also utilize a market-based approach to evaluate our fair value estimates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis.

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

The use of our computers and digital technology in substantially all aspects of our business operations gives rise to cybersecurity risks. Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in general. Our efforts to protect our company’s data or the information we receive may be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data on a continual basis.

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

Any economic failure or other material disruption caused by war, climate change or natural disasters, including fires, floods, hurricanes, earthquakes, and tornadoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or similar events could also adversely affect our ability to conduct business. If such disruptions contribute to a general decrease in economic activity or corporate spending on information technology, or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected.

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

Our entry into new lines of business may not succeed and may result in increased shareholder value.

We have historically operated as an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Over the years we have invested in other ventures such as gaming. Entry into, or further development of, lines of business in which we have not historically operated, including gaming, may expose us to business and operational risks that are different from those we have experienced historically. We may not be able to effectively manage these additional risks or implement successful business strategies in new lines of business. Additionally, our new and existing competitors in these lines of business may possess greater operational knowledge, resources and experience than we do. These diversification initiatives may not succeed and/or may not result in an increase in shareholder value and could result in a reduction in shareholder value depending upon our capital investment and success.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency and profanity definitions, coupled with the spontaneity of live programming. The FCC has in the past vigorously enforced its indecency rules against the broadcasting industry and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. Further, broadcasting obscene, indecent or profane programming, may potentially subject broadcasters to license revocation, renewal or qualification proceedings. We may in the future become subject to inquiries or proceedings related to our stations. To the extent that these proceedings result in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our business, financial condition, results of operations and cash flow could be adversely impacted.

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

We acquire content and ancillary rights and pay related rights fees, license fees, royalties and/or contingent compensation. We license content from other media organizations. If competitive pressures continue to increase, we may not be able to produce or acquire content in a cost-effective manner. We may be outbid by our competitors for the rights to new, popular content or in connection with the renewals of popular rights we currently hold. Accordingly, there can be no assurance we will realize anticipated returns on our investments.

Unique Risks Related to Our Capital Structure

Our President and CEO has an interest in TV One that may conflict with your interests.

Pursuant to the terms of employment with our President and CEO, Mr. Alfred C. Liggins, III, in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of our aggregate investment in TV One (the “Employment Agreement Award”). Our obligation to pay the award was triggered after our recovery of the aggregate amount of capital contribution in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event in excess of such invested amount. Mr. Liggins’ rights to the Employment Agreement Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment (but similar rights could be included in the terms of a new employment agreement or arrangement). As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities.

Two common stockholders have a majority voting interest in Urban One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.

As of December 31, 2023, our Chairperson and her son, our President and CEO, together held in excess of 75% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting Urban One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Urban One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Urban One.

Further, we are a “controlled company” under rules governing the listing of our securities on the NASDAQ because more than 50% of our voting power is held by our Chairperson and the CEO. Therefore, we are not subject to NASDAQ listing rules that would otherwise require us to have: (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. While a majority of our board members are currently independent directors, we do not make any assurances that a majority of our board members will be independent directors at any given time.

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

As a result of the delayed filings of our 2022 annual report and 2023 quarterly reports (the “Delayed 2022/2023 Reports”) with the SEC, we fell out of compliance with NASDAQ Listing Rule 5250(c) (the “Periodic Filing Rule”) which requires NASDAQ listed companies to timely file all required periodic financial reports with the SEC. After filing all of the 2022/2023 Delayed Reports, we regained compliance with the Periodic Filing Rule on December 22, 2023, and received confirmation from NASDAQ on December 29, 2023. However, on April 8, 2024, the Company received a new letter (the "First 2024 NASDAQ Notice") from NASDAQ notifying the Company that it was not in compliance with the Periodic Filing Rule as a result of not having timely filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). The First 2024 NASDAQ Notice noted that pursuant to the NASDAQ Listing Rules, the Company was being afforded sixty (60) calendar days, or until June 7, 2024, to regain compliance or to submit a plan to regain compliance. If NASDAQ accepts the compliance plan, NASDAQ may grant the Company an exception of up to 180 calendar days from the filing’s due date to regain compliance.

On May 23, 2024, the Company received a second letter (the "Second 2024 NASDAQ Notice") from NASDAQ notifying the Company that it was further non-compliant with the Periodic Filing Rule as a result of not having timely filed its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the "2024 Q1 Form 10-Q" and together with the 2023 Form 10-K, the “ 2024 Delayed Filings”) with the SEC. The Second NASDAQ Notice noted that the Company has until June 7, 2024, to file both 2024 Delayed Filings or to submit a compliance plan as required by the First 2024 NASDAQ Notice.

If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. In addition, delayed financial reports could expose us to the risk of litigation concerning any impact upon the price of our common stock. Any such litigation could distract management from day-to-day operations and further adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Disclosure Regarding Cybersecurity Risk Management

Assessment and Management of Cybersecurity Risks:

We have established a robust framework for the assessment, identification, and management of material risks arising from cybersecurity threats. Our approach to cybersecurity risk management includes ongoing assessments of potential threats and vulnerabilities, coupled with the implementation of safeguards and controls to mitigate these risks. We maintain vigilance over the cybersecurity landscape to identify emerging threats, adapting our strategies accordingly. Our cybersecurity risk management process includes:

●	Regular risk assessments to systematically identify and prioritize cybersecurity risks;
●	Implementation of advanced technical controls, encryption, and intrusion detection systems to safeguard sensitive data;
●	Employee training and testing programs designed to enhance awareness about cybersecurity best practices;
●	Collaboration with third-party cybersecurity experts for conducting penetration testing; vulnerability assessments and providing support in the triage of any cybersecurity event; and
●	Select processes to review and manage the risks associated with third-party service providers.

Material Effects of Cybersecurity Threats and Incidents:

We acknowledge the potential material impact that cybersecurity threats and incidents can have on our operations, financial condition, and reputation. While we did not experience any significant cybersecurity incidents during the reporting period, we recognize that such incidents could include:

●	Disruption of our operations, potentially leading to revenue loss;
●	Unauthorized access to or theft of sensitive customer information, resulting in legal and regulatory implications; and
●	Damage to our brand and reputation, which could affect customer trust and investor confidence.

Board Oversight:

Our Board of Directors plays a significant role in overseeing our cybersecurity risk management efforts. The Board receives periodic updates from the Chief Information Officer (“CIO”) on our cybersecurity posture, encompassing reports on potential threats, vulnerabilities, and the efficacy of our risk mitigation measures. These updates are provided based on internal reports from the tools employed and managed by the IT organization and reports generated by a managed security service provider overseen by the Chief Information Security Officer (“CISO”). The Board is committed to ensuring that cybersecurity is a priority for the organization, providing the necessary resources and expertise to address evolving threats effectively.

Management's Role and Expertise:

   Our management team is actively involved in the assessment and management of cybersecurity risks. We have a CIO overseeing the Company’s technology infrastructure and a designated a CISO responsible for cybersecurity program oversight. The CISO possesses over two decades of comprehensive experience in the information technology landscape, augmented by a robust background in program management. With a portfolio enriched by industry certifications and advanced academic degrees, including an MBA, the CISO stands as a seasoned leader within our corporate information security domain. The CISO collaborates with cross-functional teams to implement and uphold our cybersecurity policies and practices. Our executive leadership team is aligned with our cybersecurity objectives and regularly reviews our cybersecurity-related initiatives.

ITEM 2. PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. Our other media properties, such as Interactive One, generally only require office space. We typically lease our studio and office space with lease terms ranging from five to 15 years in length. A station’s studios are generally housed with its offices in business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and, when negotiating a lease for such sites, we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases, or in leasing additional space or sites, if required.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Class A and Class D Common Stock

Our Class A voting common stock is traded on the NASDAQ under the symbol “UONE.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class A Common Stock as reported on the NASDAQ.

	High	Low
2023
First Quarter	$7.60	$4.68
Second Quarter	7.95	5.45
Third Quarter	6.07	4.99
Fourth Quarter	5.90	3.69

2022
First Quarter	$6.62	$4.19
Second Quarter	13.00	5.46
Third Quarter	6.60	4.97
Fourth Quarter	6.14	4.42

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “UONEK.” The following table presents, for the quarters indicated, the high and low daily closing prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2023
First Quarter	$5.56	$4.06
Second Quarter	6.14	5.19
Third Quarter	6.03	4.78
Fourth Quarter	5.78	3.45

2022
First Quarter	$5.28	$3.27
Second Quarter	6.88	4.28
Third Quarter	5.12	3.51
Fourth Quarter	5.05	3.65

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of April 10, 2024, there were 9,494 holders of Urban One’s Class A Common Stock, two holders of Urban One’s Class B Common Stock, two holders of Urban One’s Class C Common Stock, and approximately 5,433 holders of Urban One’s Class D Common Stock.

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on any class of our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the Board of Directors deems relevant. (See Note 10 — Long-Term Debt of our consolidated financial statements.)

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis (“MD&A”) has been revised to give effect to the revision of the Company’s consolidated financial statements, as more fully described in Note 2 - Revision of Previously Issued Financial Statements of our consolidated financial statements.

Overview

For the year ended December 31, 2023, consolidated net revenue decreased approximately 1.4% compared to the year ended December 31, 2022. For 2024, our strategy will be to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by executing our multimedia strategy.

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

The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	Years Ended December 31,
	2023	2022
Radio broadcasting segment	32.7%	32.3%

Reach Media segment	11.1%	8.9%

Digital segment	15.8%	16.2%

Cable television segment	41.1%	43.3%

All other - corporate/eliminations	(0.7)%	(0.7)%

The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Years Ended
	December 31,
	2023	2022
Percentage of core radio business generated from local advertising	60.6%	57.3%

Percentage of core radio business generated from national advertising, including network advertising	33.9%	38.8%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart shows the sources of our net revenue for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022	$ Change	% Change

	(In thousands)
Net Revenue:
Radio advertising	$182,362	$177,268	$5,094	2.9%
Political advertising	3,881	13,226	(9,345)	(70.7)
Digital advertising	74,866	76,730	(1,864)	(2.4)
Cable television advertising	108,307	112,857	(4,550)	(4.0)
Cable television affiliate fees	87,747	96,963	(9,216)	(9.5)
Event revenues & other	20,527	7,560	12,967	171.5
Net revenue	$477,690	$484,604	$(6,914)	(1.4)%

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

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, and the DL Hughley Show. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website, in addition to providing various other event-related activities.

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

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 (In thousands)

	Years Ended December 31,
	2023	2022	Change

Statements of Operations:
Net revenue	$477,690	$484,604	$(6,914)	(1.4)%
Operating expenses:
Programming and technical, excluding stock-based compensation	136,884	122,629	14,255	11.6
Selling, general and administrative, excluding stock-based compensation	172,440	160,403	12,037	7.5
Corporate selling, general and administrative, excluding stock-based compensation	53,583	49,854	3,729	7.5
Stock-based compensation	9,975	9,912	63	0.6
Depreciation and amortization	7,101	10,034	(2,933)	(29.2)
Impairment of goodwill, intangible assets, and long-lived assets	129,278	40,683	88,595	217.8
Total operating expenses	509,261	393,515	115,746	29.4
Operating (loss) income	(31,571)	91,089	(122,660)	(134.7)
Interest income	6,967	939	6,028	642.0
Interest expense	56,196	61,751	(5,555)	(9.0)
Gain on retirement of debt	2,356	6,718	(4,362)	(64.9)
Other income, net	96,084	16,083	80,001	497.4
Income from consolidated operations before provision for income taxes	17,640	53,078	(35,438)	(66.8)
Provision for income taxes	7,944	16,418	(8,474)	(51.6)
Net income from consolidated operations	9,696	36,660	(26,964)	(73.6)
Loss from unconsolidated joint venture	(5,131)	—	(5,131)	100.0
Net income	4,565	36,660	(32,095)	(87.5)
Net income attributable to noncontrolling interests	2,515	2,317	198	8.5
Net income attributable to common stockholders	$2,050	$34,343	$(32,293)	(94.0)%

Net revenue

Years Ended December 31,		Change
2023	2022
$477,690	$484,604	$(6,914)	(1.4)%

During the year ended December 31, 2023, we recognized approximately $477.7 million in net revenue compared to approximately $484.6 million during the year ended December 31, 2022. These amounts are net of agency and outside sales representative commissions. We recognized approximately $156.2 million of revenue from our radio broadcasting segment during the year ended December 31, 2023, compared to approximately $156.7 million for the year ended December 31, 2022, a decrease of approximately $0.5 million, primarily due to lower political revenue offset by new stations in the Indianapolis and Houston markets. Based on reports prepared by Miller Kaplan, the markets we operate in decreased 5.5% in total revenues. We experienced net revenue reduction in all of our existing radio markets, with the exception of Cleveland and Columbus. We recognized approximately $52.9 million of revenue from our Reach Media segment during the year ended December 31, 2023, compared to approximately $43.1 million for the year ended December 31, 2022, an increase of approximately $9.8 million. The increase was primarily driven by the addition of the Fantastic Voyage cruise during the second quarter of 2023. We recognized approximately $75.5 million of revenue from our digital segment during the year ended December 31, 2023, compared to $78.5 million during the year ended December 31, 2022, a decrease of approximately $3.0 million. This decrease was primarily driven by a decrease in direct revenue. We recognized approximately $196.2 million of revenue from our cable television segment during the year ended December 31, 2023, compared to $209.9 million during the year ended December 31, 2022, a decrease of approximately $13.7 million. The decrease was primarily driven by a decrease in affiliate fees due to subscriber churn, lower ratings and decreased advertising sales.

Operating expenses

Programming and technical, excluding stock-based compensation

Years Ended December 31,		Change
2023	2022
$136,884	$122,629	$14,255	11.6%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were $136.9 million for the year ended December 31, 2023 compared to $122.6 million for the year ended December 31, 2022, an increase of approximately $14.3 million. The increase in programming and technical expenses for the year ended December 31, 2023, compared to the same period in 2022 was due to higher expenses across most segments. Expenses in our radio broadcasting segment increased approximately $5.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, due primarily to the CMG acquisition (as discussed in Note 4 – Acquisitions and Dispositions of our consolidated financial statements) as well as higher music royalties, payroll, contract labor and rent expense. Expenses in our digital segment decreased approximately $0.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to lower content expenses and video production costs partially offset by higher payroll expenses. Expenses in our Reach Media segment increased approximately $0.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to higher station compensation expenses. Expenses in our cable television segment increased approximately $8.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to higher content amortization expense, payroll, production facility and bad debt expense, partially offset by a decrease in promotional expenses.

Selling, general and administrative, excluding stock-based compensation

Years Ended December 31,		Change
2023	2022
$172,440	$160,403	$12,037	7.5%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $172.4 million for the year ended December 31, 2023 compared to $160.4 million for the year ended December 31, 2022, an increase of approximately $12.0 million. Expenses in our radio broadcasting segment increased approximately $7.4 million for the year ended December 31, 2023, compared to the year ended December 31, 2022 due primarily to higher payroll, research, travel and entertainment and insurance expenses, as well as promotional accounts. Expenses in our digital segment decreased approximately $1.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022 due primarily to lower compensation costs. Expenses in our Reach Media segment increased $10.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022 primarily due to the Fantastic Voyage cruise and to a lesser extent, higher affiliate station costs. Finally, expenses in our cable television segment decreased approximately $4.6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022 due primarily to a decrease in promotional, travel and entertainment expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Years Ended December 31,		Change
2023	2022
$53,583	$49,854	$3,729	7.5%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $53.6 million for the year ended December 31, 2023 compared to $49.9 million for the year ended December 31, 2022, an increase of approximately $3.7 million. This increase was primarily driven by higher third-party consulting and audit expenses, partially offset by lower executive compensation costs.

Stock-based compensation

Years Ended December 31,		Change
2023	2022
$9,975	$9,912	$63	0.6%

Stock-based compensation expense was approximately $10.0 million for the year ended December 31, 2023 compared to $9.9 million for the year ended December 31, 2022, an increase of approximately $0.1 million. The increase in stock-based compensation for the year ended December 31, 2023, compared to year ended December 31, 2022, was primarily due to the timing of grants and vesting of stock awards for certain executive officers and other management personnel.

Depreciation and amortization

Years Ended December 31,		Change
2023	2022
$7,101	$10,034	$(2,933)	(29.2)%

Depreciation and amortization expense was approximately $7.1 million for the year ended December 31, 2023, compared to approximately $10.0 million for the year ended December 31, 2022, a decrease of approximately $2.9 million. This decrease is due to capitalized assets becoming fully depreciated.

Impairment of goodwill, intangible assets, and long-lived assets

Years Ended December 31,		Change
2023	2022
$129,278	$40,683	$88,595	217.8%

Impairment of goodwill, intangible assets and long-lived assets was approximately $129.3 million during the year ended December 31, 2023 compared to $40.7 million for the year ended December 31, 2022, an increase of approximately $88.6 million. The impairment loss of $129.3 million in 2023 was entirely associated with the impairment of broadcasting licenses within the radio broadcasting segment. The primary factors leading to the impairments were a decline in projected gross market revenues throughout 2023 and an increase in discount rate during the first three quarters in 2023.

Interest income

Years Ended December 31,		Change
2023	2022
$6,967	$939	$6,028	642.0%

Interest income was approximately $7.0 million for the year ended December 31, 2023 compared to approximately $0.9 million for the year ended December 31, 2022, an increase of approximately $6.0 million. The increase was primarily due to higher cash and cash equivalents balances during the year ended December 31, 2023.

Interest expense

Years Ended December 31,		Change
2023	2022
$56,196	$61,751	$(5,555)	(9.0)%

Interest expense decreased to approximately $56.2 million for the year ended December 31, 2023, compared to approximately $61.8 million for the year ended December 31, 2022, a decrease of approximately $5.6 million. The decrease is due to lower overall debt balances outstanding. During the year ended December 31, 2023, the Company repurchased approximately $25.0 million of its $825.0 million in aggregate principal amount of senior secured notes due 2028 (“2028 Notes”) at an average price of approximately 89.1% of par.

Gain on retirement of debt

Years Ended December 31,		Change
2023	2022
$2,356	$6,718	$(4,362)	(64.9)%

Gain on retirement of debt was approximately $2.4 million for the year ended December 31, 2023 compared to approximately $6.7 million for the year ended December 31, 2022, a decrease of approximately $4.4 million. As discussed above, during the year ended December 31, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par, resulting in a net gain on retirement of debt. During the year ended

December 31, 2022, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 89.5% of par, resulting in a net gain on retirement of debt of approximately $6.7 million during the year ended December 31, 2022.

Other income, net

Years Ended December 31,		Change
2023	2022
$96,084	$16,083	$80,001	497.4%

Other income, net increased $80.0 million for the year ended December 31, 2023 from the year ended December 31, 2022. The increase was primarily due to the gain on sale of the Company’s MGM Investment, which was recognized in other income, net, during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized income related to the MGM investment as well as the Paycheck Protection Program loan program (“PPP”) and related accrued interest that was forgiven in other income, net.

Provision for income taxes

Years Ended December 31,		Change
2023	2022
$7,944	$16,418	$(8,474)	(51.6)%

For the year ended December 31, 2023, we recorded a provision for income taxes of approximately $7.9 million on the pre-tax income of $17.6 million resulting with an annual effective tax rate of 45.0%. The difference between the effective rate and the Company’s statutory rate relates primarily to the effect of state taxes, uncertain tax positions, Internal Revenue Code (“IRC”) Section 382 adjustments, and permanent differences associated with non-deductible officer compensation. For the year ended December 31, 2022, we recorded a provision for income taxes of approximately $16.4 million on pre-tax income of $53.1 million resulting with an annual effective tax rate of 30.9%. This rate primarily reflects taxes at statutory tax rates, and the impact of permanent differences associated with non-deductible officer compensation, and non-taxable PPP Loan income forgiveness. In general, permanent book to tax differences have a greater impact on pre-tax income when the income is lower in the given period.

Loss from unconsolidated joint venture

Years Ended December 31,		Change
2023	2022
$(5,131)	$—	$(5,131)	100%

For the year ended December 31, 2023, we recognized approximately $5.1 million loss from unconsolidated joint venture related to the Company’s investment in RVAEH.

Net income attributable to noncontrolling interests

Years Ended December 31,		Change
2023	2022
$2,515	$2,317	$198	8.5%

Net income attributable to noncontrolling interests was approximately $2.5 million for the year ended December 31, 2023 compared to approximately $2.3 million for the year ended December 31, 2022. The increase was primarily driven by the loss from RVEAH no longer being recorded for the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

Broadcast and digital operating income decreased to approximately $168.4 million for the year ended December 31, 2023, compared to approximately $201.6 million for the year ended December 31, 2022, a decrease of approximately $33.2 million or 16.5%. This decrease was due to lower broadcast and digital operating income at each of our segments. Our radio broadcasting segment generated approximately $34.6 million of broadcast and digital operating income during the year ended December 31, 2023, compared to approximately $47.5 million during the year ended December 31, 2022, a decrease of approximately $12.9 million, primarily due to lower net revenues and higher expenses. Reach Media generated approximately $17.9 million of broadcast and digital operating income during the year ended December 31, 2023, compared to approximately $18.9 million during the year ended December 31, 2022, primarily due to higher expenses offset by higher revenue. Our digital segment generated approximately $20.0 million of broadcast and digital operating income during the year ended December 31, 2023, compared to approximately $21.8 million during the year ended December 31, 2022, primarily due to decrease in net revenues and increased expenses. Finally, our cable television segment generated approximately $95.5 million of broadcast and digital operating income during the year ended December 31, 2023, compared to approximately $113.4 million during the year ended December 31, 2022, with the decrease primarily due to lower net revenues and higher expenses.

(c)Adjusted EBITDA: Adjusted EBITDA consists of net income (loss) plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to noncontrolling interests, impairment of goodwill, intangible assets, and long-lived assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement award and other compensation, corporate development costs, severance-related costs, investment income, loss from unconsolidated joint venture, less (2) other income, net and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Years Ended December 31,
	2023	2022

	(In thousands)

Net revenue	$477,690	$484,604
Broadcast and digital operating income	168,366	201,572
Adjusted EBITDA	128,379	165,180
Net income attributable to common stockholders	2,050	34,343

The reconciliation of net income to broadcast and digital operating income is as follows:

	Years Ended December 31,
	2023	2022

	(In thousands)

Net income attributable to common stockholders	$2,050	$34,343
Add back/(deduct) certain non-broadcast and digital operating income items included in net income:
Interest income	(6,967)	(939)
Interest expense	56,196	61,751
Provision for income taxes	7,944	16,418
Corporate selling, general and administrative, excluding stock-based compensation	53,583	49,854
Stock-based compensation	9,975	9,912
Gain on retirement of debt	(2,356)	(6,718)
Other income, net	(96,084)	(16,083)
Loss from unconsolidated joint venture	5,131	—
Depreciation and amortization	7,101	10,034
Net income attributable to noncontrolling interests	2,515	2,317
Impairment of goodwill, intangible assets, and long-lived assets	129,278	40,683
Broadcast and digital operating income	$168,366	$201,572

The reconciliation of net income to adjusted EBITDA is as follows:

	Years Ended December 31,
	2023	2022

	(In thousands)

Net income attributable to common stockholders	$2,050	$34,343
Add back/(deduct) certain non-broadcast and digital operating income items included in net income:
Interest income	(6,967)	(939)
Interest expense	56,196	61,751
Provision for income taxes	7,944	16,418
Depreciation and amortization	7,101	10,034
EBITDA	$66,324	$121,607
Stock-based compensation	9,975	9,912
Gain on retirement of debt	(2,356)	(6,718)
Other income, net	(96,084)	(16,083)
Loss from unconsolidated joint venture	5,131	—
Net income attributable to noncontrolling interests	2,515	2,317
Corporate development costs	8,196	2,221
Employment Agreement Award and other compensation	169	1,587
Severance-related costs	669	850
Impairment of goodwill, intangible assets, and long-lived assets	129,278	40,683
Investment income (expense) from MGM National Harbor[1]	(115)	8,804
Other nonrecurring expenses	4,677	—
Adjusted EBITDA	$128,379	$165,180

1Investment income (expense) from MGM National Harbor is included in other income, net.

Liquidity and Capital Resources

From time to time, the Company may repurchase its outstanding debt and/or equity securities in open market purchases. Under open authorizations, repurchases of our outstanding debt and/or equity securities may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt and equity securities are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding debt and/or equity securities and other factors, and subject to restrictions under applicable law.

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance is approximately $233.6 million as of December 31, 2023. As of December 31, 2023, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.

The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.

During the year ended December 31, 2023, the Company repurchased 824 shares of Class D common stock in the amount of approximately $3,000 at an average price of $3.99 per share. During the year ended December 31, 2023, the Company executed Stock Vest Tax Repurchases of 312,448 shares of Class D Common Stock in the amount of approximately $1.6 million at an average price of $5.21 per share. See Note 12 — Stockholders’ Equity of our consolidated financial statements for further information on our common stock.

On March 8, 2023, ROEH issued a Put Notice with respect to its Put Interest in MGMNH. Upon issuance of the Put Notice, no later than thirty (30) days following receipt, MGMNH was required to repurchase the Put Interest for cash. On April 21 2023, ROEH closed on the sale of the Put Interest and received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price. During the year ended December 31, 2023, the Company received $8.8 million representing the Company’s annual distribution from MGMNH with respect to fiscal year 2022.

On January 25, 2021, the Company closed on an offering (the “2028 Notes Offering”) of $825.0 million in aggregate principal amount of the 2028 Notes in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028 and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum.

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

During the year ended December 31, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million for the year ended December 31, 2023.

See Note 10 — Long-Term Debt of our consolidated financial statements for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.

On February 19, 2021, the Company closed on an asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of December 31, 2023, there were no borrowings outstanding on the Current ABL Facility.

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

On April 30, 2023, the Company entered into a waiver and amendment (the “Waiver and Amendment”) to the Current ABL Facility. The Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver certain Annual Financial Deliverables for the Fiscal Year ended December 31, 2022.  Additionally, under the Waiver and Amendment, the Current ABL Facility was amended to provide that from and after the date thereof, any request for a new LIBOR Loan (as defined in the Current ABL Facility), for a continuation of an existing LIBOR Loan (as defined in the Current ABL Facility) or for a conversion of a Loan to a LIBOR Loan (as defined in the Current ABL Facility) shall be deemed to be a request for a loan bearing interest at Term SOFR (as defined in the Amended Current ABL Facility) (the “SOFR Interest Rate Change”).

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

Between June 5, 2023 and November 9, 2023, the Company entered into four more waiver and amendments related to the Company’s failure to timely deliver both the annual financial deliverables for the Fiscal Year ended December 31, 2022 and quarterly financial deliverables for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 as required under the Current ABL Facility, dated as of February 19, 2021. On November 9, 2023, the Company entered into a fifth waiver and amendment (the “Fifth Waiver and Amendment”) to the Current ABL Facility, dated as of February 19, 2021. The Fifth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver the delayed reports. The Fifth Waiver and Amendment set a due date of November 30, 2023 for the quarterly financial deliverables for the quarters ended March 31, 2023 and June 30, 2023 and a due date of December 31, 2023 for the quarterly financial deliverables for the three months ended September 30, 2023. See Note 16 – Subsequent Events of our consolidated financial statements for further background on the Sixth Waiver and Amendment and the Seventh Waiver and Amendment, each executed after the year ended December 31, 2023.

The Current ABL Facility matures on the earlier to occur of (a) the date that is five years from the effective date of the Current ABL Facility, and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

The Current ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2023:

Applicable
	Amount	Interest
Type of Debt	Outstanding	Rate
(In millions)
2028 Notes, net of issuance costs (fixed rate)	$716.2	7.375%
Asset-backed credit facility (variable rate) (1)	—	—

(1)	Subject to variable SOFR or Prime plus a spread that is incorporated into the applicable interest rate.

The following table provides a summary of our statements of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022

	(In thousands)
Net cash flows provided by operating activities	$64,645	$66,548
Net cash flows provided by (used in) investing activities	95,358	(28,683)
Net cash flows used in financing activities	(28,312)	(94,704)

Net cash flows provided by operating activities were approximately $64.6 million and $66.5 million for the years ended December 31, 2023 and 2022, respectively. Cash flow from operating activities for the year ended December 31, 2023, decreased from the prior year primarily due to a decrease in earnings partially offset by improved working capital requirements, including improved collections of receivables partially offset by timing of payments. Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows provided by investing activities were approximately $95.4 million for the year ended December 31, 2023 and net cash flows used in investing activities were approximately $28.7 million for the year ended December 31, 2022. The increase was primarily driven by the sale of the Company’s MGM investment partially offset by the deconsolidation of RVAEH.

Net cash flows used in financing activities were approximately $28.3 million and $94.7 million for the years ended December 31, 2023 and 2022, respectively. We repurchased approximately $1.6 million and $26.5 million of our Class D Common Stock during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company repurchased approximately $22.3 million and $67.1 million, respectively, of our 2028 Notes. Finally, Reach Media paid approximately $4.4 million and $1.6 million in dividends to noncontrolling interest shareholders during the years ended December 31, 2023 and 2022, respectively.

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

Goodwill within the Radio Broadcasting Segment and Radio Broadcasting Licenses

Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2023, we had approximately $375.3 million in broadcasting licenses and $30.0 million in goodwill within the radio broadcasting segment, which totaled $405.3 million and represented approximately 33.4% of our total assets.

We account for goodwill and broadcasting licenses under Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” (“ASC 350”) which requires the Company to test goodwill at the reporting unit level and radio broadcasting licenses at the unit of accounting level for impairment annually or whenever events or circumstances indicate that impairment may exist.

Our annual impairment assessment is performed as of October 1 of each year using an income approach. We test the reasonableness of the inputs and outcomes of our discounted cash flow models against available market data by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions for goodwill, and by comparing our estimated reporting unit fair values to the market capitalization of the Company. Impairment exists when the carrying value of these assets exceeds its respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

We have 13 radio market reporting units within the radio broadcasting segment. Significant impairment charges have been an ongoing trend experienced by media companies in general and are not unique to us.

We believe our estimate of the value of our radio broadcasting licenses and goodwill within the radio broadcasting segment is a critical accounting estimate as the value is significant in relation to our total assets, and our estimate of the value uses judgmental assumptions that incorporate variables based on past experiences and expectations about future operating performance. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and estimates and market factors. The key assumptions associated with determining the estimated fair value for radio broadcasting licenses include market revenue and projected revenue growth by market, mature market share, operating profit margin, terminal growth rate, and discount rate. The key assumptions associated with determining the estimated fair value for goodwill within the radio broadcasting segment include revenue growth rates of each radio market reporting unit, operating profit margins, terminal growth rate, and the discount rate.

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

We had a total goodwill carrying value of approximately $30.0 million across seven of our 13 radio market reporting units within the radio broadcasting segment as of December 31, 2023.

As of October 1, 2023, we performed an annual impairment assessment (quantitative for all reporting units) for goodwill. As of December 31, 2023, we performed an interim impairment assessment (qualitative for six reporting units and quantitative for one reporting unit) for goodwill because of a decline in operating cash flows. Based on the annual and interim impairment assessments performed, no goodwill impairment losses were recognized for the year ended December 31, 2023.

Based on the most recent impairment assessments performed, for the six reporting units where a qualitative assessment was performed, it was not more likely than not the fair value of the reporting units was less than the respective carrying amounts. For the one reporting unit where a quantitative assessment was performed, the fair value exceeded the carrying value by 11.1%. We do not believe we have any reporting units that are at risk of failing the quantitative impairment test.

Below are the key assumptions used in the income approach model for estimating the fair value of the goodwill for the seven radio market reporting units within the radio broadcasting segment in the most recent interim impairment assessment performed as of December 31, 2023 and the annual impairment assessment performed as of October 1, 2023.

Reporting	Discount	Revenue Growth	Terminal Growth	Operating
Unit (a)	Rate	Rate Range	Rate	Profit Margin Range
1	10.0%	(4.4) % - 0.2%	(0.5)%	29.5% - 39.0%
2	10.0%	(2.5) % - 1.0%	(0.5)%	29.8% - 35.3%
6	10.0%	(2.1) % - 1.5%	(0.5)%	18.6% - 25.4%
10	10.0%	(0.7) % - 8.0%	(0.5)%	28.5% - 34.1%
11	10.0%	(0.7) % - 0.0%	(0.5)%	9.7% - 15.4%
13	10.0%	(0.5) % - 4.2%	(0.5)%	30.8% - 31.7%
16	9.0%	(0.5) % - 0.2%	(0.5)%	26.0% - 29.6%
(a)

The most recent quantitative impairment assessment was performed as of October 1, 2023 for all radio market reporting units, except for reporting unit 16 for which the most recent quantitative impairment assessment was performed as of December 31, 2023.

Our total broadcasting licenses had a total carrying value of approximately $375.3 million as of December 31, 2023. We have concluded the combined broadcasting licenses in each of our 13 radio markets represent a unit of accounting for impairment purposes. As of October 1, 2023 and December 31, 2023, the Company performed an annual impairment assessment and an interim impairment assessment, respectively, for the broadcasting licenses for all 13 radio markets to determine whether they were impaired. To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the license). Based on the annual assessment, there was no impairment loss to be recognized for any of the radio markets.

The Company recognized an impairment loss of approximately $124.3 million for broadcasting licenses in eight radio markets during the nine months ended September 30, 2023 based on previous interim impairment assessments. Based on the most recent interim assessment as of December 31, 2023, the Company recognized an impairment loss of approximately $5.0 million for broadcasting licenses in three radio markets during the three months ended December 31, 2023. Excluding the broadcasting licenses in the three radio markets where an impairment loss was recognized during the three months ended December 31, 2023, the fair value of broadcasting licenses in eight radio markets, approximately $204.9 million in aggregate, exceeded its carrying value by less than 10% as of December 31, 2023. The broadcasting licenses in those eight radio markets are considered at risk of failing the quantitative impairment assessment in future quarters if financial performance decreases.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for all 13 radio markets in the most recent impairment assessment performed for each market.

Unit of	Carrying Value	Excess %	Discount	Revenue Growth	Terminal Growth	Mature Market	Operating
Accounting (a)	(in millions)	FV over CV	Rate	Rate Range	Rate	Share	Profit Margin
1	$61.0	4.2%	9.5%	(2.3) % - 0.8%	(0.5)%	15.3%	29.7%
2	$3.1	530.0%	9.5%	(1.9) % - 0.6%	(0.5)%	12.9%	29.5%
4	$19.4	3.9%	9.5%	(2.3) % - 0.8%	(0.5)%	23.2%	20.0%
5	$10.2	Impaired	9.5%	(2.2) % - 0.7%	(0.5)%	7.1%	27.5%
6	$19.7	Impaired	9.5%	(1.4) % - 0.5%	(0.5)%	14.6%	27.6%
7	$12.4	0.9%	9.5%	(2.3) % - 0.8%	(0.5)%	12.2%	23.0%
8	$37.4	5.4%	9.5%	(2.0) % - 0.7%	(0.5)%	7.1%	30.6%
10	$95.8	48.4%	9.5%	(1.5) % - 0.5%	(0.5)%	25.4%	31.9%
11	$20.7	8.1%	9.5%	(2.2) % - 0.7%	(0.5)%	30.0%	23.0%
12	$10.0	1.3%	9.5%	(1.9) % - 0.6%	(0.5)%	5.2%	17.0%
13	$28.2	2.1%	9.5%	(2.0) % - 0.7%	(0.5)%	23.8%	29.5%
14	$7.4	7.4%	9.5%	(2.1) % - 0.7%	(0.5)%	21.0%	19.0%
16	$49.9	Impaired	10.0%	(2.0) % - 0.7%	(0.5)%	15.1%	26.0%

(a)The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

The following table presents sensitivity analyses for broadcasting licenses and goodwill of reporting units within the radio broadcasting segment showing the impact on our most recent quantitative impairment assessment resulting from: (i) a 100 basis point decrease in industry or reporting unit terminal growth rates; (ii) a 100 basis point decrease in operating profit margins; (iii) a 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of broadcasting licenses and reporting units.

	Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2023
	Broadcasting
	Licenses	Goodwill (a)

	(in millions)
Impairment Charge Recorded:
Radio Market Reporting Units	$129.3	$—

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry terminal growth rates	$10.2	$3.7
A 100 basis point decrease in operating profit margin in the projection period	5.5	3.4
A 100 basis point increase in the applicable discount rate	25.1	5.4
A 5% reduction in the fair value of broadcasting licenses and reporting units	6.6	3.8
A 10% reduction in the fair value of broadcasting licenses and reporting units	20.1	5.8

(a)Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions.

See Note 6 – Goodwill, Radio Broadcasting Licenses and Other Intangible Assets, of our consolidated financial statements for further discussion.

Fair Value Measurements

The Company completed the sale of its MGM Investment on April 21, 2023. Please refer to Note 3(q) – Investments  of our consolidated financial statements for more details. The investment in MGM National Harbor was preferred stock that had a non-transferable put right and was classified as an available-for-sale debt security. The investment was initially measured at fair value using a dividend discount model. Significant inputs to the dividend discount model include revenue growth rates, discount rate and a terminal growth rate. As of June 30, 2023 and December 31, 2022, the investment’s fair value was measured using a contractual valuation approach. This method relied on a contractually agreed upon formula established between the Company and MGM National Harbor as defined in the Second Amended and Restated Operating

Agreement of MGM National Harbor, LLC (“the Agreement”) rather than market-based inputs or traditional valuation methods. As defined in the Agreement, the calculation of the put was based on operating results, Enterprise Value and the Put Price Multiple. The inputs used in this measurement technique were specific to the entity, MGM National Harbor, and there are no current observable prices for investments in private companies that are comparable to MGM National Harbor. The inputs used to measure the fair value of this security are classified as Level 3 within the fair value hierarchy. Throughout the periods from the fourth quarter of 2020 up until the third quarter of 2022, the Company relied on the dividend discount model for valuation purposes based on the facts, circumstances, and information available at the time. During the fourth quarter of 2022, the Company adopted the contractual valuation method described above as it believes it more closely approximates the fair value of the investment at that time.

The Company accounts for an award called for in the CEO’s employment agreement (the “Employment Agreement”) at fair value. According to the Employment Agreement, executed in April 2008, the CEO is eligible to receive an award (the “Employment Agreement Award”) in an amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. In April 2024, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, which were effective January 2022, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.

The Company estimated the fair value of the Employment Agreement Award as of December 31, 2023 and 2022, at approximately $23.0 million and $25.7 million, respectively, and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to revenue growth rates, future operating profit margins, discount rate, peer companies, EBITDA multiples and weighting of the income and market approach. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

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

The Company assesses the fair value of the redeemable noncontrolling interests in Reach Media as of the end of each reporting period. The fair value of the redeemable noncontrolling interests as of December 31, 2023 and 2022, was approximately $16.5 million and $25.3 million, respectively. The redeemable noncontrolling interests in Reach Media are measured at fair value using a discounted cash flow methodology as of December 31, 2022. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, discount rate. As of December 31, 2023 the fair value is measured using an exit price methodology. Significant inputs to the exit price analysis include revenue growth rates, future operating profit margins, discount rate and an exit multiple. Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

Capital and Commercial Commitments

Indebtedness

As of December 31, 2023, we had approximately $725.0 million of our 2028 Notes outstanding within our corporate structure. See Note 10 - Long-Term Debt of our consolidated financial statements. The Company had no other indebtedness.

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

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the ASCAP, BMI and SESAC. The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as GMR, have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders.   These licenses periodically come up for renewal, and as a result certain of our PRO licenses are currently the subject of renewal negotiations. The outcome of these renewal negotiations could impact, and potentially increase, our music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.

The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant: has negotiated and entered into, on behalf of participating members, an Interim License Agreement with the ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026. The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term. The RMLC is negotiating with BMI and SESAC.

Reach Media Redeemable Noncontrolling Interests

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media exercised 50% of their Put Right on January 29, 2024. Management, at this time, cannot reasonably determine the period when and if the remaining portion of the Put Right will be exercised by the noncontrolling interest shareholders.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2023:

	Payments Due by Period

						2029 and
Contractual Obligations	2024	2025	2026	2027	2028	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$53,469	$53,469	$53,469	$53,469	$729,456	$—	$943,332
Other operating contracts/agreements (2)	88,778	37,108	14,991	4,983	3,560	9,615	159,035
Operating lease obligations	13,767	7,658	5,674	4,148	3,114	14,726	49,087
Total	$156,014	$98,235	$74,134	$62,600	$736,130	$24,341	$1,151,454

(1)	Includes interest obligations based on effective interest rates on senior secured notes outstanding as of December 31, 2023.
(2)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility (if applicable) and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $106.0 million has not been recorded on the balance sheet as of December 31, 2023, as it does not meet recognition criteria. Approximately $33.5 million relates to certain commitments for content agreements for our cable television segment, approximately $29.2 million relates to employment agreements, and the remainder relates to other agreements.

Off-Balance Sheet Arrangements

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of December 31, 2023, the Company had letters of credit totaling approximately $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Urban One required by this item are filed with this report on Pages F-1 to F-52.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 12, 2023, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) dismissed BDO USA, P.A. (“BDO”) as the Company’s independent registered public accounting firm. On July 12, 2023, the Audit

Committee appointed Ernst & Young LLP (EY) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

The audit reports of BDO on the Company’s consolidated financial statements as of and for the years ended December 31, 2022 and December 31, 2021 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that BDO’s report on the Company’s financial statements as of and for the years ended December 31, 2022 and 2021 noted that “As discussed in Note 2 to the consolidated financial statements, the 2021 consolidated financial statements have been restated to correct misstatements.”

During the Company’s fiscal years ended December 31, 2022 and December 31, 2021 and through July 11, 2023, no “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K occurred, other than the material weaknesses in internal control over financial reporting initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

During the Company’s fiscal years ended December 31, 2022 and December 31, 2021 and through July 11, 2023, neither the Company nor anyone acting on the Company’s behalf consulted with EY regarding any matters referred to in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our CEO and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 as a result of material weaknesses in our internal control over financial reporting as described below.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) published by the COSO.

We identified certain control deficiencies in the design and implementation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design and or implement an effective control environment or control activities as further detailed below:

●	Control Environment, Risk Assessment, Information and Communication, and Monitoring – We did not have appropriately designed entity-level controls impacting the (1) control environment, (2) risk assessment procedures, (3) identification of control activities and (4) monitoring activities to prevent or detect material misstatements to the financial statements and assess whether the components of internal control were present and functioning. We did not adequately communicate the relevant information, including objectives and responsibilities, necessary to support the functioning of internal controls over financial reporting. We did not develop and perform sufficient ongoing evaluations to ascertain whether the components of internal control were present and functioning. These deficiencies were attributed to an insufficient number of qualified resources with the requisite knowledge to effectively perform control design and execution activities and oversee internal control over financial reporting, and with an appropriate level of GAAP knowledge and experience that is commensurate with the Company’s financial reporting requirements.
●	IT General Control Activities – The Company has not sufficiently designed and maintained information technology general controls in the areas of user access, program change management and IT Operations for certain information technology systems that support the Company’s financial reporting and other processes. Specifically, the Company did not maintain (1) user access controls that adequately restrict privileged and end-user access to certain financial applications, system infrastructure, programs, and data to appropriate company personnel, including consideration of segregation of incompatible duties; (2) change management controls for certain financial applications and related system infrastructure to provide reasonable assurance that IT program and data changes are authorized, sufficiently tested, approved, and implemented appropriately; and (3) IT operations controls for certain financial applications to monitor that scheduled financial programs have run and were completed without errors.
●	Control Activities and Information and Communication - Management has determined that the Company did not have adequate selection and development of effective control activities resulting in the following material weaknesses:
●	Management did not have properly designed internal controls over its financial statement close process. This includes an inadequate level of precision in management’s review during the financial statement close process, an inadequate evaluation and review of the accounting for significant and non-recurring transactions, ineffective design and operating effectiveness of controls to support proper segregation of duties related to the review of manual journal entries and an inadequate review as part of its reporting and disclosure process.
●	Management did not have properly designed management review controls over matters that require significant judgment. Specifically, controls are not designed to sufficiently evaluate the completeness and accuracy of data used in account analyses related to judgmental areas. Additionally, the Company’s management review controls are not operating effectively, as sufficient evidence was not maintained to demonstrate that reviews occurred with a sufficient level of precision to detect a material misstatement.
●	Management did not have appropriately designed internal controls related to the approval of IT equipment purchases and the related recognition of this equipment as a fixed asset. Specifically, the Company did not have effective internal controls in place to ensure IT equipment was being purchased for a valid business purpose. Additionally, the Company did not have properly designed internal controls to support the existence of its IT assets.

Considering the material weaknesses in the Company’s internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements included in this Form 10-K were prepared in accordance with GAAP. Following such additional procedures, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report, in conformity with GAAP.

The Company’s independent registered public accounting firm has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15 of this Form 10-K under the caption “Reports of Independent Registered Public Accounting Firm.”

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

In response to the material weaknesses identified, management designed a remediation plan which was approved by the Audit Committee and Board of Directors. As of June 7,2024, management has made progress to remediate the control deficiencies contributing to the material weaknesses, as described below:

●	We provided training to new and existing personnel on proper execution of designed control procedures;
●	As part of our ongoing effort to expand our accounting department, we hired a Corporate Controller and a Senior VP – Finance/Chief Accounting Officer and engaged external resources to augment our accounting team. We developed a preliminary hiring plan which has been approved by the Audit Committee and continued to assess our personnel needs, expertise and requirements and will hire personnel as needed.
●	We engaged external resources with the appropriate depth of expertise to establish a robust financial controls governance structure, conduct a financial risk assessment, establish internal materiality thresholds, and identify key business processes.

●	We conducted process and control walkthroughs of all key processes to identify risk points and established corresponding controls to address identified design gaps.

●	We have initiated the process to document, implement and redesign controls, policies, and procedures with an appropriate level of precision to detect a material misstatement, and to retain sufficient documentation to support the operating effectiveness of the controls. The control enhancement procedures are focused on:

o	Increasing the precision and specificity of our control activities, addressing completeness and accuracy of the information used in performing management review controls, as well as documenting sufficient evidence of management’s review supporting its conclusions; and

o	Modifying our journal entry operating procedures to establish a formal hierarchy of review of journal entries to enforce proper segregation of duties in advance of implementing a new general ledger system.

o	Assessing roles and permissions across relevant financial systems and restricting access based on job responsibilities.

o	Redesigning information technology general controls across relevant systems related to user access and change management.

●	We will also seek to improve the process of assessing the effectiveness of the control environment by;

o	Implementing a Governance Risk and Compliance (“GRC”) tool to manage the control assessment annually; and

o	Designing and implementing an ongoing controls evaluation strategy to be executed by an independent party

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

(c) Changes in internal control over financial reporting

During the fourth quarter of 2023, we hired a Senior VP – Finance/Chief Accounting Officer and engaged additional external resources to augment our accounting team. We conducted process and control walkthroughs of key processes to identify risk points and established corresponding controls to address identified design gaps. We modified our journal entry operating procedures to establish a formal hierarchy of review of journal entries and assessed roles and permissions across relevant financial systems and restricting access based on job responsibilities. We also redesigned information technology general controls across relevant systems related to user access and change management. Except for these matters, there were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the year ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

     Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain biographical information about the members of the Company’s board of directors. Presently, there are six members of the board of directors, four of whom are neither officers nor employees of Radio One. The board of directors is divided into two classes, Class A, of which there are two directors, and Class B, of which there are four directors. Two Class A directors, Terry L. Jones, and Brian W. McNeill were elected at the 2023 annual meeting to serve until the 2024 annual meeting. To be elected, each Class A director must have received the affirmative vote of a plurality of the votes cast by the holders of the Class A common stock. Four Class B directors were elected at the 2023 annual meeting, by the holders of Class A common stock and Class B common stock voting together, to serve until the 2024 annual meeting. The Class B directors are Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong and B. Doyle Mitchell, Jr. To be elected, each of the four Class B directors must have received the affirmative vote of a plurality of the votes cast by all stockholders entitled to vote. There is no cumulative voting for the board of directors.

Terry L. Jones Director since 1995 Age: 77 Class A Director

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

Brian W. McNeill Director since 1995 Age: 68 Class A Director

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

Alfred C. Liggins, III Chief Executive Officer, President, and Treasurer Director since 1989 Age: 59 Class B Director

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

B. Doyle Mitchell Director since 2020 Age: 63 Class B Director

Mr. Mitchell is President and CEO of Industrial Bank, N.A., headquartered in Washington, DC. He was elected to the Board of Directors of Industrial Bank, N.A. in 1990 and has been President since 1993. Mr. Mitchell previously served on Urban One’s Board from 2008 to 2011 and he currently serves on several boards including the board of the National Bankers Association, which represents the nation’s minority banks. Mr. Mitchell served two consecutive terms as Chairperson of the NBA board and continues to serve as Treasurer. Mr. Mitchell also serves on the Independent Community Bankers of America Legislative Issues Committee, and he is a former member of the ICBA Safety and Soundness Committee. Mr. Mitchell’s qualifications to serve as a director include his prior knowledge of Urban One, the media industry and the financial markets, and his ability to provide input into a number of areas including governance, executive compensation, and corporate finance.

D. Geoffrey Armstrong Director since 2001 Age: 67 Class B Director

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

Board Leadership Structure

The Board of Directors is currently comprised of six members, four of whom are neither officers, nor employees of Urban One. During the year ended December 31, 2023, the Board of Directors was comprised of six members, four of whom were neither officers, nor employees of Urban One. The Board held five meetings during the calendar year ended December 31, 2023, and acted three times by unanimous written consent. All six members of the Board of Directors, including each of the current six directors who are currently standing for election, attended more than 75% of the aggregate number of meetings of the board and committees thereof on which he or she served. It is the policy of the Company that all members of the board of directors attend annual meetings of the stockholders. All of the directors attended the 2023 annual meeting of the stockholders of the Company.

Ms. Hughes has been Chairperson of the Board of Directors since 1980. Since the appointment of Mr. Liggins as CEO in 1997, the roles of Chairperson of the Board and CEO have been separated. We believe it is the CEO’s responsibility to run the Company and the Chairperson’s responsibility to run the Board of Directors. By having Ms. Hughes serve as Chairperson of the Board, Mr. Liggins is better able to focus on running the day-to-day operations of the Company. Bifurcating the roles enables non-management Directors to raise issues and concerns for Board consideration without immediately involving the CEO. The Chairperson or lead Director also serves as a liaison between the Board and senior management and also provides further vision as to the strategic direction of the Company. Finally, the Board has a third leadership position in the Chairperson of our Audit Committee. As discussed below, our Audit Committee is comprised of three independent directors. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing, and reporting practices of Urban One and for the Company’s risk management. The Chair of the Audit Committee effectively serves as a “check” on both the Chairperson and the CEO by representing a strong outside presence with significant financial and business experience.

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

Audit Committee

The audit committee consists of D. Geoffrey Armstrong, Brian W. McNeill, Terry L. Jones, and B. Doyle Mitchell, each of whom satisfies the requirements for audit committee membership under the listing standards of the NASDAQ Stock Market. Each of the audit committee members is an “independent director,” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules. The Board of Directors has determined that each of Mr. Armstrong, Mr. McNeill, Mr. Jones, and Mr. Mitchell qualify as “audit committee financial experts,” as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933. The board has adopted a written audit committee charter, which is available on our website at https://urban1.com/urban-one-investor-relations/. The audit committee met five times during the calendar year ended December 31, 2023.

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

Compensation Committee

Our compensation committee consists of Terry L. Jones, Brian W. McNeill, and D. Geoffrey Armstrong. The compensation committee did not meet during the calendar year ended December 31, 2023. The board has adopted a revised written compensation committee charter. The functions of the compensation committee include:

●	reviewing and approving the salaries, bonuses, and other compensation of our executive officers, including stock options or restricted stock grants;
●	establishing and reviewing policies regarding executive officer compensation and perquisites; and
●	performing such other duties as shall from time to time be delegated by the board.

Nominating Committee

Our nominating committee consists of Alfred C. Liggins, III, Catherine L. Hughes, Terry L. Jones, and Brian W. McNeill. The nominating committee is responsible for recommending the criteria for selection of board members and assisting the board in identifying candidates. The nominating committee acted once by written consent during the calendar year ended December 31, 2023. The nominating committee does not have a charter.

The nominating committee reviews the qualifications of all persons recommended by stockholders as nominees to the Board of Directors to determine whether the recommended nominees will make good candidates for consideration for membership on the board. The nominating committee has not established specific minimum qualifications for recommended nominees. However, as a matter of practice, the nominating committee evaluates recommended nominees for directors based on their integrity, judgment, independence, financial and business acumen, relevant experience, and their ability to act on behalf of all stockholders, as well as meet the needs of the Board of Directors, including the need to have a diversity of perspective. In the consideration of diversity of perspective, the nominating committee is most concerned with finding nominees that counter any perceived weaknesses in board composition. Such weaknesses may include weaknesses in perspective based upon race, sex, gender identification, skill sets and industry insight particularly as the Company diversifies its business. Following such evaluation, the nominating committee will make recommendations for director membership and review the recommendations with the Board of Directors, which will decide whether to invite the candidate to be a nominee for election to the board. Nominees are not discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law. The nominating committee recommended to the board that the incumbent directors be nominated for re-election to the board at the 2024 annual meeting.

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

Environmental

Within our operations, we strive toward our commitment to sustainability through building efficiency measures, use of environmentally friendly supplies, office recycling programs, and sustainable business practices at our consumer facing events. As a company primarily focused on broadcasting and online content, our carbon footprint is reasonably light. However, we recognize that all companies have a role to play in protecting the environment and in environmental sustainability. Further, we recognize that the collective small efforts of each individual can have a much larger aggregate impact on the world around us. Therefore, we are actively seeking ways to reduce energy consumption and waste.

Diversity and Inclusion

As a business founded by an African American woman, diversity and inclusion is engrained in our corporate history. Our Board of Directors is diverse; Catherine L. Hughes, our Founder and Chairperson, is an African American woman, and four of our six directors are minorities. Our President and Chief Executive Officer, who is also a director, Alfred C. Liggins, III is an African American male, as is our Senior Vice President and General Counsel, Kristopher Simpson. Further, Karen Wishart, our Executive Vice President, and Chief Administrative Officer, is an African American woman, as is Michelle Rice, President of TV ONE. As of December 31, 2023, 74% of our employees were racially diverse, and 46% of our employees were women. We are proud that our organization is governed and propelled by such a diverse group of individuals, which we believe contributes to our Company’s success now, and in the long-term.

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

Board Diversity

As a listed company, our Company is required by NASDAQ to disclose certain self-identified diversity characteristics. Companies are required to provide a board diversity matrix at least once per year to disclose the voluntary self-identification of each member of the company’s board of directors. The below matrix provides our Board’s voluntary self-identification as of May 01, 2024.

Board Diversity Matrix (As of May 1, 2024)
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

Specific examples during the 2023 calendar year included or during the 2024 calendar year will include:

●	The Annual “Urban Radio Cares for St. Jude Kids” fundraising broadcast to support patients battling cancer and other life-threatening diseases at St. Jude Children’s Research Hospital.
●	The 2023 Urban One Honors Award Show themed, “Icons of Culture.” The Urban One Honors herald the accomplishments of African Americans who have made extraordinary contributions in entertainment, media, music, education, and the community.

●	Radio One Atlanta Radio hosted Repack the Backpack where listeners with school age kids received school supplies for the second half of the school year.
●	Radio One Atlanta hosted the AIDS Walk Atlanta Music Festival & 5K Walk – AIDS Walk Atlanta works to bring attention to this pressing issue, educate and inspire the community to work together, and end the epidemic of HIV.
●	Radio One Baltimore hosted the Black Family Wellness Expo, which features community support in the form of cholesterol screenings, blood pressure checks, diabetes prevention, and focus on women’s health and behavioral health.
●	Radio One Baltimore will host the 2024 AFRAM Festival – Baltimore’s festival of African American music and culture has been a regional tradition for more than 30 years.
●	Radio One Charlotte will participate in the Angels in Pink Luncheon, working with and supporting the Ausie & Martin Rivens Scholarship Foundation’s Angels in Pink Luncheon, in which women will attend and have lunch, fellowship with other women, listen to speakers about their breast cancer survival journey, and gather information about breast cancer awareness and research.
●	Radio One Charlotte will participate in the National Night out, working in conjunction with the Mecklenburg County Sheriff’s Office of Community Engagement to go into specific Charlotte area neighborhoods and provide food, prizes, and games in a safe environment.
●	Radio One Cincinnati will host its Back-To-School Drive-Thru Event, in which stations and vendors gave out school supplies to over 1,000 attendees.
●	Radio One Cleveland hosted A Good Thanksgiving and provided 1,000 turkeys for families in need on Thanksgiving Day.
●	Radio One Dallas will sponsor Clean the Block, an event hosted by Clean the Block, an initiative aiming to help clean up the environment in and around Dallas, make the city a more beautiful place to live in, and fight climate change.
●	Radio One Houston participated in the Sister’s Network Walk in April and sponsored the 2024 Original Martin Luther King Jr. Parade and Celebration.
●	Radio One Indianapolis will partner with the Salvation Army of Central Indiana for their 30th Radiothon which raises annually over $450K to benefit the homeless of Central Indiana.
●	Radio One Philadelphia will sponsor the Puerto Rican Day Parade and Fiesta in Partnership with El Concilio – a non-profit organization that helps all communities with initiatives such as adoption.
●	Radio One Philadelphia is sponsoring the 2024 Change Our Future Sneaker Ball in partnership with Change Our Future – a non-profit organization that focuses on youth development in underserved communities.
●	Radio One Raleigh participated in the “Pearls” in Partnership Block Party Fundraiser for the purpose of supporting community service initiatives in Raleigh.
●	Radio One Richmond participated in the 10 hours of Giving Food Drive, a canned food drive aimed at providing meals to families in need in the Richmond area.
●	Radio One Washington helped put on Methanol Isn’t Kool, a series of pop-up pep rallies at D.C. area schools raising awareness around the risks and harms associated with methanol.
●	Radio One Washington participated in the Gillie & Wallo Gun Violence Prevention Charity Basketball Game, appearing and providing entertainment and giveaways in support of the prevention of gun violence in the D.C. area.

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

Catherine L. Hughes Chairperson of the Board and Secretary Director since 1980 Age: 77

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

Alfred C. Liggins, III Chief Executive Officer, President, and Treasurer Director since 1989 Age: 59

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

Peter D. Thompson Executive Vice President and Chief Financial Officer Age: 59

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Radio One’s directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission (“SEC”) reports showing ownership and changes in ownership of our common stock and other equity securities. On the basis of reports and representations submitted by Radio One’s directors, executive officers, and greater than ten percent owners, we believe that all required Section 16(a) filings for the fiscal year ended December 31, 2023, were timely made.

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

Employment Agreements

Employment Agreement of the CFO

Chief Financial Officer. Peter D. Thompson serves as an Executive Vice President and Chief Financial Officer. Pursuant to an amendment to his employment agreement effective April 21, 2016, Mr. Thompson was employed as Executive Vice President and Chief Financial Officer of the Company and Vice President of its wholly owned subsidiaries commencing as of January 1, 2022, until December 31, 2024, unless earlier terminated pursuant to the terms of the agreement. Mr. Thompson is entitled to a base salary payable at the annualized rate of $650,000 per year and will be eligible for an annual bonus. Mr. Thompson’s annual target bonus opportunity will be equal to 75% of his base compensation (the “Target Bonus”), based on the achievement of performance goals as determined by Company’s Chief Executive Officer and Board of Directors; provided that (A) if the Company exceeds ninety percent (90%) of budget for the fiscal year, the Annual Bonus shall be deemed fifty percent (50%) earned and Mr. Thompson is entitled to such amount (the “Bonus Threshold”) and (B) subject to the Bonus Threshold, depending on results, Mr. Thompson’s actual bonus may be higher or lower than the Target Bonus, as determined by the compensation committee. If Mr. Thompson achieves superior performance goals as determined by Company’s Chief Executive Officer and compensation committee, then Mr. Thompson is eligible to receive an Annual Bonus up to 132% of base compensation. Mr. Thompson received a signing bonus of $250,000, subject to a pro-rata claw-back if he leaves before the end of the term of the agreement. Mr. Thompson was also awarded 150,000 restricted shares of the Company’s Class D common stock vesting on January 6, 2025, as a completion bonus. Finally, Mr. Thompson will receive annual Class D stock awards with an annual value of Four Hundred Eighty-Seven Thousand Five Hundred Dollars ($487,500) and annual stock option award with an annual value of One Hundred Sixty-Two Thousand Five Hundred Dollars ($162,500). The first annual award priced and vested on September 27, 2022. The second annual award priced and vested on February 6, 2023. The third annual award priced and vested on January 5, 2024.

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

Chairperson. Catherine L. Hughes, our founder, serves as our Chairperson of the Board of Directors and Secretary. Pursuant to the terms approved by the compensation committee, Ms. Hughes is entitled to a base salary payable at the annualized rate of $1,000,000 per year and will be eligible for an annual bonus. Ms. Hughes’ annual target bonus opportunity will be equal to 50% of her base compensation (the “Target Bonus”), based on the achievement of performance goals as determined by Company’s Chief Executive Officer and Board of Directors; provided that (A) if the Company exceeds ninety percent (90%) of budget for the fiscal year, the Annual Bonus shall be deemed fifty percent (50%) earned and Ms. Hughes is entitled to such amount (the “Bonus Threshold”) and (B) subject to the Bonus Threshold, depending on results, Ms. Hughes’ actual bonus may be higher or lower than the Target Bonus, as determined by the compensation committee. If Ms. Hughes achieves superior performance goals as determined by the Company’s Chief Executive Officer and compensation committee, then she is eligible to receive an Annual Bonus up to 87.5% of base compensation. Ms. Hughes was also awarded 281,250 restricted shares of the Company’s Class A common stock and stock options to purchase 93,750 Class D shares (which were priced on September 27, 2022), all vesting on January 6, 2025, as a completion bonus. Finally, Ms. Hughes will receive annual Class D stock awards with an annual value of approximately Eight Hundred Fifty-Four Thousand Two Hundred and Ninety-Seven Dollars ($854,297) and annual stock option award with an annual value of approximately Two Hundred Eighty-Four Thousand Seven Hundred Sixty-Five Dollars ($284,765). The first annual award priced and vested on September 27, 2022. The second annual award priced and vested on February 6, 2023. The third annual award priced and vested on January 5, 2024.

Under her prior employment agreement under which the Company and Ms. Hughes currently operate, Ms. Hughes is also entitled to receive a pro-rata portion of her bonus upon termination due to death or disability. Ms. Hughes also receives standard retirement, welfare, and fringe benefits, as well as vehicle and wireless communication allowances and financial manager services.

President and Chief Executive Officer. Alfred C. Liggins, III is employed as our President and CEO and is a member of the Board of Directors. Mr. Liggins is entitled to a base salary payable at the annualized rate of $1,250,000 per year and will be eligible for an annual bonus. Mr. Liggins’s annual target bonus opportunity is equal to 100% of his base compensation (the “Target Bonus”), based on the achievement of performance goals as determined by Company’s Chief Executive Officer and Board of Directors; provided that (A) if the Company exceeds ninety percent (90%) of budget for the fiscal year, the Annual Bonus shall be deemed fifty percent (50%) earned and Mr. Liggins is entitled to such amount (the “Bonus Threshold”) and (B) subject to the Bonus Threshold, depending on results, Mr. Liggins’s actual bonus may be higher or lower than the Target Bonus, as determined by the compensation committee. If Mr. Liggins achieves superior performance goals as determined by the Company’s Chief Executive Officer and compensation committee, then the Executive is eligible to receive an Annual Bonus up to 175% of base compensation. Mr. Liggins was awarded 468,750 restricted shares of the Company’s Class A common stock and stock options to purchase 156,250 Class D shares (which were priced on September 27, 2022), all vesting on January 6, 2025, as a completion bonus. Mr. Liggins is entitled to receive annual Class D stock awards with an annual value of approximately One Million Four Hundred Twenty-Three Thousand and Eight Hundred and Twenty-Eight Dollars ($1,423,828) and annual stock option award with an annual value of approximately Four Hundred Seventy-Four Thousand Six Hundred and Ten Dollars ($474,610). The first annual award priced and vested on September 27, 2022. The second annual award priced and vested on February 6, 2023. The third annual award priced and vested on January 5, 2024. Finally, Mr. Liggins remains eligible for the TV One Award included in his prior employment agreement.

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

Deferred Compensation. We had a deferred compensation plan that allowed Catherine L. Hughes, our Chairperson, to defer compensation on a voluntary, non-tax qualified basis. The plan was terminated in 2017, and as such Ms. Hughes did not defer any of her compensation during the year ended December 31, 2023. The amount owed to her as deferred compensation for prior years is an unfunded and unsecured general obligation of our Company. Deferred amounts accrue interest based upon the return earned on an investment account with a designated brokerage firm established by Urban One. All deferred amounts are payable in a lump sum 30 days after the date of the event causing the distribution to be paid. No named executive officer earns above-market or preferential earnings on nonqualified deferred compensation.

Other Perquisites. We provide few perquisites to our named executive officers. Currently, we provide or reimburse executives for a company automobile, driver and various administrative services including a financial manager and a personal assistant.

We have set forth the incremental cost of providing these benefits and perquisites to our named executives in the 2023 Summary Compensation Table in the “All Other Compensation” column.

401(k) Plan

The Company has a defined contribution 401(k) savings and retirement plan. In calendar year 2023, participants could contribute up to $22,500 of their gross compensation, subject to certain limitations. In calendar year 2022, participants could contribute up to $20,500 of their gross compensation, subject to certain limitations. Employees ages 50 or older could make an additional catch-up contribution of in each of calendar years 2023 and 2022 up to $7,500 and $6,500, respectively, of their gross compensation. The Company currently does not offer any matching component with respect to its 401(k) savings and retirement plan.

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

EXECUTIVE COMPENSATION

The following table sets forth the total compensation for each of our named executive officers, for the years ended December 31, 2023, and 2022:

							Non-qualified
						Non-Equity	Deferred
Name and				Stock Awards	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary $	Bonus (1) $	(2) $	Awards (2) $	Compensation $	Earnings $	Compensation $		Total $
Catherine L. Hughes – Chairperson	2023	1,000,000	0	1,484,022	371,736	0	0	40,000	(3)	2,895,758
	2022	1,000,000	875,000	1,027,597	310,312	0	0	48,804	(3)	3,261,713

Alfred C. Liggins, III – CEO	2023	1,250,000	0	2,473,371	636,637	0	0	3,089,512	(4)	7,449,520
	2022	1,250,000	2,187,500	1,712,663	517,186	0	0	4,204,855	(4)	9,872,204

Peter D. Thompson - CFO	2023	650,000	250,000	722,792	162,563	0	0	0		1,785,355
	2022	650,000	858,000	548,740	162,611	0	0	0		2,219,351
(1)Reflects discretionary bonuses.
(2)The dollar amount recognized for financial statement purposes in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” for the fair value of options and restricted stock granted. These values are based on assumptions described in Note 9 to the Company's audited consolidated financial statements included elsewhere in this Form 10-K.
(3)For 2023 and 2022, for company automobile provided to Ms. Hughes and financial services and administrative support in the amounts of $7,015 and $4,988 and $32,985 and $43,816, respectively.
(4)Mr. Liggins’ employment terms provide, among other things, that in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company's aggregate investment in TV One. The Company's obligation to pay the award to Mr. Liggins was triggered during 2016 after its recovery of the aggregate amount of our pre-Comcast Buyout capital contribution in TV One, and only upon actual receipt of distributions of cash or marketable securities. An award in the amount of $2,939,512 and $4,038,131 was paid in 2023 and 2022, respectively. In addition, for 2023 and 2022, the Company provided financial services and administrative support to Mr. Liggins in the amounts of $150,000 and $166,724, respectively.

Pay Versus Performance

As required by new pay versus performance (“PVP”) rules adopted by the SEC in August 2022 and in effect for the first time for this proxy statement, the following Pay Versus Performance table (“PVP Table”) provides required information about compensation for our named executive officers for the periods ended December 31, 2022 and 2023 (each of 2022 and 2023, a “Covered Year”). We refer to all the named executive officers covered in the PVP Table below, collectively, as the “PVP NEOs.” The PVP Table also provides information about the results for certain measures of financial performance during those same Covered Years. In reviewing this information, we believe you should consider:

●	The information in columns (b) and (d) of the PVP Table comes directly from this year’s Summary Compensation Table (or last year’s Summary Compensation Table), without adjustment, calculated in the manner as required under SEC rules for such table;

●	As required by the SEC’s PVP rules, we describe the information in columns (c) and (e) of the PVP Table as “compensation actually paid” (or “CAP”) to the applicable PVP NEOs. However, we believe these CAP amounts do not entirely reflect the final compensation that our NEOs actually earned for their service in the Covered Years, respectively. Instead, in accordance with the SEC’s PVP rules the amounts represent a combination of realized pay (primarily for cash amounts and equity that vested in the applicable Covered Year) and realizable or accrued pay as of the last day of the applicable Covered Year (primarily for equity awards that are unvested or vested but unexercised). As a result, we urge investors to use caution when evaluating CAP amounts, as they are calculated in a manner different than any information that we may have presented before; and
●	As required by the SEC’s PVP rules, we provide information in the PVP Table below about our absolute total shareholder return (“TSR”) results and our U.S. GAAP net income results (the “External Measures”) during the Covered Years. In column (h) we also present information with respect to our Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure. We present this measure as management believes Adjusted EBITDA provides useful information to management and investors by excluding certain income/(loss), expenses and gains and losses that may not be indicative of the Company’s core operating and financial results. Adjusted EBITDA is a useful performance measure because certain items included in the calculation of net income/(loss) may either mask or exaggerate trends in the Company's ongoing operating performance measures, by identifying the individual adjustments, provide a useful mechanism for investors to consider these adjusted measures with some or all the identified adjustments. The reconciliation of Adjusted EBITDA to the comparable GAAP financial measure is included in Non-GAAP Financial Measures in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of this Form 10-K.

Pay Versus Performance
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
			Average Summary	Average	Value of Initial
			Compensation	Compensation	Fixed $100
	Summary		Table Total for	Actually Paid to	Investment
	Compensation	Compensation	Non-PEO Named	Non-PEOs	Based on Total		Adjusted
	Table Total for	Actually Paid to	Executive	Named Executive	Shareholder	Net Income	EBITDA
Year	PEO (1)	PEO (1)(2)	Officers (1)	Officers (1)(2)	Return (3)	(in thousands)	(in thousands)
2023	$7,449,520	$1,250,000	$2,340,557	$950,000	$0	$5,928	$128,378

2022	$9,872,204	$1,250,000	$2,740,532	$1,691,500	$0	$36,660	$165,179

(1)	Reflects the total compensation of our current President and CEO, Alfred C. Liggins, III, who is our PEO. Our non-PEO PVP NEOs (“Non-PEO NEOs”) were Catherine L. Hughes, our Chairperson, and Peter D. Thompson, our Chief Financial Officer, for each of the Covered Years. Amounts shown are as calculated in the Summary Compensation Table (SCT) for each of the years shown.
(2)	For each covered year, in determining both the compensation actually paid for our PEO and the average compensation actually paid for our Non-PEO NEOs for purposes of this PVP Table, we deducted from or added back to the total amount of compensation reported in column (b) and column (d) for such Covered Year the following amounts:

Item and Value Added (Deducted)	2023	2022
For Mr. Liggins:
Deduction for Summary Compensation Table “Stock Awards” column value	$2,473,371	$1,712,663
Deduction for Summary Compensation Table “Option Awards” column value	636,637	517,186
Increase for year-end fair value of outstanding equity awards granted in Covered Year	0	0
Increase/Decrease for change in fair value of outstanding equity awards granted in prior years	2,261,624	2,921,970
Increase for vesting date fair value of equity awards granted and vested in Covered Year	0	0
Increase/Decrease for change in fair value of prior-year equity awards vested in Covered Year	0	0
Decrease for prior year-end fair value of prior-year equity awards forfeited in Covered Year	0	0
Increase for includable dividends/earnings on equity awards during Covered Year	0	0

Item and Value Added (Deducted)	2023	2022
For Non-PEO Named Executive Officers (Average):
Deduction for Summary Compensation Table “Stock Awards” column value	$1,103,408	$788,168
Deduction for Compensation Table “Option Awards” column value	267,150	236,461
Increase for year-end fair value of outstanding equity awards granted in Covered Year	0	0
Increase/Decrease for change in fair value of outstanding equity awards granted in prior years	846,189	1,352,518
Increase for vesting date fair value of equity awards granted and vested in Covered Year	0	0
Increase/Decrease for change in fair value of prior-year equity awards vested in Covered Year	0	0
Decrease for prior year-end fair value of prior-year equity awards forfeited in Covered Year	0	0
Increase for includable dividends/earnings on equity awards during Covered Year	0	0

(3)	For each Covered Year, our total shareholder return (“TSR”) was calculated based on the yearly percentage change in our cumulative TSR on each of our Class A and Class D common stock, measured as the quotient of (a) the sum of (i) the cumulative amount of dividends for a period beginning with our closing price on the NASDAQ Global Market on December 31, 2021 through and including the last day of the fiscal year covered (each one- or two-year period, the “Measurement Period”), assuming dividend reinvestment, plus (ii) the difference between our closing Class A and Class D stock prices at the end versus the beginning of the Measurement Period, divided by (b) our closing Class A and Class D share prices at the beginning of the Measurement Period. Each of these yearly percentage changes was then applied to a deemed fixed investment of $100 at the beginning of each Measurement Period to produce the Covered Year-end values of such investment as of the end of 2023 and 2022, as applicable. Because Covered Years are presented in the table in reverse chronical order (from top to bottom), the table should be read from bottom to top for purposes of understanding cumulative returns over time.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 1, 2024, by:

●	each person (or group of affiliated persons) known by us to be the beneficial owner of more than five percent of any class of common stock;
●	each of the current executive officers named in the Summary Compensation Table;
●	each of our directors and nominees for director; and
●	all of our directors and executive officers as a group.

In the case of persons other than our executive officers, directors and nominees, such information is based solely upon a review of the latest schedules 13D or 13G, as amended. Each individual stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted. Information with respect to the beneficial ownership of the shares has been provided by the stockholders. The number of shares of stock includes all shares that may be acquired within 60 days of May 1, 2024.

	Common Stock
	Class A		Class B		Class C		Class D
	Number of	Percent of	Number of	Percent of	Number of	Percent of	Number of	Percent of	Economic	Voting
	Shares	Class	Shares	Class	Shares	Class	Shares	Class	Interest	Interest
Catherine L. Hughes (1)(2)(3)(4)(6)	262,972	2.67%	851,536	29.75%	1,124,560	54.99%	6,224,234	16.46%	16.10%	22.82%
Alfred C. Liggins, III (1)(3)(4)(5)(6)	620,918	6.30%	2,010,307	70.25%	920,456	45.01%	15,272,177	40.40%	35.81%	53.87%
Terry L. Jones							319,248	* %	*	0.00%
Brian W. McNeill							277,985	*	*	0.00%
D. Geoffrey Armstrong	10,000	*					216,507	*	*	*
B. Doyle Mitchell							39,962	*	*	0.00%
Peter D. Thompson (7)							969,732	2.57%	1.84%	0.00%
David M. Kantor (8)							631,441	1.67	1.20	0.00%
Karen Wishart							173,678	*	*	0.00%
Kris Simpson							52,043	*	*	0.00%
Eric Semler	200,000	2.03%							*	*
TCS Capital Advisors	608,894	6.18%					372,492	0.99%	1.87%	1.58%
Blackrock	480,643	4.88%							0.91%	1.25%
All Directors and Named Executives as a group (9 persons)	893,890	9.07%	2,861,843	100.00%	2,045,016	100.00%	24,124,964	63.81%
*	Less than 1%.
(1)	Includes 31,210 shares of Class A common stock and 62,998 shares of Class D common stock held by Hughes-Liggins & Company, L.L.C., the members of which are the Catherine L. Hughes Revocable Trust, dated March 2, 1999, of which Ms. Hughes is the trustee and sole beneficiary (the “Hughes Revocable Trust”), and the Alfred C. Liggins, III Revocable Trust, dated March 2, 1999, of which Mr. Liggins is the trustee and sole beneficiary (the “Liggins Revocable Trust”). The address of Ms. Hughes and Mr. Liggins is 1010 Wayne Avenue, Silver Spring, Maryland 20910.
(2)	The 247,366 shares of Class A common stock, 851,536 shares of Class B common stock and 3,260,133 shares of Class D common stock are held by the Hughes Revocable Trust; 1,124,560 shares of Class C common stock and 520,404 shares of Class D common stock are held by the Catherine L. Hughes Dynastic Trust, dated March 2, 1999, of which Ms. Hughes is the trustee and sole beneficiary.
(3)	The shares of Class A common stock and Class B common stock are subject to a voting agreement between Ms. Hughes and Mr. Liggins with respect to the election of Urban One’s directors.
(4)	As of May 15, 2024, the combined economic and voting interests of Ms. Hughes and Mr. Liggins were 51.91% and 76.69%, respectively.
(5)	The 605,313 shares of Class A common stock, 2,010,307 shares of Class B common stock, and 8,428,099 shares of Class D common stock are held by the Liggins Revocable Trust. In addition, 920,456 shares of Class C common stock and 338,808 shares of Class D common stock are held by the Alfred C. Liggins, III Dynastic Trust dated March 2, 1999, of which Mr. Liggins is the trustee and sole beneficiary.
(6)	Ms. Hughes’ total includes 1,429,985 shares of Class D common stock obtainable upon the exercise of stock options. Mr. Liggins’ total includes 2,481,974 shares of Class D common stock obtainable upon the exercise of stock options.
(7)	Includes 599,090 shares of Class D common stock obtainable upon the exercise of stock options.
(8)	Includes 273,380 shares of Class D common stock obtainable upon the exercise of stock options.

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

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), a fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Distributions from operating revenues are in the following order until the funds are depleted: up to $250,000 to the Foundation, reimbursement of Reach’s expenditures, up to a $1.0 million fee to Reach, a performance bonus of up to 50% of remaining operating revenues to Reach Media, with the balance remaining to the Foundation. For 2024 and 2023, $250,000 to the Foundation is guaranteed. Reach Media’s earnings for the Fantastic Voyage® in any given year may not exceed $1.75 million. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach Media and the Foundation automatically renews annually unless termination is mutually agreed or unless a party’s financial requirements are not met, in which case the party not in breach of their obligations has the right, but not the obligation, to terminate unilaterally. As of December 31, 2023 and 2022, the Foundation owed Reach Media approximately $1.0 million and $2.3 million, respectively, under the agreements for the operation of the cruises.

The Fantastic Voyage took place during the second quarter of 2023. For the year ended December 31, 2023, Reach Media's revenues, expenses, and operating income for the Fantastic Voyage were approximately $9.7 million, $8.0 million, and $1.75 million, respectively.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of December 31, 2023 and 2022.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. During the years ended December 31, 2023 and 2022, the Company incurred expense of approximately $3.2 million and $3.8 million, respectively. As of December 31, 2023 and 2022, the Company owed BMI approximately $0.3 million and $1.5 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table represents the aggregate fees billed to the Company for the fiscal year ended December 31, 2023 by Ernst & Young, LLP and for the fiscal year ended December 31, 2022 by BDO USA, LLP, the Company’s principal accountants for such years.

	Year Ended December 31,
	2023	2022
Audit fees (1)	$5,600,000	$2,820,000
(1)	Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, the review of our quarterly consolidated financial statements, and audit services that are normally provided by an independent registered public accounting firm in connection with regulatory filings or engagements for those fiscal years. The audit fees for the fiscal year ended December 31, 2022, also include fees related to the restatement of certain of our financial statements for the fiscal year ended December 31, 2021. Subsequent to the filing of the 2022 Annual Report on Form 10-K, the Company notified BDO USA, LLP (“BDO”) that it would be dismissed as the Company’s independent registered public accounting firm. The Audit Committee of the Company’s Board of Directors (the “Audit Committee”) approved the dismissal of BDO on July 11, 2023 and BDO’s dismissal as the Company’s independent registered public accounting firm was effective on July 12, 2023. The Audit Committee appointed Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023 effective as of July 12, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Reports of Independent Registered Public Accounting Firm (Ernst & Young, LLP; Baltimore, MD; PCAOB ID #42)

Report of Predecessor Independent Registered Public Accounting Firm (BDO USA, LLP; Potomac, MD; PCAOB ID #243)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

4.2

Credit Agreement among Urban One, Inc., the other borrowers party, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Urban One’s Current Report on Form 8-K filed February 22, 2021).

4.3

First Amendment and Waiver dated as of April 30, 2023, among Urban One, Inc., the other borrowers party, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Urban One’s Annual Report on Form 10-K as filed June 30, 2023).

4.4

Second Amendment and Waiver dated as of June 5, 2023, among Urban One, Inc., the other borrowers party, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Urban One’s Annual Report on Form 10-K as filed June 30, 2023).

4.5

Third Amendment and Waiver dated as of July 31, 2023, among Urban One, Inc., the other borrowers party, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Urban One’s Current Report on Form 8-K as filed August 3, 2023).

4.6

Fourth Amendment and Waiver dated as of September 29, 2023, among Urban One, Inc., the other borrowers party, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Urban One’s Current Report on Form 8-K as filed October 4, 2023).

4.7

Fifth Amendment and Waiver dated as of November 9, 2023, among Urban One, Inc., the other borrowers party, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Urban One’s Current Report on Form 8-K as filed November 15, 2023).

4.8

Sixth Amendment and Waiver dated as of April 12, 2024, among Urban One, Inc., the other borrowers party, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K as filed April 18, 2024

4.9

Seventh Amendment and Waiver dated as of May 30, 2024, among Urban One, Inc., the other borrowers party, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 4.1 to Urban One’s Current Report on Form 8-K as filed June 5, 2024

4.10		Description of Registrant’s Securities*
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

10.4

Employment Agreement dated as of January 1, 2022 between Urban One, Inc. and Alfred C. Liggins, III (incorporated by reference to Exhibit 99.1 to Urban One’s Current Report on Form 8-K as filed April 9, 2024)

10.5		Employment Agreement dated as of January 1, 2022 between Urban One, Inc. and Catherine L. Hughes
10.6		Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Exhibit 10.1 to Urban One’s Current Report on Form 8-K filed April 18, 2008).
10.7

Terms of Employment Agreement between Radio One, Inc. and Catherine L. Hughes approved September 27, 2022 (incorporated by reference to Item 5.02 of Urban One’s Current Report on Form 8-K filed October 3, 2022).

10.8		Amended and Restated Urban One 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement dated April 30, 2021).
19.1		Urban One, Inc. Insider Trading Policy*
21.1		Subsidiaries of Urban One, Inc.*
23.1		Consent of Ernst & Young, LLP*
23.2		Consent of BDO USA, LLP*
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1		Urban One, Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 99.2 to Urban One’s Current Report on Form 8-K as filed December 12, 2023).
101		Financial information from the Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.*
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

	*	Indicates document filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 7, 2024.

URBAN ONE, INC.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 7, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Urban One, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Urban One, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 7, 2024, expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Radio Market Goodwill and Radio Market Broadcasting Licenses

Description of the Matter

At December 31, 2023, the Company's goodwill balance attributable to its radio market reporting units was $30 million and the balance related to its radio broadcasting licenses with indefinite lives was $375 million. As explained in Note 3 to the consolidated financial statements, goodwill and radio broadcasting licenses are subject to annual impairment assessments, or more frequently if events or circumstances indicate an impairment may exist. The Company recorded an impairment charge of $129 million related to its radio broadcasting licenses during the year ended December 31, 2023. No impairment charges were recorded related to the Company’s goodwill during the year ended December 31, 2023.

Auditing the Company’s impairment assessments for radio market goodwill and radio broadcasting licenses is complex and highly judgmental and required the involvement of a valuation specialist due to the significant estimation required by management in determining the fair value of the radio market goodwill reporting units and radio broadcasting licenses. For radio market goodwill, the Company's methodologies for estimating the fair value of the reporting units involve significant assumptions and inputs, including projected financial information for market revenue growth rates, operating profit margins, terminal growth rates and discount rates.  For radio broadcasting licenses, the Company's methodologies for estimating the fair value of these assets involve significant assumptions and inputs, including projected financial information for market revenues, revenue growth by market, mature market share, operating profit margins, terminal growth rates and discount rates. All of the assumptions are sensitive to and affected by economic, industry, and company-specific qualitative factors. These significant assumptions and inputs are forward-looking and could be affected by future economic and market conditions.

How We Addressed the

Matter in Our Audit

To test the estimated fair value of the Company’s radio market goodwill reporting units and its radio broadcasting licenses, we performed audit procedures that included, among others, assessing the valuation methodologies, and testing the significant assumptions described above used in the Company’s analyses, as well as testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to current industry and market trends, and to the Company's historical results. In addition, we evaluated the accuracy of management’s prior year estimates. We also performed sensitivity analyses of the significant assumptions to evaluate the potential change in the fair values of the radio market goodwill reporting units and radio broadcasting licenses resulting from hypothetical changes in underlying assumptions.  We involved our valuation specialist to assist in our evaluation of the methodologies used and certain significant assumptions and inputs used by the Company to determine the estimated fair value of the radio market goodwill reporting units and radio broadcasting licenses. In addition, for goodwill, we tested management’s reconciliation of the fair value of its reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Baltimore, Maryland

June 7, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Urban One, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Urban One, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Urban One, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified pervasive material weaknesses throughout the Company’s internal control processes that involve the control environment, risk assessment, control activities, information and communication, and monitoring components of the COSO framework that are described in more detail in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statement of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated June 7, 2024, which expressed an unqualified opinion thereon.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

June 7, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Urban One, Inc.

Silver Spring, Maryland

Opinion on the Consolidated Financial Statements

       We have audited the accompanying consolidated balance sheet of Urban One, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

       These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

       We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

       Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company's auditor from 2016 to 2023.

Potomac, Maryland

June 30, 2023, except for Note 2 for which the date is June 7, 2024

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of
	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,090	$75,404
Restricted cash	480	26,475
Trade accounts receivable, net of allowance for expected credit losses of $8,638 and $9,223, respectively	133,194	142,045
Prepaid expenses	9,504	8,729
Current portion of content assets	29,748	34,003
Other current assets	15,950	8,750
Total current assets	421,966	295,406
CONTENT ASSETS, NET	82,448	86,378
PROPERTY AND EQUIPMENT, NET	28,661	28,258
GOODWILL	216,599	216,599
RIGHT OF USE ASSETS, NET	31,649	31,879
RADIO BROADCASTING LICENSES	375,296	488,419
OTHER INTANGIBLE ASSETS, NET	49,104	55,193
DEBT SECURITIES - available-for-sale, at fair value; amortized cost of $0 and $40,000 at December 31, 2023 and 2022, respectively	—	136,826
OTHER ASSETS	5,450	5,688
Total assets	$1,211,173	$1,344,646
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$20,000	$17,196
Accrued interest	22,342	23,111
Accrued compensation and related benefits	14,420	17,421
Current portion of content payables	22,389	26,718
Current portion of lease liabilities	10,648	8,690
Other current liabilities	42,831	39,682
Total current liabilities	132,630	132,818
LONG-TERM DEBT, net of original issue discount and issuance costs	716,246	739,000
CONTENT PAYABLES, net of current portion	3,402	10,365
LONG-TERM LEASE LIABILITIES	22,377	25,545
OTHER LONG-TERM LIABILITIES	24,995	34,856
DEFERRED TAX LIABILITIES, NET	20,938	39,389
Total liabilities	920,588	981,973

COMMITMENTS AND CONTINGENCIES (NOTE 17)
REDEEMABLE NONCONTROLLING INTERESTS	16,520	31,923

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2023 and 2022	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,853,672 and 9,854,682 shares issued and outstanding at December 31, 2023 and 2022, respectively	10	10
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at December 31, 2023 and 2022, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 shares issued and outstanding at December 31, 2023 and 2022, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,116,485 and 33,618,227 shares issued and outstanding at December 31, 2023 and 2022, respectively	34	34
Accumulated other comprehensive income	—	73,227
Additional paid-in capital	1,007,387	993,484
Accumulated deficit	(733,371)	(736,010)
Total stockholders’ equity	274,065	330,750
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,211,173	$1,344,646

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022

NET REVENUE	$477,690	$484,604
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $139, and $7, respectively	137,023	122,636
Selling, general and administrative, including stock-based compensation of $1,129 and $239, respectively	173,569	160,642
Corporate selling, general and administrative, including stock-based compensation of $8,707 and $9,666, respectively	62,290	59,520
Depreciation and amortization	7,101	10,034
Impairment of goodwill, intangible assets, and long-lived assets	129,278	40,683
Total operating expenses	509,261	393,515
Operating (loss) income	(31,571)	91,089
INTEREST INCOME	6,967	939
INTEREST EXPENSE	56,196	61,751
GAIN ON RETIREMENT OF DEBT	2,356	6,718
OTHER INCOME, NET	96,084	16,083
Income from consolidated operations before provision for income taxes	17,640	53,078
PROVISION FOR INCOME TAXES	7,944	16,418
NET INCOME FROM CONSOLIDATED OPERATIONS	9,696	36,660
LOSS FROM UNCONSOLIDATED JOINT VENTURE	(5,131)	—
NET INCOME	4,565	36,660
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,515	2,317
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,050	$34,343

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS (per share)
Basic	$0.04	$0.70
Diluted	$0.04	$0.66

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,645,678	48,928,063
Diluted	50,243,810	52,174,337

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2023	2022

NET INCOME	$4,565	$36,660
OTHER COMPREHENSIVE (LOSS) INCOME, BEFORE TAX:
Unrealized gain on available-for-sale securities	—	24,226
Income tax expense related to unrealized gain on available-for-sale securities	—	(5,949)
Reclassification adjustment for realized gain on available-for-sale securities included in net income	(96,826)	—
Income tax provision related to reclassification for realized gain	23,599	—
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(73,227)	18,277
COMPREHENSIVE (LOSS) INCOME	$(68,662)	$54,937
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,515	2,317
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(71,177)	$52,620

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2022 and 2023

(In thousands, except share data)

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Total
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,353)	$303,644

Net income attributable to Urban One	—	—	—	—	—	—	—	34,343	34,343

Stock-based compensation expense	—	1	—	—	1	—	6,593	—	6,595

Repurchase of 5,124,671 shares of Class D common stock	—	—	—	—	(4)	—	(26,539)	—	(26,543)

Exercise of options for 60,240 shares of common stock	—	—	—	—	—	—	50	—	50

Other comprehensive income, net of tax	—	—	—	—	—	18,277	—	—	18,277

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(5,616)	—	(5,616)

BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(736,010)	$330,750

Cumulative effect of accounting change (Note 3)	—	—	—	—	—	—	—	589	589

BALANCE, as of January 1, 2023	—	10	3	2	34	73,227	993,484	(735,421)	331,339

Net income attributable to Urban One	—	—	—	—	—	—	—	2,050	2,050

Stock-based compensation expense	—	—	—	—	—	—	5,392	—	5,392

Repurchase of 313,272 shares of Class D common stock	—	—	—	—	—	—	(1,630)	—	(1,630)

Sale of MGM Investment	—	—	—	—	—	(73,227)	—	—	(73,227)

Vesting of restricted common stock	—	—	—	—	—	—	3,234	—	3,234

Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	6,907	—	6,907

BALANCE, as of December 31, 2023	$—	$10	$3	$2	$34	$—	$1,007,387	$(733,371)	$274,065

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2023	2022

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,565	$36,660
Adjustments to reconcile net income to net cash from operating activities:
Bad debt expense	2,552	1,837
Depreciation and amortization	7,101	10,034
Amortization of debt financing costs	2,137	1,989
Amortization of launch assets	4,980	4,380
Amortization of content assets	50,098	43,533
Deferred income taxes	5,148	14,575
Amortization of right of use assets	9,226	8,716
Impairment of goodwill, intangible assets, and long-lived assets	129,278	40,683
Non-cash fair value adjustment of Employment Agreement Award	169	2,129
Stock-based compensation expense	9,975	9,912
Gain on retirement of debt	(2,356)	(6,718)
Loss on deconsolidation of joint venture	188	—
Loss on investment in unconsolidated joint venture	5,131	—
Non-cash income on PPP loan forgiveness	—	(7,575)
Realized gain on available for sale debt securities	(96,826)	—
Other	1,442	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	8,698	(16,123)
Prepaid expenses and other current assets	(2,376)	(6,651)
Other assets	555	1,022
Content assets and content payables	(53,518)	(62,630)
Accounts payable	2,407	304
Accrued interest	(769)	(2,347)
Accrued compensation and related benefits	(3,758)	6,461
Other liabilities	(15,152)	(4,393)
Launch support	(4,250)	(9,250)
Net cash flows provided by operating activities	64,645	66,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,676)	(6,763)
Restricted cash derecognized in deconsolidation of joint venture	(26,000)	—
Proceeds from sale of joint venture interest	6,563	—
Proceeds from sale of available for sale debt securities	136,826	—
Proceeds from release of escrow associated with joint venture	13,012	—
Acquisition of stations and broadcasting assets	(27,500)	(25,000)
Disposition of stations and broadcasting assets	4,975	3,080
Investment in unconsolidated joint venture	(4,842)	-
Net cash flows provided by (used in) investing activities	95,358	(28,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interest members of RVAEH	—	512
Repayments of long-term debt	(22,281)	(67,124)
Repurchase of common stock	(1,630)	(26,543)
Payment of dividends to noncontrolling interest members of Reach Media	(4,401)	(1,599)
Proceeds from exercise of stock options	—	50
Net cash flows used in financing activities	(28,312)	(94,704)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	131,691	(56,839)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	101,879	158,718
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$233,570	$101,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$54,828	$62,039
Income taxes, net of refunds	$1,983	$2,089

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Liabilities recognized under asset exchange/asset acquisition	$—	$1,240
Operating right of use assets obtained in exchange for lease obligation	$10,870	$3,876
Operating right of use asset and lease liability terminations	$429	$2,418
Non-cash launch additions	$—	$9,500
Non-cash content asset additions	$9,716	$15,246
Adjustment of redeemable noncontrolling interests to estimated redemption value	$(6,907)	$5,616

The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

1. ORGANIZATION:

Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2023, we owned and/or operated 72 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 13 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 90.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. During the year ended December 31, 2023, the Company completed the sale of its investment in MGM National Harbor (the “MGM Investment”), a gaming resort located in Prince George’s County, Maryland. Please refer to Note 3(q) – Investments of our consolidated financial statements for more details. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.”  We also operate other brands, such as TV One, CLEO TV, Reach Media, iONE Digital and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. (See Note 15 – Segment Information of our consolidated financial statements).

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and require management to make certain estimates and assumptions. The most significant estimates and assumptions are used in determining: (i) estimates of future cash flows used to evaluate and recognize impairments; (ii) estimates of fair value of Employment Agreement Award and redeemable noncontrolling interests in Reach Media; (iii) deferred taxes and related valuation allowance, including uncertain tax positions; (iv) determination of the amortization patterns of content assets; and (v) estimate allowance for expected credit losses on trade accounts receivable.

These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. The Company bases these estimates on historical experience, current economic environment or various other assumptions that are believed to be reasonable under the circumstances. However, economic uncertainty and any disruption in financial markets increase the possibility that actual results may differ from these estimates.

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

The Company is required to include the financial statements of variable interest entities (“VIE”) in its consolidated financial statements. Under the VIE model, the Company consolidates an investment if it has control to direct the activities of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the interim consolidated financial statements for the quarterly period as of March 31, 2023, the Company identified immaterial errors in its accounting for its stock-based compensation expense, the Company’s investment in the operations of RVA Entertainment Holdings, LLC (“RVAEH”), and related tax effects. The Company assessed the materiality of the adjustments both quantitatively and qualitatively and concluded that the adjustments were not material to its previously issued consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended. However, the Company concluded that the effect of correcting these adjustments in 2023 would materially misstate the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2023. Accordingly, the Company determined that it was necessary to reflect these adjustments, as well as other immaterial adjustments previously identified during fiscal year 2022 and revised the previously issued consolidated financial statements with respect to the quarters ended March 31, June 30, and September 30, 2022, and the year ended December 31, 2022. See Note 16 – Quarterly Financial Data (Unaudited) for the revised quarterly and year-to-date unaudited consolidated financial statements for the quarters ended March 31, June 30, and September 30, 2022. The remainder of the notes to the Company’s consolidated financial statements have been updated and revised, as applicable, to reflect the impact of these adjustments.

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

RVAEH

In 2021, the Company and Peninsula Pacific Entertainment entered into a 75/25 partnership of RVAEH. During the preparation of the interim consolidated financial statements for the quarter ended March 31, 2023, the Company evaluated whether it should have consolidated RVAEH due to its 75% ownership interest. As the Company had control and was the primary beneficiary of RVAEH, it was determined that RVAEH should have been consolidated in 2021 in accordance with ASC 810, “Consolidation”.

The Company historically recognized its 75% ownership portion of RVAEH’s financial statements on its consolidated financial statements under the equity method of accounting. The adjustment primarily impacted restricted cash, other current assets, property and equipment, net, other current liabilities, other long-term liabilities, redeemable noncontrolling interests, and accumulated deficit in the consolidated balance sheets, and corporate selling, general and administrative expenses, and net income attributable to noncontrolling interests in the consolidated statements of operations.

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

Revised Consolidated Balance Sheet

	As of December 31, 2022
	As Previously
	Reported	Adjustments	Other Adjustments	As Revised

	(In thousands)
ASSETS
CURRENT ASSETS:
Restricted cash	$19,975	$6,500	$—	$26,475
Trade accounts receivable, net of allowance for doubtful accounts of $9,223	143,264	—	(1,219)	142,045
Other current assets	8,372	378	—	8,750
Total current assets	289,747	6,878	(1,219)	295,406
PROPERTY AND EQUIPMENT, net	27,758	500	—	28,258
Total assets	$1,338,487	$7,378	$(1,219)	$1,344,646
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,003	$—	$(807)	$17,196
Other current liabilities	36,320	3,362	—	39,682
Total current liabilities	130,263	3,362	(807)	132,818
OTHER LONG-TERM LIABILITIES	34,540	858	(542)	34,856
DEFERRED TAX LIABILITIES, net	39,704	(214)	(101)	39,389
Total liabilities	979,417	4,006	(1,450)	981,973
REDEEMABLE NONCONTROLLING INTERESTS	25,298	6,625	—	31,923
STOCKHOLDERS’ EQUITY:
Accumulated deficit	(732,988)	(3,253)	231	(736,010)
Total stockholders’ equity	333,772	(3,253)	231	330,750
Total liabilities, redeemable noncontrolling interests and equity	$1,338,487	$7,378	$(1,219)	$1,344,646

Revised Consolidated Statement of Operations

	Year Ended December 31, 2022
	As Previously		Other
	Reported	Adjustments	Adjustments	As Revised

	(In thousands, except per share data)
OPERATING EXPENSES:
Selling, general and administrative, including stock-based compensation of $239	$160,230	$—	$412	$160,642
Corporate selling, general and administrative, including stock-based compensation of $9,666	56,334	3,728	(542)	59,520
Total operating expenses	389,917	3,728	(130)	393,515
Operating income (loss)	94,687	(3,728)	130	91,089
Income (loss) before provision for (benefit from) income taxes and noncontrolling interests in income of subsidiaries	56,676	(3,728)	130	53,078
PROVISION FOR (BENEFIT FROM) INCOME TAXES	16,721	(202)	(101)	16,418
NET INCOME (LOSS)	39,955	(3,526)	231	36,660
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,626	(309)	—	2,317
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$37,329	$(3,217)	$231	$34,343

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.76	$(0.06)	$—	$0.70

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net income (loss) attributable to common stockholders	$0.72	$(0.06)	$—	$0.66

Revised Consolidated Statement of Comprehensive Income

	Year Ended December 31, 2022
	As Previously		Other
	Reported	Adjustments	Adjustments	As Revised

	(In thousands)

COMPREHENSIVE INCOME (LOSS)	$58,232	$(3,526)	$231	$54,937
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,626	(309)	—	2,317
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$55,606	$(3,217)	$231	$52,620

Revised Consolidated Statement of Changes in Stockholders’ Equity

	As Previously Reported
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
For the year ended December 31, 2022	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,317)	$303,680
Net income	—	—	—	—	—	—	—	37,329	37,329
Stock-based compensation expense	—	1	—	—	1	—	6,593	—	6,595
Repurchase of 5,124,671 shares of Class D common stock	—	—	—	—	(4)	—	(26,539)	—	(26,543)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Other comprehensive income, net of tax	—	—	—	—	—	18,277	—	—	18,277
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(5,616)	—	(5,616)
BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(732,988)	$333,772

	Adjustments and Other Adjustments
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
For the year ended December 31, 2022	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021	$—	$—	$—	$—	$—	$—	$—	$(36)	$(36)
Net (loss)	—	—	—	—	—	—	—	(2,986)	(2,986)
Total Adjustments	$—	$—	$—	$—	$—	$—	$—	$(3,022)	$(3,022)

	As Revised
						Accumulated
	Convertible	Common	Common	Common	Common	Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders'
For the year ended December 31, 2022	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2021	$—	$9	$3	$2	$37	$54,950	$1,018,996	$(770,353)	$303,644
Net income (loss)	—	—	—	—	—	—	—	34,343	34,343
Stock-based compensation expense	—	1	—	—	1	—	6,593	—	6,595
Repurchase of 5,124,671 shares of Class D common stock	—	—	—	—	(4)	—	(26,539)	—	(26,543)
Exercise of options for 60,240 shares of Class D common stock	—	—	—	—	—	—	50	—	50
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(5,616)	—	(5,616)
Other comprehensive income, net of tax	—	—	—	—	—	18,277	—	—	18,277
BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(736,010)	$330,750

Revised Consolidated Statement of Cash Flows

	Year Ended December 31, 2022
	As
	Previously		Other	As
	Reported	Adjustments	Adjustments	Revised

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,955	$(3,526)	$231	$36,660
Adjustments to reconcile net income (loss) to net cash from operating activities:
Bad debt expense	1,425	—	412	1,837
Deferred income taxes	14,878	(202)	(101)	14,575
Stock-based compensation	6,595	3,317	—	9,912

Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(16,930)	—	807	(16,123)
Prepaid expenses and other current assets	(6,691)	40	—	(6,651)
Accounts payable	1,111	—	(807)	304
Other liabilities	(3,710)	(141)	(542)	(4,393)
Net cash flows (used in) provided by operating activities	67,060	(512)	—	66,548
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interest members of RVAEH	—	512	—	512
Net cash flows provided by (used in) financing activities	(95,216)	512	—	(94,704)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	152,218	6,500	—	158,718
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$95,379	$6,500	$—	$101,879

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

In July 2021, RVAEH, a previously consolidated joint venture of the Company, entered into a Host Community Agreement (the “Original HCA”) with the City of Richmond (the “City”) for the development of the ONE Casino + Resort, (the “Project”), and the partners of RVAEH made an initial investment of $26.0 million (the “Upfront Payment”) into an escrow account. In February 2023, given a change in the joint venture ownership structure, RVAEH no longer met the consolidation requirements and therefore, the Company began accounting for its investment in RVAEH under the equity method. Accordingly, the Company deconsolidated RVAEH (including $26.0 million in restricted cash) from its consolidated financial statements. RVAEH’s restricted cash on the Company’s consolidated balance sheets was $0.0 million and $26.0 million as of December 31, 2023 and 2022, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the consolidated statements of cash flows:

	Years Ended
	December 31,
	2023	2022

	(In thousands)
Cash and cash equivalents	$233,090	$75,404
Restricted cash	480	26,475
Total cash, cash equivalents, and restricted cash shown in Consolidated Statements of Cash Flows	$233,570	$101,879

(b)  Trade Accounts Receivable

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

Allowance for Expected Credit Losses

The changes in the allowance for expected credit loss are as follows:

As of December 31, 2023
(In thousands)
Balance at Beginning of Period(1)	$8,643
Charged to Expense, net	2,552
Less: Deductions	(2,557)
Balance at End of Period	$8,638

(1) The allowance for expected credit loss as of January 1, 2023 includes $0.6 million cumulative-effect adjustment of the adoption of ASU 2016-13.

(c)  Goodwill and Indefinite-Lived Intangible Assets (Primarily Radio Broadcasting Licenses)

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. The Company tests for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Radio broadcasting license impairment exists when the asset carrying values exceed their respective fair values. The excess is recorded to operations as an impairment charge. The Company tests for radio broadcasting license impairment at the unit of accounting level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about market revenue and projected revenue growth by market, mature market share, operating profit margin, discount rate and terminal growth rate. In testing for goodwill impairment, the Company also relies primarily on the income approach that estimates the fair value of the reporting unit, which involves, but is not limited to, judgmental estimates and assumptions about revenue growth rates, operating profit margins, discount rate and terminal growth rate. The Company then performs a market-based analysis by comparing the average implied multiple arrived at based on the Company’s cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing the total of the estimated fair values of the Company’s reporting units to the market capitalization of the Company. The Company recognizes an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. Any impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.

(d)  Impairment of Long-Lived Assets and Intangible Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the asset or group of assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company reviewed these long-lived assets during 2023 and 2022 and concluded no impairment to the carrying value of these assets was required.

(e)  Financial Instruments

As of December 31, 2023, and 2022, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt, and debt securities. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2023 and 2022, except for the Company’s long-term debt. On January 25, 2021, the Company borrowed $825.0 million in aggregate principal amount of senior secured notes due February 2028 and bearing interest at a rate of 7.375% (the “2028 Notes”). The 2028 Notes had a carrying value of approximately $725.0 million and fair value of approximately $616.3 million as of December 31, 2023, and had a carrying value of approximately $750.0 million and fair value of approximately $646.9 million as of December 31, 2022. The fair values of the 2028 Notes, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. There were no borrowings outstanding on the Company’s asset-backed credit facility as of December 31, 2023 and 2022.

(f)  Revenue Recognition

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In general, spot and digital advertising is satisfied as advertising spots or as impressions are delivered. For cable television affiliate revenue, the Company grants a license to the affiliate to distribute its television programming content through the license period, and the Company recognizes revenue based on the number of subscribers each month. Finally, for event-based revenue, the Company’s events typically occur on one specified date when revenue is recognized. However, there may be performance obligations that are satisfied in the weeks leading up to the event, such as radio and digital advertising. In such instances revenue is recognized as the underlying performance obligations are satisfied based on the allocated transaction price and the pattern of delivery to the customer.

Within the radio broadcasting and Reach Media segments, revenues are generated from the sale of spot advertisements and sponsorships. Revenue from the sale of spot advertisements is recognized over time when the advertisements are run. Revenue from sponsorships is recognized as each underlying sponsorship performance obligation is satisfied. Revenue is recognized for each performance obligation based on the allocated transaction price and the pattern of transfer to the customer. The Company records as revenue the amount of consideration that it receives. For the radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $18.8 million and $18.4 million for the years ended December 31, 2023 and 2022, respectively. Radio broadcasting and Reach Media’s contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.

Within the digital segment, Interactive One generates the majority of the Company’s digital revenue. The Company’s digital revenue is principally derived from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. As the Company runs its advertising campaigns, the customer simultaneously receives benefits as impressions are delivered, and revenue is recognized over time. The amount of revenue recognized each month is based on the number of impressions delivered multiplied by the effective per impression unit price. Interactive One’s contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.

The cable television segment derives advertising revenue from the sale of television airtime to advertisers and revenue is recognized over time when the advertisements are run. In the agreements governing advertising campaigns, the Company may also promise to deliver to its customers a guaranteed minimum number of viewers or impressions on a specific television network within a particular demographic. These guaranteed advertising campaigns are considered to represent a single, distinct performance obligation. For these campaigns, revenues are recognized based on the audience levels reached multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced amounts may exceed the value of the actual audience delivery. As such, a portion of revenues associated with such campaigns is deferred until the guaranteed audience level is delivered or the rights associated with the guarantees lapse, which is typically less than one year. Actual audience and delivery information is obtained from independent ratings services. The Company records as revenue the amount of consideration that it receives.  TV One’s contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.

The Company’s cable television segment also derives revenue from affiliate fees under the terms of various multi-year affiliation agreements based on a per subscriber royalty payable by the affiliate, in exchange for the right to distribute the Company’s programming. The majority of the Company’s distribution fees are collected monthly throughout the year and distribution revenue is recognized over the term of the contracts based on contracted programming rates and reported subscriber levels. The Company applies the sales- or usage-based royalty exception for its affiliate agreements. The amount of distribution fees due to the Company is reported by distributors based on actual subscriber levels. Such information is generally not received until after the close of the reporting period. In these cases, the Company estimates the number of subscribers receiving the Company’s programming to estimate royalty revenue. Historical adjustments to recorded estimates have not been material. Revenues from the Company’s cable television segment are reduced by the amortization of the Company’s launch support assets. Agency and outside sales representative commissions were approximately $19.4 million and $20.1 million for the years ended December 31, 2023 and 2022, respectively.

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

Revenue by Contract Type

The following chart shows the sources of the Company’s net revenue for the years ended December 31, 2023 and 2022:

	Radio	Reach		Cable
(In thousands)	Broadcasting	Media	Digital	Television	Eliminations	Consolidated
Year Ended December 31, 2023
Net Revenue:
Radio advertising	$146,171	$39,851	$-	$-	$(3,660)	$182,362
Political advertising	2,854	398	629	-	-	3,881
Digital advertising	-	-	74,866	-	-	74,866
Cable television advertising	-	-	-	108,307	-	108,307
Cable television affiliate fees	-	-	-	87,747	-	87,747
Event revenues & other	7,189	12,639	-	153	546	20,527
Net revenue	$156,214	$52,888	$75,495	$196,207	$(3,114)	$477,690

Year Ended December 31, 2022
Net Revenue:
Radio advertising	$139,470	$41,414	$-	$-	$(3,616)	$177,268
Political advertising	11,143	287	1,796	-	-	13,226
Digital advertising	-	-	76,730	-	-	76,730
Cable television advertising	-	-	-	112,857	-	112,857
Cable television affiliate fees	-	-	-	96,963	-	96,963
Event revenues & other	6,065	1,416	-	51	28	7,560
Net revenue	$156,678	$43,117	$78,526	$209,871	$(3,588)	$484,604

Contract Assets and Liabilities

Contract assets and contract liabilities that are not separately stated in the Company’s consolidated balance sheets at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022

	(In thousands)
Contract assets:
Unbilled receivables	$5,437	$12,597
Contract liabilities:
Customer advances and unearned income	$4,851	$6,123
Reserve for audience deficiency	12,779	9,629
Unearned event income	4,864	5,708

Unbilled receivables consist of earned revenue that has not yet been billed. Contract assets are included in trade accounts receivable, net on the consolidated balance sheets.  Customer advances and unearned income represent advance payments by customers for future services under contract that are generally incurred in the near term. For advertising sold based on audience guarantees, audience deficiency typically results in an obligation to deliver additional advertising units to the customer, generally within one year of the campaign end date. To the extent that audience guarantees are not met, a reserve for audience deficiency is recorded until such a time that the audience guarantee has been satisfied. Unearned event income represents payments by customers for upcoming events. Contract liabilities are included in other current liabilities on the consolidated balance sheets.

For customer advances and unearned income as of January 1, 2023, $3.7 million was recognized as revenue for the year ended December 31, 2023. For the reserve for audience deficiency as of January 1, 2023, $6.0 million was recognized as revenue during the year ended December 31, 2023. For unearned event income as of January 1, 2023, $5.7 million was recognized as revenue during the year ended December 31, 2023.

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

(g)  Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. For the years ended December 31, 2023 and 2022, the Company paid approximately $4.3 million and $9.3 million, respectively, for carriage initiation. The weighted-average amortization period for launch support was approximately 8.1 years as of December 31, 2023 and 2022. The remaining weighted-average amortization period for launch support was 2.9 years and 3.8 years as of December 31, 2023 and 2022. Amortization is recorded as a reduction to revenue. For the years ended December 31, 2023 and 2022, launch support asset amortization was approximately $5.0 million and $4.4 million, respectively. Launch assets are included in other intangible assets, net on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

The gross value and accumulated amortization of the launch assets is as follows:

	As of December 31,
	2023	2022

	(In thousands)
Launch assets	$27,764	$27,764
Less: accumulated amortization	(14,084)	(9,104)
Launch assets, net	$13,680	$18,660

Future estimated launch support amortization related to launch assets for years 2024 through 2028 and thereafter is as follows:

(In thousands)
2024	$4,980
2025	4,980
2026	3,409
2027	237
2028	68
Thereafter	6

(h)  Barter Transactions

In a barter transaction, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. Barter transaction revenues were approximately $3.2 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively. Barter transaction costs reflected in programming and technical expenses were approximately $1.7 million and approximately $1.3 million, respectively for the years ended December 31, 2023 and 2022. Barter transaction costs reflected in selling, general and administrative expenses were approximately $1.5 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.

(i)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the years ended December 31, 2023 and 2022, were approximately $27.1 million and $31.3 million, respectively.

(j)  Income Taxes

The Company recognizes income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized into income in the period of enactment. Deferred income tax expense or benefits are based upon the changes in the net deferred tax asset or liability from period to period.

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

The Company records uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included in other current liabilities on the consolidated balance sheets.

(k)  Stock-Based Compensation

The Company recognizes stock-based compensation cost for stock options based on the award’s fair value at the grant date as calculated by the Black-Scholes valuation option-pricing model (“BSM”). The Company recognizes expense ratably over the requisite service period. The BSM incorporates various subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted and interest rates. The Company measures compensation expense for restricted stock grants based on the fair value on the date of grant. The Company recognizes compensation expense for restricted stock grants ratably during the vesting period. The Company accounts for forfeitures as they occur. The fair value measurement objective for liabilities incurred in a share-based payment transaction is the same as for equity instruments. Awards classified as liabilities are subsequently remeasured to their fair values at the end of each reporting period until the liability is settled.

(l)  Segment Reporting and Major Customers

The Company has determined it has four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. These four segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the related activities and operations of the Company’s syndicated shows. The digital segment includes the results of the Company’s online business, including the operations of Interactive One, as well as the digital components of the Company’s other reportable segments. The cable television segment consists of the Company’s cable TV operation, including results of operations of TV One and CLEO TV. Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.”

No single customer accounted for over 10% of the Company’s consolidated net revenues during either of the years ended December 31, 2023 or 2022.

(m)  Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Years Ended December 31,
	2023	2022
Numerator:
Net income attributable to Class A, Class B, Class C and Class D stockholders	$2,050	$34,343
Denominator:
Denominator for basic net income per share - weighted average outstanding shares	47,645,678	48,928,063
Effect of dilutive securities:
Stock options and restricted stock	2,598,132	3,246,274
Denominator for diluted net income per share - weighted-average outstanding shares	50,243,810	52,174,337

Net income attributable to Class A, Class B, Class C and Class D stockholders per share – basic	$0.04	$0.70
Net income attributable to Class A, Class B, Class C and Class D stockholders per share – diluted	$0.04	$0.66

There were no material potentially antidilutive securities excluded from the computation of diluted EPS for the years ended December 31, 2023 and 2022.

(n)  Fair Value Measurements

The Company reports the financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

As of December 31, 2023 and 2022, respectively, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of December 31, 2023
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$22,970	$—	$—	$22,970

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$16,520	$—	$—	$16,520

Assets subject to fair value measurement:
Cash equivalents - money market funds (d)	$193,769	$193,769	$—	$—

As of December 31, 2022
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$25,741	$—	$—	$25,741

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$25,298	$—	$—	$25,298

Assets subject to fair value measurement:
Available-for-sale securities (c)	$136,826	$—	$—	$136,826
Cash equivalents - money market funds (d)	39,798	39,798	—	—
Total	$176,624	$39,798	$—	$136,826
(a)	Pursuant to an employment agreement, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. Please refer to Note 16 – Subsequent Events of the Company’s consolidated financial statements for more details.
(b)	The redeemable noncontrolling interests in Reach Media are measured at fair value using a discounted cash flow methodology as of December 31, 2022. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, and discount rate. As of December 31, 2023 the fair value is measured using an exit price methodology. Significant inputs to the exit price analysis include revenue growth rates, future operating profit margins, discount rate and an exit multiple.
(c)	During the three months ended June 30, 2023, the Company completed the sale of its MGM Investment. The investment in MGM National Harbor was preferred stock that had a non-transferable put right and is classified as an available-for-sale debt security. The investment was initially measured at fair value using a dividend discount model. Significant inputs to the dividend discount model included revenue growth rates, discount rate and a terminal growth rate. At December 31, 2022, the investment’s fair value was measured using a contractual valuation approach. This method relied on a contractually agreed upon formula established between the Company and MGM National Harbor as defined in the Second Amended and Restated Operating Agreement of MGM National Harbor, LLC (“the Agreement”) rather than market-based inputs or traditional valuation methods. As defined in the Agreement, the calculation of the put was based on operating results, Enterprise Value and the Put Price Multiple. The inputs used in this measurement technique were specific to the entity, MGM National Harbor, and there are no current observable prices for investments in private companies that are comparable to MGM National Harbor. The inputs used to measure the fair value of this security were classified as Level 3 within the fair value hierarchy. Throughout the periods from the fourth quarter of 2020 up until the third quarter of 2022, the Company relied on the dividend discount model for valuation purposes based on the facts, circumstances, and information available at the time. During the fourth quarter of 2022, the Company adopted the contractual valuation method described above as it believes it more closely approximates the fair value of the investment at that time.
(d)	The Company measures and reports its cash equivalents that are invested in money market funds and valued based on quoted market prices which approximate cost due to their short-term maturities.

There were no transfers in or out of Level 1, 2, or 3 during the years ended December 31, 2023 and 2022. The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022:

	Employment	Redeemable	Available-
	Agreement	Noncontrolling	for-Sale
	Award	Interests	Securities

Balance at December 31, 2021	$28,193	$18,655	$112,600
Net income attributable to redeemable noncontrolling interests	—	2,626	—
Dividends paid to redeemable noncontrolling interests	—	(1,599)	—
Distribution	(4,039)	—	—
Change in fair value included within other comprehensive income	—	—	24,226
Change in fair value (*)	1,587	5,616	—
Balance at December 31, 2022	$25,741	$25,298	$136,826
Net income attributable to redeemable noncontrolling interests	—	2,530	—
Dividends paid to redeemable noncontrolling interests	—	(4,401)	—
Distribution	(2,940)	—	—
Sale of available-for-sale securities	—	—	(136,826)
Change in fair value (*)	169	(6,907)	—
Balance at December 31, 2023	$22,970	$16,520	$—

(*) Amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date.

Changes in the fair value of the Employment Agreement Award were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the years ended December 31, 2023 and 2022.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

As of	As of
December 31,	December 31,
2023	2022
Significant
Unobservable	Significant Unobservable
Level 3 liabilities	Valuation Technique	Inputs	Input Value
Employment Agreement Award	Discounted cash flow	Discount rate	10.0%	10.5%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	35.0% - 42.3%	33.7% - 46.6%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(2.1)% - 2.5%	(4.1)% - 4.2%
Employment Agreement Award	Market Approach	Average recurring EBITDA multiple	6.3 - 6.5	x	6.6	x
Redeemable noncontrolling interests	Discounted cash flow	Discount rate	12.5%	11.5%
Redeemable noncontrolling interests	Discounted cash flow	Operating profit margin range	24.5% - 31.9%	25.8% - 29.8%
Redeemable noncontrolling interests	Discounted cash flow	Revenue growth rate range	1.2% - 16.5%	0.2% - 32.2%
Redeemable noncontrolling interests	Discounted cash flow	Exit Multiple	4.0	x	N/A

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

As of December 31, 2023, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $216.6 million and $375.3 million, respectively. For the year ended December 31, 2023, the Company recorded impairment charges of approximately $129.3 million associated with certain radio broadcasting licenses.

(o)  Software and Web Development Costs

The Company capitalizes direct internal and external costs incurred to develop internal-use computer software during the application development stage. Internal-use software is amortized under the straight-line method using an estimated life of three years.

(p)  Redeemable Noncontrolling Interests

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

(q)  Investments

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

The investment entitled the Company to an annual cash distribution based on net gaming revenue. As the Company exercised its Put Interest in March 2023, the Company did not have any distribution income for the year ended December 31, 2023. The Company recognized approximately $8.8 million in distribution income, which is included in other income, net on the consolidated statements of operations for the year ended December 31, 2022.

The amortized cost, estimated fair value, and gains and losses on the debt security classified as available-for-sale as of December 31, 2023 and 2022 are summarized as follows:

	Amortized	Gross	Gross	Gross
	Cost	Unrealized	Unrealized	Realized	Fair
	Basis	Gains	Losses	Gains	Value

	(In thousands)
December 31, 2023
MGM Investment	$—	$—	$—	$96,826	$—

December 31, 2022
MGM Investment	$40,000	$104,326	$(7,500)	$—	$136,826

RVA Entertainment Holding

In 2021, the Company and Peninsula Pacific Entertainment (succeeded by Churchill Downs Incorporated (“CDI”) on November 1, 2022) formed a joint venture, RVAEH, to develop and operate a casino resort in Richmond. At the time, the Company owned 75% of the joint venture and met the requirements to consolidate the joint venture under the VIE method as the Company had control to direct the activities of RVAEH and the obligation to absorb losses and the right to receive benefits that could potentially be significant to RVAEH. The investment included a put right allowing the noncontrolling interest holder the option to require the Company to purchase all shares of the noncontrolling interest holder starting 10 years after reaching a certain milestone. Therefore, the put rights were required to be presented as mezzanine equity and were recorded at cost, adjusted for the noncontrolling interests in the net loss of RVAEH. When the redemption or carrying value is less than the recorded redemption value, the Company adjusts the redeemable noncontrolling interests to equal the redemption value with changes recognized as an adjustment to retained earnings, or in the absence of retained earnings, additional paid-in-capital. Any such adjustment, when necessary, will be performed as of the applicable balance sheet date. RVAEH’s redeemable noncontrolling interests on the Company’s consolidated balance sheet as of December 31, 2022 were $6.6 million.

On February 14, 2023, CDI purchased 25% of the Company’s investment in RVAEH for $6.6 million, bringing both the Company’s and CDI’s ownership interests to 50%. On this date, the Company’s share of voting power and its share of board rights was reduced, causing the Company to no longer be the primary beneficiary of RVAEH, and therefore no longer meeting the requirements for consolidation. The Company deconsolidated RVAEH’s assets, liabilities, and redeemable noncontrolling interest, and, using CDI’s cash payment for 25% of RVAEH to calculate the fair value of the joint venture, recognized a $0.2 million loss in other income, net on the consolidated statements of operations. At this point, the Company began accounting for its interest in the joint venture using the equity method. Under the equity method, the initial investment is recorded at cost and subsequently adjusted for the Company’s proportionate share of net income or losses, cash contributions made and distributions received, and other adjustments, as appropriate. During the year ended December 31, 2023, the Company received $13.0 million in cash, which was released from escrow. As of December 31, 2023, the carrying amount of the Company’s investment in unconsolidated joint ventures on the consolidated balance sheet was $0.0 million. Additionally, the Company is committed to fund $0.2 million related to losses that exceeded the carrying value of the investment and is included in other current liabilities on the consolidated balance sheet. The Company’s proportionate share of net loss is included in loss from unconsolidated joint venture on the consolidated statements of operations.

(r) Content Assets

The Company’s cable television segment has entered into contracts to license entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to five years. Contract payments are typically made in quarterly installments over the terms of the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins, and the program is available for its first airing. The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). For programming that is predominantly monetized as part of a content group, such as the Company’s commissioned programs, capitalized costs are amortized based on an estimate of the Company’s usage and benefit from such programming. The estimates require management’s judgment and include consideration of factors such as expected revenues to be derived from the programming, the expected number of future airings, among other factors. The Company’s acquired programs’ capitalized costs are amortized based on projected usage, generally resulting in an amortization pattern that is the greater of straight-line or projected usage.

The Company utilizes judgment and prepares analyses to determine the amortization patterns of the Company’s content assets. Key assumptions include the categorization of content based on shared characteristics and the use of a quantitative model to predict revenue. For each grouping of assets with similar characteristics, which the Company defines as genre, this model takes into account projected viewership which is based on (i) estimated household universe; (ii) ratings; and (iii) expected number of airings across different broadcast time slots.

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

Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company evaluates the fair value of content at the film group level by considering expected future revenue generation using a cash flow analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the significant estimates and judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. The Company determined there were no impairment indicators during the years ended December 31, 2023 and 2022. Impairment and amortization of content assets are recorded in the consolidated statements of operations as programming and technical expenses. All commissioned and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year which is classified as a current asset.

Tax incentives offered by state governments are measured based on production activities and are recorded as a reduction to capitalized production costs.

(s) Impact of Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13. ASU 2016-13 is intended to provide financial statement users with more decision useful information about the expected credit losses on financial instruments and other commitments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”: Effective Dates which deferred the effective date of credit loss standard ASU 2016-13 by two years for smaller reporting companies and permits early adoption. ASU 2016-13 became effective for the Company beginning January 1, 2023.

The Company adopted ASU 2016-13 during the first quarter of 2023 using a modified retrospective transition method, which requires a cumulative-effect adjustment to the opening retained earnings in the consolidated balance sheet to be recognized on the date of adoption without restating prior years. The cumulative-effect adjustment on January 1, 2023 was $0.6 million.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” to provide optional relief from applying GAAP to contract modifications, hedging relationships, and other transactions affected by the anticipated transition away from LIBOR. As a result of the reference rate reform initiative, certain widely used rates such as LIBOR are expected to be discontinued. The Company holds the ABL Facility, which now bears interest based on the SOFR rate, having formerly been subject to the LIBOR rate. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of the temporary relief in Topic 848 to December 31, 2024. The guidance became effective upon issuance. The adoption of ASU 2022-06 did not have an impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606), rather than adjust them to fair value at the acquisition date. The guidance is effective for the Company beginning January 1, 2023 and applies to acquisitions occurring after the effective date. The new guidance had no impact to the consolidated financial statements during the year ended December 31, 2023.

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company expects this ASU to only impact the disclosures with no impacts to the results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact the disclosures with no impacts to the results of operations, cash flows and financial condition.

(t) Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise, and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach Media and the Foundation automatically renews annually. The agreement may be terminated by: mutual agreement; by one of the parties should its financial requirements not be met; or if a party is in breach by the non-breaching party, which shall have the right, but not the obligation, to terminate unilaterally. The Foundation owed Reach Media approximately $1.0 million and $2.3 million as of December 31, 2023 and 2022, respectively.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of December 31, 2023 and 2022.

Fantastic Voyage 2023 took place during the second quarter of 2023. For the year ended December 31, 2023, Reach Media's revenues, expenses, and operating income for the Fantastic Voyage were approximately $9.7 million, $8.0 million, and $1.75 million, respectively. The Fantastic Voyage was not operated in 2022.

Alfred C. Liggins, President and Chief Executive Officer, (“CEO”) of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. The company incurred expenses of approximately $3.2 million and $3.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company owed BMI approximately $0.3 million and $1.5 million, respectively. Please refer to Note 16 – Subsequent Events of the Company’s consolidated financial statements for more details.

As of December 31, 2023 and 2022, the Company had a receivable from its CEO in the amount of $0.2 million and $0.2 million, respectively, as reimbursement for payments made for various perquisites and other personal benefits, including payments for taxes for past financial services and administrative support.  The full amount of this receivable will be offset against the CEO’s bonus and/or directly reimbursed to the Company by the CEO.

(u) Leases

The Company determines whether a contract is, or contains, a lease at inception. In determining whether a contract is or contains a lease, the Company considers all relevant facts and circumstances, including whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The determination involves judgment with respect to whether the Company has the right to obtain substantially all of the economic benefits from the use of the identified asset and whether the Company has the right to direct the use of the identified asset.

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

Lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. Many of the Company’s leases provide options to extend the terms of the agreements. Generally, renewal periods are excluded when calculating the lease liabilities as the Company does not consider exercise of such options to be reasonably certain. When exercise of a renewal option is reasonably assured, the optional terms and related payments are included within lease liability calculation. The implicit rate within the Company’s lease agreements is generally not determinable and as such, the Company’s collateralized incremental borrowing rate is used.

Certain of the Company’s operating lease agreements include variable lease payments that are adjusted periodically based on an index and a rate, such as the Consumer Price Index or a market rental rate. The Company recognizes the effect of the payment changes as part of variable lease cost in the appropriate period which is accounted for separately from periodic straight-line lease expense.

For leases with an initial term of twelve months or less, the Company elected the exemption from recording ROU assets and lease liabilities and recognizes lease payments on a straight-line basis over the lease term. The Company has elected to combine lease and non-lease components for the purpose of calculating ROU assets and lease liabilities, to the extent that the non-lease components are fixed.

The Company’s operating leases are for office space, studio space, broadcast towers, and transmitter facilities that expire over the next forty-nine years.

The following table sets forth the components of lease expense and the weighted average remaining lease term and the weighted average discount rate for the Company’s leases:

	Years Ended December 31,
	2023		2022

	(Dollars In thousands)
Operating lease cost (cost resulting from lease payments)	$12,738		$12,822
Variable lease cost (cost excluded from lease payments)	127		40
Total lease cost	$12,865		$12,862

Operating lease - operating cash flows (fixed payments)	$13,761		$13,978
Operating lease - operating cash flows (liability reduction)	$10,362		$9,935

Weighted average lease term - operating leases	5.94	years	4.85	years
Weighted average discount rate - operating leases	11.66%		11.00%

As of December 31, 2023, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(In thousands)
2024	$13,767
2025	7,658
2026	5,674
2027	4,148
2028	3,114
Thereafter	14,726
Total future lease payments	49,087
Less: imputed interest	(16,062)
Total future lease payments	$33,025

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

As part of the Federal Communication Commission (“FCC”) approval of and the closing conditions of the CMG Acquisition, the Company was required to divest KTHT-FM. On June 7, 2023, the Company entered into a definitive asset purchase agreement with Educational Media Foundation (“EMF”) to sell KTHT-FM, and all its assets, for $3.1 million (“the KTHT Divestiture”). Immediately prior to the closing of the CMG Acquisition on August 1, 2023, the KTHT-FM assets were transferred directly into an irrevocable trust until the sale to EMF was finalized. On November 1, 2023, after the approval by the FCC, the KTHT Divestiture was completed.

The Company accounted for the CMG Acquisition as an acquisition of assets and, as such, allocated the purchase price, including transaction costs directly related to the asset acquisition, to the assets acquired and liabilities assumed based on their relative fair values with no goodwill recognized. The Company’s allocation of the purchase price to the assets acquired in the CMG Acquisition, exclusive of those amounts allocated to KTHT-FM, consisted of approximately $23.4 million to radio broadcasting licenses, $0.3 million to towers and antennas, $0.5 million to transmitters, $0.1 million to studios, approximately $0.1 million to fixed assets.

To determine the fair value of the FCC licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the FCC license).

In anticipation of the FCC divestiture requirement and the CMG Acquisition, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the radio broadcasting segment to an unrelated third party for approximately $7.5 million. The identified assets and liabilities of KROI-FM had a combined carrying value of approximately $9.9 million and $2.4 million, respectively. The major category of the assets included radio broadcasting licenses in the amount of approximately $7.3 million (net of impairment of approximately $16.8 million included in impairment of goodwill, intangible assets, and long-lived assets, on the consolidated statement of operations). On August 1, 2023, immediately prior to the closing of the CMG Acquisition, the identified assets and liabilities were transferred to an irrevocable trust and removed from the Company’s consolidated balance sheet as part of customary closing terms. The identified assets and liabilities will remain in the trust until the transaction is complete, which is anticipated to occur in 2024.

As the identified assets and liabilities of KROI-FM were held in an irrevocable trust and the divestiture had not been completed as of December 31, 2023, the Company has recorded a right to receive payment from KROI-FM’s acquirer as a receivable of $5.6 million within other current assets in the consolidated balance sheet as of December 31, 2023.

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

The Company accounted for the Emmis transaction as a business combination. The Company’s purchase accounting to reflect the fair value of assets acquired and liabilities assumed in the Emmis transaction consisted of approximately $23.6 million to radio broadcasting licenses, $0.2 million to towers and antennas, $0.3 million to transmitters, $0.2 million to studios, $0.1 million to fixed assets, $0.1 million to acquired advertising contracts, $0.4 million to goodwill, and $1.2 million to right of use assets and operating lease liabilities. The purchase price allocation was finalized during fiscal year 2022, and no significant changes were recorded from the original estimation.

Unaudited Pro Forma Information

The table below sets forth unaudited pro forma results of operations, assuming that the Emmis acquisition occurred on January 1, 2022:

Year Ended
December 31, 2022

Net revenue	$496,613
Operating income	91,767
Net income	37,902

This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other accounting adjustments, and is not indicative of what the results would have been had the Company operated the stations acquired in the Emmis transaction for the period presented because the pro forma results do not reflect expected synergies. The pro forma adjustments primarily reflect depreciation expense and amortization of tangible and intangible assets related to the fair value adjustments of the assets acquired. The pro forma adjustments are based on available information and assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis.

5. PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2023	2022	Useful Lives

	(In thousands)
Land and improvements	$3,375	$4,628	—
Buildings	3,243	3,299	31 years
Transmitters and towers	17,212	45,733	7‑15 years
Equipment	10,204	67,025	3‑7 years
Furniture and fixtures	897	9,357	6 years
Software and web development	5,629	32,565	3 years
Leasehold improvements	9,841	25,231	Lesser of useful life or lease term
Construction-in-progress	14	153	—
	50,415	187,991
Less: accumulated depreciation	(21,754)	(159,733)
Property and equipment, net	$28,661	$28,258

Depreciation expense for the years ended December 31, 2023, and 2022 was approximately $6.0 million and $6.4 million, respectively. Repairs and maintenance costs are expensed as incurred.

6. GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Assessment

In accordance with ASC 350, the Company does not amortize its radio broadcasting licenses or goodwill. Instead, the Company performs a test for impairment annually across all reporting units and radio broadcasting licenses, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. For broadcasting licenses, the combined broadcasting licenses in each of the 13 radio markets represent a unit of accounting. For goodwill, the Company’s individual radio markets within the radio broadcasting segment and each of the other three business segments represent a reporting unit. Other intangible assets, except for unamortized brand names, continue to be amortized on a straight-line basis over their useful lives. The Company evaluates amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value.

The Company performs an annual impairment assessment as of October 1 of each year. The Company identified interim triggering events during the current year which led to performing impairment assessments including the most recent interim impairment test performed as of December 31, 2023.

For the years ended December 31, 2023 and 2022, the Company recorded impairment losses against radio broadcasting licenses and goodwill collectively, of approximately $129.3 million and $40.7 million, respectively, which are included within the impairment of goodwill, intangible assets, and long-lived assets in the consolidated statements of operations.

Broadcasting Licenses

The Company’s total broadcasting licenses carrying value is approximately $375.3 million as of December 31, 2023.

The table below presents the changes in the Company’s radio broadcasting licenses during 2023 and 2022:

Total
(In thousands)
Balance at January 1, 2022	$501,420
Acquisitions	23,642
Disposals	(3,200)
Impairment charges	(33,443)
Balance at December 31, 2022	$488,419
Acquisitions	23,431
Disposals	(7,276)
Impairment charges	(129,278)
Balance at December 31, 2023	$375,296

The Company’s licenses expire at various dates through August 1, 2030. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years. The FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, the Company’s licenses have been renewed for a full eight-year terms without any conditions or sanctions; however, there can be no assurance that the licenses of each of the Company’s stations will be renewed for a full term without conditions or sanctions.

During the three months ended March 31, 2023, the Company recognized an impairment loss of $16.8 million associated with the sale of the KROI-FM radio broadcasting license as discussed in Note 4 – Acquisitions and Dispositions of the Company’s consolidated financial statements.

During the three months ended June 30, 2023, the Company performed an interim quantitative impairment assessment for broadcasting licenses in eight radio markets and recognized an impairment loss of approximately $22.1 million associated with broadcasting licenses in five radio markets. The primary factor leading to the impairments was a decline in the projected gross market revenues.

During the three months ended September 30, 2023, the Company performed an interim quantitative impairment assessment for broadcasting licenses in all radio markets and recognized an impairment loss of approximately $85.4 million associated with broadcasting licenses in 10 radio markets. The primary factor leading to the impairments was a decline in the projected gross market revenues and an increase in the discount rate.

As of October 1, 2023, the Company performed a quantitative assessment for broadcasting licenses in all radio markets as part of the annual impairment assessment, resulting in no impairment losses.

During the three months ended December 31, 2023, the Company performed an interim quantitative assessment for broadcasting licenses in all radio markets and recognized an impairment loss of approximately $5.0 million associated with broadcasting licenses in three radio markets. The primary factor leading to the impairments was a decline in the projected gross market revenues and margins.

When evaluating the Company’s radio broadcasting licenses for impairment, the assessment is done at the unit of accounting level. In the Company’s case, each unit of accounting is a cluster of radio stations in one of the Company’s geographical markets. Broadcasting license fair values are based on the discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market.

The Company’s methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach for estimating the broadcasting license fair values for the annual impairment assessment performed and interim impairment assessment where an impairment charge was recorded as a result of quantitative assessments since January 1, 2022.

Radio Broadcasting	December 31,	October 1,	September 30,	June 30,	March 31,		October 1,	September 30,	June 30,
Licenses	2023	2023	2023	2023 (a)	2023		2022	2022 (a)	2022 (a)

Impairment charge (in millions)	$5.0	$—	$85.4	$22.1	$16.8	(*)	$7.4	$15.5	$10.6 (*)

Discount rate	9.5 – 10.0%	10.0%	10.0%	9.5%	(**)		9.5%	9.5%	9.5%
Revenue growth rate range	(2.3) % – 0.8%	(1.7) % – 0.0%	(1.7) % – 0.0%	0.3% – 1.4%	(**)		0.0% – 1.7%	0.3% – 1.6%	0.7% – 2.4%
Terminal growth rate range	(0.5)%	(0.5)%	(0.5)%	0.3% – 0.8%	(**)		0.3% – 0.8%	0.3% – 0.8%	0.7% – 1.0%
Mature market share range	5.2% – 30.0%	5.3% – 29.5%	5.3% – 29.5%	0.9% – 28.8%	(**)		6.8% – 27.6%	6.8% – 27.6%	6.9% – 25.6%
Operating profit margin range	17.0% – 31.9%	17.0% – 33.5%	17.0% – 33.5%	18.8% – 34.6%	(**)		27.2% – 34.6%	28.3% – 36.1%	28.3% – 36.1%

(a) Key assumptions presented on the table for these periods relate to certain markets that were quantitatively assessed as part of the interim impairment assessments.

(*) Includes an impairment charge whereby the license fair value is based on estimated asset sale consideration.

(**) As fair value is based on estimated asset sale consideration, key assumptions under the income approach are not applicable.

If actual market conditions are less favorable than those estimated by the Company or if events occur or circumstances change that would reduce the fair value of the Company’s broadcast licenses below the carrying value, the Company may be required to recognize additional impairment charges in future periods. Such a charge could have a material effect on the Company’s consolidated financial statements. The Company will continue to monitor potential triggering events and perform the appropriate analysis when deemed necessary.

Goodwill

The Company’s total goodwill carrying value is approximately $216.6 million as of December 31, 2023. The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments during 2023 and 2022:

	Radio	Reach		Cable
	Broadcasting	Media	Digital	Television
	Segment	Segment	Segment	Segment	Total

	(In thousands)
As of December 31, 2021
Gross goodwill	$154,530	$30,468	$27,567	$165,044	$377,609
Accumulated impairment losses	(117,748)	(16,114)	(20,345)	—	(154,207)
Net goodwill at December 31, 2021	$36,782	$14,354	$7,222	$165,044	$223,402

Additions	437	—	—	—	437
Impairments	(7,240)	—	—	—	(7,240)

As of December 31, 2022
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	—	(161,447)
Net goodwill at December 31, 2022	$29,979	$14,354	$7,222	$165,044	$216,599

Additions	—	—	—	—	—
Impairments	—	—	—	—	—

As of December 31, 2023
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	—	(161,447)
Net goodwill at December 31, 2023	$29,979	$14,354	$7,222	$165,044	$216,599

The Company performed an annual impairment assessment as of October 1, 2023 for all reporting units and an interim impairment assessment as of December 31, 2023 for certain of its reporting units to determine whether they were impaired. The key assumptions used in the discounted cash flow analysis for goodwill include revenue and projected revenue growth rates by market, operating profit margins, terminal growth rate, and discount rate. Based on the assessments, there was no impairment in goodwill for the year ended December 31, 2023.

During the three months ended June 30, 2022, the Company recognized an impairment loss of approximately $4.3 million associated with goodwill in the Atlanta reporting unit. During the three months ended December 31, 2022, the

Company recognized an impairment loss of approximately $2.9 million associated with goodwill in the Philadelphia reporting unit.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill, radio broadcasting licenses and the unamortized brand name, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

								Remaining
								Weighted-
								Average
	As of December 31,						Period of	Period of
	2023			2022			Amortization	Amortization

	(In thousands)
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trade names	$68	$(62)	$6	$17,431	$(17,418)	$13	1‑5 Years	0.9 Years
Intellectual property	6,503	(6,503)	—	6,878	(6,878)	—	4‑10 Years	0.0 Years
Advertiser agreements	47,687	(47,687)	—	46,669	(45,728)	941	1‑12 Years	0.0 Years
Brand names	4,159	(3,637)	522	4,413	(3,732)	681	10 Years	3.8 Years
Brand names - unamortized	39,690	—	39,690	39,690	—	39,690	Indefinite	—
Launch assets, net of current portion	22,798	(14,091)	8,707	22,791	(9,104)	13,687	Contract length	2.9 Years
Other intangibles	234	(55)	179	849	(668)	181	1‑15 Years	6.6 Years
Total other intangible assets	$121,139	$(72,035)	$49,104	$138,721	$(83,528)	$55,193		3.5 Years

Amortization expense of intangible assets for each of the years ended December 31, 2023 and 2022 was approximately $1.1 million and $3.7 million, respectively.

The following table presents the Company’s estimate of amortization expense for the years 2024 through 2028 for intangible assets as of December 31, 2023:

(In thousands)
2024	$281
2025	139
2026	135
2027	80
2028	48

The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expense may vary as a result of future acquisitions and dispositions.

7. CONTENT ASSETS:

The gross cost and accumulated amortization of content assets is as follows:

	As of December 31,		Period of
	2023	2022	Amortization

	(In thousands)
Produced content assets:
Completed	$132,273	$122,660
In-production	11,726	23,300
Licensed content assets acquired:
Acquired	35,520	55,751
Content assets, at cost	179,519	201,711	1‑5 Years
Less: accumulated amortization	(67,323)	(81,330)
Content assets, net	112,196	120,381
Less: current portion	(29,748)	(34,003)
Noncurrent portion	$82,448	$86,378

The aggregate amortization expense for produced content assets for the years ended December 31, 2023 and 2022 is $32.6 million and $26.3 million, respectively. The aggregate amortization expense for acquired content assets for the years ended December 31, 2023 and 2022 is $17.5 million and $17.2 million, respectively. The aggregate amortization expense for content assets for the years ended December 31, 2023 and 2022 is approximately $50.1 million and $43.5 million, respectively. Amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses.

Future estimated content amortization expense as of December 31, 2023, for years 2024 through 2026 is as follows:

	Produced	Acquired	Total
	(In thousands)
2024	$19,523	$10,225	$29,748
2025	13,710	4,571	18,281
2026	9,977	1,359	11,336

Future estimated content amortization expense is not included for in-production content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2023, are as follows:

(In thousands)
2024	$22,389
2025	2,643
2026	759

8. OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2023	2022

	(In thousands)
Customer advances and unearned income	$4,851	$6,123
Unearned event income	4,864	5,708
Reserve for audience deficiency	12,779	9,629
Professional fee accrual	1,658	1,905
Operating expense accruals	5,090	1,210
Accrued unvested stock compensation	4,650	3,315
Employment agreement award	3,685	5,992
Launch liability	1,750	2,500
Deferred barter revenue	1,848	1,635
Accrued national representative fees	683	947
Income taxes payable	845	37
Other	128	681
	$42,831	$39,682

9. EMPLOYMENT AGREEMENT AWARD:

The Company accounts for an award provided in the CEO’s employment agreement (the “Employment Agreement Award”) at fair value. The Company estimated the fair value of the award at December 31, 2023 and 2022, to be approximately $23.0 million and $25.7 million, respectively, and accordingly adjusted its liability to this amount. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The expense associated with the Employment Agreement Award was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses and was approximately $0.2 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

The Company’s obligation to pay the Employment Agreement Award was triggered after the Company recovered the aggregate amount of its capital contribution in TV One and is payable only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s aggregate investment in TV One. The CEO was fully vested in the award upon execution of the employment agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause.

10. LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,	December 31,
	2023	2022

	(In thousands)
7.375% Senior Secured Notes due February 2028	$725,000	$750,000
Total debt	725,000	750,000
Less: current portion of long-term debt	—	—
Less: original issue discount and issuance costs	8,754	11,000
Long-term debt, net	$716,246	$739,000

2028 Notes

In January 2021, the Company issued notes (the “2028 Notes”) at an issue price of 100% in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028 and interest on the 2028 Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 7.375% per annum.

The 2028 Notes and the guarantees are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by substantially all of the Company’s and the Guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure the Company’s asset-backed revolving credit facility on a first priority basis (the “ABL Priority Collateral”)), including the capital stock of each guarantor (collectively, the “Notes Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral. The 2028 Notes require the Company to file quarterly and annual reports with the SEC within a specified time period after the Company’s filing deadlines. However, failure to comply does not constitute an event of default unless the Company does not comply within 120 days after receiving written notice from the Trustee.  The Company has not received any such notice.

The associated debt issuance costs in the amount of approximately $15.4 million are reflected as an adjustment to the carrying amount of the debt obligations and amortized to interest expense over the term of the credit facility using the effective interest rate method. The amortization of deferred financing costs is charged to interest expense for all periods presented.

The amount of deferred financing costs included in interest expense for all instruments, for the years ended December 31, 2023 and 2022, was approximately $2.1 million and $2.0 million, respectively. The Company’s effective interest rate was 7.62% for 2023 and was 7.84% for 2022.

On December 6, 2022, the Board of Directors authorized and approved a note repurchase program for up to $25.0 million of the currently outstanding 2028 Notes.

During the year ended December 31, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million during the year ended December 31, 2023.

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

Asset-Backed Credit Facilities

On February 19, 2021, the Company closed on its asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of December 31, 2023 and 2022, there is no balance outstanding on the Current ABL Facility.

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

All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company is in compliance as of December 31, 2023.

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

Between June 5, 2023 and November 9, 2023, the Company entered into four more waiver and amendments related to the Company’s failure to timely deliver both the annual financial deliverables for the Fiscal Year ended December 31, 2022 and quarterly financial deliverables for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 as required under the Current ABL Facility, dated as of February 19, 2021. On November 9, 2023, the Company entered into a fifth waiver and amendment (the “Fifth Waiver and Amendment”) to the Current ABL Facility, dated as of February 19, 2021. The Fifth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver the delayed reports. The Fifth Waiver and Amendment set a due date of November 30, 2023 for the quarterly financial deliverables for the quarters ended March 31, 2023 and June 30, 2023 and a due date of December 31, 2023 for the quarterly financial deliverables for the three months ended September 30, 2023. See Note 16 – Subsequent Events of the Company’s consolidated financial statements for further background on the Sixth Waiver and Amendment and the Seventh Waiver and Amendment, each executed after the year ended December 31, 2023.

The Current ABL Facility matures on the earlier to occur of (a) the date that is five years from the effective date of the Current ABL Facility, and (b) 91 days prior to the maturity of the Company’s 2028 Notes.

The Current ABL Facility is subject to the terms of the Revolver Intercreditor Agreement (as defined in the Current ABL Facility) by and among the Administrative Agent and Wilmington Trust, National Association.

Letter of Credit Facility

The Company has a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of December 31, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of December 31, 2023, were as follows:

7.375% Senior
Secured Notes due
February 2028
(In thousands)
2024	$—
2025	—
2026	—
2027	—
2028	725,000
2029 and thereafter	—
Total debt	$725,000

11. INCOME TAXES:

A reconciliation of the statutory federal income taxes to the recorded provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2023	2022

	(In thousands)
Statutory federal tax expense	$2,627	$11,145
Effect of state taxes, net of federal benefit	1,134	3,308
Effect of state rate and tax law changes	79	629
Impairment of goodwill, intangible assets, and long-lived intangible assets	—	908
Non-deductible officer’s compensation	1,738	1,871
Interest carryforward adjustment	771	—
PPP loan income forgiveness	—	(1,591)
Change in valuation allowance	1,443	(234)
Internal revenue code ("IRC") Section 382 adjustments	(404)	(334)
Net operating loss ("NOL") expirations	203	268
Uncertain tax positions	(77)	(495)
Other	430	943
Provision for income taxes	$7,944	$16,418

The statutory federal tax rate used for the years ended December 31, 2023 and 2022 is 21.0%. Major components of the effective tax rate for the years ended December 31, 2023 and 2022 are related to net operating loss limitations, net operating loss expirations, interest carryforwards, impairments of goodwill, intangible assets, and long-lived assets, limitation of officer's compensation under IRC Section 162(m), uncertain tax positions, state income taxes, and non-taxable PPP loan income forgiveness for the year ended December 31, 2022.

The components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended
	December 31,
	2023	2022

	(In thousands)
Federal:
Current	$—	$—
Deferred	3,952	12,572
State:
Current	2,796	1,844
Deferred	1,196	2,002
Provision for income taxes	$7,944	$16,418

Deferred Income Taxes

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is not more likely than not that the Company will realize some portion or all of the deferred tax assets. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022

	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$2,084	$2,149
Accruals	2,722	304
Fixed assets	—	493
Stock-based compensation	615	521
Net operating loss carryforwards	57,428	89,377
Lease liability	8,084	8,901
Interest expense carryforward	21,977	23,788
Total deferred tax assets	92,910	125,533
Valuation allowance for deferred tax assets	(1,473)	(30)
Total deferred tax asset, net of valuation allowance	91,437	125,503

Deferred tax liabilities:
Intangible assets	(102,233)	(129,026)
Available-for-sale securities	—	(23,779)
Fixed assets	(873)	—
Right of use asset	(7,748)	(8,123)
Partnership interests	(283)	(2,412)
Deferred financing costs	(734)	(958)
Uncertain tax positions	(397)	(444)
Other	(107)	(150)
Total deferred tax liabilities	(112,375)	(164,892)
Net deferred tax liability	$(20,938)	$(39,389)

As of December 31, 2023, the Company had pre-tax federal and state NOL carryforward amounts of approximately $386.7 million and $285.4 million, respectively. Certain of the federal and state NOLs are subject to annual limitations under Internal Revenue Code Section 382. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. The Company continues to assess potential tax strategies, which if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If the Company concludes that it is more likely than not that the Company will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. However, if these potential tax strategies do not meet the more likely than not threshold, the Company may claim these additional NOLs as unrecognized tax benefits. The federal and state NOLs expire in various years from 2024 to 2039.

As of December 31, 2023, the gross deferred tax assets of approximately $92.9 million were primarily the result of federal and state net operating losses and the IRC Section 163(j) interest expense carryforward. A valuation allowance of $1.5 million and $30,000 was recorded against the Company’s gross deferred tax asset balance as of December 31, 2023 and 2022, respectively, and is related to state jurisdictions where it is not more likely than not the deferred tax assets will be realized.

The assessment to determine the value of the deferred tax assets to be realized under ASC 740 is highly judgmental and requires the consideration of all available positive and negative evidence in evaluating the likelihood of realizing the tax benefit of the deferred tax assets in a future period. Circumstances may change over time such that previous negative evidence no longer exists, and new conditions should be evaluated as positive or negative evidence that could affect the realization of the deferred tax assets. Since the evaluation requires consideration of events that may occur in some years in the future, significant judgment is required, and the Company’s conclusion could be materially different if certain expectations do not materialize.

Realization of the Company’s federal and state net operating losses is dependent on generating sufficient taxable income in future periods, and although the Company believes it is more likely than not future taxable income will be sufficient to utilize most of the net operating losses, realization is not assured and future events may cause a change to the judgment of the realizability of these deferred tax assets. If a future event causes the Company to re-evaluate and conclude that it is not more likely than not, that all or a portion of the deferred tax assets are realizable, the Company would be required to establish a valuation allowance against the assets at that time which would result in a charge to income tax expense and a decrease to net income in the period which the change of judgment is concluded.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022

	(In thousands)

Balance as of January 1	$654	$1,277
Deductions for tax positions as a result of the lapse of applicable statutes of limitation	(79)	(623)
Balance as of December 31	$575	$654

The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state income tax positions that affect the amount of state NOLs available to be applied to reduce future state income tax liabilities, and prior year restatement adjustments that the Company has not yet amended on its 2022 income tax returns. The unrecognized tax benefits liability accrued on the Company’s balance sheet decreased by $0.1 million during the year ended December 31, 2023, and $0.6 million during the year ended December 31, 2022, respectively, primarily as a result of the lapse of statute of limitations in certain jurisdictions. As of December 31, 2023, the Company had unrecognized tax benefits of $0.6 million, which if recognized, would reduce our net operating loss carryforward.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. There is no material amount of interest and penalties recognized in the statement of operations and the balance sheet for the year ended December 31, 2023. The Company believes that it is reasonably possible that a decrease of up to $52,000 of unrecognized tax benefits related to state tax exposures may be necessary within the coming year.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2020 through 2023. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2019 through 2023. To the extent that net operating losses are utilized, the year of the loss may be subject to examination.

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

Stock Repurchase Program

From time to time, the Board of Directors has authorized, and may authorize, repurchases of shares of the Company’s Class A and Class D common stock. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.

On March 7, 2022, the Board of Directors authorized and approved a share repurchase program for up to $25.0 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock over a period of 24 months. On December 6, 2022, the Board of Directors authorized and approved a share repurchase program for up to an additional $10.0 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock. During the years ended December 31, 2023 and 2022, the Company repurchased 824 and 4,779,969 shares of Class D common stock in the amount of approximately $3,000 and $25.0 million at an average price of $3.99 and $5.24 per share. The Company did not repurchase any shares of Class A common stock during the years ended December 31, 2023 and 2022.

On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the year ended December 31, 2023, the Company did not repurchase any shares of Class A or Class D stock under this authorization. During the year ended December 31, 2022, the Company repurchased 13,577 shares of Class D common stock in the amount of $57,000 at an average price of $4.23 per share. Giving effect to the repurchases, the Company has approximately $0.4 million remaining under its most recent and open authorization. The Company did not repurchase any shares of Class A stock during the year ended December 31, 2022.

In addition, the Company has limited but ongoing authority to purchase shares of Class D common stock (in one or more transactions at any time there remain outstanding grants) under the 2019 Equity and Performance Incentive Plan (as defined below). This limited authority is used to satisfy any employee or other recipient tax obligations in connection with the exercise of an option or a share grant under the 2019 Equity and Performance Incentive Plan, to the extent that the Company has capacity under its financing agreements (i.e., its current credit facilities and indentures) (each a “Stock Vest Tax Repurchase”).

During the years ended December 31, 2023 and 2022, the Company executed Stock Vest Tax Repurchases of 312,448 shares of Class D Common Stock in the amount of approximately $1.6 million at an average price of $5.21 per share and 344,702 shares of Class D Common Stock in the amount of approximately $1.5 million at an average price of $4.29 per share, respectively.

Stock Option and Restricted Stock Grant Plan

The Company’s 2019 stock option and restricted stock plan (“2019 Equity and Performance Incentive Plan”), currently in effect was approved by the stockholders at the Company’s annual meeting on May 21, 2019. The Board of Directors adopted, and on May 21, 2019, the Company’s stockholders approved, the 2019 Equity and Performance Incentive Plan which was funded with 5,500,000 shares of Class D Common Stock. On June 23, 2021, the Company’s Board of Directors authorized an amendment of the Urban One 2019 Equity and Performance Incentive Plan to increase the number of shares available for grant and to provide the grant of Class A as well as Class D shares. The amendment was approved by the Company’s shareholders and added 5,519,575 shares of Class D shares and added 2,000,000 Class A shares. As of December 31, 2023, 2,111,305 shares of Class D common stock and 1,250,000 shares of Class A common stock were available for grant under the 2019 Equity and Performance Incentive Plan. The Company settles stock options, net of tax, upon exercise by issuing stock.

Pursuant to the terms of the Company’s stock plan and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

The Company measures compensation cost for all stock-based awards at fair value on date of grant and recognizes the related expense over the service period for awards expected to vest. The restricted stock-based awards do not participate in dividends until fully vested. The fair value of restricted stock-based awards is based on the closing price of the Company’s common stock on the date of grant. The fair value of stock options is determined using the BSM. Such fair value is recognized as an expense over the requisite service period, which is generally the vesting period, net of an estimated forfeitures rate, using the straight-line method. Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from the Company’s current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated number of stock awards expected to vest are revised. The Company considers many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from the Company’s current estimate.

Stock options generally vest over a period of one year and generally expire ten years from the grant date. Restricted stock generally vests over a period of one year.

The Company’s use of the BSM to calculate the fair value of stock-based awards incorporates various assumptions including volatility, expected life, and interest rates. For options granted, the BSM determines: (i) the term by using the simplified “plain-vanilla” method as allowed under Staff Accounting Bulletin (“SAB”) No. 110; (ii) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; and (iii) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant.

Stock-based compensation expense for the years ended December 31, 2023 and 2022, was approximately $10.0 million and $9.9 million, respectively. Tax benefits from stock-based compensation for the years ended December 31, 2023 and 2022 were $0.3 million.

The per share weighted-average fair value of options granted during the years ended December 31, 2023 and 2022, was $2.80 and $2.82, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2023	2022

Average risk-free interest rate	4.18%	2.79%
Expected dividend yield	—%	—%
Expected lives	5.59 years	5.69 years
Expected volatility	53.14%	79.92%

Transactions and other information relating to stock options of Class D common stock for the years ended December 31, 2023 and 2022 are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2021	3,770,913	$2.18	5.68	$4,659,601
Grants	884,061	4.22	—	—
Exercised	(60,240)	0.83	—	315,620
Forfeited/cancelled/expired/settled	—	—	—	—
Outstanding at December 31, 2022	4,594,734	$2.59	5.72	$5,871,492
Grants	649,453	5.20	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	(20,051)	4.75	—	—
Outstanding at December 31, 2023(1)	5,224,136	2.90	5.28	$5,021,952
Vested and expected to vest at December 31, 2023	5,171,594	2.89	5.24	5,021,952
Unvested at December 31, 2023	452,524	4.71	9.19	—
Exercisable at December 31, 2023	4,771,612	2.73	4.91	5,021,952

(1) The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2023, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2023. This amount changes based on the fair market value of the Company’s stock.

As of December 31, 2023, approximately $0.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to Class D stock options is expected to be recognized over a weighted-average period of 10 months. There were no tax benefits from Class D stock options exercised for the years ended December 31, 2023 and 2022. The weighted-average grant date fair value of options granted during the year ended December 31, 2023 was $2.80.

Transactions and other information relating to grants of restricted shares of Class D common stock for the years ended December 31, 2023 and 2022 are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2021	76,056	$3.90
Grants	1,357,687	4.27
Vested	(999,479)	4.25
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2022	434,264	$4.27
Grants	895,520	5.17
Vested	(1,001,667)	4.92
Forfeited/cancelled/expired	(15,000)	4.12
Unvested at December 31, 2023	313,117	$4.77

The Company did not grant any restricted shares of Class A common stock during the year ended December 31, 2023. During the year ended December 31, 2022, the Company granted 750,000 shares of restricted Class A common stock at an average fair value at grant date of $5.39 per share. There were no shares that vested or were cancelled during the years ended December 31, 2023 and 2022. There were 750,000 unvested shares of restricted Class A common stock outstanding as of December 31, 2023 and 2022 with an average fair value at grant date of $5.39.

Restricted stock grants for Class A shares and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2023, approximately $1.0 million of total unrecognized compensation cost, net of estimates forfeitures, related to restricted stock grants for Class D shares is expected to be recognized over a weighted-average period of 13 months and approximately $1.4 million of total unrecognized compensation cost related to restricted stock grants for Class A shares is expected to be recognized over a weighted-average period of 12 months.

13. PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2023 and 2022.

14. COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2027 through August 1, 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending, as is the case with respect to each of the Company’s stations with licenses that have expired.

Royalty Agreements

Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers Authors and Publishers (“ASCAP”), Broadcast Music, Inc (“BMI”) and SEASAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations (“PRO”), particularly ASCAP and BMI, and new entities, such as Global Music Rights Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. These licenses periodically come up for renewal, and as a result certain of the Company’s PRO licenses are currently the subject of renewal negotiations. The outcome of these renewal negotiations could impact, and potentially increase, the Company’s music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, the Company’s royalty rates and negotiation costs.

The Radio Music Licensing Committee (“RMLC”), of which the Company is a represented participant, has negotiated and entered into, on behalf of participating members, an Interim License Agreement with ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026. The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term. The RMLC is negotiating with BMI and SESAC.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 50 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. The future rentals under non-cancelable leases as of December 31, 2023, are shown below.

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

		Other
		Operating
	Operating	Contracts
	Lease	and
	Agreements	Agreements

	(In thousands)
Years ending December 31:
2024	$13,767	$88,778
2025	7,658	37,108
2026	5,674	14,991
2027	4,148	4,983
2028	3,114	3,560
2029 and thereafter	14,726	9,615
Total	$49,087	$159,035

Of the total amount of other operating contracts and agreements included in the table above, approximately $106.0 million has not been recorded on the balance sheet as of December 31, 2023, as it does not meet recognition criteria. Approximately $33.5 million relates to certain commitments for content agreements for the Company’s cable television segment, approximately $29.2 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements. As of December 31, 2023, the Company has entered into an operating lease for an office and studio space, that has not yet commenced and that has minimum lease payments of $1.3 million. This operating lease will commence in the second quarter of 2024 with a lease term of 7.2 years.

Reach Media Redeemable Noncontrolling Interests

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media exercised 50% of their Put Right on January 26, 2024. Management, at this time, cannot reasonably determine the period when and if the remainder of the put right will be exercised by the noncontrolling interest shareholders. Please refer to Note 16 – Subsequent Events of the Company’s consolidated financial statements for more details.

Letters of Credit

The Company currently is under a letter of credit reimbursement and security agreement with capacity of up to $1.2 million which expires on October 8, 2024. As of December 31, 2023, the Company had letters of credit totaling $0.8 million under the agreement for certain operating leases and certain insurance policies. Letters of credit issued under the agreement are required to be collateralized with cash. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

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

The radio broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the related activities and operations of the Company’s syndicated shows. The digital segment includes the results of the Company’s online business, including the operations of Interactive One, as well as the digital components of the Company’s other reportable segments. The cable television segment includes the results of operations of TV One and CLEO TV. Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.”

Operating loss or income represents total revenues less operating expenses, depreciation and amortization, and impairment of goodwill, intangible assets, and long-lived assets. Intercompany revenue earned and expenses charged between segments are eliminated in consolidation.

The accounting policies described in the summary of significant accounting policies in Note 3 – Summary of Significant Accounting Policies of the Company’s consolidated financial statements are applied consistently across the segments.

Detailed segment data for the years ended December 31, 2023 and 2022 is presented in the following table:

	Years Ended
	December 31,
	2023	2022

	(In thousands)
Net Revenue:
Radio Broadcasting	$156,214	$156,678
Reach Media	52,888	43,117
Digital	75,495	78,526
Cable Television	196,207	209,871
All other - corporate/eliminations*	(3,114)	(3,588)
Consolidated	$477,690	$484,604

Operating Expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio Broadcasting	$122,666	$109,365
Reach Media	38,595	28,651
Digital	55,691	56,760
Cable Television	109,207	105,419
All other - corporate/eliminations	46,723	42,603
Consolidated	$372,882	$342,798

Depreciation and Amortization:
Radio Broadcasting	$3,707	$3,411
Reach Media	162	188
Digital	1,352	1,323
Cable Television	1,369	3,847
All other - corporate/eliminations	511	1,265
Consolidated	$7,101	$10,034

Impairment of goodwill, intangible assets, and long-lived assets:
Radio Broadcasting	$129,278	$40,683
Reach Media	—	—
Digital	—	—
Cable Television	—	—
All other - corporate/eliminations	—	—
Consolidated	$129,278	$40,683

Operating (loss) income:
Radio Broadcasting	$(99,437)	$3,219
Reach Media	14,131	14,278
Digital	18,452	20,443
Cable Television	85,631	100,605
All other - corporate/eliminations	(50,348)	(47,456)
Consolidated	$(31,571)	$91,089

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(3,660)	$(3,588)

Capital expenditures by segment are as follows:
Radio Broadcasting	$7,105	$3,750
Reach Media	119	269
Digital	1,172	1,245
Cable Television	142	639
All other - corporate/eliminations	599	1,695
Consolidated (a)	$9,137	$7,598

(a) Consolidated amount includes $1.5 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively, related to acquisition of property, plant and equipment that is reflected in the Acquisition of broadcasting assets amount of $27.5 million $25.0 million for the years ended December 31, 2023 and 2022, respectively, in the Consolidated Statements of Cash Flows

	As of
	December 31,	December 31,
	2023	2022

	(In thousands)
Total assets:
Radio Broadcasting	$503,259	$605,703
Reach Media	50,722	48,936
Digital	31,185	35,766
Cable Television	398,660	414,324
All other - corporate/eliminations	227,347	239,917
Consolidated	$1,211,173	$1,344,646

16. SUBSEQUENT EVENTS:

Since January 1, 2024, and through the date of this filing, the Company repurchased 25,285 shares of Class D common stock for $95,000 at an average price of $3.76.

Since January 1, 2024, and through the date of this filing, the Company executed Stock Vest Tax Repurchases of 370,767 shares of Class D common stock for approximately $1.3 million at an average price of $3.48 per share.

Since January 1, 2024, and through the date of this filing, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 88.3% of par.

Since January 1, 2024, and through the date of this filing, the Compensation Committee awarded certain executive officers and management personnel 1,190,382 restricted shares of the Company’s Class D common stock and 740,139 stock options to purchase of the Company’s Class D common stock. Of these awards, 1,078,473 restricted shares of the Company’s Class D common stock and stock options to purchase 706,446 shares of the Company’s Class D common stock immediately vested upon grant. In connection with the vesting of these awards, the Company withheld a total of 367,302 shares to settle the recipients’ tax obligations.

As previously disclosed, throughout most of 2023, the Company was delinquent in its filings with the SEC. These delinquent filings caused the Company to be in violation of NASDAQ Listing Rule 5250(c) (the “Periodic Filing Rule”) which requires listed companies to timely file all required periodic financial reports. Due to this violation, the Company received a possible delisting notification from the NASDAQ Stock Market, LLC (“NASDAQ”). While the Company cured the delinquent filings within calendar year 2023, the Company was required to present a compliance plan with NASDAQ. The plan included a timeline for the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “Last 2023 Late Filing”). On December 22, 2023, the Company filed the Last 2023 Late Filing bringing the Company into compliance with the Periodic Filing Rule. On January 4, 2024, the Company announced that it had received notice from NASDAQ confirming that it has regained compliance with the Periodic Filing Rule.

On April 8, 2024, the Company received a new letter (the "First 2024 NASDAQ Notice") from NASDAQ notifying the Company that it was not in compliance with the Periodic Filing Rule as a result of not having timely filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). The First 2024 NASDAQ Notice noted that pursuant to the NASDAQ Listing Rules, the Company was being afforded 60 calendar days, or until

June 7, 2024, to regain compliance or to submit a plan to regain compliance. If NASDAQ accepts the compliance plan, NASDAQ may grant the Company an exception of up to 180 calendar days from the filing’s due date to regain compliance.

On May 23, 2024, the Company received a second letter (the "Second 2024 NASDAQ Notice") from NASDAQ notifying the Company that it was further non-compliant with the Periodic Filing Rule as a result of not having timely filed its Quarterly Report on Form 10-Q for the period ended March 31, 2024 (the "2024 Q1 Form 10-Q" and together with the 2023 Form 10-K, the “2024 Delayed Filings”) with the SEC. The Second NASDAQ Notice noted that the Company has until June 7, 2024, to file both 2024 Delayed Filings or to submit a compliance plan as required by the First 2024 NASDAQ Notice.

On January 26, 2024, the noncontrolling interest shareholders of Reach Media exercised their right to require Reach Media to repurchase 50% of their shares (the “Put Interest”) at the fair market value for such shares. On March 8, 2024, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 90% and decreasing the interest of the noncontrolling interest shareholders from 20% to 10%. Reach Media paid the noncontrolling interest shareholders approximately $7.6 million for the 10% interest.

On February 8, 2024, the sale of BMI to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of $0.8 million.

As of February 15, 2024, Urban One, Inc. terminated its 50/50 partnership with Churchill Downs Incorporated that sought to develop a casino resort in the City of Richmond. The Company continues to explore options within the gaming space.

On April 3, 2024, the Company entered into an employment agreement with Alfred C. Liggins, III, President and Chief Executive Officer, consistent with the terms approved by the Company’s Compensation Committee and previously disclosed on a Current Report on Form 8-K filed October 3, 2022. The terms of the new employment agreements are effective as of January 1, 2022 and a copy of the employment agreement is attached as an exhibit to that Current Report on Form 8-K filed April 9, 2024.

On April 12, 2024, the Company entered into the Sixth Waiver and Amendment to the Current ABL Facility, dated as of February 19, 2021 (as amended by the Waiver and Amendment, the “Amended Current ABL Facility”), with the Company, the Company’s subsidiaries guarantors, Bank of America, N.A., as administrative agent and the lenders party thereto. The Sixth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Annual Financial Deliverables for the period ended December 31, 2023 (the “2023 Form 10-K”) and Quarterly Financial Deliverables for the quarter ended March 31, 2024 as required under the Current ABL Facility (the “2024 Q1 Form 10-Q” and, together with the “2023 Form 10-K, the “Delayed Reports” ). The Sixth Waiver and Amendment set a due date of May 31, 2024 for the Delayed Reports.

On May 30, 2024, the Company entered into the Seventh Waiver and Amendment to the Amended Current ABL Facility (the “Seventh Waiver and Amendment”). The Seventh Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Delayed Reports. The Seventh Waiver and Amendment sets a due date of June 17, 2024, for the Delayed Reports.