Form 10-Q
period 2024-03-31
URBAN ONE, INC.
filed 2024-06-07
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Cautionary Note Regarding Forward-Looking Statements

Our disclosure and analysis in this quarterly report on Form 10-Q concerning our operations, cash flows and financial position, contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:

●	recession, economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;
●	our degree of leverage, certain cash commitments related thereto, and potential inability to finance strategic transactions given fluctuations in market conditions;
●	fluctuations in the local economies of the markets in which we operate (particularly our largest markets, Atlanta; Baltimore; Charlotte; Dallas; Houston; Indianapolis; and Washington, DC) or fluctuations within individual business sectors experiencing a downturn even in the absence of a broader recession could negatively impact our ability to meet our cash needs;
●	increased costs due to inflation or any changes in music royalty fees;
●	risks associated with the implementation and execution of our business diversification strategy, including our strategic actions with respect to expansion into gaming;
●	risks associated with our investments or potential investment in gaming businesses;
●	regulation by the FCC relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;
●	changes in our key personnel and on-air talent;
●	increases in competition for and in the costs of our programming and content, including on-air talent and content production or acquisitions availability/costs;
●	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill, and other intangible assets;

●	increased competition for advertising revenues with other radio stations, broadcast and cable television, newspapers and magazines, outdoor advertising, direct mail, internet radio, satellite radio, smart phones, tablets, and other wireless media, the internet, social media, and other forms of advertising;
●	the impact of our acquisitions, dispositions and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
●	developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulation through legislative action and revised rules and standards;
●	disruptions to our technology network including computer systems and software, whether by man-made or other disruptions of our operating systems, structures or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
●	material weaknesses identified in our internal control over financial reporting which, if not remediated, could result in material misstatements in our consolidated financial statements;
●	failure to meet the continued listing standards of NASDAQ Stock Market (“NASDAQ”), which could cause our common stock to be delisted, and which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation; and
●	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”) filed June 7, 2024.

You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

NET REVENUE	$104,410	$109,869
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $7 and $63, respectively	32,666	33,917
Selling, general and administrative, including stock-based compensation of $163 and $159, respectively	39,900	36,874
Corporate selling, general and administrative, including stock-based compensation of $1,214 and $3,056, respectively	17,106	11,586
Depreciation and amortization	1,850	2,597
Impairment of goodwill, intangible assets, and long-lived assets	—	16,775
Total operating expenses	91,522	101,749
Operating income	12,888	8,120
INTEREST INCOME	1,998	333
INTEREST EXPENSE	12,998	14,068
GAIN ON RETIREMENT OF DEBT	7,874	2,356
OTHER INCOME (EXPENSE), NET	886	(312)
Income (loss) from consolidated operations before provision for (benefit from) income taxes	10,648	(3,571)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	2,502	(1,160)
NET INCOME (LOSS) FROM CONSOLIDATED OPERATIONS	8,146	(2,411)
LOSS FROM UNCONSOLIDATED JOINT VENTURE	(411)	—
NET INCOME (LOSS)	7,735	(2,411)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	242	511
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,493	$(2,922)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS (per share)
Basic	$0.15	$(0.06)
Diluted	$0.15	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,385,386	47,420,832
Diluted	49,921,803	47,420,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

NET INCOME (LOSS)	$7,735	$(2,411)
OTHER COMPREHENSIVE INCOME (LOSS)	—	—
COMPREHENSIVE INCOME (LOSS)	$7,735	$(2,411)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	242	511
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,493	$(2,922)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,265	$233,090
Restricted cash	481	480
Trade accounts receivable, net of allowance for expected credit losses of $8,331 and $8,638, respectively	123,278	133,194
Prepaid expenses	10,893	9,504
Current portion of content assets	33,348	29,748
Other current assets	11,873	15,950
Total current assets	335,138	421,966
CONTENT ASSETS, NET	82,132	82,448
PROPERTY AND EQUIPMENT, NET	28,459	28,661
GOODWILL	216,599	216,599
RIGHT OF USE ASSETS, NET	32,918	31,649
RADIO BROADCASTING LICENSES	375,296	375,296
OTHER INTANGIBLE ASSETS, NET	47,813	49,104
OTHER ASSETS	7,668	5,450
Total assets	$1,126,023	$1,211,173
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,381	$20,000
Accrued interest	8,054	22,342
Accrued compensation and related benefits	12,798	14,420
Current portion of content payables	20,320	22,389
Current portion of lease liabilities	10,941	10,648
Other current liabilities	40,269	42,831
Total current liabilities	113,763	132,630
LONG-TERM DEBT, net of original issue discount and issuance costs	642,579	716,246
CONTENT PAYABLES, net of current portion	4,982	3,402
LONG-TERM LEASE LIABILITIES	23,403	22,377
OTHER LONG-TERM LIABILITIES	24,290	24,995
DEFERRED TAX LIABILITIES, NET	23,440	20,938
Total liabilities	832,457	920,588

COMMITMENTS AND CONTINGENCIES (NOTE 8)
REDEEMABLE NONCONTROLLING INTERESTS	8,364	16,520

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,853,672 and 9,853,672 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10	10
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 and 2,861,843 shares issued and outstanding at March 31, 2024 and December 31, 2023	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 and 2,045,016 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,910,815 and 34,116,485 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	35	34
Additional paid-in capital	1,011,030	1,007,387
Accumulated deficit	(725,878)	(733,371)
Total stockholders’ equity	285,202	274,065
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,126,023	$1,211,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(In thousands, except share data)

(Unaudited)

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2023	$—	$10	$3	$2	$34	$—	$1,007,387	$(733,371)	$274,065
Net income attributable to Urban One	—	—	—	—	—	—	—	7,493	7,493
Stock-based compensation expense	—	—	—	—	—	—	1,384	—	1,384
Repurchase of 396,052 shares of Class D common stock	—	—	—	—	—	—	(1,386)	—	(1,386)
Vesting of share-based payment awards upon grant	—	—	—	—	1	—	4,649	—	4,650
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,004)	—	(1,004)
BALANCE, as of March 31, 2024	$—	$10	$3	$2	$35	$—	$1,011,030	$(725,878)	$285,202

	Convertible	Common	Common	Common	Common	Accumulated Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Capital	Deficit	Equity
BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(736,010)	$330,750
Cumulative effect of accounting change	—	—	—	—	—	—	—	589	589
BALANCE, as of January 1, 2023	—	10	3	2	34	73,227	993,484	(735,421)	331,339
Net loss attributable to Urban One	—	—	—	—	—	—	—	(2,922)	(2,922)
Stock-based compensation expense	—	—	—	—	—	—	2,558	—	2,558
Repurchase of 256,442 shares of Class D common stock	—	—	—	—	—	—	(1,324)	—	(1,324)
Vesting of share-based payment awards upon grant	—	—	—	—	—	—	3,234	—	3,234
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(1,308)	—	(1,308)
BALANCE, as of March 31, 2023	$—	$10	$3	$2	$34	$73,227	$996,644	$(738,343)	$331,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,735	$(2,411)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Bad debt expense	(104)	(1,278)
Depreciation and amortization	1,850	2,597
Amortization of debt financing costs	509	481
Amortization of launch assets	1,245	1,254
Amortization of content assets	11,444	13,158
Deferred income taxes	2,502	(1,178)
Amortization of right of use assets	2,645	2,140
Impairment of goodwill, intangible assets, and long-lived assets	—	16,775
Stock-based compensation expense	1,384	3,278
Gain on retirement of debt	(7,874)	(2,356)
Other	(935)	43
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	10,020	19,903
Prepaid expenses and other current assets	1,067	(1,289)
Other assets	(3,448)	1,511
Content assets and payables	(15,217)	(10,388)
Accounts payable	1,615	(2,880)
Accrued interest	(14,303)	(14,135)
Accrued compensation and related benefits	(1,622)	(7,275)
Other liabilities	(990)	(846)
Net cash flows (used in) provided by operating activities	(2,477)	17,104
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,814)	(2,009)
Restricted cash derecognized in deconsolidation of joint venture	—	(26,000)
Proceeds from sale of joint venture interest	—	6,563
Proceeds from sale of equity securities	829	—
Cash receipts related to disposition of station	2,000	—
Investment in unconsolidated joint venture	(609)	—
Net cash flows provided by (used in) investing activities	406	(21,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of ownership interest in Reach Media	(7,603)	—
Repayments of long-term debt	(66,225)	(22,281)
Repurchase of common stock	(1,386)	(1,324)
Release of secured letters of credit deposit	1,260	—
Payment of dividends to noncontrolling interest members of Reach Media	(1,799)	(2,001)
Net cash flows used in financing activities	(75,753)	(25,606)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(77,824)	(29,948)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	233,570	101,879
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$155,746	$71,931

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$26,777	$27,723
Income taxes, net of refunds	$1,575	$69

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Operating right-of-use assets obtained in exchange for lease obligations	$3,921	$938
Non-cash content asset additions	$5,339	$3,730
Adjustment of redeemable noncontrolling interests to estimated redemption value	$1,004	$1,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION:

Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2024, we owned and/or operated 72 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 13 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 90.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.” We also operate other brands, such as TV One, CLEO TV, Reach Media, iONE Digital, and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.

As part of our condensed consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. (See Note 7 – Segment Information of our condensed consolidated financial statements.)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K (“Form 10-K”). There have been no significant changes to the Company’s accounting policies as described in Note 3, Summary of significant accounting policies, in the notes to the consolidated financial statements in Item 8 of Part II of the Form 10-K.

All amounts presented in these condensed consolidated financial statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

The Company's results are subject to seasonal fluctuations and typically, revenues are lowest in the first calendar quarter of the year. Due to this seasonality, the results for interim periods are not necessarily indicative of results to be expected for the full year. The Company experiences further seasonality in odd versus even years as there tends to be more political activity in even years which can have a positive impact on advertising revenues.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. The most significant estimates and assumptions are used in determining: (i) estimates of future cash flows used to evaluate and recognize impairments; (ii) estimates of fair value of Employment Agreement Award (as defined below) and redeemable noncontrolling interest in Reach Media; (iii) deferred taxes and related valuation allowance, including uncertain tax positions; (iv) the amortization patterns of content assets; and (v) estimate allowance for expected credit losses on trade accounts receivable.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the condensed consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the condensed consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Cash and cash equivalents	$155,265	$71,455
Restricted cash	481	476
Total cash, cash equivalents, and restricted cash shown in Consolidated Statements of Cash Flows	$155,746	$71,931

Financial Instruments

As of March 31, 2024, and December 31, 2023, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, long-term debt, and debt securities. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2024 and December 31, 2023, except for the Company’s long-term debt. On January 25, 2021, the Company borrowed $825.0 million in aggregate principal amount of senior secured notes due February 2028 and bearing interest at a rate of 7.375% (the “2028 Notes”). The 2028 Notes had a carrying value of approximately $650.0 million and fair value of approximately $553.3 million as of March 31, 2024, and had a carrying value of approximately $725.0 million and fair value of approximately $616.3 million as of December 31, 2023. The fair values of the 2028 Notes, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date. There were no borrowings outstanding on the Company’s asset-backed credit facility as of March 31, 2024 and December 31, 2023.

Revenue Recognition

The following table shows the sources of the Company’s net revenue for the three months ended March 31, 2024 and 2023:

	Radio	Reach		Cable
(In thousands)	Broadcasting	Media	Digital	Television	Eliminations	Consolidated
Three Months Ended March 31, 2024
Net Revenue:
Radio advertising	$33,754	$8,382	$-	$-	$(795)	$41,341
Political advertising	1,167	48	22	-	-	1,237
Digital advertising	-	-	13,946	-	-	13,946
Cable television advertising	-	-	-	25,365	-	25,365
Cable television affiliate fees	-	-	-	20,787	-	20,787
Event revenues & other	1,430	42	-	73	189	1,734
Net revenue	$36,351	$8,472	$13,968	$46,225	$(606)	$104,410

Three Months Ended March 31, 2023
Net Revenue:
Radio advertising	$33,841	$10,288	$-	$-	$(1,021)	$43,108
Political advertising	249	-	47	-	-	296
Digital advertising	-	-	15,024	-	-	15,024
Cable television advertising	-	-	-	25,822	-	25,822
Cable television affiliate fees	-	-	-	23,837	-	23,837
Event revenues & other	1,090	629	-	18	45	1,782
Net revenue	$35,180	$10,917	$15,071	$49,677	$(976)	$109,869

Contract Assets and Liabilities

Contract assets and contract liabilities that are not separately stated in the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023

	(In thousands)
Contract assets:
Unbilled receivables	$3,412	$5,437
Contract liabilities:
Customer advances and unearned income	$4,762	$4,851
Reserve for audience deficiency	14,583	12,779
Unearned event income	9,037	4,864

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

For customer advances and unearned income as of January 1, 2024, $2.0 million was recognized as revenue during the three months ended March 31, 2024. For the reserve for audience deficiency as of January 1, 2024, $1.0 million was recognized as revenue during the three months ended March 31, 2024. For unearned event income as of January 1, 2024, no revenue was recognized during the three months ended March 31, 2024.

Practical expedients and exemptions

The Company generally expenses employee sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses on the condensed consolidated statements of operations. Agency and outside sales representative commissions were approximately $9.2 million for each of the three months ended March 31, 2024 and 2023.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, or (ii) contracts for which variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

Launch Support

The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The Company did not pay any launch support for carriage initiation during the three months ended March 31, 2024 and 2023. The weighted-average amortization period for launch support was approximately 8.1 years as of March 31, 2024 and December 31, 2023. The remaining weighted-average amortization period for launch support was 2.6 years and 2.9 years as of March 31, 2024 and December 31, 2023, respectively. Amortization is recorded as a reduction to revenue. Launch support asset amortization was approximately $1.2 million for each of the three months ended March 31, 2024 and 2023. Launch assets are included in other intangible assets on the condensed consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.

Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses were approximately $7.0 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively.

Earnings Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A, Class B, Class C and Class D common stock. The rights of the holders of Class A, Class B, Class C and Class D common stock are identical, except with respect to voting, conversion, and transfer rights.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

For the calculation of diluted earnings per share, net income (loss) attributable to common stockholders for basic earnings per share (“EPS”) is adjusted by the effect of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. In periods of loss, there are no potentially dilutive common shares to add to the weighted-average number of common shares outstanding. The undistributed earnings or losses are allocated based on the contractual participation rights of the Class A, Class B, Class C and Class D common shares as if the earnings or losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis, and as such, diluted and basic earnings per share is the same for each class of common stock under the two-class method.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) attributable to Class A, Class B, Class C and Class D stockholders	$7,493	$(2,922)
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	48,385,386	47,420,832
Effect of dilutive securities:
Stock options and restricted stock	1,536,417	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	49,921,803	47,420,832

Net income (loss) attributable to Class A, Class B, Class C and Class D stockholders per share – basic	$0.15	$(0.06)
Net income (loss) attributable to Class A, Class B, Class C and Class D stockholders per share – diluted	$0.15	$(0.06)

For the three months ended March 31, 2024 and 2023, there were 2.3 million and 2.7 million potentially dilutive securities, respectively, that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the period presented.

Fair Value Measurements

The Company reports financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

As of March 31, 2024 and December 31, 2023, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of March 31, 2024
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$22,947	$—	$—	$22,947

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$8,364	$—	$—	$8,364

Assets subject to fair value measurement:
Cash equivalents - money market funds (c)	$136,019	$136,019	$—	$—

As of December 31, 2023
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$22,970	$—	$—	$22,970

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (b)	$16,520	$—	$—	$16,520

Assets subject to fair value measurement:
Cash equivalents - money market funds (c)	$193,769	$193,769	$—	$—
(a)	Pursuant to an employment agreement, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. Please refer to Note 9 – Subsequent Events of the Company’s condensed consolidated financial statements for more details.
(b)	The fair value is measured using an exit price methodology. Significant inputs to the exit price analysis include revenue growth rates, future operating profit margins, discount rate and an exit multiple.
(c)	The Company measures and reports its cash equivalents that are invested in money market funds and valued based on quoted market prices which approximate cost due to their short-term maturities.

There were no transfers within Level 1, 2, or 3 during the three months ended March 31, 2024 and 2023. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023:

	Employment	Redeemable
	Agreement	Noncontrolling
	Award	Interests

Balance at December 31, 2023	$22,970	$16,520
Net income attributable to noncontrolling interests	—	242
Purchase of ownership interest in Reach Media	—	(7,603)
Dividends paid to noncontrolling interests	—	(1,799)
Change in fair value (*)	(23)	1,004
Balance at March 31, 2024	$22,947	$8,364

	Employment	Redeemable
	Agreement	Noncontrolling
	Award	Interests

Balance at December 31, 2022	$25,741	$25,298
Net income attributable to noncontrolling interests	—	511
Dividends paid to noncontrolling interests	—	(2,001)
Change in fair value (*)	(144)	1,308
Balance at March 31, 2023	$25,597	$25,116

(*) Amount of total income/(losses) for the period included in earnings attributable to the change in unrealized (gains) losses relating to liabilities still held at the reporting date.

Changes in the fair value of the Employment Agreement Award were recorded in the condensed consolidated statements of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2024 and 2023. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the condensed consolidated balance sheets.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			March 31,		December 31,
			2024		2023
		Significant
		Unobservable	Significant Unobservable
Level 3 liabilities	Valuation Technique	Inputs	Input Value
Employment Agreement Award	Discounted cash flow	Discount rate	9.5%		10.0%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	33.9% - 41.2%		35.0% - 42.3%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(2.1)% - 2.5%		(2.1)% - 2.5%
Employment Agreement Award	Market approach	Average recurring EBITDA multiple	6.0 - 6.1	x	6.3 - 6.5	x
Redeemable noncontrolling interests	Discounted cash flow	Discount rate	12.5%		12.5%
Redeemable noncontrolling interests	Discounted cash flow	Operating profit margin range	24.5% - 31.9%		24.5% - 31.9%
Redeemable noncontrolling interests	Discounted cash flow	Revenue growth rate range	1.2% - 16.5%		1.2% - 16.5%
Redeemable noncontrolling interests	Discounted cash flow	Exit multiple	4.0	x	4.0	x

Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance of cash flows.

Investments

RVA Entertainment Holding

In 2021, the Company and Peninsula Pacific Entertainment (succeeded by Churchill Downs Incorporated (“CDI”) on November 1, 2022) formed a joint venture, RVAEH, to develop and operate a casino resort in Richmond. The carrying value of the investment was $0.0 million as of December 31, 2023. The Company made a final $0.6 million contribution in February 2024. As of February 15, 2024, Urban One, Inc. terminated its 50/50 partnership with CDI that sought to develop a casino resort in the City of Richmond.

Content Assets

The gross cost and accumulated amortization of content assets is as follows:

	March 31,	December 31,	Period of
	2024	2023	Amortization

	(In thousands)
Produced content assets:
Completed	$139,304	$132,273
In-production	13,024	11,726
Licensed content assets acquired:
Acquired	36,643	35,520
Content assets, at cost	188,971	179,519	1‑5 Years
Less: accumulated amortization	(73,491)	(67,323)
Content assets, net	115,480	112,196
Less: current portion	(33,348)	(29,748)
Noncurrent portion	$82,132	$82,448

     The aggregate amortization expense for produced content assets for the three months ended March 31, 2024 and 2023 is $8.1 million and $6.9 million, respectively. The aggregate amortization expense for acquired content assets for the three months ended March 31, 2024 and 2023 is $3.3 million and $6.3 million, respectively. The aggregate amortization expense for content assets for the three months ended March 31, 2024 and 2023 is approximately $11.4 million and $13.2 million, respectively. Amortization of content assets is recorded in the condensed consolidated statements of operations as programming and technical expenses.

Related Party Transactions

Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise, and that Reach Media will be reimbursed its expenditures and receive a fee plus a performance bonus. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach Media and the Foundation automatically renews annually. The agreement may be terminated by: mutual agreement; by one of the parties should its financial requirements not be met; or if a party is in breach by the non-breaching party, which shall have the right, but not the obligation, to terminate unilaterally. The Foundation owed Reach Media approximately $4.2 million and $1.0 million as of March 31, 2024 and December 31, 2023, respectively.

Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of March 31, 2024 and December 31, 2023.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., is a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. The Company incurred expenses of approximately $0.8 million during the three months ended March 31, 2024 and 2023. As of December 31, 2023, the Company owed BMI approximately $0.3 million. On February 8, 2024, the sale of BMI to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of $0.8 million.

As of March 31, 2024 and December 2023, the Company has a receivable from its CEO in the amount of $0.2 million, as reimbursement for payments made for various perquisites and other personal benefits, including payments for taxes for past financial services and administrative support.  The full amount of this receivable will be offset against the CEO’s bonus and/or directly reimbursed to the Company by the CEO.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company expects this ASU to only impact the its disclosures with no impacts to the its results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact its disclosures with no impacts to its results of operations, cash flows and financial condition.

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

As part of the Federal Communication Commission (“FCC”) approval of and the closing conditions of the CMG Acquisition, the Company was required to divest KTHT-FM. On June 7, 2023, the Company entered into a definitive asset purchase agreement with Educational Media Foundation (“EMF”) to sell KTHT-FM, and all its assets, for $3.1 million (“the KTHT Divestiture”). Immediately prior to the closing of the CMG Acquisition on August 1, 2023, the KTHT-FM assets were transferred directly into an irrevocable trust until sale to EMF was finalized. On November 1, 2023, after the approval by the FCC, the KTHT Divestiture was completed.

The Company accounted for the CMG Acquisition as an acquisition of assets and, as such, allocated the purchase price, including transaction costs directly related to the asset acquisition, to the assets acquired and liabilities assumed based on their relative fair values with no goodwill recognized. The Company’s allocation of the purchase price to the assets acquired in the CMG Acquisition, exclusive of those amounts allocated to KTHT-FM, consisted of $23.4 million to radio broadcasting licenses, $0.3 million to towers and antennas, $0.5 million to transmitters, $0.1 million to studios, and $0.1 million to fixed assets.

In anticipation of the FCC divestiture requirement and the CMG Acquisition, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the radio broadcasting segment to an unrelated third party for approximately $7.5 million. The identified assets and liabilities of KROI-FM have a combined carrying value of approximately $9.9 million and $2.4 million, respectively, as of March 31, 2023. The major category of the assets included radio broadcasting licenses in the amount of approximately $7.3 million (net of impairment of approximately $16.8 million included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations for the three months ended March 31, 2023). On August 1, 2023, immediately prior to the closing of the CMG Acquisition, the identified assets and liabilities were transferred to the irrevocable trust and removed from the Company’s consolidated balance sheet as part of customary closing terms. The identified assets and liabilities will remain in the trust until the transaction is complete, which is anticipated to occur in 2024.

As the identified assets and liabilities of KROI-FM were held in an irrevocable trust and the divestiture had not been completed as of March 31, 2024, the Company has recorded a right to receive payment from KROI-FM’s acquirer as a receivable of $3.6 million and $5.6 million within other current assets in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

4.    LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31,	December 31,
	2024	2023

	(In thousands)
7.375% Senior Secured Notes due February 2028	$650,000	$725,000
Total debt	650,000	725,000
Less: original issue discount and issuance costs	7,421	8,754
Long-term debt, net	$642,579	$716,246

7.375% 2028 Notes

In January 2021, the Company issued the 2028 Notes at an issue price of 100% in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028 and interest on the 2028 Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 7.375% per annum.

The 2028 Notes and the guarantees are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by substantially all of the Company’s and the Guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure the Company’s asset-backed revolving credit facility on a first priority basis (the “ABL Priority Collateral”)), including the capital stock of each guarantor (collectively, the “Notes Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral. The 2028 Notes require the Company to file quarterly and annual reports with the SEC within a specified time period after the Company’s fiscal quarter end and year end. However, failure to comply does not constitute an event of default unless the Company does not comply within 120 days after receiving written notice from the Trustee. The Company has not received any such notice.

The amount of deferred financing costs included in interest expense for all instruments, for each of the three months ended March 31, 2024 and 2023, was approximately $0.5 million. The Company’s effective interest rate for the three months ended March 31, 2024 and 2023 was 7.73% and 7.63%, respectively.

On December 6, 2022, the Board of Directors authorized and approved a note repurchase program for up to $25.0 million of the currently outstanding 2028 Notes. During the year ended December 31, 2023, the Company repurchased $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million during the year ended December 31, 2023.

During the fourth quarter of 2023, the Board of Directors authorized and approved a note repurchase program for up to $75.0 million of the currently outstanding 2028 Notes. During the three months ended March 31, 2024, the Company repurchased $75.0 million of its 2028 Notes at an average price of approximately 88.3% of par. The Company recorded a net gain on retirement of debt of approximately $7.9 million during the three months ended March 31, 2024.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.

Asset-Backed Credit Facilities

On February 19, 2021, the Company closed on its asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of March 31, 2024 and December 31, 2023, there was no balance outstanding on the Current ABL Facility.

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

All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company is in compliance as of March 31, 2024.

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

Between June 5, 2023 and May 30, 2024, the Company entered into six more waivers and amendments related to the Company’s failure to timely deliver certain financial deliverables as required under the Current ABL Facility, dated as of February 19, 2021. See Note 9 – Subsequent Events of the Company’s condensed consolidated financial statements for further background on the Sixth Waiver and Amendment and the Seventh Waiver and Amendment, each executed after the three months ended March 31, 2024.

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

Letter of Credit Facility

As of March 31, 2024, the Company closed its letter of credit reimbursement and security agreement with capacity of up to $1.2 million and received a $1.2 million deposit held with the counterparty in connection with the agreement. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

Future Minimum Principal Payments

Future scheduled minimum principal payments of debt as of March 31, 2024, are as follows:

7.375% Senior
Secured Notes due
February 2028
(In thousands)
April-December 2024	$—
2025	—
2026	—
2027	—
2028	650,000
Total debt	$650,000

5.    INCOME TAXES:

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a provision for income taxes of approximately $2.5 million on pre-tax income from consolidated operations of approximately $10.6 million for the three months ended March 31, 2024, which results in an effective tax rate of approximately 23.5%. This rate is based on the estimated annual effective tax rate of approximately 24.5%.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of March 31, 2024, the Company believes it is more likely than not that these DTAs will be realized.

The Company is subject to the continuous examination of the Company’s income tax returns by the IRS and other domestic tax authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. The Company believes that it is reasonably possible that a decrease of up to approximately $0.1 million of unrecognized tax benefits related to state tax exposures may occur within the next twelve months.

6.    STOCKHOLDERS’ EQUITY:

Stock Option and Restricted Stock Grant Plan

The 2019 Equity and Performance Incentive Plan is an equity performance incentive plan for stock options and restricted stock. Both Class A and Class D common stock are available for grant. The Company settles stock options, net of tax, upon exercise by issuing stock.

Pursuant to the terms of  the Company’s stock plan and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market for tax purposes on or about the vesting dates.

Transactions and other information relating to stock options of Class D common stock for the three months ended March 31, 2024, are summarized below:

			Weighted-Average
			Remaining	Aggregate
	Number of	Weighted-Average	Contractual Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Outstanding at December 31, 2023	5,224,136	$2.90	5.28	$5,021,952
Grants	740,139	3.56	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	—	—	—	—
Outstanding at March 31, 2024(1)	5,964,275	2.99	5.62	$377,161
Vested and expected to vest at March 31, 2024	5,909,679	2.97	5.59	377,161
Unvested at March 31, 2024	468,035	4.61	8.98	—
Exercisable at March 31, 2024	5,496,240	2.85	5.33	377,161

(1)   The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2024, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2024. This amount changes based on the fair market value of the Company’s stock.

As of March 31, 2024, $0.7 million of total unrecognized compensation cost related to Class D stock options is expected to be recognized over a weighted-average period of 8 months. The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 was $1.82.

The Company did not grant any options to purchase shares of Class A common stock during the three months ended March 31, 2024.

Activity relating to grants of restricted shares of Class D common stock for the three months ended March 31, 2024, are summarized below:

		Average
		Fair Value
		at Grant
	Shares	Date
Unvested at December 31, 2023	313,117	$4.77
Grants	1,190,382	3.48
Vested	(1,087,979)	3.50
Forfeited/cancelled/expired	—	—
Unvested at March 31, 2024	415,520	$4.39

Restricted stock grants for Class A and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant.

The Company did not grant any restricted shares of Class A stock during the three months ended March 31, 2024. There were no restricted shares of Class A common stock that vested or were cancelled during the period. There were 750,000 unvested shares of restricted Class A common stock as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, approximately $1.0 million of total unrecognized compensation cost related to awards of restricted Class D common stock is expected to be recognized over a weighted-average period of 8 months and approximately $1.1 million of total unrecognized compensation cost related to awards of restricted Class A common stock is expected to be recognized over a weighted-average period of 9 months.

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

The accounting policies described in the summary of significant accounting policies in Note 2 – Summary of Significant Accounting Policies of the Company’s condensed consolidated financial statements are applied consistently across the segments.

Detailed segment data for the three months ended March 31, 2024 and 2023, is presented in the following tables:

	Three Months Ended
	March 31,
	2024	2023

	(In thousands)
Net revenue:
Radio Broadcasting	$36,351	$35,180
Reach Media	8,472	10,917
Digital	13,968	15,071
Cable Television	46,225	49,677
All other - corporate/eliminations*	(606)	(976)
Consolidated	$104,410	$109,869

Operating expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio Broadcasting	$29,847	$26,448
Reach Media	6,683	7,736
Digital	11,005	11,350
Cable Television	29,186	29,383
All other - corporate/eliminations	12,951	7,460
Consolidated	$89,672	$82,377

Depreciation and amortization:
Radio Broadcasting	$883	$917
Reach Media	41	40
Digital	417	337
Cable Television	125	965
All other - corporate/eliminations	384	338
Consolidated	$1,850	$2,597

Impairment of goodwill, intangible assets, and long-lived assets:
Radio Broadcasting	$—	$16,775
Reach Media	—	—
Digital	—	—
Cable Television	—	—
All other - corporate/eliminations	—	—
Consolidated	$—	$16,775

Operating income (loss):
Radio Broadcasting	$5,621	$(8,960)
Reach Media	1,748	3,141
Digital	2,546	3,384
Cable Television	16,914	19,329
All other - corporate/eliminations	(13,941)	(8,774)
Consolidated	$12,888	$8,120

* Intercompany revenue included in net revenue above is as follows:
Radio Broadcasting	$(795)	$(976)

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Capital expenditures:
Radio Broadcasting	$1,084	$1,015
Reach Media	10	34
Digital	447	600
Cable Television	69	11
All other - corporate/eliminations	204	349
Consolidated	$1,814	$2,009

	March 31,	December 31,
	2024	2023

	(In thousands)
Total assets:
Radio Broadcasting	$501,131	$503,259
Reach Media	44,257	50,722
Digital	22,808	31,185
Cable Television	402,076	398,660
All other - corporate/eliminations	155,751	227,347
Consolidated	$1,126,023	$1,211,173

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

The Radio Music Licensing Committee  (“RMLC”), of which the Company is a represented participant has negotiated and entered into, on behalf of participating members, an Interim License Agreement with ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026.  On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026.  The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term.  The RMLC is negotiating with BMI and SESAC.

Reach Media Redeemable Noncontrolling Interests

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30 day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The noncontrolling interest shareholders of Reach Media exercised 50% of their Put Right on January 26, 2024. On March 8, 2024, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 90% and decreasing the interest of the noncontrolling interest shareholders from 20% to 10%. Reach Media paid the noncontrolling interest shareholders approximately $7.6 million for the 10% interest. Management, at this time, cannot reasonably determine the period when and if the remainder of the Put Right will be exercised by the noncontrolling interest shareholders.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

9.    SUBSEQUENT EVENTS:

On April 3, 2024, the Company entered into an employment agreement with Alfred C. Liggins, III, President and Chief Executive Officer, consistent with the terms approved by the Company’s Compensation Committee and previously disclosed on a Current Report on Form 8-K filed October 3, 2022. The terms of the new employment agreements are effective as of January 1, 2022, and a copy of the employment agreement is attached as an exhibit to that Current Report on Form 8-K filed April 9, 2024.

On April 8, 2024, the Company received a new letter (the "First 2024 NASDAQ Notice") from Nasdaq notifying the Company that it was not in compliance with NASDAQ Listing Rule 5250(c) (the “Periodic Filing Rule”) as a result of not having timely filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). The First 2024 NASDAQ Notice noted that pursuant to the NASDAQ Listing Rules, the Company was being afforded 60 calendar days, or until June 7, 2024, to regain compliance or to submit a plan to regain compliance. If NASDAQ accepts the compliance plan, NASDAQ may grant the Company an exception of up to 180 calendar days from the filing’s due date to regain compliance.

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

On April 12, 2024, the Company entered into a sixth waiver and amendment (the “Sixth Waiver and Amendment”) to the Current ABL Facility, dated as of February 19, 2021 (as amended by the Waiver and Amendment, the “Amended Current ABL Facility”), with the Company, the Company’s subsidiaries guarantors, Bank of America, N.A., as administrative agent and the lenders party thereto. The Sixth Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Annual Financial Deliverables for the year ended December 31, 2023 (the “2023 Form 10-K”) and Quarterly Financial Deliverables for the three months ended March 31, 2024 as required under the Current ABL Facility (the “2024 Q1 Form 10-Q” and, together with the “2023 Form 10-K”, the “Delayed Reports”). The Sixth Waiver and Amendment set a due date of May 31, 2024 for the Delayed Reports. On May 30, 2024, the Company entered into a seventh waiver and amendment (the “Seventh Waiver and Amendment” to the Amended Current ABL Facility. The Seventh Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Delayed Reports. The Seventh Waiver and Amendment sets a due date of June 17, 2024 for the Delayed Reports.

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

The following table shows the percentage of consolidated net revenue generated by each reporting segment.

	For The Three Months Ended
	March 31,
	2024	2023
Radio broadcasting segment	34.8%	32.1%

Reach Media segment	8.1%	9.9%

Digital segment	13.4%	13.7%

Cable television segment	44.3%	45.2%

All other - corporate/eliminations	(0.6)%	(0.9)%

The following table shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	For The Three Months Ended
	March 31,
	2024	2023
Percentage of core radio business generated from local advertising	65.3%	60.6%

Percentage of core radio business generated from national advertising, including network advertising	30.7%	36.5%

National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenue from our radio segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following table shows the sources of our net revenue for the three months ended March 31, 2024 and 2023:

	Three Months
	Ended March 31,
	2024	2023	$ Change	% Change

	(In thousands)
Net revenue:
Radio advertising	$41,341	$43,108	$(1,767)	(4.1)%
Political advertising	1,237	296	941	317.9
Digital advertising	13,946	15,024	(1,078)	(7.2)
Cable television advertising	25,365	25,822	(457)	(1.8)
Cable television affiliate fees	20,787	23,837	(3,050)	(12.8)
Event revenues & other	1,734	1,782	(48)	(2.7)
Net revenue	$104,410	$109,869	$(5,459)	(5.0)%

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

Reach Media primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show and the DL Hughley Show. Reach Media also operates www.BlackAmericaWeb.com, an African-American targeted news and entertainment website, in addition to providing various other event-related activities.

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

URBAN ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended
	2024	2023	Change

	(In thousands)		(In thousands)

Statements of Operations:
Net revenue	$104,410	$109,869	$(5,459)	(5.0)%
Operating expenses:
Programming and technical, excluding stock-based compensation	32,659	33,854	(1,195)	(3.5)
Selling, general and administrative, excluding stock-based compensation	39,737	36,715	3,022	8.2
Corporate selling, general and administrative, excluding stock-based compensation	15,892	8,530	7,362	86.3
Stock-based compensation	1,384	3,278	(1,894)	(57.8)
Depreciation and amortization	1,850	2,597	(747)	(28.8)
Impairment of goodwill, intangible assets, and long-lived assets	—	16,775	(16,775)	(100.0)
Total operating expenses	91,522	101,749	(10,227)	(10.1)
Operating income	12,888	8,120	4,768	58.7
Interest income	1,998	333	1,665	500.0
Interest expense	12,998	14,068	(1,070)	(7.6)
Gain on retirement of debt	7,874	2,356	5,518	234.2
Other income (expense), net	886	(312)	1,198	(384.0)
Income (loss) from consolidated operations before provision for (benefit from) income taxes	10,648	(3,571)	14,219	*NM
Provision for (benefit from) income taxes	2,502	(1,160)	3,662	(315.7)
Net income (loss) from consolidated operations	8,146	(2,411)	10,557	*NM
Loss from unconsolidated joint venture	(411)	—	(411)	100.0
Net income (loss)	7,735	(2,411)	10,146	*NM
Net income attributable to noncontrolling interests	242	511	(269)	(52.6)
Net income (loss) attributable to common stockholders	$7,493	$(2,922)	$10,415	*NM	%

*NM- Not meaningful

Net revenue

Three Months Ended March 31,		Change
2024	2023
$104,410	$109,869	$(5,459)	(5.0)%

During the three months ended March 31, 2024, we recognized approximately $104.4 million in net revenue compared to approximately $109.9 million during the three months ended March 31, 2023. These amounts are net of agency and outside sales representative commissions. We recognized approximately $36.4 million of revenue from our radio broadcasting segment during the three months ended March 31, 2024, compared to approximately $35.2 million during the three months ended March 31, 2023, an increase of approximately $1.2 million. This increase was primarily due to the Houston station acquisition, which was completed in August 2023, offset by a decrease in national advertising. We recognized approximately $8.5 million of revenue from our Reach Media segment during the three months ended March 31, 2024, compared to approximately $10.9 million for the three months ended March 31, 2023, a decrease of approximately $2.4 million. The decrease was primarily driven by the decrease in overall demand and attrition of advertisers. We recognized approximately $14.0 million of revenue from our digital segment during the three months ended March 31, 2024, compared to approximately $15.1 million for the three months ended March 31, 2023, a decrease of approximately $1.1 million. The decrease was primarily driven by a decrease in national markets digital sales and lower demand from the Company’s advertisers. We recognized approximately $46.2 million of revenue from our cable television segment during the three months ended March 31, 2024, compared to approximately $49.7 million for the three months ended March 31, 2023, a decrease of approximately $3.5 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the consistent churn in subscribers.

Operating expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Change
2024	2023
$32,659	$33,854	$(1,195)	(3.5)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were $32.7 million for the three months ended March 31, 2024, compared to $33.9 million for the three months ended March 31, 2023, a decrease of approximately $1.2 million. Expenses in our cable television segment for the three months ended March 31, 2024 decreased approximately $1.8 million compared to the three months ended March 31, 2023. The decrease was primarily driven by lower content amortization expense which decreased approximately $1.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Expenses in our radio broadcasting segment for the three months ended March 31, 2024 increased approximately $1.0 million, compared to the three months ended March 31, 2023. This increase was primarily driven by an increase in payroll, rent and utilities due to the Houston station acquisition, which was completed in August 2023.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Change
2024	2023
$39,737	$36,715	$3,022	8.2%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $39.7 million for the three months ended March 31, 2024 compared to $36.7 million for the three months ended March 31, 2023, an increase of approximately $3.0 million. Expenses in our radio broadcasting segment increased approximately $2.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 due primarily to higher payroll, research, travel and entertainment costs and insurance costs as a result of the Houston station acquisition, which was completed in August 2023. Expenses in our Reach Media segment decreased approximately $0.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 due primarily to lower affiliate station costs and event entertainment expenses. Expenses in our digital segment decreased approximately $0.4 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 due primarily to an decrease in bad debt expense and selling costs associated with our national clients. Expenses in our cable television segment increased approximately $1.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 due primarily to an increase in promotional events and travel and entertainment expenses.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Change
2024	2023
$15,892	$8,530	$7,362	86.3%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $15.9 million for the three months ended March 31, 2024 compared to $8.5 million for the three months ended March 31, 2023, an increase of approximately $7.4 million. The increase was primarily due to higher third-party consulting and audit expenses.

Stock-based compensation

Three Months Ended March 31,		Change
2024	2023
$1,384	$3,278	$(1,894)	(57.8)%

Stock-based compensation expense was approximately $1.4 million for the three months ended March 31, 2024 compared to $3.3 million for the three months ended March 31, 2023, a decrease of approximately $1.9 million. The decrease in stock-based compensation was primarily due to the timing of grants and vesting of stock awards for executive officers and other management personnel.

Depreciation and amortization

Three Months Ended March 31,		Change
2024	2023
$1,850	$2,597	$(747)	(28.8)%

Depreciation and amortization expense was approximately $1.9 million for the three months ended March 31, 2024 compared to approximately $2.6 million for the three months ended March 31, 2023, a decrease of approximately $0.7 million due to capitalized assets becoming fully depreciated.

Impairment of goodwill, intangible assets, and long-lived assets

Three Months Ended March 31,		Change
2024	2023
$—	$16,775	$(16,775)	(100.0)%

There was no impairment of goodwill, intangible assets and long-lived assets during the three months ended March 31, 2024 compared to $16.8 million for the three months ended March 31, 2023. The expense for the three months ended March 31, 2023 was driven by an impairment loss associated with the sale of the KROI-FM radio broadcasting license as discussed in Note 3 – Acquisitions and Dispositions of the Company’s condensed consolidated financial statements.

Interest income

Three Months Ended March 31,		Change
2024	2023
$1,998	$333	$1,665	500.0%

Interest income was approximately $2.0 million for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023. The increase was driven by higher cash and cash equivalents balances in the three months ended March 31, 2024 than in the corresponding period in 2023.

Interest expense

Three Months Ended March 31,		Change
2024	2023
$12,998	$14,068	$(1,070)	(7.6)%

Interest expense was approximately $13.0 million for the three months ended March 31, 2024 compared to approximately $14.1 million for the three months ended March 31, 2023, a decrease of approximately $1.1 million. The decrease was due to lower overall debt balances outstanding. During the first quarter of 2024, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 88.3% of par.

Gain on retirement of debt

Three Months Ended March 31,		Change
2024	2023
$7,874	$2,356	$5,518	234.2%

There was $7.9 million gain on retirement of debt for the three months ended March 31, 2024 compared to approximately $2.4 million for the three months ended March 31, 2023. The Company repurchased $75.0 million of its 2028 Notes which resulted in a net gain of $7.9 million during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company repurchased $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par resulting in a net gain of approximately $2.4 million.

Other income (expense), net

Three Months Ended March 31,		Change
2024	2023
$886	$(312)	$1,198	(384.0)%

Other income, net, was approximately $0.9 million for the three months ended March 31, 2024 compared to other expense, net of $0.3 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company recognized income related to the sale of its equity interest in Broadcast Music, Inc.

Provision for (benefit from) income taxes

Three Months Ended March 31,		Change
2024	2023
$2,502	$(1,160)	$3,662	(315.7)%

For the three months ended March 31, 2024, we recorded a provision for income taxes of approximately $2.5 million. This amount is based on the actual effective tax rate of 23.5%. This rate includes $0.3 million of discrete tax benefits primarily related to deferred rate changes. For the three months ended March 31, 2023, we recorded a benefit from income taxes of approximately $1.2 million on pre-tax loss from consolidated operations of approximately $3.6 million which results in an effective tax rate of 32.5%. This rate includes $0.1 million of discrete tax benefits primarily related to statutory state tax rate changes.

Loss from unconsolidated joint venture

Three Months Ended March 31,		Change
2024	2023
$(411)	$—	$(411)	100%

For the three months ended March 31, 2024, we recognized approximately $0.4 million loss from unconsolidated joint venture related to the Company’s investment on RVAEH.

Net income attributable to noncontrolling interests

Three Months Ended March 31,		Change
2024	2023
$242	$511	$(269)	(52.6)%

Net income attributable to noncontrolling interests was approximately $0.2 million for the three months ended March 31, 2024 compared to approximately $0.5 million for the three months ended March 31, 2023. The decrease in net income attributable to noncontrolling interests was due primarily to the change in ownership interest in Reach Media during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Non-GAAP Financial Measures

The presentation of non-GAAP financial measures is not intended to be considered in isolation from, as a substitute for, or superior to the financial information prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). We use non-GAAP financial measures including broadcast and digital operating income and Adjusted EBITDA as additional means to evaluate our business and operating results through period-to-period comparisons. Reconciliations of our non-GAAP financial measures to the most directly comparable GAAP financial measures are included below for review. Reliance should not be placed on any single financial measure to evaluate our business.

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

Broadcast and digital operating income decreased to approximately $32.0 million for the three months ended March 31, 2024, compared to approximately $39.3 million for the comparable period in 2023, a decrease of approximately $7.3 million or 18.5%. The decrease was primarily due to lower broadcast and digital operating income at all segments. Our digital segment generated approximately $3.0 million of broadcast and digital operating income during the three months ended March 31, 2024, compared to approximately $3.8 million during the three months ended March 31, 2023. Reach Media generated approximately $2.5 million of broadcast and digital operating income during the three months ended March 31, 2024, compared to approximately $4.2 million during the three months ended March 31, 2023. Cable television generated approximately $19.5 million of broadcast and digital operating income during the three months ended March 31, 2024, compared to approximately $22.4 million during the three months ended March 31, 2023. The decrease in the cable television segment’s broadcast and digital operating income was primarily from lower net revenues and higher selling, general and administrative costs offset by lower programming and technical expenses. Finally, our radio broadcasting segment generated approximately $6.6 million of broadcast and digital operating income during the three months ended March 31, 2024, compared to approximately $8.9 million during the three months ended March 31, 2023, primarily due to higher selling, general and administrative costs.

(c) Adjusted EBITDA: Adjusted EBITDA consists of net income (loss) plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to noncontrolling interests, impairment of goodwill, intangible assets, and long-lived assets, stock-based compensation, (gain) loss on retirement of debt, corporate costs, severance-related costs, investment income, loss from unconsolidated joint venture, less (2) other income, net and interest income. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Net revenue	$104,410	$109,869
Broadcast and digital operating income	32,014	39,300
Adjusted EBITDA	21,545	30,285
Net income (loss) attributable to common stockholders	7,493	(2,922)

The reconciliation of net income (loss) to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Net income (loss) attributable to common stockholders	$7,493	$(2,922)
Add back/(deduct) certain non-broadcast and digital operating income items included in net income:
Interest income	(1,998)	(333)
Interest expense	12,998	14,068
Provision for (benefit from) income taxes	2,502	(1,160)
Corporate selling, general and administrative, excluding stock-based compensation	15,892	8,530
Stock-based compensation	1,384	3,278
Gain on retirement of debt	(7,874)	(2,356)
Other (income) expense, net	(886)	312
Loss from unconsolidated joint venture	411	—
Depreciation and amortization	1,850	2,597
Net income attributable to noncontrolling interests	242	511
Impairment of goodwill, intangible assets, and long-lived assets	—	16,775
Broadcast and digital operating income	$32,014	$39,300

The reconciliation of net income (loss) to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2024	2023

	(In thousands)

Net income (loss) attributable to common stockholders	$7,493	$(2,922)
Add back/(deduct) certain non-broadcast and digital operating income items included in net income:
Interest income	(1,998)	(333)
Interest expense	12,998	14,068
Provision for (benefit from) income taxes	2,502	(1,160)
Depreciation and amortization	1,850	2,597
EBITDA	$22,845	$12,250
Stock-based compensation	1,384	3,278
Gain on retirement of debt	(7,874)	(2,356)
Other (income) expense, net	(886)	312
Loss from unconsolidated joint venture	411	—
Net income attributable to noncontrolling interests	242	511
Corporate costs[1]	5,359	(376)
Employment Agreement Award and other compensation	—	(144)
Severance-related costs	64	150
Impairment of goodwill, intangible assets, and long-lived assets	—	16,775
Investment expense from MGM National Harbor[2]	—	(115)
Adjusted EBITDA	$21,545	$30,285

1 Corporate costs include professional fees related to the material weakness remediation efforts.

2 Investment expense from MGM National Harbor is included in Other income (expense), net.

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

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance is approximately $155.7 million as of March 31, 2024. As of March 31, 2024, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.

The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.

On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the three months ended March 31, 2024 and 2023, the Company did not repurchase any shares of Class A stock. During the three months ended March 31, 2024, the Company repurchased 25,285 shares of Class D stock under this authorization at an average price of $3.76 for a total amount of $0.1 million. The Company did not repurchase any share of Class D stock during the three months ended March 31, 2023 under this authorization. The Company has $0.3 million remaining under its most recent and open authorization.

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

On May 17, 2021, the Company entered into an Open Market Sale Agreement (the “Class D Sale Agreement”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its Class D common stock, par value $0.001 per share (the “Class D Shares”). On May 17, 2021, the Company filed a prospectus supplement pursuant to the Class D Sale Agreement for the offer and sale of its Class D Shares having an aggregate offering price of up to $25.0 million. As of March 31, 2024, the Company has not sold any Class D Shares under the Class D Sale Agreement. The Company may from time to time also enter into new additional at the market, (“ATM”) programs and issue additional common stock from time to time under those programs.

During the three months ended March 31, 2024, the Company did not repurchase any shares of Class D Common Stock relating to the Class D Sale Agreement. During the three months ended March 31, 2023, the Company repurchased 824 shares of Class D Common Stock in the amount of approximately $3,000 at an average price of $3.99 per share.

During the three months ended March 31, 2024 and 2023, the Company executed Stock Vest Tax Repurchases of 370,767 shares of Class D Common Stock in the amount of approximately $1.3 million at a price of $3.48 per share and 255,618 shares of Class D Common Stock in the amount of approximately $1.3 million at an average price of $5.17 per share.

On March 8, 2023, Radio One Entertainment Holdings, LLC (“ROEH”) issued a Put Notice with respect to its Put Interest in MGM National Harbor (the “MGM Investment”). Upon issuance of the Put Notice, no later than thirty (30) days following receipt, MGM Investment was required to repurchase the Put Interest for cash. On April 21 2023, ROEH closed on the sale of the Put Interest and received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price. During the three months ended March 31, 2023, the Company received $8.8 million representing the Company’s annual distribution from MGM Investment with respect to fiscal year 2023.

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

During the three months ended March 31, 2024, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 88.3% of par, resulting in a net gain on retirement of debt of approximately $7.9 million. During the three months ended March 31, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million for the year ended December 31, 2023. As of March 31, 2024, the total outstanding aggregate principal amount of the senior secured notes due 2028 is $650.0 million. See Note 4 – Long-Term Debt of our condensed consolidated financial statements for further information on liquidity and capital resources.

On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of March 31, 2024, there were no borrowings outstanding on the Current ABL Facility. See Note 9 – Subsequent Events of our condensed consolidated financial statements for descriptions of amendments to the Current ABL Facility subsequent to March 31, 2024.

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

The following table provides a summary of our statements of cash flows for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023

	(In thousands)
Net cash flows (used in) provided by operating activities	$(2,477)	$17,104
Net cash flows provided by (used in) investing activities	406	(21,446)
Net cash flows used in financing activities	(75,753)	(25,606)

Net cash flows (used in) provided by operating activities were approximately $(2.5) million and $17.1 million for the three months ended March 31, 2024 and 2023, respectively. Net cash flow from operating activities for the three months ended March 31, 2024 decreased from the prior year primarily due to decreased profitability and lower collections of accounts receivable.

Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.

Net cash flows provided by (used in) investing activities were approximately $0.4 million and $(21.4) million for the three months ended March 31, 2024 and 2023, respectively. The effect of the RVAEH deconsolidation was the main driver for the increase in investing cash flows for the three months ended March 31, 2023.

Net cash flows used in financing activities were approximately $75.8 million and $25.6 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company paid approximately $66.2 million and $22.3 million, respectively, to repurchase $75.0 million and $25.0 million of our 2028 Notes. We repurchased approximately $1.4 million and $1.3 million of our Class D Common Stock during the three months ended March 31, 2024 and 2023, respectively. In addition, the noncontrolling interest shareholders of Reach Media exercised 50% of their Put Right on January 26, 2024, which resulted in a cash outflow of approximately $7.6 million. Finally, Reach Media paid approximately $1.8 million and $2.0 million in dividends to noncontrolling interest shareholders during the three months ended March 31, 2024 and 2023, respectively.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 – Summary of Significant Accounting Policies of the consolidated financial statements in our 2023 Form 10-K. There have been no significant changes in our critical accounting policies from those presented in our Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates are described in our Form 10-K for the year ended December 31, 2023 under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 – Summary of Significant Accounting Policies of our condensed consolidated financial statements for a summary of recent accounting pronouncements.

CAPITAL AND COMMERCIAL COMMITMENTS

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2028, through August 2031. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application was filed and is pending.

Indebtedness

As of March 31, 2024, we had approximately $650.0 million of our 2028 Notes outstanding within our corporate structure. See Note 4 - Long-Term Debt of our condensed consolidated financial statements. The Company had no other indebtedness.

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

The Radio Music Licensing Committee (“RMLC”), of which we are a represented participant, has negotiated and entered into, on behalf of participating members, an Interim License Agreement with ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026. The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term. The RMLC is negotiating with BMI and SESAC.

Lease Obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next forty-eight years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next five years.

Reach Media Noncontrolling Interest

Beginning on January 1, 2018, the noncontrolling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”).  This annual right is exercisable for a 30 day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One.

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of March 31, 2024:

	Payments Due by Period

	Remainder of					2029 and
Contractual Obligations	2024	2025	2026	2027	2028	Beyond	Total

	(In thousands)
7.375% Subordinated Notes (1)	$35,953	$47,938	$47,938	$47,938	$653,995	$—	$833,762
Other operating contracts/agreements (2)	73,447	39,083	16,240	5,976	3,817	11,538	150,101
Operating lease obligations	11,144	8,841	6,205	4,696	3,647	16,904	51,437
Total	$120,544	$95,862	$70,383	$58,610	$661,459	$28,442	$1,035,300
(1)	Includes interest obligations based on interest rates on senior secured notes outstanding as of March 31, 2024.
(2)	Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility (if applicable) and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

Of the total amount of other operating contracts and agreements included in the table above, approximately $96.4 million has not been recorded on the balance sheet as of March 31, 2024, as it does not meet recognition criteria. Approximately $26.5 million relates to certain commitments for content agreements for our cable television segment, approximately $28.5 million relates to employment agreements, and the remainder relates to other agreements. As of March 31, 2024, the Company has entered into an operating lease for an office and studio space, that has not yet commenced and that has minimum lease payments of $1.3 million. This operating lease will commence in the second quarter of 2024 with a lease term of 7.2 years.

Off-Balance Sheet Arrangements

As of March 31, 2024, the Company closed its letter of credit reimbursement and security agreement with capacity of up to $1.2 million and received a $1.2 million deposit held with the counterparty in connection with the agreement. In addition, the Current ABL Facility provides for letter of credit capacity of up to $5.0 million subject to certain limitations on availability.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our CEO (“Chief Executive Officer”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation and as a result of material weaknesses in our internal control over financial reporting as described in the Form 10-K for the fiscal year ended December 31, 2023, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024.

(b) Changes in internal control over financial reporting

During the first quarter of 2024, we hired a Vice Present – Finance, Corporate Controller and continued to engage additional external resources to augment our accounting team. We continue to execute, refine and evaluate our remediation plan with the support of external resources possessing the appropriate depth of expertise in financial controls and operations. We will not be able to conclude that we have remediated a material weakness until the remediation plans are fully implemented; the applicable controls operate for a sufficient period of time; and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate. Except as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our risk factors are described in our Form 10-K for the year ended December 31, 2023 under the heading Part I, “Item 1A. Risk Factors”. There have been no changes to our risk factors from those disclosed in our Form 10-K filed June 7, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of SEC Regulation S-K.

Item 6.  Exhibits

Exhibit Number	Description
10.4

Employment Agreement dated as of January 1, 2022 between Urban One, Inc. and Alfred C. Liggins, III (incorporated by reference to Exhibit 99.1 to Urban One’s Current Report on Form 8-K as filed April 9, 2024)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

June 7, 2024