Form 10-Q
period 2024-06-30
URBAN ONE, INC.
filed 2024-08-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2024
Class A Common Stock, $.001 Par Value	8,746,122
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	34,772,677

CERTAIN DEFINITIONS
Unless otherwise noted, throughout this report, the terms “Urban One,” the “Company,” “we,” “our” and “us” refer to Urban One, Inc. together with its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
Our disclosure and analysis in this quarterly report on Form 10-Q concerning our operations, cash flows and financial position, contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements often contain words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and variations of such words or similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control and could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:
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
•regulation by the Federal Communications Commission ("FCC") relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;
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
•disruptions to our technology network including computer systems and software, whether by human-caused or other disruptions of our operating systems, structures or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods and earthquakes;
•material weaknesses identified in our internal control over financial reporting which, if not remediated, could result in material misstatements in our consolidated financial statements;
•failure to meet the continued listing standards of NASDAQ Stock Market (“NASDAQ”), which could cause our common stock to be delisted, and which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation; and
•other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”) filed on June 7, 2024.
You should not place undue reliance on these forward-looking statements, which reflect our views based only on information currently available to us as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

NET REVENUES	$117,744	$129,652	$222,154	$239,521
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $7, $7, $14 and $70, respectively	33,263	32,554	65,929	66,471
Selling, general and administrative, including stock-based compensation of $156, $154, $319 and $313, respectively	50,448	49,931	90,348	86,805
Corporate selling, general and administrative, including stock-based compensation of $916, $2,160, $2,130 and $5,215, respectively	10,703	13,545	27,809	25,130
Depreciation and amortization	2,993	1,886	4,843	4,483
Impairment of goodwill, intangible assets, and long-lived assets	80,758	22,081	80,758	38,856
Total operating expenses	178,165	119,997	269,687	221,745
Operating (loss) income	(60,421)	9,655	(47,533)	17,776
INTEREST INCOME	1,777	1,898	3,775	2,232
INTEREST EXPENSE	12,404	13,972	25,402	28,040
GAIN ON RETIREMENT OF DEBT	7,425	—	15,299	2,356
OTHER INCOME, NET	14	96,773	900	96,460
(Loss) income from consolidated operations before (benefit from) provision for income taxes	(63,609)	94,354	(52,961)	90,784
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(18,512)	23,197	(16,010)	22,037
NET (LOSS) INCOME FROM CONSOLIDATED OPERATIONS	(45,097)	71,157	(36,951)	68,747
LOSS FROM UNCONSOLIDATED JOINT VENTURE	—	—	(411)	—
NET (LOSS) INCOME	(45,097)	71,157	(37,362)	68,747
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	334	791	576	1,303
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(45,431)	$70,366	$(37,938)	$67,444

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS (per share)
Basic	$(0.94)	$1.48	$(0.78)	$1.42
Diluted	$(0.94)	$1.39	$(0.78)	$1.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	48,483,639	47,629,163	48,434,513	47,514,722
Diluted	48,483,639	50,616,435	48,434,513	50,373,714
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

NET (LOSS) INCOME	$(45,097)	$71,157	$(37,362)	$68,747
Reclassification adjustment for realized gain on available-for-sale securities included in net income	—	(96,826)	—	(96,826)
Income tax provision related to reclassification for realized gain	—	23,599	—	23,599
OTHER COMPREHENSIVE LOSS, NET OF TAX	—	(73,227)	—	(73,227)
COMPREHENSIVE LOSS	$(45,097)	$(2,070)	$(37,362)	$(4,480)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	334	791	576	1,303
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(45,431)	$(2,861)	$(37,938)	$(5,783)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131,890	$233,090
Restricted cash	482	480
Trade accounts receivable, net of allowance for expected credit losses of $8,465 and $8,638, respectively	122,603	133,194
Prepaid expenses	7,078	9,504
Current portion of content assets	35,850	29,748
Other current assets	10,779	15,950
Total current assets	308,682	421,966
CONTENT ASSETS, NET	82,523	82,448
PROPERTY AND EQUIPMENT, NET	28,414	28,661
GOODWILL	216,599	216,599
RIGHT OF USE ASSETS, NET	33,461	31,649
RADIO BROADCASTING LICENSES	294,538	375,296
OTHER INTANGIBLE ASSETS, NET	46,525	49,104
OTHER ASSETS	8,883	5,450
Total assets	$1,019,625	$1,211,173
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,756	$20,000
Accrued interest	18,966	22,342
Accrued compensation and related benefits	10,340	14,420
Current portion of content payables	16,599	22,389
Current portion of lease liabilities	10,512	10,648
Other current liabilities	36,467	42,831
Total current liabilities	111,640	132,630
LONG-TERM DEBT, net of original issue discount and issuance costs	607,865	716,246
CONTENT PAYABLES, net of current portion	3,744	3,402
LONG-TERM LEASE LIABILITIES	24,184	22,377
OTHER LONG-TERM LIABILITIES	18,818	24,995
DEFERRED TAX LIABILITIES, NET	4,928	20,938
Total liabilities	771,179	920,588

COMMITMENTS AND CONTINGENCIES (NOTE 18)
REDEEMABLE NON-CONTROLLING INTERESTS	9,071	16,520

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 9,404,395 and 9,853,672 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	9	10
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 and 2,861,843 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 and 2,045,016 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,797,532 and 34,116,485 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	35	34
Additional paid-in capital	1,010,635	1,007,387
Accumulated deficit	(771,309)	(733,371)
Total stockholders’ equity	239,375	274,065
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$1,019,625	$1,211,173
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2023	$—	$10	$3	$2	$34	$—	$1,007,387	$(733,371)	$274,065
Net income attributable to Urban One	—	—	—	—	—	—	—	7,493	7,493
Stock-based compensation expense	—	—	—	—	—	—	1,384	—	1,384
Repurchase of 396,052 shares of Class D common stock	—	—	—	—	—	—	(1,386)	—	(1,386)
Vesting of stock-based payment awards upon grant	—	—	—	—	1	—	4,649	—	4,650
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	(1,004)	—	(1,004)
BALANCE, as of March 31, 2024	$—	$10	$3	$2	$35	$—	$1,011,030	$(725,878)	$285,202
Net loss attributable to Urban One	—	—	—	—	—	—	—	(45,431)	(45,431)
Stock-based compensation expense	—	—	—	—	—	—	1,079	—	1,079
Repurchase of 449,277 shares of Class A common stock	—	(1)	—	—	—	—	(923)	—	(924)
Repurchase of 113,283 shares of Class D common stock	—	—	—	—	—	—	(178)	—	(178)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	(373)	—	(373)
BALANCE, as of June 30, 2024	$—	$9	$3	$2	$35	$—	$1,010,635	$(771,309)	$239,375

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(736,010)	$330,750
Cumulative effect of accounting change	—	—	—	—	—	—	—	589	589
BALANCE, as of January 1, 2023	$—	$10	$3	$2	$34	$73,227	$993,484	$(735,421)	$331,339
Net loss attributable to Urban One	—	—	—	—	—	—	—	(2,922)	(2,922)
Stock-based compensation expense	—	—	—	—	—	—	2,558	—	2,558
Repurchase of 256,442 shares of Class D common stock	—	—	—	—	—	—	(1,324)	—	(1,324)
Vesting of stock-based payment awards upon grant	—	—	—	—	—	—	3,234	—	3,234
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	(1,308)	—	(1,308)
BALANCE, as of March 31, 2023	$—	$10	$3	$2	$34	$73,227	$996,644	$(738,343)	$331,577
Net income attributable to Urban One	—	—	—	—	—	—	—	70,366	70,366
Stock-based compensation expense	—	—	—	—	—	—	1,305	—	1,305
Repurchase of 18,459 shares of Class D common stock	—	—	—	—	—	—	(111)	—	(111)
Sale of MGM investment	—	—	—	—	—	(73,227)	—	—	(73,227)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	1,621	—	1,621
BALANCE, as of June 30, 2023	$—	$10	$3	$2	$34	$—	$999,459	$(667,977)	$331,531
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(37,362)	$68,747
Adjustments to reconcile net (loss) income to net cash from operating activities:
Bad debt expense	48	(311)
Depreciation and amortization	4,843	4,483
Amortization of debt financing costs	994	968
Amortization of launch assets	2,490	2,490
Amortization of content assets	22,543	24,374
Deferred income taxes	(16,010)	21,365
Amortization of right of use assets	5,337	4,248
Impairment of goodwill, intangible assets, and long-lived assets	80,758	38,856
Stock-based compensation expense	2,463	5,598
Gain on retirement of debt	(15,299)	(2,356)
Realized gain on available-for-sale debt securities	—	(96,826)
Non-cash fair value adjustment of Employment Agreement Award	(6,263)	(1,818)
Other	(532)	187
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	10,542	19,774
Prepaid expenses and other current assets	4,599	2,260
Other assets	(4,181)	1,249
Content assets and payables	(34,168)	(26,479)
Accounts payable	(1,010)	(699)
Accrued interest	(3,392)	(769)
Accrued compensation and related benefits	(4,080)	(8,419)
Other liabilities	(6,885)	(12,647)
Launch support	(1,750)	(2,500)
Net cash flows provided by operating activities	3,685	41,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,039)	(4,118)
Restricted cash derecognized in deconsolidation of joint venture	—	(26,000)
Proceeds from sale of joint venture interest	—	6,563
Proceeds from sale of available-for-sale debt securities	—	136,826
Proceeds from sale of equity securities	829	—
Cash receipts related to disposition of station	3,500	—
Investment in unconsolidated joint venture	(609)	—
Net cash flows (used in) provided by investing activities	(319)	113,271
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of ownership interest in Reach Media	(7,603)	—
Repurchase of long-term debt	(93,934)	(22,281)
Repurchase of common stock	(2,488)	(1,435)
Release of secured letters of credit deposit	1,260	—
Payment of dividends to non-controlling interest members of Reach Media	(1,799)	(2,001)
Net cash flows used in financing activities	(104,564)	(25,717)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(101,198)	129,329
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	233,570	101,879
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$132,372	$231,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$27,691	$27,723
Income taxes, net of refunds	$2,140	$69

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Operating right-of-use assets obtained in exchange for lease obligations	$6,983	$1,396
Non-cash content asset additions	$13,457	$—
Adjustment of redeemable non-controlling interests to estimated redemption value	$1,377	$(313)
Asset retirement obligation capitalized	$448	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of June 30, 2024, we owned and/or operated 72 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 13 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 90.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
Our core radio broadcasting franchise operates under the brand “Radio One.” We also operate other brands, such as TV One, CLEO TV, Reach Media, iONE Digital, and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.
As part of our condensed consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) radio broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. (See Note 17 – Segment Information of our condensed consolidated financial statements.)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K (“Form 10-K”). There have been no significant changes to the Company’s accounting policies as described in Note 3 - Summary of significant accounting policies, in the notes to the consolidated financial statements in Item 8 of Part II of Form 10-K.
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

Principles of Consolidation
The consolidated financial statements include the accounts and operations of Urban One and subsidiaries in which Urban One has a controlling financial interest, which is generally determined when the Company holds a majority voting interest. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests have been recognized where a controlling interest exists, but the Company owns less than 100% of the controlled entity.
The Company is required to include the financial statements of variable interest entities (“VIE”) in its consolidated financial statements. Under the VIE model, the Company consolidates an investment if it has control to direct the activities of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. The most significant estimates and assumptions are used in determining: (i) estimates of future cash flows used to evaluate and recognize impairments; (ii) estimates of fair value of Employment Agreement Award (as defined below) and redeemable non-controlling interest in Reach Media; (iii) deferred taxes and related valuation allowance, including uncertain tax positions; (iv) the amortization patterns of content assets; (v) incremental borrowing rate and lease term for the Company's lease arrangements and (vi) estimate allowance for expected credit losses on trade accounts receivable.
These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. The Company bases these estimates on historical experience, the current economic environment or various other assumptions that are believed to be reasonable under the circumstances. However, economic uncertainty and any disruption in financial markets increase the possibility that actual results may differ from these estimates.
Supplemental Financial Information
The following table presents the components of Other Current Liabilities and Other Long-term Liabilities:

	June 30, 2024	December 31, 2023

	(In thousands)
Other current liabilities
Customer advances and unearned income	$4,137	$4,851
Unearned event income	338	4,864
Reserve for audience deficiency	18,608	12,779
Professional fee accrual	3,595	1,658
Operating expense accruals	1,312	5,090
Accrued stock compensation	—	4,650
Employment agreement award (as defined in Note 7)	4,776	3,685
Launch liability	—	1,750
Deferred barter revenue	2,350	1,848
Other	1,351	1,656
Total other current liabilities	$36,467	$42,831

Other long-term liabilities
Employment agreement award (as defined in Note 7)	$11,931	$19,285
Launch liability	3,500	3,500
Other	3,387	2,210
Total long-term liabilities	$18,818	$24,995

Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the condensed consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Cash and cash equivalents	$131,890	$230,731
Restricted cash	482	477
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$132,372	$231,208
3. NET REVENUES

Revenue Recognition

The following tables show the sources of the Company’s net revenues by contract type and segment for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	All Other - Corporate/Eliminations	Consolidated
Three Months Ended June 30, 2024
Radio Advertising	$37,235	$8,845	$—	$—	$(659)	$45,421
Political Advertising	1,344	450	358	—	—	2,152
Digital Advertising	—	—	15,529	—	—	15,529
Cable Television Advertising	—	—	—	22,170	—	22,170
Cable Television Affiliate Fees	—	—	—	19,315	—	19,315
Event Revenues & Other	3,420	9,634	—	12	91	13,157
Net Revenues	$41,999	$18,929	$15,887	$41,497	$(568)	$117,744

Three Months Ended June 30, 2023
Radio Advertising	$36,925	$9,325	$—	$—	$(1,115)	$45,135
Political Advertising	363	—	47	—	—	410
Digital Advertising	—	—	18,861	—	—	18,861
Cable Television Advertising	—	—	—	30,247	—	30,247
Cable Television Affiliate Fees	—	—	—	22,184	—	22,184
Event Revenues & Other	1,908	10,727	—	(1)	181	12,815
Net Revenues	$39,196	$20,052	$18,908	$52,430	$(934)	$129,652

(In thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	All Other - Corporate/Eliminations	Consolidated
Six Months Ended June 30, 2024
Radio Advertising	$70,988	$17,226	$—	$—	$(1,453)	$86,761
Political Advertising	2,511	498	379	—	—	3,388
Digital Advertising	—	—	29,475	—	—	29,475
Cable Television Advertising	—	—	—	47,535	—	47,535
Cable Television Affiliate Fees	—	—	—	40,103	—	40,103
Event Revenues & Other	4,851	9,677	—	85	279	14,892
Net Revenues	$78,350	$27,401	$29,854	$87,723	$(1,174)	$222,154

Six Months Ended June 30, 2023
Radio Advertising	$70,765	$19,613	$—	$—	$(2,136)	$88,242
Political Advertising	610	—	48	—	—	658
Digital Advertising	—	—	33,932	—	—	33,932
Cable Television Advertising	—	—	—	56,069	—	56,069
Cable Television Affiliate Fees	—	—	—	46,020	—	46,020
Event Revenues & Other	3,001	11,355	(1)	19	226	14,600
Net Revenues	$74,376	$30,968	$33,979	$102,108	$(1,910)	$239,521
Contract Assets and Liabilities
Contract assets and contract liabilities that are not separately stated in the Company’s condensed consolidated balance sheets as of June 30, 2024, and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023

	(In thousands)
Contract assets:
Unbilled receivables	$4,706	$5,437
Contract liabilities:
Customer advances and unearned income	$4,137	$4,851
Reserve for audience deficiency	18,608	12,779
Unearned event income	338	4,864
Unbilled receivables consist of earned revenue that has not yet been billed. Contract assets are included in trade accounts receivable, net on the condensed consolidated balance sheets. Customer advances and unearned income represent advance payments by customers for future services under contract that are generally incurred in the near term. For advertising sold based on audience guarantees, audience deficiency typically results in an obligation to deliver additional advertising units to the customer, generally within one year of the campaign end date. To the extent that audience guarantees are not met, a reserve for audience deficiency is recorded until such a time that the audience guarantee has been satisfied. Unearned event income represents payments by customers for upcoming events. Contract liabilities are included in other current liabilities on the condensed consolidated balance sheets.
For customer advances and unearned income as of January 1, 2024, $2.5 million was recognized as revenue during the six months ended June 30, 2024. For the reserve for audience deficiency as of January 1, 2024, $1.5 million was recognized as revenue during the six months ended June 30, 2024. For unearned event income as of January 1, 2024, $4.9 million was recognized as revenue during the six months ended June 30, 2024.

Practical Expedients and Exemptions
The Company generally expenses employee sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses on the condensed consolidated statements of operations. Agency and outside sales representative commissions were approximately $9.4 million and $9.6 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $18.7 million and $18.8 million for of the six months ended June 30, 2024 and 2023, respectively.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, or (ii) contracts for which variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
4. LAUNCH ASSETS
The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The weighted-average amortization period for launch support and the remaining weighted-average amortization period for launch support as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023

Weighted-average amortization period	8.1	8.1
Remaining weighted-average amortization period	2.4	2.9
Launch support asset amortization for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Launch support asset amortization	$1,245	$1,245	$2,490	$2,490
Launch assets are included in other intangible assets on the condensed consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets. Amortization is recorded as a reduction to revenue.
5. ADVERTISING AND PROMOTIONS
The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses were approximately $7.8 million and $8.7 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $14.8 million and $15.8 million for the six months ended June 30, 2024 and 2023, respectively.
6. EARNINGS PER SHARE

Basic and diluted earnings per share (“EPS”) attributable to common stockholders is presented in conformity with the two-class method required for participating securities: Class A, Class B, Class C and Class D common stock. The rights of the holders of Class A, Class B, Class C and Class D common stock are identical, except with respect to voting, conversion, and transfer rights.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator:
Net (loss) income attributable to Class A, Class B, Class C and Class D stockholders	$(45,431)	$70,366	$(37,938)	$67,444
Denominator:
Weighted-average outstanding shares	48,483,639	47,629,163	48,434,513	47,514,722
Effect of dilutive securities:
Stock options and restricted stock	—	2,987,272	—	2,858,992
Weighted-average outstanding shares	48,483,639	50,616,435	48,434,513	50,373,714

EPS attributable to Class A, Class B, Class C and Class D stockholders per share – basic	$(0.94)	$1.48	$(0.78)	$1.42
EPS attributable to Class A, Class B, Class C and Class D stockholders per share – diluted	$(0.94)	$1.39	$(0.78)	$1.34
For the three and six months ended June 30, 2024, there were approximately 6.3 million and 5.1 million potentially dilutive securities, respectively, that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented. For the three and six months ended June 30, 2023 there were no material potentially antidilutive securities excluded from the computation of diluted EPS.
7. FAIR VALUE MEASUREMENTS
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

As of June 30, 2024 and December 31, 2023, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of June 30, 2024
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$16,707	$—	$—	$16,707

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$9,071	$—	$—	$9,071

Assets subject to fair value measurement:
Cash equivalents-money market funds(c)	$102,807	$102,807	$—	$—

As of December 31, 2023
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$22,970	$—	$—	$22,970

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$16,520	$—	$—	$16,520

Assets subject to fair value measurement:
Cash equivalents-money market funds(c)	$193,769	$193,769	$—	$—
(a)Pursuant to an employment agreement, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. On April 3, 2024, the Company entered into an employment agreement with Alfred C. Liggins, III, President and Chief Executive Officer, consistent with the terms approved by the Company’s Compensation Committee. The terms of the new employment agreements are effective as of January 1, 2022.
(b)The fair value is measured using an exit price methodology. Significant inputs to the exit price analysis include revenue growth rates, future operating profit margins, discount rate and an exit multiple.
(c)The Company measures and reports its cash equivalents that are invested in money market funds and valued based on quoted market prices which approximate cost due to their short-term maturities.
There were no transfers within Level 1, 2, or 3 during the six months ended June 30, 2024 and 2023. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2024 and 2023:

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2023	$22,970	$16,520
Net income attributable to non-controlling interests	—	576
Purchase of ownership interest in Reach Media	—	(7,603)
Dividends paid to non-controlling interests	—	(1,799)
Change in fair value(a)	(6,263)	1,377
Balance as of June 30, 2024	$16,707	$9,071

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2022	$25,741	$25,298
Net income attributable to non-controlling interests	—	1,303
Dividends paid to non-controlling interests	—	(2,001)
Change in fair value(a)	(1,818)	(313)
Balance as of June 30, 2023	$23,923	$24,287
(a)Amount of total income/(losses) for the period included in earnings attributable to the change in unrealized (gains) losses relating to liabilities still held at the reporting date.
Changes in the fair value of the Employment Agreement Award were recorded in the condensed consolidated statements of operations as corporate selling, general and administrative expenses for the six months ended June 30, 2024 and 2023. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the condensed consolidated balance sheets.
For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

				June 30, 2024		December 31, 2023

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value(a)
Employment Agreement Award	Discounted cash flow	Discount rate		13.0%		10.0%
Employment Agreement Award	Discounted cash flow	Operating profit margin range		38.0% - 41.2%		35.0% - 42.3%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range		(2.1)% - 2.5%		(2.1)% - 2.5%
Employment Agreement Award	Market approach	Average recurring EBITDA multiple	4.5	x		6.3 - 6.5 x
Redeemable non-controlling interests	Discounted cash flow	Discount rate		N/A		12.5%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range		N/A		24.5% - 31.9%
Redeemable non-controlling interests	Discounted cash flow	Revenue growth rate range		N/A		1.2% - 16.5%
Redeemable non-controlling interests	Discounted cash flow	Exit multiple		N/A	4.0	x
(a)Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance of cash flows.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, which are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. See Note 13 – Goodwill and Radio Broadcasting Licenses of the Company's condensed consolidated financial statements for further discussion.

Financial Instruments
As of June 30, 2024, and December 31, 2023, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2024, and December 31, 2023, except for the Company’s long-term debt. On January 25, 2021, the Company borrowed $825.0 million in aggregate principal amount of senior secured notes due February 2028 and bearing interest at a rate of 7.375% (the “2028 Notes”). The 2028 Notes had a carrying value of approximately $614.5 million and fair value of approximately $477.8 million as of June 30, 2024, and had a carrying value of approximately $725.0 million and fair value of approximately $616.3 million as of December 31, 2023. The fair values of the 2028 Notes, classified as a Level 2 instrument, were determined based on the trading values of this instrument in an inactive market as of the reporting date. There were no borrowings outstanding on the Company’s asset-backed credit facility as of June 30, 2024, and December 31, 2023.
8. INVESTMENTS
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
9. CONTENT ASSETS
The gross cost and accumulated amortization of content assets is as follows:

	June 30, 2024	December 31, 2023	Period of Amortization

	(In thousands)
Produced content assets:
Completed	$155,040	$132,273
In-production	9,046	11,726
Licensed content assets acquired:
Acquired	36,074	35,520
Content assets, at cost	200,160	179,519	1‑5 Years
Less: accumulated amortization	(81,787)	(67,323)
Content assets, net	118,373	112,196
Less: current portion	(35,850)	(29,748)
Noncurrent portion	$82,523	$82,448
Amortization of content assets is recorded in the condensed consolidated statements of operations as programming and technical expenses. Content amortization for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Content amortization - acquired	$3,342	$3,891	$6,698	$10,202
Content amortization - produced	7,758	7,325	15,845	14,172
Total content amortization	$11,100	$11,216	$22,543	$24,374

10. RELATED PARTY TRANSACTIONS
Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise, and that Reach Media will be reimbursed its expenditures and receive a fee based on performance. The Foundation’s remittances to Reach Media under the agreements are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The agreement between Reach Media and the Foundation automatically renews annually. The agreement may be terminated: by mutual agreement; by one of the parties should its financial requirements not be met; or if a party is in breach by the non-breaching party, which shall have the right, but not the obligation, to terminate unilaterally. The Foundation owed Reach Media approximately $0.5 million and $1.0 million as of June 30, 2024 and December 31, 2023, respectively.
The Fantastic Voyage was operated in May 2024 and May 2023. For the six months ended June 30, 2024, the revenues, expenses, and operating income were approximately $9.6 million, $8.4 million, and $1.2 million, respectively, compared to the six months ended June 30, 2023 for which they were $10.0 million, $8.2 million, and $1.75 million, respectively.
Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of June 30, 2024 and December 31, 2023.
Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., was a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. As of December 31, 2023, the Company owed BMI approximately $0.3 million. On February 8, 2024, the sale of BMI to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of $0.8 million. Due to the sale of BMI, Alfred Liggins is no longer a member of the BMI Board of Directors. The Company incurred expenses of approximately $1.0 million during the three months ended June 30, 2023. The Company incurred expenses of approximately $0.8 million and $1.8 million during the six months ended June 30, 2024 and 2023, respectively.
11. NEW ACCOUNTING STANDARDS
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company expects this ASU to only impact its disclosures with no impacts to its results of operations, cash flows and financial condition.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received.

For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact its disclosures with no impacts to its results of operations, cash flows and financial condition.
12. ACQUISITIONS AND DISPOSITIONS
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
In anticipation of the FCC divestiture requirement and the CMG Acquisition, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the radio broadcasting segment to an unrelated third party for approximately $7.5 million. At the time of closing of the CMG Acquisition, the identified assets and liabilities of KROI-FM have a combined carrying value of approximately $9.9 million and $2.4 million, respectively. The major category of the assets included radio broadcasting licenses in the amount of approximately $7.3 million (net of impairment of approximately $16.8 million included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations for the three and six months ended June 30, 2023). On August 1, 2023, immediately prior to the closing of the CMG Acquisition, the identified assets and liabilities were transferred to the irrevocable trust and removed from the Company’s condensed consolidated balance sheet as part of customary closing terms. The identified assets and liabilities will remain in the trust until the transaction is complete, which is anticipated to occur on or about November 27, 2024.
As the identified assets and liabilities of KROI-FM were held in an irrevocable trust and the divestiture had not been completed as of June 30, 2024, the Company has recorded a right to receive payment from KROI-FM’s acquirer as a receivable of $2.1 million and $5.6 million within other current assets in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.
13. GOODWILL AND RADIO BROADCASTING LICENSES
Goodwill

As of June 30, 2024, the Company performed a qualitative impairment assessment for goodwill at four reporting units because of a decline in operating cash flows. Based on the impairment assessment performed, no goodwill impairment losses were recognized for the period ended June 30, 2024.

Radio Broadcasting Licenses

As of June 30, 2024, an increase in the discount rate, and a decline in the projected gross market revenues and operating profits triggered a qualitative impairment assessment for broadcasting licenses across all radio markets. The Company performed a quantitative impairment assessment for the broadcasting licenses for all radio markets to determine whether they were impaired.

To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow analysis for broadcasting licenses across all 13 radio markets. The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, operating profit margin, terminal growth rate, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $80.8 million associated with 9 radio markets within the radio broadcasting segment, included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations during the three and six months ended June 30, 2024.

The following table presents the changes in the Company’s radio broadcasting licenses carrying value during the six months ended June 30, 2024.

(In thousands)
Balance as of January 1, 2024	$375,296
Impairment charges	(80,758)
Balance as of June 30, 2024	$294,538

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the 13 radio markets in the most recent interim impairment assessment performed as of June 30, 2024.

Radio Broadcasting Licenses	June 30, 2024
Discount Rate	10.0%
Revenue Growth Rate Range	(3.2)% - 0.2%
Terminal Growth Rate	(0.5)%
Mature Market Share Range	1.0% - 28.5%
Operating Profit Margin Range	2.5% - 30.0%
14.    LONG-TERM DEBT
Long-term debt consists of the following:

	June 30, 2024	December 31, 2023

	(In thousands)
2028 Notes	$614,475	$725,000
Total debt	614,475	725,000
Less: original issue discount and issuance costs	(6,610)	(8,754)
Long-term debt, net	$607,865	$716,246
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
The amount of deferred financing costs included in interest expense for all instruments, for each of the three and six months ended June 30, 2024 and 2023, was approximately $0.5 million and $1.0 million, respectively. The Company’s effective interest rate for the three and six months ended June 30, 2024 and 2023 was 7.80% and 7.74%, respectively.
Under open authorizations, repurchases of the outstanding debt may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt is retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding debt and other factors, and subject to restrictions under applicable law.
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
During the second quarter of 2024, the Board of Directors authorized and approved a note repurchase program for up to $35.5 million of the currently outstanding 2028 Notes. During the three months ended June 30, 2024, the Company repurchased approximately $35.5 million of its 2028 Notes at an average price of approximately 78.0% of par, resulting in a net gain on retirement of debt of approximately $7.4 million.
During the six months ended June 30, 2024, the Company repurchased approximately $110.5 million of its 2028 Notes at an average price of approximately 85.0% of par, resulting in a net gain on retirement of debt of approximately $15.3 million.
The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.
Asset-Backed Credit Facilities
On February 19, 2021, the Company closed on its asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of June 30, 2024 and December 31, 2023, there was no balance outstanding on the Current ABL Facility.
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
All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company is in compliance as of June 30, 2024.
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
Between June 5, 2023 and May 30, 2024, the Company entered into six more waivers and amendments related to the Company’s failure to timely deliver certain financial deliverables as required under the Current ABL Facility Most recently, on May 30, 2024, the Company entered into a seventh waiver and amendment (the “Seventh Waiver and Amendment” to the Current ABL Facility. The Seventh Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Annual Financial Deliverables for the year ended December 31, 2023 (the “2023 Form 10-K”) and Quarterly Financial Deliverables for the three and six months ended June 30, 2024 as required under the Current ABL Facility (the “2024 Q1 Form 10-Q” and, together with the “2023 Form 10-K”, the “Delayed Reports”). The Seventh Waiver and Amendment sets a due date of June 17, 2024 for the Delayed Reports. The Delayed Reports were filed on June 7, 2024, bringing the Company back into compliance with the requirements under the Current ABL Facility.
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

Future Minimum Principal Payments
Future scheduled minimum principal payments of debt as of June 30, 2024, are as follows:

2028 Notes
(In thousands)
July-December 2024	$—
2025	—
2026	—
2027	—
2028	614,475
Total debt	$614,475
15.    INCOME TAXES
The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $16.0 million on pre-tax loss from consolidated operations of approximately $53.0 million for the six months ended June 30, 2024. This results in an effective tax rate of approximately 30.0%, which is also the estimated annual effective tax rate as there were no material net discrete taxes for the six months ended June 30, 2024.
In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of June 30, 2024, the Company believes it is more likely than not that these DTAs will be realized.
The Company is subject to continuous examination of the Company’s income tax returns by the Internal Revenue Service ("IRS") and other domestic tax authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.
16.    STOCKHOLDERS’ EQUITY
Stock Repurchase Program
From time to time, the Company may repurchase its equity securities in open market purchases. Under open authorizations, repurchases of the Company's equity securities may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased equity securities are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding equity securities and other factors, and subject to restrictions under applicable law.
On June 10, 2024, the Company’s board of directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “Stock Repurchase Program”). The Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted.
During the six months ended June 30, 2024, the Company repurchased 449,277 shares of Class A Common Stock in the amount of approximately $0.9 million at an average price of $2.06 per share. During the six months ended June 30, 2023, the Company did not repurchase any shares of Class A Common Stock.

During the six months ended June 30, 2024, the Company repurchased 87,659 shares of Class D Common Stock in the amount of approximately $0.1 million at an average price of $1.59 per share. During the six months ended June 30, 2023, the Company repurchased 824 shares of Class D Common Stock in the amount of approximately $3,000 at an average price of $3.99 per share. See Note 19 - Subsequent Events of the Company's condensed consolidated financial statements for additional purchases subsequent to June 30, 2024.

Stock Option and Restricted Stock Grant Plan
The 2019 Equity and Performance Incentive Plan is an equity performance incentive plan for stock options and restricted stock. Both Class A and Class D common stock are available for grant. The Company settles stock options, net of tax, upon exercise by issuing stock.
Pursuant to the terms of the Company’s stock plan and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market or repurchased by the Company for tax purposes on or about the vesting dates. Transactions and other information relating to stock options of Class D common stock for the six months ended June 30, 2024, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	5,224,136	$2.90	5.28	$5,021,952
Grants	740,139	3.56	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	—	—	—	—
Outstanding at June 30, 2024(a)	5,964,275	2.99	5.37	$49,770
Vested and expected to vest at June 30, 2024	5,912,099	2.97	5.34	49,770
Unvested at June 30, 2024	434,342	4.68	8.67	—
Exercisable at June 30, 2024	5,529,933	2.85	5.11	49,770
(a)The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2024, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2024. This amount changes based on the fair market value of the Company’s stock.
As of June 30, 2024, $0.4 million of total unrecognized compensation cost related to Class D stock options is expected to be recognized over a weighted-average period of 5 months. The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 was $1.82.
The Company did not grant any options to purchase shares of Class A common stock during the three and six months ended June 30, 2024.
Activity relating to grants of restricted shares of Class D common stock for the six months ended June 30, 2024, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2023	313,117	$4.77
Grants	1,190,382	3.48
Vested	(1,163,788)	3.51
Forfeited/cancelled/expired	—	—
Unvested at June 30, 2024	339,711	$4.55
Restricted stock grants for Class A and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant.

The Company did not grant any restricted shares of Class A stock during the three and six months ended June 30, 2024. There were no restricted shares of Class A common stock that vested or were cancelled during the period. There were 750,000 unvested shares of restricted Class A common stock as of June 30, 2024 and December 31, 2023.
As of June 30, 2024, approximately $0.9 million of total unrecognized compensation cost related to awards of restricted Class D common stock is expected to be recognized over a weighted-average period of 6 months and approximately $0.9 million of total unrecognized compensation cost related to awards of restricted Class A common stock is expected to be recognized over a weighted-average period of 6 months.
17.    SEGMENT INFORMATION
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

Detailed segment data for the three and six months ended June 30, 2024 and 2023, is presented in the following tables:

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Net revenues:
Radio Broadcasting	$41,999	$39,196
Reach Media	18,929	20,052
Digital	15,887	18,908
Cable Television	41,497	52,430
All other - corporate/eliminations*	(568)	(934)
Consolidated	$117,744	$129,652

Operating expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio Broadcasting	$31,298	$29,424
Reach Media	15,274	15,624
Digital	13,005	12,818
Cable Television	27,303	28,601
All other - corporate/eliminations	7,534	9,563
Consolidated	$94,414	$96,030

Depreciation and amortization:
Radio Broadcasting	$2,079	$888
Reach Media	40	40
Digital	397	364
Cable Television	176	251
All other - corporate/eliminations	301	343
Consolidated	$2,993	$1,886

Impairment of goodwill, intangible assets, and long-lived assets:
Radio Broadcasting	$80,758	$22,081
Reach Media	—	—
Digital	—	—
Cable Television	—	—
All other - corporate/eliminations	—	—
Consolidated	$80,758	$22,081

Operating (loss) income:
Radio Broadcasting	$(72,136)	$(13,197)
Reach Media	3,615	4,388
Digital	2,485	5,726
Cable Television	14,018	23,578
All other - corporate/eliminations	(8,403)	(10,840)
Consolidated	$(60,421)	$9,655

*Intercompany revenue included in net revenues above is as follows:
Radio Broadcasting	$(659)	$(934)

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Capital expenditures:
Radio Broadcasting	$1,753	$1,372
Reach Media	19	17
Digital	431	365
Cable Television	—	—
All other - corporate/eliminations	21	354
Consolidated	$2,224	$2,108

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Net revenues:
Radio Broadcasting	$78,350	$74,376
Reach Media	27,401	30,968
Digital	29,854	33,979
Cable Television	87,723	102,108
All other - corporate/eliminations*	(1,174)	(1,910)
Consolidated	$222,154	$239,521

Operating expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio Broadcasting	$61,144	$55,872
Reach Media	21,957	23,361
Digital	24,010	24,168
Cable Television	56,489	57,984
All other - corporate/eliminations	20,486	17,021
Consolidated	$184,086	$178,406

Depreciation and amortization:
Radio Broadcasting	$2,962	$1,805
Reach Media	82	79
Digital	814	701
Cable Television	301	1,216
All other - corporate/eliminations	684	682
Consolidated	$4,843	$4,483

Impairment of goodwill, intangible assets, and long-lived assets:
Radio Broadcasting	$80,758	$38,856
Reach Media	—	—
Digital	—	—
Cable Television	—	—
All other - corporate/eliminations	—	—
Consolidated	$80,758	$38,856

Operating (loss) income:
Radio Broadcasting	$(66,514)	$(22,157)
Reach Media	5,362	7,528
Digital	5,030	9,110
Cable Television	30,933	42,908
All other - corporate/eliminations	(22,344)	(19,613)
Consolidated	$(47,533)	$17,776

*Intercompany revenue included in net revenues above is as follows:
Radio Broadcasting	$(1,454)	$(1,910)

	Six Months Ended June 30,
	2024	2023

	(In thousands)
Capital expenditures:
Radio Broadcasting	$2,837	$2,387
Reach Media	29	51
Digital	878	965
Cable Television	69	11
All other - corporate/eliminations	226	704
Consolidated	$4,039	$4,118

	June 30, 2024	December 31, 2023

	(In thousands)
Total assets:
Radio Broadcasting	$420,197	$503,259
Reach Media	42,503	50,722
Digital	22,291	31,185
Cable Television	407,228	398,660
All other - corporate/eliminations	127,406	227,347
Consolidated	$1,019,625	$1,211,173
18.    COMMITMENTS AND CONTINGENCIES
Radio Broadcasting Licenses
Each of the Company’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2027 through August 1, 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is filed and is pending, as is the case with respect to each of the Company’s stations with licenses that have expired.
Royalty Agreements
Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers Authors and Publishers (“ASCAP”), Broadcast Music, Inc (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations (“PRO”), particularly ASCAP and BMI, and new entities, such as Global Music Rights Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. These licenses periodically come up for renewal, and as a result certain of the Company’s PRO licenses are currently the subject of renewal negotiations. The outcome of these renewal negotiations could impact, and potentially increase, the Company’s music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, the Company’s royalty rates and negotiation costs.

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
Reach Media Redeemable Non-controlling Interests
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The non-controlling interest shareholders of Reach Media exercised 50% of their Put Right on January 26, 2024. On March 8, 2024, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 90% and decreasing the interest of the non-controlling interest shareholders from 20% to 10%. Reach Media paid the non-controlling interest shareholders approximately $7.6 million for the 10% interest. Management, at this time, cannot reasonably determine the period when and if the remainder of the Put Right will be exercised by the non-controlling interest shareholders.
Other Contingencies
The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.
19.    SUBSEQUENT EVENTS
During the second quarter of 2024, the Board of Directors authorized and approved a stock repurchase program for up to $20.0 million worth of shares of the Company’s Class A and/or Class D common stock. Since July 1, 2024, and through the date of this filing, the Company repurchased 248,968 shares of Class D common stock in the amount of $0.4 million at an average price of $1.45 per share and repurchased 723,824 shares of Class A common stock in the amount of $1.4 million at an average price of $1.96 per share. Giving effect to the repurchases, the Company has approximately $17.1 million remaining under its most recent and open authorization.

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
Net revenues consist of gross revenues, net of local and national agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing.
The following table shows the percentage of consolidated net revenues generated by each reporting segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Radio broadcasting segment	35.7%	30.2%	35.3%	31.1%

Reach Media segment	16.1%	15.5%	12.3%	12.9%

Digital segment	13.5%	14.6%	13.4%	14.2%

Cable television segment	35.2%	40.4%	39.5%	42.6%

All other - corporate/eliminations	(0.5)%	(0.7)%	(0.5)%	(0.8)%
The following table shows the percentages generated from local and national advertising as a subset of net revenues from our core radio business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Percentage of core radio business generated from local advertising	60.6%	61.5%	62.8%	61.1%

Percentage of core radio business generated from national advertising, including network advertising	31.3%	32.6%	31.0%	34.4%
National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenues from our radio broadcasting segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following table shows the sources of our net revenues for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(In thousands)
Net revenues:
Radio advertising	$45,421	$45,135	$286	0.6%
Political advertising	2,152	410	1,742	424.9
Digital advertising	15,529	18,861	(3,332)	(17.7)
Cable television advertising	22,170	30,247	(8,077)	(26.7)
Cable television affiliate fees	19,315	22,184	(2,869)	(12.9)
Event revenues & other	13,157	12,815	342	2.7
Net revenues	$117,744	$129,652	$(11,908)	(9.2)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(In thousands)
Net revenues:
Radio advertising	$86,761	$88,242	$(1,481)	(1.7)%
Political advertising	3,388	658	2,730	414.9
Digital advertising	29,475	33,932	(4,457)	(13.1)
Cable television advertising	47,535	56,069	(8,534)	(15.2)
Cable television affiliate fees	40,103	46,020	(5,917)	(12.9)
Event revenues & other	14,892	14,600	292	2.0
Net revenues	$222,154	$239,521	$(17,367)	(7.3)%
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
We generally incur marketing and promotional expenses to increase and maintain our audiences. However, because Nielsen reports ratings either monthly or quarterly, depending on the particular market, any changed ratings and the effect on advertising revenue tends to lag behind both the reporting of the ratings and the occurrence of advertising and promotional expenditures.

URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical consolidated results of operations:
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	Change

	(In thousands)

Statements of Operations:
Net revenues	$117,744	$129,652	$(11,908)	(9.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	33,256	32,547	709	2.2
Selling, general and administrative, excluding stock-based compensation	50,292	49,777	515	1.0
Corporate selling, general and administrative, excluding stock-based compensation	9,787	11,385	(1,598)	(14.0)
Stock-based compensation	1,079	2,321	(1,242)	(53.5)
Depreciation and amortization	2,993	1,886	1,107	58.7
Impairment of goodwill, intangible assets, and long-lived assets	80,758	22,081	58,677	265.7
Total operating expenses	178,165	119,997	58,168	48.5
Operating (loss) income	(60,421)	9,655	(70,076)	(725.8)
Interest income	1,777	1,898	(121)	(6.4)
Interest expense	12,404	13,972	(1,568)	(11.2)
Gain on retirement of debt	7,425	—	7,425	100.0
Other income, net	14	96,773	(96,759)	(100.0)
(Loss) income from consolidated operations before (benefit from) provision for income taxes	(63,609)	94,354	(157,963)	(167.4)
(Benefit from) provision for income taxes	(18,512)	23,197	(41,709)	(179.8)
Net (loss) income	(45,097)	71,157	(116,254)	(163.4)
Net income attributable to non-controlling interests	334	791	(457)	(57.8)
Net (loss) income attributable to common stockholders	$(45,431)	$70,366	$(115,797)	(164.6)%

Net revenues

Three Months Ended June 30,		Change
2024	2023
$117,744	$129,652	$(11,908)	(9.2)%
During the three months ended June 30, 2024, we recognized approximately $117.7 million in net revenues compared to approximately $129.7 million during the three months ended June 30, 2023. These amounts are net of agency and outside sales representative commissions. We recognized approximately $42.0 million of revenue from our radio broadcasting segment during the three months ended June 30, 2024, compared to approximately $39.2 million during the three months ended June 30, 2023, an increase of approximately $2.8 million. This increase was primarily due to the Houston station acquisition, which was completed in August 2023, offset by a decrease in national advertising. We recognized approximately $18.9 million of revenue from our Reach Media segment during the three months ended June 30, 2024, compared to approximately $20.1 million for the three months ended June 30, 2023, a decrease of approximately $1.2 million. The decrease was primarily driven by the decrease in overall demand and attrition of advertisers. We recognized approximately $15.9 million of revenue from our digital segment during the three months ended June 30, 2024, compared to approximately $18.9 million for the three months ended June 30, 2023, a decrease of approximately $3.0 million. The decrease was primarily driven by a decrease in national markets digital sales and lower demand from the Company’s advertisers. We recognized approximately $41.5 million of revenue from our cable television segment during the three months ended June 30, 2024, compared to approximately $52.4 million for the three months ended June 30, 2023, a decrease of approximately $10.9 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the consistent churn in subscribers.
Operating expenses
Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Change
2024	2023
$33,256	$32,547	$709	2.2%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio broadcasting segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were $33.3 million for the three months ended June 30, 2024, compared to $32.5 million for the three months ended June 30, 2023, an increase of approximately $0.7 million. Expenses in our radio broadcasting segment for the three months ended June 30, 2024 increased approximately $0.9 million, compared to the three months ended June 30, 2023. This increase was primarily driven by an increase in payroll, rent and utilities due to the Houston station acquisition, which was completed in August 2023. Expenses in our Reach Media segment for the three months ended June 30, 2024 decreased approximately $0.3 million compared to the three months ended June 30, 2023. This decrease was primarily driven by lower payroll expenses.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Change
2024	2023
$50,292	$49,777	$515	1.0%
Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $50.3 million for the three months ended June 30, 2024, compared to $49.8 million for the three months ended June 30, 2023, an increase of approximately $0.5 million. Expenses in our radio broadcasting segment increased approximately $1.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due primarily to higher payroll, research, travel and entertainment costs and insurance costs as a result of the Houston station acquisition, which was completed in August 2023. Expenses in our Reach Media segment increased approximately $0.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due primarily to higher event entertainment expenses offset by lower affiliate station costs. Expenses in our digital segment increased approximately $0.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due primarily to an increase in traffic acquisition costs. Expenses in our cable television segment decreased approximately $1.0 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due primarily to a decrease in content amortization expenses and music royalty expenses.
Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Change
2024	2023
$9,787	$11,385	$(1,598)	(14.0)%
Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $9.8 million for the three months ended June 30, 2024, compared to $11.4 million for the three months ended June 30, 2023, a decrease of approximately $1.6 million. The decrease was primarily due to a non-cash benefit related to the change in fair value of the Employment Agreement Award liability (as defined in Note 7 - Fair Value Measurements), offset by higher third-party consulting and audit expenses.
Stock-based compensation

Three Months Ended June 30,		Change
2024	2023
$1,079	$2,321	$(1,242)	(53.5)%
Stock-based compensation expense was approximately $1.1 million for the three months ended June 30, 2024, compared to $2.3 million for the three months ended June 30, 2023, a decrease of approximately $1.2 million. The decrease in stock-based compensation was primarily due to the timing of grants and vesting of stock awards for executive officers and other management personnel.

Depreciation and amortization

Three Months Ended June 30,		Change
2024	2023
$2,993	$1,886	$1,107	58.7%
Depreciation and amortization expense was approximately $3.0 million for the three months ended June 30, 2024, compared to approximately $1.9 million for the three months ended June 30, 2023, an increase of approximately $1.1 million due to additional depreciation on leasehold improvements and asset retirement obligation assets during the three months ended June 30, 2024.
Impairment of goodwill, intangible assets, and long-lived assets

Three Months Ended June 30,		Change
2024	2023
$80,758	$22,081	$58,677	265.7%
Impairment of goodwill, intangible assets and long-lived assets was approximately $80.8 million during the three months ended June 30, 2024, compared to $22.1 million for the three months ended June 30, 2023. See Note 13 – Goodwill and Radio Broadcasting Licenses of the Company’s condensed consolidated financial statements for further discussion.
Interest income

Three Months Ended June 30,		Change
2024	2023
$1,777	$1,898	$(121)	(6.4)%
Interest income was approximately $1.8 million for the three months ended June 30, 2024, compared to $1.9 million for the three months ended June 30, 2023. The decrease was driven by lower cash and cash equivalents balances in the three months ended June 30, 2024, than in the corresponding period in 2023.
Interest expense

Three Months Ended June 30,		Change
2024	2023
$12,404	$13,972	$(1,568)	(11.2)%
Interest expense was approximately $12.4 million for the three months ended June 30, 2024, compared to approximately $14.0 million for the three months ended June 30, 2023, a decrease of approximately $1.6 million. The decrease was due to lower overall debt balances outstanding. During the three months ended June 30, 2024, the Company repurchased approximately $35.5 million of its 2028 Notes at an average price of approximately 78.0% of par, resulting in a net gain on retirement of debt of approximately $7.4 million.
Gain on retirement of debt

Three Months Ended June 30,		Change
2024	2023
$7,425	$—	$7,425	100.0%
There was $7.4 million gain on retirement of debt for the three months ended June 30, 2024, compared to $0.0 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, the Company repurchased approximately $35.5 million of its 2028 Notes at an average price of approximately 78.0% of par, resulting in a net gain on retirement of debt of approximately $7.4 million.

Other income, net

Three Months Ended June 30,		Change
2024	2023
$14	$96,773	$(96,759)	(100.0)%
Other income, net, was approximately $0.0 million for the three months ended June 30, 2024, compared to $96.8 million for the three months ended June 30, 2023. As the Company sold its MGM investment in the three months ended June 30, 2023, the accumulated other comprehensive income was released to other income resulting in a $96.8 million gain.
(Benefit from) provision for income taxes

Three Months Ended June 30,		Change
2024	2023
$(18,512)	$23,197	$(41,709)	(179.8)%

For the three months ended June 30, 2024, we recorded a benefit from income taxes of approximately 18.5 million. This amount is based on the actual effective tax rate of 29.1%. This rate includes $0.1 million of discrete tax benefits primarily related to deferred rate changes. For the three months ended June 30, 2023, we recorded a provision for income taxes of approximately $23.2 million on pre-tax income from consolidated operations of approximately $94.4 million which results in an effective tax rate of 24.6%. This rate includes $23.9 million of discrete tax expense primarily related to the gain on our MGM investment.

Net income attributable to non-controlling interests

Three Months Ended June 30,		Change
2024	2023
$334	$791	$(457)	(57.8)%
Net income attributable to non-controlling interests was approximately $0.3 million for the three months ended June 30, 2024 compared to approximately $0.8 million for the three months ended June 30, 2023. The decrease in net income attributable to non-controlling interests was due primarily to an increase in ownership interest in Reach Media during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
The following table summarizes our historical consolidated results of operations:
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	Change

	(In thousands)

Statements of Operations:
Net revenues	$222,154	$239,521	$(17,367)	(7.3)%
Operating expenses:
Programming and technical, excluding stock-based compensation	65,915	66,401	(486)	(0.7)
Selling, general and administrative, excluding stock-based compensation	90,029	86,492	3,537	4.1
Corporate selling, general and administrative, excluding stock-based compensation	25,679	19,915	5,764	28.9
Stock-based compensation	2,463	5,598	(3,135)	(56.0)
Depreciation and amortization	4,843	4,483	360	8.0
Impairment of goodwill, intangible assets, and long-lived assets	80,758	38,856	41,902	107.8
Total operating expenses	269,687	221,745	47,942	21.6
Operating (loss) income	(47,533)	17,776	(65,309)	(367.4)
Interest income	3,775	2,232	1,543	69.1
Interest expense	25,402	28,040	(2,638)	(9.4)
Gain on retirement of debt	15,299	2,356	12,943	549.4
Other income, net	900	96,460	(95,560)	(99.1)
(Loss) income from consolidated operations before provision for (benefit from) income taxes	(52,961)	90,784	(143,745)	(158.3)
(Benefit from) provision for income taxes	(16,010)	22,037	(38,047)	(172.7)
Net (loss) income from consolidated operations	(36,951)	68,747	(105,698)	(153.7)
Loss from unconsolidated joint venture	(411)	—	(411)	100.0
Net (loss) income	(37,362)	68,747	(106,109)	(154.3)
Net income attributable to non-controlling interests	576	1,303	(727)	(55.8)
Net (loss) income attributable to common stockholders	$(37,938)	$67,444	$(105,382)	(156.3)%

Net revenues

Six Months Ended June 30,		Change
2024	2023
$222,154	$239,521	$(17,367)	(7.3)%
During the six months ended June 30, 2024, we recognized approximately $222.2 million in net revenues compared to approximately $239.5 million during the six months ended June 30, 2023. These amounts are net of agency and outside sales representative commissions. We recognized approximately $78.4 million of revenue from our radio broadcasting segment during the six months ended June 30, 2024, compared to approximately $74.4 million during the six months ended June 30, 2023, an increase of approximately $4.0 million. This increase was primarily due to the Houston station acquisition, which was completed in August 2023, offset by a decrease in national advertising. We recognized approximately $27.4 million of revenue from our Reach Media segment during the six months ended June 30, 2024, compared to approximately $31.0 million for the six months ended June 30, 2023, a decrease of approximately $3.6 million. The decrease was primarily driven by the decrease in overall demand and attrition of advertisers. We recognized approximately $29.9 million of revenue from our digital segment during the six months ended June 30, 2024, compared to approximately $34.0 million for the six months ended June 30, 2023, a decrease of approximately $4.1 million. The decrease was primarily driven by a decrease in national markets digital sales and lower demand from the Company’s advertisers. We recognized approximately $87.7 million of revenue from our cable television segment during the six months ended June 30, 2024, compared to approximately $102.1 million for the six months ended June 30, 2023, a decrease of approximately $14.4 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the continued churn in subscribers.
Operating expenses
Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Change
2024	2023
$65,915	$66,401	$(486)	(0.7)%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the radio broadcasting segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were $65.9 million for the six months ended June 30, 2024, compared to $66.4 million for the six months ended June 30, 2023, a decrease of approximately $0.5 million. Expenses in our cable television segment for the six months ended June 30, 2024, decreased approximately $1.8 million compared to the six months ended June 30, 2023. The decrease was primarily driven by lower content amortization expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Expenses in our Reach Media segment for the six months ended June 30, 2024, decreased approximately $0.9 million compared to the six months ended June 30, 2023. The decrease was primarily driven by lower contract labor and payroll expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Expenses in our radio broadcasting segment for the six months ended June 30, 2024, increased approximately $1.9 million, compared to the six months ended June 30, 2023. This increase was primarily driven by an increase in payroll, rent and utilities due to the Houston station acquisition, which was completed in August 2023.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Change
2024	2023
$90,029	$86,492	$3,537	4.1%
Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the radio broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $90.0 million for the six months ended June 30, 2024, compared to $86.5 million for the six months ended June 30, 2023, an increase of approximately $3.5 million. Expenses in our radio broadcasting segment increased approximately $3.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due primarily to higher payroll, research, travel and entertainment costs and insurance costs as a result of the Houston station acquisition, which was completed in August 2023. Expenses in our Reach Media segment decreased approximately $0.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due primarily to lower affiliate station costs. Expenses in our digital segment decreased approximately $0.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due primarily to a decrease in selling costs associated with our national clients. Expenses in our cable television segment increased approximately $0.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due primarily to an increase in research and payroll expenses offset by a decrease in promotional events expenses.
Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Change
2024	2023
$25,679	$19,915	$5,764	28.9%
Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $25.7 million for the six months ended June 30, 2024, compared to $19.9 million for the six months ended June 30, 2023, an increase of approximately $5.8 million. The increase was primarily due to higher third-party consulting and audit expenses, offset by a non-cash benefit related to the change in fair value of the Employment Agreement Award liability (as defined in Note 7 - Fair Value Measurements).
Stock-based compensation

Six Months Ended June 30,		Change
2024	2023
$2,463	$5,598	$(3,135)	(56.0)%
Stock-based compensation expense was approximately $2.5 million for the six months ended June 30, 2024, compared to $5.6 million for the six months ended June 30, 2023, a decrease of approximately $3.1 million. The decrease in stock-based compensation was primarily due to the timing of grants and vesting of stock awards for executive officers and other management personnel.

Depreciation and amortization

Six Months Ended June 30,		Change
2024	2023
$4,843	$4,483	$360	8.0%
Depreciation and amortization expense was approximately $4.8 million for the six months ended June 30, 2024, compared to approximately $4.5 million for the six months ended June 30, 2023, an increase of approximately $0.4 million due to the addition of asset retirement obligation assets during the six months ended June 30, 2024.
Impairment of goodwill, intangible assets, and long-lived assets

Six Months Ended June 30,		Change
2024	2023
$80,758	$38,856	$41,902	107.8%
Impairment of goodwill, intangible assets and long-lived assets was approximately $80.8 million during the six months ended June 30, 2024, compared to $38.9 million for the six months ended June 30, 2023. See Note 13 – Goodwill and Radio Broadcasting Licenses of the Company’s condensed consolidated financial statements for further discussion.
Interest income

Six Months Ended June 30,		Change
2024	2023
$3,775	$2,232	$1,543	69.1%
Interest income was approximately $3.8 million for the six months ended June 30, 2024, compared to $2.2 million for the six months ended June 30, 2023. The increase was driven by higher cash and cash equivalents balances in the six months ended June 30, 2024, than in the corresponding period in 2023.
Interest expense

Six Months Ended June 30,		Change
2024	2023
$25,402	$28,040	$(2,638)	(9.4)%
Interest expense was approximately $25.4 million for the six months ended June 30, 2024, compared to approximately $28.0 million for the six months ended June 30, 2023, a decrease of approximately $2.6 million. The decrease was due to lower overall debt balances outstanding. During the six months ended June 30, 2024, the Company repurchased approximately $110.5 million of its 2028 Notes at an average price of approximately 85.0% of par.
Gain on retirement of debt

Six Months Ended June 30,		Change
2024	2023
$15,299	$2,356	$12,943	549.4%
There was $15.3 million gain on retirement of debt for the six months ended June 30, 2024, compared to approximately $2.4 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company repurchased approximately $110.5 million of its 2028 Notes at an average price of approximately 85.0% of par, resulting in a net gain on retirement of debt of approximately $15.3 million. During the six months ended June 30, 2023, the Company repurchased $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par resulting in a net gain of approximately $2.4 million.

Other income, net

Six Months Ended June 30,		Change
2024	2023
$900	$96,460	$(95,560)	(99.1)%
Other income, net, was approximately $0.9 million for the six months ended June 30, 2024, compared to $96.5 million for the six months ended June 30, 2023. As the Company sold its MGM investment in the six months ended June 30, 2023, the accumulated other comprehensive income was released to other income resulting in a $96.8 million gain.
(Benefit from) provision for income taxes

Six Months Ended June 30,		Change
2024	2023
$(16,010)	$22,037	$(38,047)	(172.7)%
For the six months ended June 30, 2024, we recorded a benefit from income taxes of approximately $16.0 million. This amount is based on the actual effective tax rate of 30.0%. This rate includes $0.1 million of discrete tax benefits primarily related to deferred rate changes. For the six months ended June 30, 2023, we recorded a provision for income taxes of approximately $22.0 million. This amount is based on the actual effective tax rate of 24.3%. The Company also recorded approximately $23.9 million of discrete tax expense related to the gain on our MGM investment.
Loss from unconsolidated joint venture

Six Months Ended June 30,		Change
2024	2023
$(411)	$—	$(411)	100.0%
For the six months ended June 30, 2024, we recognized approximately $0.4 million loss from unconsolidated joint venture related to the Company’s investment on RVAEH.
Net income attributable to non-controlling interests

Six Months Ended June 30,		Change
2024	2023
$576	$1,303	$(727)	(55.8)%
Net income attributable to non-controlling interests was approximately $0.6 million for the six months ended June 30, 2024, compared to approximately $1.3 million for the six months ended June 30, 2023. The decrease in net income attributable to non-controlling interests was due primarily to the change in ownership interest in Reach Media during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
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

Measurement of Performance
We monitor and evaluate the growth and operational performance of our business using net (loss) income and the following key metrics:
(a)Net revenues: The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenues. Net revenues consist of gross revenues, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenues are recognized in the period in which advertisements are broadcast. Net revenues also include advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenues are recognized for our online business as impressions are delivered. Net revenues are recognized for our cable television business as advertisements are run, and during the term of the affiliation agreements at levels appropriate for the most recent subscriber counts reported by the affiliate, net of launch support.
(b)Broadcast and digital operating income: The radio broadcasting industry commonly refers to “station operating income” which consists of net (loss) income before depreciation and amortization, income taxes, interest expense, interest income, non-controlling interests in income of subsidiaries, other income, net, loss from unconsolidated joint venture, corporate selling, general and administrative expenses, stock-based compensation, impairment of goodwill, intangible assets, and long-lived assets and (gain) loss on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term “broadcast and digital operating income.” Broadcast and digital operating income is not a measure of financial performance under GAAP. Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.
Broadcast and digital operating income decreased to approximately $34.2 million for the three months ended June 30, 2024, compared to approximately $47.3 million for the comparable period in 2023, a decrease of approximately $13.1 million or 27.7%. The decrease was primarily due to lower broadcast and digital operating income at all segments but our radio broadcasting segment. Our digital segment generated approximately $2.9 million of broadcast and digital operating income during the three months ended June 30, 2024, compared to approximately $6.1 million during the three months ended June 30, 2023. Reach Media generated approximately $4.3 million of broadcast and digital operating income during the three months ended June 30, 2024, compared to approximately $5.2 million during the three months ended June 30, 2023. Cable television generated approximately $16.0 million of broadcast and digital operating income during the three months ended June 30, 2024, compared to approximately $25.9 million during the three months ended June 30, 2023. The decrease in the cable television segment’s broadcast and digital operating income was primarily from lower net revenues and higher selling, general and administrative costs offset by lower programming and technical expenses. Finally, our radio broadcasting segment generated approximately $10.8 million of broadcast and digital operating income during the three months ended June 30, 2024, compared to approximately $9.9 million during the three months ended June 30, 2023, primarily due to higher revenue due to the Houston station acquisition, which was completed in August 2023, offset by a decrease in national advertising expenses.

Broadcast and digital operating income decreased to approximately $66.2 million for the six months ended June 30, 2024, compared to approximately $86.6 million for the comparable period in 2023, a decrease of approximately $20.4 million or 23.6%. The decrease was primarily due to lower broadcast and digital operating income at all segments. Our digital segment generated approximately $5.9 million of broadcast and digital operating income during the six months ended June 30, 2024, compared to approximately $9.9 million during the six months ended June 30, 2023. Reach Media generated approximately $6.9 million of broadcast and digital operating income during the six months ended June 30, 2024, compared to approximately $9.4 million during the six months ended June 30, 2023. Cable television generated approximately $35.5 million of broadcast and digital operating income during the six months ended June 30, 2024, compared to approximately $48.3 million during the six months ended June 30, 2023. The decrease in the cable television segment’s broadcast and digital operating income was primarily from lower net revenues and higher selling, general and administrative costs offset by lower programming and technical expenses. Finally, our radio broadcasting segment generated approximately $17.4 million of broadcast and digital operating income during the six months ended June 30, 2024, compared to approximately $18.8 million during the six months ended June 30, 2023, primarily due to higher selling, general and administrative costs.
(c)Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to non-controlling interests, impairment of goodwill, intangible assets, and long-lived assets, stock-based compensation, (gain) loss on retirement of debt, corporate costs, severance-related costs, investment income, loss from unconsolidated joint venture, less (2) other income, net and interest income. Net (loss) income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (radio broadcasting, Reach Media, digital and cable television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.
Summary of Performance
The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)

Net revenues	$117,744	$129,652	$222,154	$239,521
Broadcast and digital operating income	34,196	47,328	66,210	86,628
Adjusted EBITDA	28,415	37,504	49,958	67,790
Net (loss) income attributable to common stockholders	(45,431)	70,366	(37,938)	67,444

The reconciliation of net (loss) income attributable to common stockholders to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)

Net (loss) income attributable to common stockholders	$(45,431)	$70,366	$(37,938)	$67,444
Add back/(deduct) certain non-broadcast and digital operating income items included in net (loss) income:
Interest income	(1,777)	(1,898)	(3,775)	(2,232)
Interest expense	12,404	13,972	25,402	28,040
(Benefit from) provision for income taxes	(18,512)	23,197	(16,010)	22,037
Corporate selling, general and administrative, excluding stock-based compensation	9,787	11,385	25,679	19,915
Stock-based compensation	1,079	2,321	2,463	5,598
Gain on retirement of debt	(7,425)	—	(15,299)	(2,356)
Other income, net	(14)	(96,773)	(900)	(96,460)
Loss from unconsolidated joint venture	—	—	411	—
Depreciation and amortization	2,993	1,886	4,843	4,483
Net income attributable to non-controlling interests	334	791	576	1,303
Impairment of goodwill, intangible assets, and long-lived assets	80,758	22,081	80,758	38,856
Broadcast and digital operating income	$34,196	$47,328	$66,210	$86,628

The reconciliation of net (loss) income attributable to common stockholders to adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)

Net (loss) income attributable to common stockholders	$(45,431)	$70,366	$(37,938)	$67,444
Add back/(deduct) certain non-broadcast and digital operating income items included in net (loss) income:
Interest income	(1,777)	(1,898)	(3,775)	(2,232)
Interest expense	12,404	13,972	25,402	28,040
(Benefit from) provision for income taxes	(18,512)	23,197	(16,010)	22,037
Depreciation and amortization	2,993	1,886	4,843	4,483
EBITDA	$(50,323)	$107,523	$(27,478)	$119,772
Stock-based compensation	1,079	2,321	2,463	5,598
Gain on retirement of debt	(7,425)	—	(15,299)	(2,356)
Other income, net	(14)	(96,773)	(900)	(96,460)
Loss from unconsolidated joint venture	—	—	411	—
Net income attributable to non-controlling interests	334	791	576	1,303
Corporate costs(a)	4,167	3,099	9,524	2,723
Employment Agreement Award and other compensation	—	(1,674)	—	(1,818)
Severance-related costs	516	136	580	287
Impairment of goodwill, intangible assets, and long-lived assets	80,758	22,081	80,758	38,856
Investment expense from MGM National Harbor(b)	—	—	—	(115)
Other nonrecurring expenses	(677)	—	(677)	—
Adjusted EBITDA	$28,415	$37,504	$49,958	$67,790
(a)Corporate costs include professional fees related to the material weakness remediation efforts.
(b)Investment expense from MGM National Harbor is included in Other income, net.
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
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance was approximately $132.4 million as of June 30, 2024. As of June 30, 2024, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.
The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.

On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million (the “Employee Stock Repurchase Authorization”) worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the six months ended June 30, 2024 and 2023, the Company did not repurchase any shares of Class A stock in connection with the Employee Stock Repurchase Authorization. During the six months ended June 30, 2024, the Company repurchased 25,285 shares of Class D stock under Employee Stock Repurchase Authorization at an average price of $3.76 for a total amount of $0.1 million. The Company did not repurchase any shares of Class D stock during the six months ended June 30, 2023, under this authorization. The Company has $0.3 million remaining under the Employee Stock Repurchase Authorization.
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
On June 10, 2024, the Company’s board of directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “Stock Repurchase Program”). The Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted.
During the six months ended June 30, 2024, the Company repurchased 449,277 shares of Class A Common Stock in the amount of approximately $0.9 million at an average price of $2.06 per share. During the six months ended June 30, 2023, the Company did not repurchase any shares of Class A Common Stock.
During the six months ended June 30, 2024, the Company repurchased 87,659 shares of Class D Common Stock in the amount of approximately $0.1 million at an average price of $1.59 per share. During the six months ended June 30, 2023, the Company repurchased 824 shares of Class D Common Stock in the amount of approximately $3,000 at an average price of $3.99 per share. See Note 19 - Subsequent Events of our condensed consolidated financial statements for additional purchases subsequent to June 30, 2024.
During the six months ended June 30, 2024 and 2023, the Company executed Stock Vest Tax Repurchases of 396,391 shares of Class D Common Stock in the amount of approximately $1.3 million at a price of $3.35 per share and 274,077 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $5.22 per share.
On March 8, 2023, Radio One Entertainment Holdings, LLC (“ROEH”) issued a Put Notice with respect to its Put Interest in MGM National Harbor (the “MGM Investment”). Upon issuance of the Put Notice, no later than thirty (30) days following receipt, MGM Investment was required to repurchase the Put Interest for cash. On April 21, 2023, ROEH closed on the sale of the Put Interest and received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price. During the six months ended June 30, 2023, the Company received $8.8 million representing the Company’s annual distribution from MGM Investment with respect to fiscal year 2022.
On January 25, 2021, the Company closed on an offering (the “2028 Notes Offering”) of $825.0 million in aggregate principal amount of senior secured notes due 2028 (the “2028 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028, and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum.
The 2028 Notes and the guarantees are secured, subject to permitted liens and except for certain excluded assets (i) on a first priority basis by substantially all of the Company’s and the Guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure our asset-backed revolving credit facility on a first priority basis (the “ABL Priority Collateral”), including the capital stock of each guarantor (collectively, the “Notes Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral.
During the three months ended June 30, 2024, the Company repurchased approximately $35.5 million of its 2028 Notes at an average price of approximately 78.0% of par, resulting in a net gain on retirement of debt of approximately $7.4 million. During the three months ended June 30, 2023, the Company did not repurchase any of its 2028 Notes.

During the six months ended June 30, 2024, the Company repurchased approximately $110.5 million of its 2028 Notes at an average price of approximately 85.0% of par, resulting in a net gain on retirement of debt of approximately $15.3 million. During the six months ended June 30, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million during the six months ended June 30, 2023. As of June 30, 2024, the total outstanding aggregate principal amount of the senior secured notes due 2028 is $614.5 million. See Note 14 – Long-Term Debt of our condensed consolidated financial statements for further information.
On February 19, 2021, the Company closed on a new asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of June 30, 2024, there were no borrowings outstanding on the Current ABL Facility.
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
Between June 5, 2023, and May 30, 2024, the Company entered into six more waivers and amendments related to the Company’s failure to timely deliver certain financial deliverables as required under the Current ABL Facility Most recently, on May 30, 2024, the Company entered into a seventh waiver and amendment (the “Seventh Waiver and Amendment” to the Current ABL Facility. The Seventh Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the Annual Financial Deliverables for the year ended December 31, 2023 (the “2023 Form 10-K”) and Quarterly Financial Deliverables for the three and six months ended June 30, 2024 as required under the Current ABL Facility (the “2024 Q1 Form 10-Q” and, together with the “2023 Form 10-K”, the “Delayed Reports”). The Seventh Waiver and Amendment sets a due date of June 17, 2024 for the Delayed Reports. The Delayed Reports were filed on June 7, 2024, bringing the Company back into compliance with the requirements under the Current ABL Facility.
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
The following table provides a summary of our statements of cash flows for the six months ended June 30, 2024, and 2023, respectively:

	Six Months Ended June 30, 2024
	2024	2023

	(In thousands)
Net cash flows provided by operating activities	$3,685	$41,775
Net cash flows (used in) provided by investing activities	(319)	113,271
Net cash flows used in financing activities	(104,564)	(25,717)
Net cash flows provided by operating activities were approximately $3.7 million and $41.8 million for the six months ended June 30, 2024, and 2023, respectively. Net cash flow from operating activities for the six months ended June 30, 2024 decreased from the prior year primarily due to decreased profitability, lower collections of accounts receivable and higher payments for content liabilities.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.
Net cash flows (used in) provided by investing activities were approximately $(0.3) million and $113.3 million for the six months ended June 30, 2024, and 2023, respectively. The sale of the MGM investment and the effect of the RVAEH deconsolidation was the main driver for the increase in investing cash flows for the six months ended June 30, 2023.
Net cash flows used in financing activities were approximately $(104.6) million and $(25.7) million for the six months ended June 30, 2024, and 2023, respectively. During the six months ended June 30, 2024, and 2023, we paid approximately $93.9 million and $22.3 million, respectively, to repurchase $110.5 million and $25.0 million of our 2028 Notes. We repurchased approximately $2.5 million and $1.4 million of our Class A and D Common Stock during the six months ended June 30, 2024, and 2023, respectively. In addition, the non-controlling interest shareholders of Reach Media exercised 50% of their Put Right on January 26, 2024, which resulted in a cash outflow of approximately $7.6 million. Finally, Reach Media paid approximately $1.8 million and $2.0 million in dividends to non-controlling interest shareholders during the six months ended June 30, 2024, and 2023, respectively.
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

CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are described in our Form 10-K for the year ended December 31, 2023, under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K.
Radio Broadcasting Licenses

As of June 30, 2024, an increase in the discount rate, and a decline in the projected gross market revenues and operating profits triggered a qualitative impairment assessment for broadcasting licenses across all radio markets. The Company performed a quantitative impairment assessment for the broadcasting licenses for all radio markets to determine whether they were impaired. To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow analysis for all 13 radio markets. The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, operating profit margin, terminal growth rate, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $80.8 million associated with 9 radio markets within the radio broadcasting segment, included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations during the three and six months ended June 30, 2024.

Excluding the radio broadcasting licenses in the 9 radio markets where an impairment loss was recognized during the three months ended June 30, 2024, the fair value of radio broadcasting licenses in two radio markets, approximately $162.0 million, exceeded its carrying value by less than 10% as of June 30, 2024. The radio broadcasting licenses in those markets are considered at risk of failing the quantitative impairment assessment in future quarters if financial performance decreases.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the 13 radio markets in the most recent interim impairment assessment performed as of June 30, 2024.

Unit of Accounting(a)	Carrying Value (in millions)	Excess % FV over CV	Discount Rate	Revenue Growth Rate	Terminal Growth Rate	Mature Market Share	Operating Profit Margin
1	61.0	1.7%	10.0%	(1.4)% - 0.0%	(0.5)%	2.7% - 16.0%	5.0% - 30.0%
2	3.1	476.7%	10.0%	(2.1)% - (0.5)%	(0.5)%	2.2% - 13.0%	5.0% - 30.0%
4	19.4	Impaired	10.0%	(1.2)% - 0.2%	(0.5)%	4.1% - 24.5%	2.5% - 15.0%
5	10.2	Impaired	10.0%	(2.2)% - (0.5)%	(0.5)%	1.0% - 6.0%	4.6% - 27.5%
6	19.7	Impaired	10.0%	(3.2)% - (0.5)%	(0.5)%	2.5% - 15.0%	3.3% - 20.0%
7	12.4	Impaired	10.0%	(2.1)% - (0.5)%	(0.5)%	1.7% - 10.0%	3.0% - 18.0%
8	37.4	Impaired	10.0%	(1.5)% - (0.1)%	(0.5)%	1.1% - 6.5%	3.0% - 18.0%
10	95.8	4.4%	10.0%	(1.7)% - (0.3)%	(0.5)%	4.0% - 24.0%	4.6% - 27.5%
11	20.7	Impaired	10.0%	(1.8)% - (0.4)%	(0.5)%	4.8% - 28.5%	3.3% - 20.0%
12	10.0	15.5%	10.0%	(2.0)% - (0.5)%	(0.5)%	1.1% - 6.5%	3.0% - 18.0%
13	28.2	Impaired	10.0%	(1.6)% - (0.2)%	(0.5)%	2.5% - 15.0%	5.0% - 30.0%
14	7.4	Impaired	10.0%	(1.9)% - (0.5)%	(0.5)%	3.5% - 21.0%	2.5% - 15.0%
16	49.9	Impaired	10.0%	(1.8)% - (0.4)%	(0.5)%	2.0% - 12.0%	3.7% - 22.5%
(a)The units of accounting are not disclosed on a specific market basis in order to not make publicly available sensitive information that could be competitively harmful to the Company. Units of accounting, not presented in this table, were previously disposed by the Company.

To the extent that there is a potential recession that further disrupts the economic environment impacting the financial performance or interest rates continue to rise in response to persistent inflation, these events could negatively affect the key assumptions and result in significantly lower fair value of the broadcasting licenses.

See Note 13 – Goodwill and Radio Broadcasting Licenses of our condensed consolidated financial statements for further discussion.

Goodwill

As of June 30, 2024, the Company performed a qualitative impairment assessment for goodwill at four reporting units because of a decline in operating cash flows. Based on the impairment assessment performed, no goodwill impairment losses were recognized for the period ended June 30, 2024. We believe the assumptions and analysis are reasonable, which considers the inherent uncertainty in how the current economic environment may impact our future cash flows. However, if there were an adverse change to the facts and circumstances, then an impairment charge may be necessary in the future.
Fair Value Measurements

The Company estimated the fair value of the Employment Agreement Award as of June 30, 2024 and December 31, 2023, at approximately $16.7 million and $23.0 million, respectively, and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to revenue growth rates, future operating profit margins, discount rate, peer companies, EBITDA multiples and weighting of the income and market approach. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 11 – New Accounting Standards of our condensed consolidated financial statements for a summary of recent accounting pronouncements.
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
Indebtedness
As of June 30, 2024, we had approximately $614.5 million of our 2028 Notes outstanding within our corporate structure. See Note 14 - Long-Term Debt of our condensed consolidated financial statements. The Company had no other indebtedness.
Royalty Agreements
Musical works rights holders, generally songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers Authors and Publishers (“ASCAP”), Broadcast Music, Inc (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights Inc. ("GMR"), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. These licenses periodically come up for renewal, and as a result certain of our performing rights organizations (“PRO”) licenses are currently the subject of renewal negotiations. The outcome of these renewal negotiations could impact, and potentially increase, our music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.

The Radio Music Licensing Committee (“RMLC”), of which we are a represented participant, has negotiated and entered into, on behalf of participating members, an Interim License Agreement with ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022, to March 31, 2026. The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term. The RMLC is negotiating with BMI and SESAC.
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
Reach Media Non-controlling Interest
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of the Company, at the discretion of the Company.
On January 26, 2024, the non-controlling interest shareholders of Reach Media exercised their right to require Reach Media to repurchase 50% of their shares (the “Put Interest”) at the fair market value for such shares. On March 8, 2024, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 90% and decreasing the interest of the non-controlling interest shareholders from 20% to 10%.
Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of June 30, 2024:

	Payments Due by Period

Contractual Obligations	Remainder of 2024	2025	2026	2027	2028	2029 and Beyond	Total

	(In thousands)
2028 Notes(a)	$22,659	$45,318	$45,318	$45,318	$618,250	$—	$776,863
Other operating contracts/agreements(b)	49,842	46,435	16,659	6,268	4,109	3,135	126,448
Operating lease obligations	7,659	9,280	6,799	5,357	4,322	19,359	52,776
Total	$80,160	$101,033	$68,776	$56,943	$626,681	$22,494	$956,087
(a)Includes interest obligations based on interest rates on senior secured notes outstanding as of June 30, 2024.
(b)Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility (if applicable) and other general operating agreements. Also includes contracts that our cable television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.
Of the total amount of other operating contracts and agreements included in the table above, approximately $86.3 million has not been recorded on the balance sheet as of June 30, 2024, as it does not meet recognition criteria. Approximately $22.4 million relates to certain commitments for content agreements for our cable television segment, approximately $27.5 million relates to employment agreements, and the remainder relates to other agreements.

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
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures
We have carried out an evaluation, under the supervision and with the participation of our CEO (“Chief Executive Officer”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation and as a result of material weaknesses in our internal control over financial reporting as described in the Form 10-K for the fiscal year ended December 31, 2023, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024.
(b)Changes in internal control over financial reporting
During the second quarter of 2024, we continued to make progress towards strengthening our control environment to address the identified material weaknesses. We hired an Assistant Corporate Controller and Director-Financial Systems and continue to augment our accounting team with external experts in financial controls and operations as needed. The Company is actively evaluating and redesigning information technology general controls and has taken steps to revamp financial close processes and management review controls over areas requiring significant judgment through implementation of checklists and procedure documentation.
We will not be able to conclude that we have remediated a material weakness until the remediation plans are fully implemented; the applicable controls operate for a sufficient period of time; and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate. Except as described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our risk factors are described in our Form 10-K for the year ended December 31, 2023, under the heading Part I, “Item 1A. Risk Factors”. There have been no changes to our risk factors from those disclosed in our Form 10-K filed June 7, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the six months ended June 30, 2024, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
August 9, 2024