Form 10-Q
period 2024-09-30
URBAN ONE, INC.
filed 2024-11-12
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2024
Class A Common Stock, $.001 Par Value	8,180,479
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	34,817,980

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

•the impact of our acquisitions, dispositions, and similar transactions, as well as consolidation in industries in which we and our advertisers operate;
•developments and/or changes in laws and regulations, such as the California Consumer Privacy Act or other similar federal or state regulations through legislative action and revised rules and standards;
•disruptions to our technology network including computer systems and software, whether by human-caused or other disruptions of our operating systems, structures, or equipment, including as we further develop alternative work arrangements, as well as natural events such as pandemic, severe weather, fires, floods, and earthquakes;
•material weaknesses identified in our internal control over financial reporting which, if not remediated, could result in material misstatements in our condensed consolidated financial statements;
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

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

NET REVENUES	$110,393	$117,825	$332,547	$357,346
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $9, $10, $23, and $80, respectively	33,920	33,913	99,849	100,384
Selling, general and administrative, including stock-based compensation of $181, $210, $500, and $523, respectively	41,293	40,352	131,641	127,157
Corporate selling, general and administrative, including stock-based compensation of $962, $1,998, $3,092, and $7,213, respectively	13,316	12,416	41,125	37,546
Depreciation and amortization	1,238	1,808	6,081	6,291
Impairment of goodwill, intangible assets, and long-lived assets	46,823	85,448	127,581	124,304
Total operating expenses	136,590	173,937	406,277	395,682
Operating loss	(26,197)	(56,112)	(73,730)	(38,336)
INTEREST INCOME	1,088	2,256	4,863	4,488
INTEREST EXPENSE	11,649	13,983	37,051	42,023
GAIN ON RETIREMENT OF DEBT	3,472	—	18,771	2,356
OTHER INCOME, NET	74	75	974	96,535
(Loss) income from consolidated operations before income taxes	(33,212)	(67,764)	(86,173)	23,020
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,814)	(16,778)	(17,824)	5,259
NET (LOSS) INCOME CONSOLIDATED OPERATIONS	(31,398)	(50,986)	(68,349)	17,761
LOSS FROM UNCONSOLIDATED JOINT VENTURE	—	(2,728)	(411)	(2,728)
NET (LOSS) INCOME	(31,398)	(53,714)	(68,760)	15,033
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	400	697	976	2,000
NET (LOSS) INCOME TO COMMON STOCKHOLDERS	$(31,798)	$(54,411)	$(69,736)	$13,033

NET (LOSS) INCOME TO COMMON STOCKHOLDERS (per share)
Basic	$(0.68)	$(1.14)	$(1.43)	$0.27
Diluted	$(0.68)	$(1.14)	$(1.43)	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,105,290	47,722,263	48,614,438	47,592,010
Diluted	47,105,290	47,722,263	48,614,438	50,358,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

NET (LOSS) INCOME	$(31,398)	$(53,714)	$(68,760)	$15,033
Reclassification adjustment for realized gain on available-for-sale securities included in net income	—	—	—	(96,826)
Income tax provision related to reclassification for realized gain	—	—	—	23,599
OTHER COMPREHENSIVE , NET OF TAX	—	—	—	(73,227)
COMPREHENSIVE LOSS	$(31,398)	$(53,714)	$(68,760)	$(58,194)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	400	697	976	2,000
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(31,798)	$(54,411)	$(69,736)	$(60,194)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,006	$233,090
Restricted cash	483	480
Trade accounts receivable, net of allowance for expected credit losses of $6,198 and $8,638, respectively	118,774	133,194
Prepaid expenses	7,065	9,504
Current portion of content assets	40,313	29,748
Other current assets	10,172	15,950
Total current assets	291,813	421,966
CONTENT ASSETS, NET	89,623	82,448
PROPERTY AND EQUIPMENT, NET	28,044	28,661
GOODWILL	216,599	216,599
RIGHT OF USE ASSETS, NET	33,590	31,649
RADIO BROADCASTING LICENSES	257,029	375,296
OTHER INTANGIBLE ASSETS, NET	36,148	49,104
OTHER ASSETS	9,757	5,450
Total assets	$962,603	$1,211,173
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,694	$20,000
Accrued interest	7,450	22,342
Accrued compensation and related benefits	8,841	14,420
Current portion of content payables	20,175	22,389
Current portion of lease liabilities	8,781	10,648
Other current liabilities	39,212	42,831
Total current liabilities	100,153	132,630
LONG-TERM DEBT, net of original issue discount and issuance costs	593,918	716,246
CONTENT PAYABLES, net of current portion	7,614	3,402
LONG-TERM LEASE LIABILITIES	25,765	22,377
OTHER LONG-TERM LIABILITIES	16,639	24,995
DEFERRED TAX LIABILITIES, NET	3,114	20,938
Total liabilities	747,203	920,588

COMMITMENTS AND CONTINGENCIES (NOTE 18)
REDEEMABLE NON-CONTROLLING INTERESTS	10,636	16,520

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 8,389,372 and 9,853,672 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	8	10
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 and 2,861,843 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 and 2,045,016 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,873,386 and 34,116,485 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	35	34
Additional paid-in capital	1,007,823	1,007,387
Accumulated deficit	(803,107)	(733,371)
Total stockholders’ equity	204,764	274,065
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$962,603	$1,211,173
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2023	$—	$10	$3	$2	$34	$—	$1,007,387	$(733,371)	$274,065
Net income attributable to Urban One	—	—	—	—	—	—	—	7,493	7,493
Stock-based compensation expense	—	—	—	—	—	—	1,384	—	1,384
Repurchase of 396,052 shares of Class D common stock	—	—	—	—	—	—	(1,386)	—	(1,386)
Vesting of stock-based payment awards upon grant	—	—	—	—	1	—	4,649	—	4,650
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	(1,004)	—	(1,004)
BALANCE, as of March 31, 2024	$—	$10	$3	$2	$35	$—	$1,011,030	$(725,878)	$285,202
Net loss attributable to Urban One	—	—	—	—	—	—	—	(45,431)	(45,431)
Stock-based compensation expense	—	—	—	—	—	—	1,079	—	1,079
Repurchase of 449,277 shares of Class A common stock	—	(1)	—	—	—	—	(923)	—	(924)
Repurchase of 113,283 shares of Class D common stock	—	—	—	—	—	—	(178)	—	(178)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	(373)	—	(373)
BALANCE, as of June 30, 2024	$—	$9	$3	$2	$35	$—	$1,010,635	$(771,309)	$239,375

Net loss attributable to Urban One	—	—	—	—	—	—	—	(31,798)	(31,798)
Stock-based compensation expense	—	(1)	—	—	—	—	1,152	—	1,151
Repurchase of 1,015,023 shares of Class A common stock	—	—	—	—	—	—	(2,041)	—	(2,041)
Repurchase of 586,989 shares of Class D common stock	—	—	—	—	—	—	(788)	—	(788)
Vesting of stock-based payment awards upon grant	—	—	—	—	—	—	30	—	30
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	(1,165)	—	(1,165)
BALANCE, as of September 30, 2024	$—	$8	$3	$2	$35	$—	$1,007,823	$(803,107)	$204,764

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2022	$—	$10	$3	$2	$34	$73,227	$993,484	$(736,010)	$330,750
Cumulative effect of accounting change	—	—	—	—	—	—	—	589	589
BALANCE, as of January 1, 2023	$—	$10	$3	$2	$34	$73,227	$993,484	$(735,421)	$331,339
Net loss attributable to Urban One	—	—	—	—	—	—	—	(2,922)	(2,922)
Stock-based compensation expense	—	—	—	—	—	—	2,558	—	2,558
Repurchase of 256,442 shares of Class D common stock	—	—	—	—	—	—	(1,324)	—	(1,324)
Vesting of stock-based payment awards upon grant	—	—	—	—	—	—	3,234	—	3,234
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	(1,308)	—	(1,308)
BALANCE, as of March 31, 2023	$—	$10	$3	$2	$34	$73,227	$996,644	$(738,343)	$331,577
Net income attributable to Urban One	—	—	—	—	—	—	—	70,366	70,366
Stock-based compensation expense	—	—	—	—	—	—	1,305	—	1,305
Repurchase of 18,459 shares of Class D common stock	—	—	—	—	—	—	(111)	—	(111)
Sale of MGM investment	—	—	—	—	—	(73,227)	—	—	(73,227)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	1,621	—	1,621

BALANCE, as of June 30, 2023	$—	$10	$3	$2	$34	$—	$999,459	$(667,977)	$331,531
Net loss attributable to Urban One	—	—	—	—	—	—	—	(54,411)	(54,411)
Stock-based compensation expense	—	—	—	—	—	—	1,006	—	1,006
Repurchase of 38,371 shares of Class D common stock	—	—	—	—	—	—	(195)	—	(195)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	776	—	776
BALANCE, as of September 30, 2023	$—	$10	$3	$2	$34	$—	$1,001,046	$(722,388)	$278,707
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(68,760)	$15,033
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	6,081	6,291
Amortization of debt financing costs	1,394	1,463
Amortization of launch assets	3,735	3,735
Amortization of content assets	34,869	36,601
Deferred income taxes	(17,824)	4,051
Amortization of right of use assets	8,053	6,597
Impairment of goodwill, intangible assets, and long-lived assets	127,581	124,304
Stock-based compensation expense	3,615	7,816
Gain on retirement of debt	(18,771)	(2,356)
Realized gain on available for sale debt securities	—	(96,826)
Non-cash fair value adjustment of Employment Agreement Award	(7,307)	(2,663)
Other	(606)	3,510
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	14,730	10,145
Prepaid expenses and other current assets	4,905	727
Other assets	(5,153)	1,764
Content assets and payables	(50,611)	(36,790)
Accounts payable	(4,071)	(45)
Accrued interest	(14,908)	(14,146)
Accrued compensation and related benefits	(5,579)	(9,385)
Other liabilities	(7,763)	(16,524)
Launch support	(1,750)	—
Net cash flows provided by operating activities	1,860	43,302
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,672)	(6,578)
Restricted cash derecognized in deconsolidation of joint venture	—	(26,000)
Proceeds from sale of joint venture interest	—	6,563
Proceeds from sale of available-for-sale debt securities	—	136,826
Proceeds from sale of equity securities	829	—
Cash receipts related to disposition of station	3,750	—
Investment in unconsolidated joint venture	(609)	(3,978)
Acquisition of broadcasting assets	—	(27,500)
Net cash flows (used in) provided by investing activities	(1,702)	79,333
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of ownership interest in Reach Media	(7,603)	—
Repurchase of long-term debt	(104,809)	(22,281)
Repurchase of common stock	(5,288)	(1,630)
Release of secured letters of credit deposit	1,260	—
Payment of dividends to non-controlling interest members of Reach Media	(1,799)	(4,401)
Net cash flows used in financing activities	(118,239)	(28,312)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(118,081)	94,323
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	233,570	101,879
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$115,489	$196,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$50,389	$54,707
Income taxes, net of refunds	$2,341	$1,645

NON-CASH OPERATING, FINANCING, AND INVESTING ACTIVITIES:
Operating right-of-use assets obtained in exchange for lease obligations	$9,379	$5,388
Non-cash content asset additions	$25,516	$—
Adjustment of redeemable non-controlling interests to estimated redemption value	$2,542	$(1,089)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media Company that primarily targets African-American and urban consumers. Our core business is our Radio Broadcasting franchise which is the largest Radio Broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2024, we owned and/or operated 72 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 13 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 90.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
Our core Radio Broadcasting franchise operates under the brand “Radio One.” We also operate other brands, such as TV One, CLEO TV, Reach Media, iONE Digital, and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.
As part of our condensed consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) digital; and (iv) cable television. See Note 17 – Segment Information of our condensed consolidated financial statements for further discussion.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. In management’s opinion, the interim financial data presented herein includes all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited condensed consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K (“Form 10-K”). There have been no significant changes to the Company’s accounting policies as described in Note 3 - Summary of significant accounting policies, in the notes to the condensed consolidated financial statements in Item 8 of Part II of Form 10-K.
All amounts presented in these condensed consolidated financial statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.
The Company's results are subject to seasonal fluctuations and, typically, revenues are lowest in the first calendar quarter of the year. Due to this seasonality, the results for interim periods are not necessarily indicative of results to be expected for the full year. The Company experiences further seasonality in odd versus even years as there tends to be more political activity in even years which can have a positive impact on advertising revenues.

Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of Urban One and subsidiaries in which Urban One has a controlling financial interest, which is generally determined when the Company holds a majority voting interest. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests have been recognized where a controlling interest exists, but the Company owns less than 100% of the controlled entity.
The Company is required to include the financial statements of variable interest entities (“VIE”) in its condensed consolidated financial statements. Under the VIE model, the Company consolidates an investment if it has control to direct the activities of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
Supplemental Financial Information
The following table presents the components of Other Current Liabilities and Other Long-term Liabilities:

	September 30, 2024	December 31, 2023

	(In thousands)
Other current liabilities
Customer advances and unearned income	$5,059	$4,851
Unearned event income	—	4,864
Reserve for audience deficiency	20,136	12,779
Professional fee accrual	3,359	1,658
Operating expense accruals	2,155	5,090
Accrued stock compensation	—	4,650
Employment agreement award (as defined in Note 7)	2,990	3,685
Launch liability	—	1,750
Deferred barter revenue	2,286	1,848
Other	3,227	1,656
Total other current liabilities	$39,212	$42,831

Other long-term liabilities
Employment agreement award (as defined in Note 7)	$10,527	$19,285
Launch liability	3,500	3,500
Other	2,612	2,210
Total long-term liabilities	$16,639	$24,995

Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the condensed consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Cash and cash equivalents	$115,006	$195,723
Restricted cash	483	479
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$115,489	$196,202

Allowance for Expected Credit Loss
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
The changes in the allowance for expected credit loss are as follows:

As of September 30, 2024

(In thousands)
Balance at Beginning of Period	$8,638
Charged to Expense, net	(333)
Less: Deductions	(2,107)
Balance at End of Period	$6,198
3. NET REVENUES

Revenue Recognition

The following tables show the sources of the Company’s net revenues by contract type and segment for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	All Other - Corporate/Eliminations	Consolidated
Three Months Ended September 30, 2024
Radio Advertising	$36,418	$9,231	$—	$—	$(658)	$44,991
Political Advertising	2,140	443	964	—	—	3,547
Digital Advertising	—	—	19,434	—	—	19,434
Cable Television Advertising	—	—	—	21,868	—	21,868
Cable Television Affiliate Fees	—	—	—	18,808	—	18,808
Event Revenues & Other	1,158	573	—	14	—	1,745
Net Revenues	$39,716	$10,247	$20,398	$40,690	$(658)	$110,393

Three Months Ended September 30, 2023
Radio Advertising	$37,851	$9,589	$—	$—	$(789)	$46,651
Political Advertising	689	326	86	—	—	1,101
Digital Advertising	—	—	20,269	—	—	20,269
Cable Television Advertising	—	—	—	25,218	—	25,218
Cable Television Affiliate Fees	—	—	—	21,569	—	21,569
Event Revenues & Other	1,612	1,242	1	—	162	3,017
Net Revenues	$40,152	$11,157	$20,356	$46,787	$(627)	$117,825

(In thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	All Other - Corporate/Eliminations	Consolidated
Nine Months Ended September 30, 2024
Radio Advertising	$107,406	$26,456	$—	$—	$(2,109)	$131,753
Political Advertising	4,651	942	1,342	—	—	6,935
Digital Advertising	—	—	48,910	—	—	48,910
Cable Television Advertising	—	—	—	69,403	—	69,403
Cable Television Affiliate Fees	—	—	—	58,910	—	58,910
Event Revenues & Other	6,009	10,250	—	99	278	16,636
Net Revenues	$118,066	$37,648	$50,252	$128,412	$(1,831)	$332,547

Nine Months Ended September 30, 2023
Radio Advertising	$108,270	$29,202	$—	$—	$(2,923)	$134,549
Political Advertising	1,298	327	308	—	—	1,933
Digital Advertising	—	—	54,027	—	—	54,027
Cable Television Advertising	—	—	—	81,286	—	81,286
Cable Television Affiliate Fees	—	—	—	67,589	—	67,589
Event Revenues & Other	4,960	12,596	—	20	386	17,962
Net Revenues	$114,528	$42,125	$54,335	$148,895	$(2,537)	$357,346
Contract Assets and Liabilities
Contract assets and contract liabilities that are not separately stated in the Company’s condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023

	(In thousands)
Contract assets:
Unbilled receivables	$9,101	$5,437
Contract liabilities:
Customer advances and unearned income	$5,059	$4,851
Reserve for audience deficiency	20,136	12,779
Unearned event income	241	4,864
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
For customer advances and unearned income as of January 1, 2024, approximately $2.8 million was recognized as revenue during the nine months ended September 30, 2024. For the reserve for audience deficiency as of January 1, 2024, approximately $2.2 million was recognized as revenue during the nine months ended September 30, 2024. For unearned event income as of January 1, 2024, approximately $4.9 million was recognized as revenue during the nine months ended September 30, 2024.

Practical Expedients and Exemptions
The Company generally expenses employee sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses on the condensed consolidated statements of operations. Agency and outside sales representative commissions were approximately $9.0 million and $9.8 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $27.7 million and $28.5 million for of the nine months ended September 30, 2024 and 2023, respectively.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, or (ii) contracts for which variable consideration is a sales-based or usage-based royalty promised in exchange for a license of intellectual property.
4. LAUNCH ASSETS
The cable television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliation agreements and are amortized over the term of the respective contracts. The weighted-average amortization period for launch support and the remaining weighted-average amortization period for launch support as of September 30, 2024 and December 31, 2023 is as follows:

(In years)	September 30, 2024	December 31, 2023

Weighted-average amortization period	8.1	8.1
Remaining weighted-average amortization period	2.2	2.9
Launch support asset amortization for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Launch support asset amortization	$1,245	$1,245	$3,735	$3,735
Launch assets are included in other intangible assets on the condensed consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets. Amortization is recorded as a reduction in revenue.
5. ADVERTISING AND PROMOTIONS
The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses were approximately $4.7 million and $6.0 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $19.5 million and $21.8 million for the nine months ended September 30, 2024 and 2023, respectively.
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

The undistributed earnings or losses are allocated based on the contractual participation rights of Class A, Class B, Class C and Class D common shares as if the earnings or losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis, and as such, diluted and basic earnings per share is the same for each class of common stock under the two-class method.

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator:
Net (loss) income attributable to Class A, Class B, Class C and Class D stockholders	$(31,798)	$(54,411)	$(69,736)	$13,033
Denominator:
Weighted-average outstanding shares	47,105,290	47,722,263	48,614,438	47,592,010
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	2,766,871
Weighted-average outstanding shares	47,105,290	47,722,263	48,614,438	50,358,881

EPS attributable to Class A, Class B, Class C and Class D stockholders per share – basic	$(0.68)	$(1.14)	$(1.43)	$0.27
EPS attributable to Class A, Class B, Class C and Class D stockholders per share – diluted	$(0.68)	$(1.14)	$(1.43)	$0.26
For the three and nine months ended September 30, 2024, there were approximately 6.6 million and 5.6 million potentially dilutive securities, respectively, that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented. For the three and nine months ended September 30, 2023, there were 2.5 million potentially antidilutive securities excluded from the computation of diluted EPS.
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

As of September 30, 2024 and December 31, 2023, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of September 30, 2024
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$13,517	$—	$—	$13,517

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$10,636	$—	$—	$10,636

Assets subject to fair value measurement:
Cash equivalents - money market funds (c)	$81,187	$81,187	$—	$—

As of December 31, 2023
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$22,970	$—	$—	$22,970

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$16,520	$—	$—	$16,520

Assets subject to fair value measurement:
Cash equivalents-money market funds(c)	$193,769	$193,769	$—	$—
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
(b)The fair value is measured using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, discount rate and terminal growth rate.
(c)The Company measures and reports its cash equivalents that are invested in money market funds and valued based on quoted market prices which approximate cost due to their short-term maturities.
There were no transfers within Level 1, 2, or 3 during the nine months ended September 30, 2024 and 2023. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024 and 2023:

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2023	$22,970	$16,520
Net income attributable to non-controlling interests	—	976
Distributions	(2,146)	—
Purchase of ownership interest in Reach Media	—	(7,603)
Dividends paid to non-controlling interests	—	(1,799)
Change in fair value(a)	(7,307)	2,542
Balance as of September 30, 2024	$13,517	$10,636

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2022	$25,741	$25,298
Net income attributable to non-controlling interests	—	2,015
Distributions	(1,218)	—
Dividends paid to non-controlling interests	—	(4,401)
Change in fair value(a)	(1,445)	(1,089)
Balance as of September 30, 2023	$23,078	$21,823
(a)Amount of total income/(losses) for the period included in earnings attributable to the change in unrealized (gains) losses relating to liabilities still held at the reporting date.
Changes in the fair value of the Employment Agreement Award were recorded in the condensed consolidated statements of operations as corporate selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the condensed consolidated balance sheets.
For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

				September 30, 2024		December 31, 2023

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value(a)
Employment Agreement Award	Discounted cash flow	Discount rate		11.0%		10.0%
Employment Agreement Award	Discounted cash flow	Operating profit margin range		30.9% - 35.5%		35.0% - 42.3%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range		(4.5)% - (0.1)%		(2.1)% - 2.5%
Employment Agreement Award	Market approach	Average recurring EBITDA multiple	5.0	x		6.3 - 6.5 x
Redeemable non-controlling interests	Discounted cash flow	Discount rate		20.0%		12.5%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range		29.7% - 33.6%		24.5% - 31.9%
Redeemable non-controlling interests	Discounted cash flow	Revenue growth rate range		(1.7)% - 18.9%		1.2% - 16.5%
Redeemable non-controlling interests	Discounted cash flow	Exit multiple		N/A	4.0	x
(a)Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance of cash flows.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, which are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. See Note 13 – Goodwill and Other Intangible Assets of the Company's condensed consolidated financial statements for further discussion.

Financial Instruments
As of September 30, 2024, and December 31, 2023, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2024, and December 31, 2023, except for the Company’s long-term debt. On January 25, 2021, the Company borrowed $825.0 million in aggregate principal amount of senior secured notes due February 2028 and bearing interest at a rate of 7.375% (the “2028 Notes”). The 2028 Notes had a carrying value of approximately $600.0 million and fair value of approximately $432.0 million as of September 30, 2024, and had a carrying value of approximately $725.0 million and fair value of approximately $616.3 million as of December 31, 2023. The fair values of the 2028 Notes, classified as a Level 2 instrument, were determined based on the trading values of this instrument in an inactive market as of the reporting date. There were no borrowings outstanding on the Company’s asset-backed credit facility as of September 30, 2024, and December 31, 2023.
8. INVESTMENTS
RVA Entertainment Holding
In 2021, the Company and Peninsula Pacific Entertainment (succeeded by Churchill Downs Incorporated (“CDI”) on November 1, 2022) formed a joint venture, RVAEH, to develop and operate a casino resort in Richmond. The carrying value of the investment was $0.0 million as of December 31, 2023. The Company made a final $0.6 million contribution in February 2024. As of February 15, 2024, Urban One, Inc. terminated the 50/50 joint venture with CDI that sought to develop a casino resort in the City of Richmond.
9. CONTENT ASSETS
The gross cost and accumulated amortization of content assets is as follows:

	September 30, 2024	December 31, 2023	Period of Amortization

	(In thousands)
Produced content assets:
Completed	$158,440	$132,273
In-production	9,883	11,726
Licensed content assets acquired:
Acquired	43,455	35,520
Content assets, at cost	211,778	179,519	1‑5 Years
Less: accumulated amortization	(81,842)	(67,323)
Content assets, net	129,936	112,196
Less: current portion	(40,313)	(29,748)
Noncurrent portion	$89,623	$82,448
Amortization of content assets is recorded in the condensed consolidated statements of operations as programming and technical expenses. Content amortization for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Content amortization - acquired	$3,752	$3,672	$10,450	$13,873
Content amortization - produced	8,574	8,555	24,419	22,728
Total content amortization	$12,326	$12,227	$34,869	$36,601

10. RELATED PARTY TRANSACTIONS
Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise, and that Reach Media will be reimbursed its expenditures and receive a fee based on performance. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The Foundation owed Reach Media approximately $0.3 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively.
The Fantastic Voyage was operated in May 2024 and May 2023. For the nine months ended September 30, 2024, the revenues, expenses, and operating income were approximately $9.6 million, $8.4 million, and $1.2 million, respectively, compared to the nine months ended September 30, 2023, for which they were approximately $10.0 million, $8.2 million, and $1.75 million, respectively.
Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of September 30, 2024 and December 31, 2023.
Effective August 12, 2024, Reach Media and the Foundation entered into a new agreement regarding the Fantastic Voyage (the “FV Revised Agreement”). Cruises beginning with Fantastic Voyage 2025 will operate under the FV Revised Agreement. The Fantastic Voyage 2024 cruise continues to be accounted for under the existing agreement.

The FV Revised Agreement provides that Reach Media shall have the right, but not the obligation, to renew the agreement for another year, provided that it notifies the Foundation within ninety (90) days of the conclusion of the prior cruise.
Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., was a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. As of December 31, 2023, the Company owed BMI approximately $0.3 million. On February 8, 2024, the sale of BMI to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of approximately $0.8 million. Due to the sale of BMI, Alfred Liggins is no longer a member of the BMI Board of Directors. The Company incurred expenses of approximately $0.9 million during the three months ended September 30, 2023. The Company incurred expenses of approximately $0.8 million and $2.7 million during the nine months ended September 30, 2024 and 2023, respectively.
11. NEW ACCOUNTING STANDARDS
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker ("CODM"). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company expects this ASU to only impact its disclosures with no impact on its results of operations, cash flows and financial condition.

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
For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company expects this ASU to only impact its disclosures with no impact on its results of operations, cash flows and financial condition.

12. AQUISITIONS AND DISPOSTIONS

On April 11, 2023, the Company entered into a definitive asset purchase agreement with Cox Media Group (“the CMG Acquisition”) to purchase its Houston radio cluster. Under the terms of the agreement, the Company agreed to acquire 93Q Country KKBQ-FM, classic rock station The Eagle 106.9 & 107.5 KHPT-FM and KGLK-FM, and Country Legends 97.1 KTHT-FM. The transaction price was approximately $27.5 million. The acquisition was completed on August 1, 2023.
As part of the Federal Communication Commission (“FCC”) approval of and the closing conditions of the CMG Acquisition, the Company was required to divest KTHT-FM. On June 7, 2023, the Company entered into a definitive asset purchase agreement with Educational Media Foundation (“EMF”) to sell KTHT-FM, and all its assets, for approximately $3.1 million (“the KTHT Divestiture”). Immediately prior to the closing of the CMG Acquisition on August 1, 2023, the KTHT-FM assets were transferred directly into an irrevocable trust until sale to EMF was finalized. On November 1, 2023, after the approval by the FCC, the KTHT Divestiture was completed.
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
In anticipation of the FCC divestiture requirement and the CMG Acquisition, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the Radio Broadcasting segment to an unrelated third party for approximately $7.5 million. At the time of closing of the CMG Acquisition, the identified assets and liabilities of KROI-FM have a combined carrying value of approximately $9.9 million and $2.4 million, respectively. The major category of the assets included radio broadcasting licenses in the amount of approximately $7.3 million (net of impairment of approximately $16.8 million included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2023). On August 1, 2023, immediately prior to the closing of the CMG Acquisition, the identified assets and liabilities were transferred to the irrevocable trust and removed from the Company’s condensed consolidated balance sheet as part of customary closing terms. The identified assets and liabilities will remain in the trust until the transaction is complete, which is anticipated to occur on or about December 23, 2024.
As the identified assets and liabilities of KROI-FM were held in an irrevocable trust and the divestiture had not been completed as of September 30, 2024, the Company has recorded a right to receive payment from KROI-FM’s acquirer as a receivable of approximately $1.9 million and $5.6 million within other current assets in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.

On September 18, 2024, the Company entered into an amended and restated time brokerage agreement (“TBA”) with La Mega Media, Inc. and Lazo Media, LLC (collectively “LaMega”). Pursuant to the TBA, on November 1, 2024, the Company began to broadcast programs produced, owned, or acquired by the Company on LaMega’s Columbus, Ohio radio station, WVKO-FM. Under the TBA, the Company pays a monthly fee as well as certain operating costs of WVKO-FM, and, in exchange, the Company retains all revenues from the sale of the advertising within the programming the Company provides. The term of the TBA is through October 31, 2027 and the Company has an option to acquire the station exercisable through December 31, 2026.

13. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of September 30, 2024, an overall decline in revenue and operating profit margin created a triggering event indicating that the fair value of the Company’s reporting units were more likely than not to be less than its carrying value. Therefore, the Company performed a quantitative assessment at all ten of the reporting units that contain goodwill. Based on the quantitative impairment assessment performed, no goodwill impairment losses were recognized for the three months ended September 30, 2024.

Radio Broadcasting Licenses

As of September 30, 2024, an increase in the discount rate, continued decline of projected gross market revenues and a decline in operating profit margin created a triggering event indicating that the fair value of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value. Therefore, the Company performed a quantitative impairment assessment for the broadcasting licenses for all radio markets to determine whether they were impaired.

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

Based on this analysis, the Company recognized an impairment loss of approximately $37.7 million associated with 9 radio markets within the Radio Broadcasting segment, included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations during the three months ended September 30, 2024. During the nine months ended September 30, 2024 the Company recognized an impairment loss of approximately $118.5 million within the Radio Broadcasting segment, included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations.

The following table presents the changes in the Company’s radio broadcasting licenses carrying value during the nine months ended September 30, 2024.

(In thousands)
Balance as of January 1, 2024	$375,296
Additions(a)	225
Impairment charges	(118,492)
Balance as of September 30, 2024	$257,029
(a)Measurement period adjustment related to the CMG Acquisition as defined in Note 12.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the 13 radio markets in the most recent interim impairment assessment performed as of September 30, 2024.

Radio Broadcasting Licenses	September 30, 2024
Discount Rate	10.5%
Revenue Growth Rate Range	(4.0)% - 0.3%
Terminal Growth Rate	(0.5)%
Mature Market Share Range	1.1% - 30.5%
Operating Profit Margin Range	1.3% - 30.0%
TV One Trade Name
As of September 30, 2024, the Company noted a continued decline in revenues and operating profit margin in the Cable Television segment, indicating that it was more likely than not that its TV One trade name was impaired. Therefore, the Company performed a quantitative impairment assessment for the trade name for all TV One to determine whether it was impaired.

To determine the fair value of the trade name, the Company utilized the relief from royalty approach which values a trade name by calculating the present value of royalty payments avoided given the continued use. The key assumptions used in the analysis for the trade name include cumulative probability of continued use, percentage of royalty payments avoided, projected revenue growth, terminal growth rate, and discount rate.
Based on this analysis, the Company recognized an impairment loss of approximately $9.1 million associated with TV One trade name within the Cable Television segment, included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations during the three and nine months ended September 30, 2024.

The following table presents the changes in the Company’s trade name carrying value during the nine months ended September 30, 2024.

TV One Trade Name

(In thousands)
As of December 31, 2023
Gross trade name	$39,690
Accumulated impairment losses	—
Net trade name at December 31, 2023	$39,690

Additions	—
Impairments	(9,089)

As of September 30, 2024
Gross trade name	$39,690
Accumulated impairment losses	(9,089)
Net trade name at September 30, 2024(a)	$30,601
(a)TV One Trade Name is included within Other Intangible Assets, net.

Below are the key assumptions used in the relief from royalty approach model for estimating the fair value of the trade name for the TV One in the most recent interim impairment assessment performed as of September 30, 2024.

TV One Trade Name	September 30, 2024
Discount Rate	11.0%
Revenue Growth Rate Range	(10.3)% - (0.1)%
Terminal Growth Rate	(1.5)%
Royalty Payments Avoided	2.5%
Cumulative Probability of Continued Use	100%

14. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023

	(In thousands)
2028 Notes	$599,975	$725,000
Total debt	599,975	725,000
Less: original issue discount and issuance costs	(6,057)	(8,754)
Long-term debt, net	$593,918	$716,246
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
The deferred financing costs included in interest expense for all instruments, for each of the three and nine months ended September 30, 2024 and 2023, were approximately $0.4 million and $0.5 million, respectively, and approximately $1.4 million and $1.5 million, respectively. The Company’s effective interest rate for the three and nine months ended September 30, 2024 and 2023 was 7.83% and 7.73%, respectively.
From time to time, the Company may repurchase its debt securities in open market purchases. Under open authorizations, repurchases of the outstanding debt may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt is retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding debt and other factors, and subject to restrictions under applicable law.

On December 6, 2022, the Board of Directors authorized and approved a note repurchase program for up to $25.0 million of the currently outstanding 2028 Notes. During the three months ended March 31, 2023, the Company repurchased $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par exhausting this authorization. The Company recorded a net gain on retirement of debt of approximately $2.4 million during the three months ended March 31, 2023.
During the fourth quarter of 2023, the Board of Directors authorized and approved a note repurchase program for up to $75.0 million of the currently outstanding 2028 Notes. During the three months ended March 31, 2024, the Company repurchased $75.0 million of its 2028 Notes at an average price of approximately 88.3% of par exhausting this authorization. The Company recorded a net gain on retirement of debt of approximately $7.9 million during the three months ended March 31, 2024.
During the second quarter of 2024, the Board of Directors authorized and approved a note repurchase program for up to $75.0 million of the currently outstanding 2028 Notes (the "June 2024 Authorization"). During the three months ended June 30, 2024, the Company repurchased approximately $35.5 million of its 2028 Notes at an average price of approximately 78.0% of par, resulting in a net gain on retirement of debt of approximately $7.4 million and leaving $39.5 million unused under the June 2024 Authorization.
During the three months ended September 30, 2024, under the June 2024 Authorization, the Company repurchased approximately $14.5 million of its 2028 Notes at an average price of approximately 75.0% of par, resulting in a net gain on retirement of debt of approximately $3.5 million and leaving $25.0 million under the June 2024 Authorization. During the three months September 30, 2023, the Company did not repurchase any of its 2028 Notes.
The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.
Asset-Backed Credit Facilities
On February 19, 2021, the Company closed on its asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of September 30, 2024 and December 31, 2023, there was no balance outstanding on the Current ABL Facility.
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
All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company is in compliance as of September 30, 2024.
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
Future Minimum Principal Payments
Future scheduled minimum principal payments of debt as of September 30, 2024, are as follows:

2028 Notes
(In thousands)
October-December 2024	$—
2025	—
2026	—
2027	—
2028	599,975
Total debt	$599,975

15. INCOME TAXES

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $17.8 million on pre-tax loss from consolidated operations of approximately $86.2 million for the nine months ended September 30, 2024. This results in an effective tax rate of approximately 20.7%, which includes approximately $2.9 million of discrete tax expense primarily related to return to provision adjustments, changes in valuation allowance for certain of the Company's state net operating losses and portion of our interest expense asset, and stock-based compensation for the nine months ended September 30, 2024.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. As of September 30, 2024, the Company believes it is more likely than not that these DTAs will be realized, except for certain of the Company’s state net operating losses and portion of our interest expense asset.

The Company is subject to continuous examination of the Company’s income tax returns by the Internal Revenue Service ("IRS") and other domestic tax authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.
16. STOCKHOLDERS EQUITY

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
On June 10, 2024, the Company’s board of directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted.
During the nine months ended September 30, 2024, the Company repurchased 1,464,300 shares of Class A Common Stock in the amount of approximately $3.0 million at an average price of $2.03 per share. During the nine months ended September 30, 2024, the Company repurchased 647,528 shares of Class D Common Stock in the amount of approximately $0.9 million at an average price of $1.39. After giving effect to the above transaction, the 2024 Stock Repurchase program has approximately $16.1 million remaining shares under the authorization. See Note 19 - Subsequent Events of our condensed consolidated financial statements for additional purchases subsequent to September 30, 2024.
Stock Option and Restricted Stock Grant Plan
The 2019 Equity and Performance Incentive Plan is an equity performance incentive plan for stock options and restricted stock. Both Class A and Class D common stock are available for grant. The Company settles stock options, net of tax, upon exercise by issuing stock.

On October 1, 2024, the Company held its 2024 Annual Stockholders meeting. At that meeting, the stockholders approved a second amendment and restatement (the "2024 Second Incentive Plan Amendment and Restatement") of the Urban One 2019 Equity and Performance Incentive Plan (the "2019 Plan") to (i) correct a typographical error with respect to the duration of options and (ii) increase the number of Class A and Class D shares available for issuance. The 2024 Second Incentive Plan Amendment and Restatement was approved and, as a result, 750,000 shares of Class A common stock and 7,000,000 shares of Class D common stock were added to the 2019 Plan. The total number of shares authorized for issuance under the 2019 Incentive Plan, giving effect to its original authorization of 5,500,000 Class D Shares, the first amendment and restatement in 2021 with its 2,000,000 Class A Shares and 5,519,575 Class D Shares and the 2024 Second Incentive Plan Amendment and Restatement is (i) 750,000 shares of the Company's Class A common stock and (ii) 18,019,575 shares of the Company's Class D common stock. Immediately after given effect to the 2024 Second Incentive Plan Amendment and Restatement 2,000,000 shares of the Company's Class A common stock are ungranted and in reserve and (ii) 7,000,000 shares of the Company's Class D common stock are ungranted and in reserve.

Pursuant to the terms of the Company’s stock plan and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market or repurchased by the Company for tax purposes on or about the vesting dates. Transactions and other information relating to stock options of Class D common stock for the nine months ended September 30, 2024, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2023	5,224,136	$2.90	5.28	$5,021,952
Grants	1,373,393	2.43	—	—
Exercised	—	—	—	—
Forfeited	(3,636)	5.26	—	—
Cancelled/expired/settled	(18,367)	2.33	—	—
Outstanding at September 30, 2024	6,575,526	$2.81	5.59	$—
Vested and expected to vest at September 30, 2024	6,575,526	2.81	5.59	—
Unvested at September 30, 2024	900,319	2.06	9.42	—
Exercisable at September 30, 2024	5,675,207	2.92	4.98	—
(a)The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the period, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on that day. This amount changes based on the fair market value of the Company’s stock.
As of September 30, 2024, approximately $0.6 million of total unrecognized compensation cost related to Class D stock options is expected to be recognized over a weighted-average period of 9 months. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 was $1.34.
The Company did not grant any options to purchase shares of Class A common stock during the three and nine months ended September 30, 2024.
Activity relating to grants of restricted shares of Class D common stock for the nine months ended September 30, 2024, are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2023	313,117	$4.77
Grants	1,855,126	2.66
Vested	(1,289,875)	3.67
Forfeited/cancelled/expired	(1,901)	5.26
Unvested at September 30, 2024	876,467	$1.92

Restricted stock grants for Class A and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant.
The Company did not grant any restricted shares of Class A stock during the three and nine months ended September 30, 2024. There were no restricted shares of Class A common stock that vested or were cancelled during the period. There were 750,000 unvested shares of restricted Class A common stock as of September 30, 2024 and December 31, 2023.
As of September 30, 2024, approximately $1.0 million of total unrecognized compensation cost related to awards of restricted Class D common stock is expected to be recognized over a weighted-average period of 11 months and approximately $0.5 million of total unrecognized compensation cost related to awards of restricted Class A common stock is expected to be recognized over a weighted-average period of 3 months.

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

Detailed segment data for the three and nine months ended September 30, 2024 and 2023, is presented in the following tables:

	Three Months Ended September 30,
	2024	2023
	(In thousands)
Net revenues:
Radio Broadcasting	$39,716	$40,152
Reach Media	10,247	11,157
Digital	20,398	20,356
Cable Television	40,690	46,787
All other - corporate/eliminations*	(658)	(627)
Consolidated	$110,393	$117,825

Operating expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio Broadcasting	$33,171	$31,701
Reach Media	5,878	7,965
Digital	13,371	13,063
Cable Television	25,651	24,563
All other - corporate/eliminations	10,458	9,389
Consolidated	$88,529	$86,681

Depreciation and amortization:
Radio Broadcasting	$509	$925
Reach Media	39	41
Digital	401	376
Cable Television	47	110
All other - corporate/eliminations	242	356
Consolidated	$1,238	$1,808

Impairment of goodwill, intangible assets, and long-lived assets:
Radio Broadcasting	$37,734	$85,448
Reach Media	—	—
Digital	—	—
Cable Television	9,089	—
All other - corporate/eliminations	—	—
Consolidated	$46,823	$85,448

Operating (loss) income:
Radio Broadcasting	$(31,698)	$(77,922)
Reach Media	4,330	3,151
Digital	6,626	6,917
Cable Television	5,903	22,114
All other - corporate/eliminations	(11,358)	(10,372)
Consolidated	$(26,197)	$(56,112)

*Intercompany revenue included in net revenues above is as follows:
Radio Broadcasting	$(658)	$(627)

	Three Months Ended September 30,
	2024	2023
	(In thousands)
Capital expenditures:
Radio Broadcasting	$1,119	$1,711
Reach Media	20	36
Digital	391	469
Cable Television	—	36
All other - corporate/eliminations	103	208
Consolidated	$1,633	$2,460

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Net revenues:
Radio Broadcasting	$118,066	$114,528
Reach Media	37,648	42,125
Digital	50,252	54,335
Cable Television	128,412	148,895
All other - corporate/eliminations*	(1,831)	(2,537)
Consolidated	$332,547	$357,346

Operating expenses (excluding depreciation and amortization and impairment of goodwill, intangible assets, and long-lived assets):
Radio Broadcasting	$94,315	$87,573
Reach Media	27,835	31,326
Digital	37,381	37,231
Cable Television	82,140	82,547
All other - corporate/eliminations	30,944	26,410
Consolidated	$272,615	$265,087

Depreciation and amortization:
Radio Broadcasting	$3,470	$2,730
Reach Media	121	120
Digital	1,215	1,077
Cable Television	348	1,327
All other - corporate/eliminations	927	1,037
Consolidated	$6,081	$6,291

Impairment of goodwill, intangible assets, and long-lived assets:
Radio Broadcasting	$118,492	$124,304
Reach Media	—	—
Digital	—	—
Cable Television	9,089	—
All other - corporate/eliminations	—	—
Consolidated	$127,581	$124,304

Operating (loss) income:
Radio Broadcasting	$(98,211)	$(100,079)
Reach Media	9,692	10,679
Digital	11,656	16,027
Cable Television	36,835	65,021
All other - corporate/eliminations	(33,702)	(29,984)
Consolidated	$(73,730)	$(38,336)

*Intercompany revenue included in net revenues above is as follows:
Radio Broadcasting	$(2,111)	$(2,537)

	Nine Months Ended September 30,
	2024	2023

	(In thousands)
Capital expenditures:
Radio Broadcasting	$3,956	$4,098
Reach Media	49	87
Digital	1,269	1,434
Cable Television	69	47
All other - corporate/eliminations	329	912
Consolidated	$5,672	$6,578

	September 30, 2024	December 31, 2023

	(In thousands)
Total assets:
Radio Broadcasting	$381,120	$503,259
Reach Media	49,253	50,722
Digital	27,426	31,185
Cable Television	402,352	398,660
All other - corporate/eliminations	102,452	227,347
Consolidated	$962,603	$1,211,173

18. COMMITMENTS AND CONTINGENCIES

Radio Broadcasting Licenses
Each of the Company’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2027 through August, 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is filed and is pending, as is the case with respect to each of the Company’s stations with licenses that have expired.
Royalty Agreements
Musical works rights holders, songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations (“PRO”), particularly ASCAP and BMI, and new entities, such as Global Music Rights Inc. (“GMR”), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. These licenses periodically come up for renewal and, as a result, certain of the Company’s PRO licenses are currently the subject of renewal negotiations. The outcome of these renewal negotiations could impact, and potentially increase, the Company’s music license fees. In addition, there is no guarantee that additional PROs will not emerge, which could impact, and in some circumstances increase, the Company’s royalty rates and negotiation costs.

The Radio Music Licensing Committee (“RMLC”), of which the Company is a represented participant has negotiated and entered into, on behalf of participating members, an Interim License Agreement with ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026. The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term. The RMLC is engaged in rate determination proceedings with both BMI and SESAC.
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

19. SUBSEQUENT EVENTS

During the second quarter of 2024, the Company’s board of directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted. Since October 1, 2024, and through the date of this filing, the Company repurchased 53,051 shares of Class D common stock in the amount of approximately $0.1 million at an average price of $1.09 per share and repurchased 208,793 shares of Class A common stock in the amount of approximately $0.3 million at an average price of $1.51 per share. Giving effect to these repurchases and prior activity under the authorization, the Company has approximately $15.7 million remaining under the 2024 Stock Authorization.

On November 1, 2024, the Radio Music Licensing Committee ("RMLC") announced that it had won a ruling in its rate determination proceedings with SESAC with respect to fees paid by RMLC-represented stations. The determination sets the rates for the period January 1, 2023, through December 31, 2026, and is retroactive in its application. RMLC-Represented Stations that have paid SESAC interim license fees at higher previous rates may receive a true-up adjustment in order to bring rates into conformity with the now-final rates. This ruling did not have a material impact on the Company's operations.

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
The following table shows the percentage of consolidated net revenues generated by each reporting segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Radio broadcasting segment	36.0%	34.1%	35.5%	32.0%
Reach Media segment	9.3%	9.5%	11.3%	11.8%
Digital segment	18.5%	17.3%	15.1%	15.2%
Cable television segment	36.9%	39.7%	38.6%	41.7%
All other - corporate/eliminations	(0.6)%	(0.6)%	(0.6)%	(0.7)%
The following table shows the percentages generated from local and national advertising as a subset of net revenues from our core radio business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Percentage of core radio business generated from local advertising	60.5%	59.0%	62.0%	60.3%
Percentage of core radio business generated from national advertising, including network advertising	36.5%	37.0%	32.9%	35.3%
National and local advertising also includes advertising revenue generated from our digital segment. The balance of net revenues from our Radio Broadcasting segment was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following table shows the sources of our net revenues for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(In thousands)
Net revenues:
Radio advertising	$44,991	$46,651	$(1,660)	(3.6)%
Political advertising	3,547	1,101	2,446	222.2
Digital advertising	19,434	20,269	(835)	(4.1)
Cable television advertising	21,868	25,218	(3,350)	(13.3)
Cable television affiliate fees	18,808	21,569	(2,761)	(12.8)
Event revenues & other	1,745	3,017	(1,272)	(42.2)
Net revenues	$110,393	$117,825	$(7,432)	(6.3)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(In thousands)
Net revenues:
Radio advertising	$131,753	$134,549	$(2,796)	(2.1)%
Political advertising	6,935	1,933	5,002	258.8
Digital advertising	48,910	54,027	(5,117)	(9.5)
Cable television advertising	69,403	81,286	(11,883)	(14.6)
Cable television affiliate fees	58,910	67,589	(8,679)	(12.8)
Event revenues & other	16,636	17,962	(1,326)	(7.4)
Net revenues	$332,547	$357,346	$(24,799)	(6.9)%
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

Expenses
Our significant expenses are: (i) employee salaries and commissions; (ii) programming expenses; (iii) marketing and promotional expenses; (iv) rental of premises for office facilities and studios; (v) rental of transmission tower space; (vi) music license royalty fees; and (vii) content amortization. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources, and management information systems and, in certain markets, the programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies. In addition to salaries and commissions, major expenses for our internet business include membership traffic acquisition costs, software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with internet service provider (“ISP”) hosting services and other internet content delivery expenses. Major expenses for our cable television business include content acquisition and amortization, sales, and marketing.
We generally incur marketing and promotional expenses to increase and maintain our audiences. However, because Nielsen reports ratings either monthly or quarterly, depending on the market, any changed ratings and the effect on advertising revenue tends to lag behind both the reporting of the ratings and the occurrence of advertising and promotional expenditures.

URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical condensed consolidated results of operations:
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	Change

	(In thousands)

Statements of Operations:
Net revenue	$110,393	$117,825	$(7,432)	(6.3)%
Operating expenses:
Programming and technical, excluding stock-based compensation	33,911	33,903	8	—
Selling, general and administrative, excluding stock-based compensation	41,112	40,142	970	2.4
Corporate selling, general and administrative, excluding stock-based compensation	12,354	10,418	1,936	18.6
Stock-based compensation	1,152	2,218	(1,066)	(48.1)
Depreciation and amortization	1,238	1,808	(570)	(31.5)
Impairment of goodwill, intangible assets, and long-lived assets	46,823	85,448	(38,625)	(45.2)
Total operating expenses	136,590	173,937	(37,347)	(21.5)
Operating loss	(26,197)	(56,112)	29,915	(53.3)
Interest income	1,088	2,256	(1,168)	(51.8)
Interest expense	11,649	13,983	(2,334)	(16.7)
Gain on retirement of debt	3,472	—	3,472	100.0
Other income, net	74	75	(1)	(1.3)
Loss from operations before benefit from income taxes	(33,212)	(67,764)	34,552	(51.0)
Benefit from income taxes	(1,814)	(16,778)	14,964	(89.2)
Net loss from consolidated operations	(31,398)	(50,986)	19,588	(38.4)
Loss from unconsolidated joint venture	—	(2,728)	2,728	100.0
Net loss	(31,398)	(53,714)	22,316	(41.5)
Net income attributable to non-controlling interests	400	697	(297)	(42.6)
Net loss attributable to common stockholders	$(31,798)	$(54,411)	$22,613	(41.6)%

Net revenues

Three Months Ended September 30,		Change
2024	2023
$110,393	$117,825	$(7,432)	(6.3)%
During the three months ended September 30, 2024, we recognized approximately $110.4 million in net revenues compared to approximately $117.8 million during the three months ended September 30, 2023. These amounts are net of agency and outside sales representative commissions. We recognized approximately $39.7 million of revenue from our Radio Broadcasting segment during the three months ended September 30, 2024, compared to approximately $40.2 million during the three months ended September 30, 2023, a decrease of approximately $0.5 million. This decrease was primarily due to a decrease in national advertising offset by the Houston station acquisition, which was completed in August 2023. We recognized approximately $10.2 million of revenue from our Reach Media segment during the three months ended September 30, 2024, compared to approximately $11.2 million for the three months ended September 30, 2023, a decrease of approximately $1.0 million. The decrease was primarily driven by the decrease in overall demand and attrition of advertisers. We recognized approximately $20.4 million of revenue from our digital segment during the three months ended September 30, 2024, compared to approximately $20.4 million for the three months ended September 30, 2023, a decrease of approximately $0.0 million. The decrease was primarily driven by a decrease in national digital sales and lower demand from the Company’s advertisers. We recognized approximately $40.7 million of revenue from our cable television segment during the three months ended September 30, 2024, compared to approximately $46.8 million for the three months ended September 30, 2023, a decrease of approximately $6.1 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the consistent churn in subscribers.
Operating expenses
Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Change
2024	2023
$33,911	$33,903	$8	—%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $33.9 million each for the three months ended September 30, 2024 and 2023, respectively. Expenses were flat for all segments.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Change
2024	2023
$41,112	$40,142	$970	2.4%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities, and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $41.1 million for the three months ended September 30, 2024, compared to approximately $40.1 million for the three months ended September 30, 2023, an increase of approximately $1.0 million. Expenses in our Radio Broadcasting segment increased approximately $1.4 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to higher payroll, research, travel and entertainment costs and insurance costs as a result of the Houston station acquisition, which was completed in August 2023. Expenses in our Reach Media segment decreased approximately $1.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to lower payroll expenses and lower affiliate station costs. Expenses in our digital segment increased approximately $0.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to an increase in traffic acquisition costs. Expenses in our cable television segment increased approximately $0.8 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due primarily to an increase in sales commissions and research expenses.
Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Change
2024	2023
$12,354	$10,418	$1,936	18.6%
Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $12.4 million for the three months ended September 30, 2024, compared to approximately $10.4 million for the three months ended September 30, 2023, an increase of approximately $1.9 million. The increase was primarily due to by higher third-party consulting, remediation costs and audit expenses, offset by a non-cash benefit related to the change in fair value of the Employment Agreement Award liability (as defined in Note 7 - Fair Value Measurements).
Stock-based compensation

Three Months Ended September 30,		Change
2024	2023
$1,152	$2,218	$(1,066)	(48.1)%
Stock-based compensation expense was approximately $1.2 million for the three months ended September 30, 2024, compared to approximately $2.2 million for the three months ended September 30, 2023, a decrease of approximately $1.1 million. The decrease in stock-based compensation was primarily due to the decrease in grant date fair value of awards.

Depreciation and amortization

Three Months Ended September 30,		Change
2024	2023
$1,238	$1,808	$(570)	(31.5)%
Depreciation and amortization expense was approximately $1.2 million for the three months ended September 30, 2024, compared to approximately $1.8 million for the three months ended September 30, 2023, a decrease of approximately $0.6 million due to the write off of aged property and equipment, net during the three months ended September 30, 2024.
Impairment of goodwill, intangible assets, and long-lived assets

Three Months Ended September 30,		Change
2024	2023
$46,823	$85,448	$(38,625)	(45.2)%
Impairment of goodwill, intangible assets and long-lived assets was approximately $46.8 million during the three months ended September 30, 2024, compared to approximately $85.4 million for the three months ended September 30, 2023. See Note 13 – Goodwill and Other Intangible Assets of the Company’s condensed consolidated financial statements for further discussion.
Interest income

Three Months Ended September 30,		Change
2024	2023
$1,088	$2,256	$(1,168)	(51.8)%
Interest income was approximately $1.1 million for the three months ended September 30, 2024, compared to approximately $2.3 million for the three months ended September 30, 2023. The decrease was driven by lower cash and cash equivalents balances during the three months ended September 30, 2024, than in the corresponding period in 2023.
Interest expense

Three Months Ended September 30,		Change
2024	2023
$11,649	$13,983	$(2,334)	(16.7)%
Interest expense was approximately $11.6 million for the three months ended September 30, 2024, compared to approximately $14.0 million for the three months ended September 30, 2023, a decrease of approximately $2.3 million. The decrease was due to lower overall debt balances outstanding. See Note 14- Long-term Debt of the Company’s condensed consolidated financial statements for further discussion.
Gain on retirement of debt

Three Months Ended September 30,		Change
2024	2023
$3,472	$—	$3,472	100.0%
There was approximately a $3.5 million gain on retirement of debt for the three months ended September 30, 2024, compared to $0.0 million for the three months ended September 30, 2023. During the three months ended September 30, 2024 the Company repurchased approximately $14.5 million of its 2028 Notes (the "June 2024 Authorization") at an average price of approximately 75.0% of par, resulting in a net gain on retirement of debt of approximately $3.5 million. During the three months September 30, 2023, the Company did not repurchase any of its 2028 Notes.

Other income, net

Three Months Ended September 30,		Change
2024	2023
$74	$75	$(1)	(1.3)%
Other income, net was approximately $0.1 million for each the three months ended September 30, 2024 and 2023, respectively.
Benefit from income taxes

Three Months Ended September 30,		Change
2024	2023
$(1,814)	$(16,778)	$14,964	(89.2)%

For the three months ended September 30, 2024, we recorded a benefit from income taxes of approximately $1.8 million resulting in an effective tax rate of 5.5%. This rate includes discrete tax expense of approximately $2.9 million primarily related to return to provision adjustments, changes in valuation allowance for certain of our state net operating losses, and stock-based compensation. For the three months ended September 30, 2023, we recorded a benefit from income taxes of approximately $16.8 million resulting in an effective tax rate of 23.8%. This rate includes approximately $0.3 million of discrete tax benefits primarily related to deferred rate changes.

Loss from unconsolidated joint venture

Three Months Ended September 30,		Change
2024	2023
$—	$(2,728)	$2,728	100.0%
For the three months ended September 30, 2023, we recognized approximately $2.7 million loss from unconsolidated joint venture related to the Company’s investment on RVAEH.
Net income attributable to non-controlling interests

Three Months Ended September 30,		Change
2024	2023
$334	$697	$(363)	(52.1)%
Net income attributable to non-controlling interests was approximately $0.3 million for the three months ended September 30, 2024 compared to approximately $0.7 million for the three months ended September 30, 2023. The decrease in net income attributable to non-controlling interests was due primarily to an increase in ownership interest in Reach Media during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The following table summarizes our historical condensed consolidated results of operations:
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	Change

	(In thousands)

Statements of Operations:
Net revenue	$332,547	$357,346	$(24,799)	(6.9)%
Operating expenses:
Programming and technical, excluding stock-based compensation	99,826	100,304	(478)	(0.5)
Selling, general and administrative, excluding stock-based compensation	131,141	126,634	4,507	3.6
Corporate selling, general and administrative, excluding stock-based compensation	38,033	30,333	7,700	25.4
Stock-based compensation	3,615	7,816	(4,201)	(53.7)
Depreciation and amortization	6,081	6,291	(210)	(3.3)
Impairment of goodwill, intangible assets, and long-lived assets	127,581	124,304	3,277	2.6
Total operating expenses	406,277	395,682	10,595	2.7
Operating loss	(73,730)	(38,336)	(35,394)	92.3
Interest income	4,863	4,488	375	8.4
Interest expense	37,051	42,023	(4,972)	(11.8)
Gain on retirement of debt	18,771	2,356	16,415	696.7
Other income, net	974	96,535	(95,561)	(99.0)
(Loss) income from operations before (benefit from) provision for income taxes	(86,173)	23,020	(109,193)	(474.3)
(Benefit from) provision for income taxes	(17,824)	5,259	(23,083)	(438.9)
Net (loss) income from consolidated operations	(68,349)	17,761	(86,110)	(484.8)
Loss from unconsolidated joint venture	(411)	(2,728)	2,317	100.0
Net (loss) income	(68,760)	15,033	(83,793)	(557.4)
Net income attributable to non-controlling interests	976	2,000	(1,024)	(51.2)
Net (loss) income attributable to common stockholders	$(69,736)	$13,033	$(82,769)	(635.1)%

Net revenues

Nine Months Ended September 30,		Change
2024	2023
$332,547	$357,346	$(24,799)	(6.9)%
During the nine months ended September 30, 2024, we recognized approximately $332.5 million in net revenues compared to approximately $357.3 million during the nine months ended September 30, 2023. These amounts are net of agency and outside sales representative commissions. We recognized approximately $118.1 million of revenue from our Radio Broadcasting segment during the nine months ended September 30, 2024, compared to approximately $114.5 million during the nine months ended September 30, 2023, an increase of approximately $3.5 million. This increase was primarily due to an increase in local political advertising and due to the Houston station acquisition, which was completed in August 2023, offset by a decrease in national advertising. We recognized approximately $37.6 million of revenue from our Reach Media segment during the nine months ended September 30, 2024, compared to approximately $42.1 million for the nine months ended September 30, 2023, a decrease of approximately $4.5 million. The decrease was primarily driven by the decrease in overall demand and attrition of advertisers. We recognized approximately $50.3 million of revenue from our digital segment during the nine months ended September 30, 2024, compared to approximately $54.3 million for the nine months ended September 30, 2023, a decrease of approximately $4.1 million. The decrease was primarily driven by a decrease in national digital sales and lower demand from the Company’s advertisers. We recognized approximately $128.4 million of revenue from our cable television segment during the nine months ended September 30, 2024, compared to approximately $148.9 million for the nine months ended September 30, 2023, a decrease of approximately $20.5 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the continued churn in subscribers.
Operating expenses
Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Change
2024	2023
$99,826	$100,304	$(478)	(0.5)%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $99.8 million for the nine months ended September 30, 2024, compared to approximately $100.3 million for the nine months ended September 30, 2023, a decrease of approximately $0.5 million. Expenses in our cable television segment for the nine months ended September 30, 2024, decreased approximately $1.9 million compared to the nine months ended September 30, 2023. The decrease was primarily driven by lower content amortization expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Expenses in our Reach Media segment for the nine months ended September 30, 2024, decreased approximately $1.1 million compared to the nine months ended September 30, 2023. The decrease was primarily driven by lower contract labor and payroll expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Expenses in our Radio Broadcasting segment for the nine months ended September 30, 2024, increased approximately $2.0 million, compared to the nine months ended September 30, 2023. This increase was primarily driven by an increase in payroll, rent and utilities due to the Houston station acquisition, which was completed in August 2023.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Change
2024	2023
$131,141	$126,634	$4,507	3.6%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities, and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $131.1 million for the nine months ended September 30, 2024, compared to approximately $126.6 million for the nine months ended September 30, 2023, an increase of approximately $4.5 million. Expenses in our Radio Broadcasting segment increased approximately $4.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due primarily to bad debt expense, higher payroll, research, travel and entertainment costs and insurance costs as a result of the Houston station acquisition, which was completed in August 2023. Expenses in our Reach Media segment decreased approximately $1.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due primarily to lower affiliate station costs. Expenses in our digital segment were flat when comparing the nine months ended September 30, 2024 and 2023. Expenses in our cable television segment increased approximately $1.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due primarily to an increase in research and payroll expenses offset by a decrease in promotional events expenses.
Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Change
2024	2023
$38,033	$30,333	$7,700	25.4%
Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $38.0 million for the nine months ended September 30, 2024, compared to approximately $30.3 million for the nine months ended September 30, 2023, an increase of approximately $7.7 million. The increase was primarily due to higher third-party consulting and audit expenses, offset by a non-cash benefit related to the change in fair value of the Employment Agreement Award liability (as defined in Note 7 - Fair Value Measurements).
Stock-based compensation

Nine Months Ended September 30,		Change
2024	2023
$3,615	$7,816	$(4,201)	(53.7)%
Stock-based compensation expense was approximately $3.6 million for the nine months ended September 30, 2024, compared to approximately $7.8 million for the nine months ended September 30, 2023, a decrease of approximately $4.2 million. The decrease in stock-based compensation was primarily due to the timing of vesting of stock awards for executive officers and the decrease in grant date fair value of awards.

Depreciation and amortization

Nine Months Ended September 30,		Change
2024	2023
$6,081	$6,291	$(210)	(3.3)%
Depreciation and amortization expense was approximately $6.1 million for the nine months ended September 30, 2024, compared to approximately $6.3 million for the nine months ended September 30, 2023, a decrease of approximately $0.2 million due to capitalized assets becoming fully depreciated during the nine months ended September 30, 2024.
Impairment of goodwill, intangible assets, and long-lived assets

Nine Months Ended September 30,		Change
2024	2023
$127,581	$124,304	$3,277	2.6%
Impairment of goodwill, intangible assets and long-lived assets was approximately $127.6 million during the nine months ended September 30, 2024, compared to approximately $124.3 million for the nine months ended September 30, 2023. See Note 13 – Goodwill and Other Intangible Assets of the Company’s condensed consolidated financial statements for further discussion.
Interest income

Nine Months Ended September 30,		Change
2024	2023
$4,863	$4,488	$375	8.4%
Interest income was approximately $4.9 million for the nine months ended September 30, 2024, compared to approximately $4.5 million for the nine months ended September 30, 2023. The increase was driven by higher cash and cash equivalents balances during the nine months ended September 30, 2024, than in the corresponding period in 2023.
Interest expense

Nine Months Ended September 30,		Change
2024	2023
$37,051	$42,023	$(4,972)	(11.8)%
Interest expense was approximately $37.1 million for the nine months ended September 30, 2024, compared to approximately $42.0 million for the nine months ended September 30, 2023, a decrease of approximately $5.0 million. The decrease was due to lower overall debt balances outstanding during the nine months ended September 30, 2024. See Note 14 Long-Term Debt of our condensed consolidated financial statements for further information.
Gain on retirement of debt

Nine Months Ended September 30,		Change
2024	2023
$18,771	$2,356	$16,415	696.7%
There was approximately an $18.8 million gain on retirement of debt for the nine months ended September 30, 2024, compared to approximately $2.4 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company repurchased approximately $125.0 million of its 2028 Notes at an average price of approximately 83.8% of par, resulting in a net gain on retirement of debt of approximately $18.8 million. During the nine months ended September 30, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par, resulting in a net gain on retirement of debt of approximately $2.4 million.

Other income, net

Nine Months Ended September 30,		Change
2024	2023
$974	$96,535	$(95,561)	(99.0)%
Other income, net, was approximately $1.0 million for the nine months ended September 30, 2024, compared to approximately $96.5 million for the nine months ended September 30, 2023. As the Company sold its MGM investment in the nine months ended September 30, 2023, the accumulated other comprehensive income was released to other income resulting in approximately a $96.8 million gain.
(Benefit from) provision for income taxes

Nine Months Ended September 30,		Change
2024	2023
$(17,824)	$5,259	$(23,083)	(438.9)%
For the nine months ended September 30, 2024, we recorded a benefit from income taxes of approximately $17.8 million. This amount is based on the actual effective tax rate of 20.6%. This rate includes discrete tax expense of approximately $2.9 million related to provision related to return to provision adjustments, changes in valuation allowance for certain of our state net operating losses, and stock-based compensation. For the nine months ended September 30, 2023, we recorded a provision for income taxes of approximately $5.3 million. This amount is based on the actual effective tax rate of 25.9%. The difference between the effective rate and the Company’s statutory rate relates primarily to the effect of state taxes and permanent differences associated with non-deductible officer compensation. The Company also recorded approximately $23.7 million of discrete tax expense primarily related to the gain on sale our MGM investment.
Loss from unconsolidated joint venture

Nine Months Ended September 30,		Change
2024	2023
$(411)	$(2,728)	$2,317	(84.9)%
For the nine months ended September 30, 2024, we recognized approximately $0.4 million loss from unconsolidated joint venture related to the Company’s investment on RVAEH.
Net income attributable to non-controlling interests

Nine Months Ended September 30,		Change
2024	2023
$976	$2,000	$(1,024)	(51.2)%
Net income attributable to non-controlling interests was approximately $1.0 million for the nine months ended September 30, 2024, compared to approximately $2.0 million for the nine months ended September 30, 2023. The decrease in net income attributable to non-controlling interests was due primarily to the change in ownership interest in Reach Media during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
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
(b)Broadcast and digital operating income: The Radio Broadcasting industry commonly refers to “station operating income” which consists of net (loss) income before depreciation and amortization, income taxes, interest expense, interest income, non-controlling interests in income of subsidiaries, other income, net, loss from unconsolidated joint venture, corporate selling, general and administrative expenses, stock-based compensation, impairment of goodwill, intangible assets, and long-lived assets and (gain) loss on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term “broadcast and digital operating income.” Broadcast and digital operating income is not a measure of financial performance under GAAP. Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.
Broadcast and digital operating income decreased to approximately $35.4 million for the three months ended September 30, 2024, compared to approximately $43.8 million for the three months ended September 30, 2023, a decrease of approximately $8.4 million or 19.2%. The decrease was primarily due to lower broadcast and digital operating income at all segments but our Reach Media segment. Our digital segment generated approximately $7.1 million of broadcast and digital operating income during the three months ended September 30, 2024, compared to approximately $7.3 million during the three months ended September 30, 2023. Reach Media generated approximately $5.1 million of broadcast and digital operating income during the three months ended September 30, 2024, compared to approximately $4.0 million during the three months ended September 30, 2023. Cable television generated approximately $16.7 million of broadcast and digital operating income during the three months ended September 30, 2024, compared to approximately $23.6 million during the three months ended September 30, 2023. The decrease in the cable television segment’s broadcast and digital operating income was primarily from lower net revenues and higher selling, general and administrative costs offset by lower programming and technical expenses. Finally, our Radio Broadcasting segment generated approximately $6.7 million of broadcast and digital operating income during the three months ended September 30, 2024, compared to approximately $8.6 million during the three months ended September 30, 2023, primarily due to an increase in national advertising expenses offset by higher revenue due to the Houston station acquisition, which was completed in August 2023.

Broadcast and digital operating income decreased to approximately $101.6 million for the nine months ended September 30, 2024, compared to approximately $130.4 million for the nine months ended September 30, 2023, a decrease of approximately $28.8 million or 22.1%. The decrease was primarily due to lower broadcast and digital operating income at all segments. Our digital segment generated approximately $13.0 million of broadcast and digital operating income during the nine months ended September 30, 2024, compared to approximately $17.2 million during the nine months ended September 30, 2023. Reach Media generated approximately $12.0 million of broadcast and digital operating income during the nine months ended September 30, 2024, compared to approximately $13.4 million during the nine months ended September 30, 2023. Cable television generated approximately $52.2 million of broadcast and digital operating income during the nine months ended September 30, 2024, compared to approximately $71.9 million during the nine months ended September 30, 2023. The decrease in the cable television segment’s broadcast and digital operating income was primarily from lower net revenues and higher selling, general and administrative costs offset by lower programming and technical expenses. Finally, our Radio Broadcasting segment generated approximately $24.1 million of broadcast and digital operating income during the nine months ended September 30, 2024, compared to approximately $27.4 million during the nine months ended September 30, 2023, primarily due to higher selling, general and administrative costs.
(c)Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to non-controlling interests, impairment of goodwill, intangible assets, and long-lived assets, stock-based compensation, (gain) loss on retirement of debt, corporate costs, severance-related costs, investment income, loss from unconsolidated joint venture, loss from ceased non-core business initiatives less (2) other income, net and interest income. Net (loss) income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill, intangible assets, and long-lived assets or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, digital and cable television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations.” Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.
Summary of Performance
The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)

Net revenues	$110,393	$117,825	$332,547	$357,346
Broadcast and digital operating income	35,370	43,780	101,580	130,408
Adjusted EBITDA	25,414	34,650	76,593	103,874
Net loss to common stockholders	(31,798)	(54,411)	(69,736)	13,033

The reconciliation of net (loss) income attributable to common stockholders to broadcast and digital operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)

Net loss to common stockholders	$(31,798)	$(54,411)	$(69,736)	$13,033
Add back/(deduct) certain non-broadcast and digital operating income items included in net (loss) income:
Interest income	(1,088)	(2,256)	(4,863)	(4,488)
Interest expense	11,649	13,983	37,051	42,023
(Benefit from) provision for income taxes	(1,814)	(16,778)	(17,824)	5,259
Corporate selling, general and administrative, excluding stock-based compensation	12,354	10,418	38,033	30,333
Stock-based compensation	1,152	2,218	3,615	7,816
Gain on retirement of debt	(3,472)	—	(18,771)	(2,356)
Other income, net	(74)	(75)	(974)	(96,535)
Loss from unconsolidated joint venture	—	2,728	411	2,728
Depreciation and amortization	1,238	1,808	6,081	6,291
Net income attributable to non-controlling interests	400	697	976	2,000
Impairment of goodwill, intangible assets, and long-lived assets	46,823	85,448	127,581	124,304
Broadcast and digital operating income	$35,370	$43,780	$101,580	$130,408

The reconciliation of net (loss) income attributable to common stockholders to adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)

Net loss to common stockholders	$(31,798)	$(54,411)	$(69,736)	$13,033
Add back/(deduct) certain non-broadcast and digital operating income items included in net (loss) income:
Interest income	(1,088)	(2,256)	(4,863)	(4,488)
Interest expense	11,649	13,983	37,051	42,023
(Benefit from) provision for income taxes	(1,814)	(16,778)	(17,824)	5,259
Depreciation and amortization	1,238	1,808	6,081	6,291
EBITDA	$(21,813)	$(57,654)	$(49,291)	$62,118
Stock-based compensation	1,152	2,218	3,615	7,816
Gain on retirement of debt	(3,472)	—	(18,771)	(2,356)
Other income, net	(74)	(75)	(974)	(96,535)
Loss from unconsolidated joint venture	—	2,728	411	2,728
Net income attributable to non-controlling interests	400	697	976	2,000
Corporate costs(a)	1,339	1,594	10,863	4,317
Employment Agreement Award and other compensation	—	(845)	—	(2,663)
Severance-related costs	251	31	831	318
Impairment of goodwill, intangible assets, and long-lived assets	46,823	85,448	127,581	124,304
Investment expense from MGM National Harbor(b)	—	—	—	(115)
Other nonrecurring expenses	46	—	(631)	—
Loss from ceased non-core business initiatives	762	508	1,983	1,942
Adjusted EBITDA	$25,414	$34,650	$76,593	$103,874
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
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance was approximately $115.5 million as of September 30, 2024. As of September 30, 2024, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.
The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.

On September 27, 2022, the Compensation Committee authorized the repurchase of up to approximately $0.5 million (the “Employee Stock Repurchase Authorization”) worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the nine months ended September 30, 2024 and 2023, the Company did not repurchase any shares of Class A stock in connection with the Employee Stock Repurchase Authorization. During the nine months ended September 30, 2024, the Company repurchased 25,285 shares of Class D stock under Employee Stock Repurchase Authorization at an average price of $3.76 for a total amount of approximately $0.1 million. The Company did not repurchase any shares of Class D stock during the nine months ended September 30, 2023, under this authorization. The Company has approximately $0.3 million remaining under the Employee Stock Repurchase Authorization.
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
On June 10, 2024, the Company’s board of directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted.
During the nine months ended September 30, 2024, the Company repurchased 1,464,300 shares of Class A Common Stock in the amount of approximately $3.0 million at an average price of $2.03 per share.
During the nine months ended September 30, 2024, the Company repurchased 647,528 shares of Class D Common Stock in the amount of approximately $0.9 million at an average price of $1.39 per share. During the nine months ended September 30, 2023, the Company repurchased 824 shares of Class D Common Stock in the amount of approximately $3,000 at an average price of $3.99 per share. After giving effect to the above transaction, the 2024 Stock Repurchase program has approximately $16.1 million remaining shares under the authorization. See Note 19 - Subsequent Events of our condensed consolidated financial statements for additional purchases subsequent to September 30, 2024.
During the nine months ended September 30, 2024 and 2023, the Company executed Stock Vest Tax Repurchases of 423,511 shares of Class D Common Stock in the amount of approximately $1.4 million at a price of $3.21 per share and 312,448 shares of Class D Common Stock in the amount of approximately $1.6 million at an average price of $5.21 per share.
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

During the three months ended September 30, 2024 the Company repurchased approximately $14.5 million of its 2028 Notes at an average price of approximately 75.0% of par, resulting in a net gain on retirement of debt of approximately $3.6 million. There is approximately $25.0 million remaining under the June 2024 Authorization as defined in Note 14 – Long-Term Debt of our condensed consolidated financial statements. During the three months September 30, 2023, the Company did not repurchase any of its 2028 Notes.
During the nine months ended September 30, 2024, the Company repurchased approximately $125.0 million of its 2028 Notes at an average price of approximately 83.8% of par, resulting in a net gain on retirement of debt of approximately $18.8 million. During the nine months ended September 30, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par, resulting in a net gain on retirement of debt of approximately $2.4 million. As of September 30, 2024, the total outstanding aggregate principal amount of the senior secured notes due 2028 is approximately $600.0 million. See Note 14 – Long-Term Debt of our condensed consolidated financial statements for further information.
On February 19, 2021, the Company closed on its asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of September 30, 2024 and December 31, 2023, there was no balance outstanding on the Current ABL Facility.
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
The following table provides a summary of our statements of cash flows for the nine months ended September 30, 2024, and 2023, respectively:

	Nine Months Ended September 30, 2024
	2024	2023

	(In thousands)
Net cash flows provided by operating activities	$1,860	$43,302
Net cash flows (used in) provided by investing activities	(1,702)	79,333
Net cash flows used in financing activities	(118,239)	(28,312)
Net cash flows provided by operating activities were approximately $1.9 million and $43.3 million for the nine months ended September 30, 2024, and 2023, respectively. Net cash flow from operating activities for the nine months ended September 30, 2024 decreased from the prior year primarily due to decreased profitability and higher payments for content and other liabilities.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.
Net cash flows (used in) provided by investing activities were approximately $(1.7) million and $79.3 million for the nine months ended September 30, 2024, and 2023, respectively. The sale of the MGM investment and the effect of the RVAEH deconsolidation was the main driver for the increase in investing cash flows for the nine months ended September 30, 2023.
Net cash flows used in financing activities were approximately $(118.2) million and $(28.3) million for the nine months ended September 30, 2024, and 2023, respectively. During the nine months ended September 30, 2024, and 2023, we paid approximately $104.8 million and $22.3 million, respectively, to repurchase approximately $125.0 million and $25.0 million of our 2028 Notes. We repurchased approximately $5.3 million and $1.6 million of our Class A and D Common Stock during the nine months ended September 30, 2024, and 2023, respectively. In addition, the non-controlling interest shareholders of Reach Media exercised 50% of their Put Right on January 26, 2024, which resulted in a cash outflow of approximately $7.6 million. Finally, Reach Media paid approximately $1.8 million and $4.4 million in dividends to non-controlling interest shareholders during the nine months ended September 30, 2024, and 2023, respectively.
Credit Rating Agencies
On a continuing basis, Standard and Poor’s, Moody’s Investor Services, and other rating agencies may evaluate our indebtedness in order to assign a credit rating. Our corporate credit ratings by Standard & Poor's Rating Services and Moody's Investors Service are speculative-grade and have been downgraded and upgraded at various times during the last several years. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase our cost of doing business or otherwise negatively impact our business operations.
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 – Summary of Significant Accounting Policies of the condensed consolidated financial statements in our 2023 Form 10-K. There have been no significant changes in our critical accounting policies from those presented in our Form 10-K.

CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are described in our Form 10-K for the year ended December 31, 2023, under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K.
Radio Broadcasting Licenses

As of September 30, 2024, the Company noted an increase in the discount rate, continued decline of projected gross market revenues and a decline in operating profit margin created a triggering event indicating that the fair value of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value. Therefore, the Company performed a quantitative impairment assessment for the broadcasting licenses for all radio markets to determine whether they were impaired. To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow analysis for all 13 radio markets. The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, operating profit margin, terminal growth rate, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $37.7 million associated with 9 radio markets within the Radio Broadcasting segment, included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations during the three months ended September 30, 2024.

Excluding the radio broadcasting licenses in the 9 radio markets where an impairment loss was recognized during the three months ended September 30, 2024, the fair value of radio broadcasting licenses in 2 radio markets, approximately $17.3 million, exceeded their carrying values (approximately $16.4 million) by less than 10% as of September 30, 2024.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the 13 radio markets in the most recent interim impairment assessment performed as of September 30, 2024.

Unit of Accounting(a)	Carrying Value (in millions)	Excess % FV over CV	Discount Rate	Revenue Growth Rate	Terminal Growth Rate	Mature Market Share	Operating Profit Margin
1	61.0	Impaired	10.5%	(2.3)% - 0.1%	(0.5)%	2.5% - 15.0%	5.0% - 30.0%
2	3.1	424.9%	10.5%	(2.9)% - (0.4)%	(0.5)%	2.2% - 13.0%	5.0% - 30.0%
4	13.6	Impaired	10.5%	(2.1)% - 0.3%	(0.5)%	3.8% - 23.0%	2.5% - 15.0%
5	7.5	29.3%	10.5%	(3.0)% - (0.5)%	(0.5)%	1.3% - 8.0%	4.6% - 27.5%
6	11.2	Impaired	10.5%	(4.0)% - (0.5)%	(0.5)%	2.5% - 15.0%	3.3% - 20.0%
7	6.4	6.3%	10.5%	(2.9)% - (0.5)%	(0.5)%	1.8% - 11.0%	3.0% - 18.0%
8	17.6	Impaired	10.5%	(2.4)% - 0.0%	(0.5)%	1.1% - 6.5%	3.0% - 18.0%
10	95.8	Impaired	10.5%	(2.5)% - (0.1)%	(0.5)%	4.2% - 25.0%	4.5% - 27.0%
11	16.0	Impaired	10.5%	(2.6)% - (0.4)%	(0.5)%	5.1% - 30.5%	3.3% - 20.0%
12	10.0	4.5%	10.5%	(2.9)% - (0.4)%	(0.5)%	1.2% - 7.0%	3.0% - 18.0%
13	16.3	Impaired	10.5%	(2.5)% - (0.2)%	(0.5)%	2.3% - 14.0%	5.0% - 30.0%
14	5.0	Impaired	10.5%	(2.7)% - (0.5)%	(0.5)%	3.5% - 21.0%	1.3% - 8.0%
16	31.0	Impaired	10.5%	(2.6)% - (0.2)%	(0.5)%	2.2% - 13.0%	3.3% - 20.0%
(a)The units of accounting are not disclosed on a specific market basis in order to not make publicly available sensitive information that could be competitively harmful to the Company. Units of accounting, not presented in this table, were previously disposed by the Company.

To the extent that there is a potential recession that further disrupts the economic environment impacting the financial performance, market share, or changes in interest rates, these events could negatively affect the key assumptions and result in significantly lower fair value of the broadcasting licenses. Additionally, given limited differences between assessed fair values of each radio broadcasting license and their current carrying value in the quarter ended September 30, 2024, continued declining market share, revenues, growth rates, or changes in the discount rate in applicable radio markets may lead to subsequent impairment.

See Note 13 – Goodwill and Other Intangible Assets of our condensed consolidated financial statements for further discussion.

Goodwill

As of September 30, 2024, an overall decline in revenue and operating profit margin created a triggering event indicating that the fair value of the Company’s reporting units were more likely than not to be less than its carrying value. Therefore, the Company performed a quantitative assessment at all ten of the reporting units that contain goodwill. Based on the impairment assessment performed, no goodwill impairment losses were recognized for the period ended September 30, 2024. We believe the assumptions and analysis are reasonable, which considers the inherent uncertainty in how the current economic environment may impact our future cash flows. However, if there were an adverse change to the facts and circumstances, then an impairment charge may be necessary in the future.

The fair value of one reporting unit, approximately $27.0 million, exceeded the reporting unit’s carrying value ($25.3 million) by less than 10% as of September 30, 2024. This reporting unit has approximately $4.5 million of goodwill currently assigned to it as of September 30, 2024. This reporting unit is considered at risk of failing the quantitative impairment assessment in future quarters if financial performance decreases.

To the extent that there is a potential recession that further disrupts the economic environment impacting the financial performance or changes in interest rates, these events could negatively affect the key assumptions and result in significantly lower fair value of the Company’s reporting units.

The following table presents sensitivity analysis for broadcasting licenses and goodwill of all reporting units showing the impact of the most recent quantitative impairment assessment results from a 100 basis point increase in the discount rate, which the Company has determined to be a significant assumption impacting the impairment:

	Hypothetical Increase in the Recorded Impairment Charge For the Three Months Ended September 30, 2024
	Broadcasting Licenses	Goodwill

	(in millions)
Impairment Charge Recorded:
Radio Market Reporting Units	$37.7	$—

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point increase in the applicable discount rate	27.0	—

TV One Trade Name

As of September 30, 2024,the Company noted a continued decline in revenues and operating profit margin in the Cable Television segment, indicating that it was more likely than not that its TV One trade name was impaired. Therefore, the Company performed a quantitative impairment assessment for the trade name for all TV One to determine whether it was impaired. Based on this analysis, the Company recognized an impairment loss of approximately $9.1 million associated with TV One trade name, included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations during the nine months ended September 30, 2024.

Below are the key assumptions used in the relief from royalty approach model for estimating the fair value of the trade name for the TV One in the most recent interim impairment assessment performed as of September 30, 2024.

TV One Trade Name	September 30, 2024
Discount Rate	11.0%
Revenue Growth Rate Range	(10.3)% - (0.1)%
Terminal Growth Rate	(1.5)%
Royalty Payments Avoided	2.5%
Cumulative Probability of Continued Use	100%
Fair Value Measurements

The Company estimated the fair value of the Employment Agreement Award as of September 30, 2024 and December 31, 2023, at approximately $13.5 million and $23.0 million, respectively, and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to revenue growth rates, future operating profit margins, discount rate, peer companies, average recurring EBITDA multiples and weighting of the income and market approach. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.
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
Indebtedness
As of September 30, 2024, we had approximately $600.0 million of our 2028 Notes outstanding within our corporate structure. See Note 14 - Long-Term Debt of our condensed consolidated financial statements. The Company had no other indebtedness.
Royalty Agreements
Musical works rights holders, songwriters and music publishers, have been traditionally represented by performing rights organizations, such as the American Society of Composers Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional performing rights organizations, particularly ASCAP and BMI, and new entities, such as Global Music Rights Inc. ("GMR"), have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. These licenses periodically come up for renewal and, as a result, certain of our performing rights organizations (“PRO”) licenses are currently the subject of renewal negotiations. The outcome of these renewal negotiations could impact, and potentially increase, our music license fees. In addition, there is no guarantee that additional PRO's will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.

The Radio Music Licensing Committee (“RMLC”), of which we are a represented participant, has negotiated and entered into, on behalf of participating members, an Interim License Agreement with ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022, to March 31, 2026. The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term. As of September 30, 2024, the RMLC was engaged in rate determination proceedings with both BMI and SESAC. Note 19 - Subsequent Events of our condensed consolidated financial statements for further information subsequent to September 30, 2024.

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

Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of September 30, 2024:

	Payments Due by Period

Contractual Obligations	Remainder of 2024	2025	2026	2027	2028	2029 and Beyond	Total

	(In thousands)
2028 Notes(a)	$11,062	$44,248	$44,248	$44,248	$603,663	$—	$747,469
Other operating contracts/agreements(b)	36,752	64,668	19,493	7,430	3,984	259	132,586
Operating lease obligations	7,895	9,760	7,289	5,782	4,718	21,029	56,473
Total	$55,709	$118,676	$71,030	$57,460	$612,365	$21,288	$936,528
(a)Includes interest obligations based on interest rates on senior secured notes outstanding as of September 30, 2024.
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
Of the total amount of other operating contracts and agreements included in the table above, approximately $86.3 million has not been recorded on the balance sheet as of September 30, 2024, as it does not meet recognition criteria. Approximately $29.3 million relates to certain commitments for content agreements for our cable television segment, approximately $24.2 million relates to employment agreements, and the remainder relates to other agreements.
Effective August 12, 2024, Reach Media and the Foundation entered into a new agreement regarding the Fantastic Voyage (the “FV Revised Agreement”). Cruises beginning with Fantastic Voyage 2025 will operate under the FV Revised Agreement. The Fantastic Voyage 2024 cruise continue to be accounted for under the existing agreement.
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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation and as a result of material weaknesses in our internal control over financial reporting as described in the Form 10-K for the fiscal year ended December 31, 2023, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024.
(b)Changes in internal control over financial reporting
During the third quarter of 2024, we continued strengthening our control environment to address the identified material weaknesses. We have made the following progress on executing our remediation plan:

•hired additional accounting personnel with expertise in U.S. GAAP and SEC reporting requirements and continue to augment our accounting team with external experts in financial controls and operations as needed;
•redesigned our management review controls to enhance the documentation of critical review elements and developed thresholds to ensure reviews are conducted at an appropriate level of precision;
•designed additional controls to validate the completeness and accuracy of certain data used within the operation of controls;
•redesigned new procedures around the purchase, approval and tracking of new IT equipment;
•added additional IT leadership personnel and redesigned certain information technology processes to enhance controls around user access, change management and IT operations for financial systems.
We will not be able to conclude that we have remediated a material weakness until the remediation plans are fully implemented; the applicable controls operate for a sufficient period of time; and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate. Except as described above, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Legal Proceedings
Urban One is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Urban One believes the resolution of such matters will not have a material adverse effect on its business, financial condition, or results of operations.
Item 1A. Risk Factors
Our risk factors are described in our Form 10-K for the year ended December 31, 2023, under the heading Part I, "Item 1A. Risk Factors".

If we fail to meet the continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation.

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Stock Market LLC (“Nasdaq”) has requirements that a company must meet in order to remain listed. Pursuant to the Nasdaq Listing Rules, listed companies must generally maintain a minimum bid price of $1.00 (the “Minimum Bid Price”); failure to do so for a period of 30 consecutive business days results in a deficiency. Listing Rule 5810 requires that companies deemed deficient shall be promptly notified of the deficiency and be granted a period of 180 calendar days from that notice to achieve compliance with that rule. Companies are deemed to have achieved compliance if they were able to raise their bid price to $1.00 or above for a minimum of 10 consecutive business days. The Nasdaq Listing Rules separately provide that companies may deemed deficient for failure to maintain an appropriate number of publicly held shares, or the number of shareholders (the “Number of Holders Rule”). Companies may be granted up to a separate 180 calendar day period to regain compliance with the Number of Holders Rule. Historically, some companies chose to take corporate action (e.g., a reverse stock split) to achieve compliance with the minimum bid price requirement, at the cost of compliance with the Number of Holders Rule, so as to be granted a second compliance or grace period before being delisted from the exchange. However, pursuant to recent amendment to the Nasdaq Listing Rules, a company in such position will not be granted a second grace or compliance period and will not be deemed in compliance with the requirements of either deficiency until they have cured both deficiencies. Nasdaq will no longer allow listed companies to cure the minimum price deficiency at the detriment of the Number of Holders Rule. There is no guarantee that we will be in compliance with the Minim Bid Price or Number of Holders Rule in future periods. Our failure to meet either the Minimum Bid Price or the Number of Holders Rule could cause us to be delisted from the NASDAQ and our stock to be moved to the over-the-counter markets. Such results could have an adverse impact on both the price and liquidity of our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth purchases of our ordinary shares by the Company during the three months ended September 30, 2024:

Period and Class	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Units)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	(d) Maximum Number (or approved Dollar Value) of Shares (or Units) that May Yet be Purchased Under the plans or Programs (in thousands)

Class A
July 1- July 31, 2024	640,166	$1.97	640,166	$17,340
August 1- August 31, 2024	259,220	2.11	259,220	16,688
September 1, September 30, 2024	115,637	2.02	115,637	16,136
Total	1,015,023	$2.01	1,015,023	$16,136
Class D
July 1- July 31, 2024	226,469	$1.48	226,469	$17,340
August 1- August 31, 2024	77,087	1.36	77,087	16,688
September 1, September 30, 2024	256,313	1.24	256,313	16,136
Total	559,869	$1.36	559,869	$16,136
(a)On June 10, 2024, the Company’s board of directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted. See Note 16 – Stockholders Equity of the Company’s condensed consolidated financial statements for further discussion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the nine months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
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
99.1
Second Amended and Restated Urban One 2019 Equity and Performance Incentive Plan (incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 21, 2024)

101	Financial information from the Quarterly Report on Form 10-Q for the nine months ended September 30, 2024, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
November 12, 2024