Form 10-K
period 2024-12-31
URBAN ONE, INC.
filed 2025-03-27
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                 to
Commission File No. 0-25969
____________________________________________________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☐      Non-accelerated filer ☒
Smaller reporting company ☒         Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 21, 2025
Class A Common Stock, $.001 par value	6,573,049
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	2,045,016
Class D Common Stock, $.001 par value	34,137,822
The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2024, was approximately $38.5 million.

URBAN ONE, INC. AND SUBSIDIARIES
Form 10-K
For the Year Ended December 31, 2024

CERTAIN DEFINITIONS
Unless otherwise noted, throughout this report, the terms “Urban One”, “the Company”. “we”, “our”, and “us” refer to Urban One, Inc. together with all of its subsidiaries.
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
The radio broadcasting industry commonly refers to “station operating income” which consists of net (loss) income before depreciation and amortization, income taxes, interest expense, interest and investment income, non-controlling interests in income of subsidiaries, other income, net, loss from unconsolidated joint venture, corporate selling, general and administrative expenses, stock-based compensation, impairment of goodwill and intangible assets, and (gain) loss on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term broadcast and digital operating income. Broadcast and digital operating income is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”). Nevertheless, broadcast and digital operating income is a significant basis used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to our historic use of station operating income; however, it reflects our more diverse business, and therefore, may not be similar to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.
Unless otherwise indicated:
•we obtained total radio industry revenue levels from the Radio Advertising Bureau (the “RAB”);
•we obtained audience share and ranking information from Nielsen Audio, Inc. (“Nielsen”); and
•we derived historical market statistics and market revenue share percentages from data published by Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey (“BIA”), a media and telecommunications advisory services firm.

Cautionary Note Regarding Forward-Looking Statements
Our disclosure and analysis in this annual report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”) concerning our operations, cash flows and financial position, contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “likely”, “may”, “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:
•recession, economic volatility, financial market unpredictability and fluctuations in the United States and other world economies that may affect our business and financial condition, and the business and financial conditions of our advertisers;
•our degree of leverage, certain cash commitments related thereto, and potential inability to finance strategic transactions, including potential refinance transactions, given fluctuations in market conditions;
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
•risks associated with the implementation and execution of our business diversification strategy, including any strategic initiatives;
•risks associated with our investments or potential investment in gaming businesses;
•regulation by the FCC relative to maintaining our broadcasting licenses, enacting media ownership rules, enforcing of indecency rules and any changes in enforcement priorities;
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
• public health crises, epidemics and pandemics and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;

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

PART I
ITEM 1. BUSINESS
Overview
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company”, “we”, “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2024, we owned and/or operated 72 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 13 HD stations, and the 2 low power television stations we operate), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 90.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, we provide advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
Our core radio broadcasting franchise operates under the brand “Radio One”. We also operate other brands, such as TV One, CLEO TV, Reach Media, iONE Digital and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.
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

Recent Developments
On April 11, 2023, the Company entered into a definitive asset purchase agreement with Cox Media Group (“the CMG Acquisition”) to purchase its Houston radio cluster. Under the terms of the agreement, the Company agreed to acquire 93Q Country KKBQ-FM, classic rock station The Eagle 106.9 & 107.5 KHPT-FM and KGLK-FM, and Country Legends 97.1 KTHT-FM. The transaction price was $27.5 million. The acquisition was completed on August 1, 2023. As part of the FCC approval of and closing conditions of the CMG Acquisition, the Company was required to divest two stations, KTHT-FM and KROI-FM, before it could close the CMG Acquisition. On June 7, 2023, the Company entered into a definitive asset purchase agreement with Educational Media Foundation (“EMF”) to sell KTHT-FM, and all its assets, for $3.1 million (“the KTHT Divestiture”). Immediately prior to the closing of the CMG Acquisition on August 1, 2023, the KTHT-FM assets were transferred directly into an irrevocable trust until the sale to EMF was finalized. On November 1, 2023, after the approval by the FCC, the KTHT Divestiture was completed.
In anticipation of the above mentioned FCC divestiture requirement and the CMG Acquisition, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the Radio Broadcasting segment to an unrelated third party for approximately $7.5 million. The identified assets and liabilities of KROI-FM had a combined carrying value of approximately $9.9 million and $2.4 million, respectively. The major category of the assets included radio broadcasting licenses in the amount of approximately $7.3 million (net of impairment of approximately $16.8 million included in impairment of goodwill and intangible assets, on the consolidated statement of operations). On August 1, 2023, immediately prior to the closing of the CMG Acquisition, after approval by the FCC, the identified assets and liabilities were transferred to an irrevocable trust and removed from the Company’s ownership and consolidated balance sheets as part of customary closing terms. The identified assets and liabilities remained in the trust until the transaction was completed on December 20, 2024.
Segments
As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Cable Television; (iii) Reach Media; and (iv) Digital. Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations”. (See Note 20 – Segment Information of our consolidated financial statements.)
Our Radio Station Portfolio, Strategy and Markets
As noted above, our core business is our radio broadcasting franchise which is the largest radio broadcasting operation in the country primarily targeting African-American and urban listeners. Within the markets in which we operate, we strive to build clusters of radio stations with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration within the distinct segments of our overall target market. In addition, we have been able to achieve operating efficiencies by consolidating office and studio space where possible to minimize duplicative management positions and reduce overhead expenses. Depending on market conditions, changes in ratings methodologies and economic and demographic shifts, from time to time, we may reprogram some of our stations in underperforming segments of certain markets and/or make acquisitions of stations targeting audiences outside of our core demographic.

The following tables set forth further selected information about our portfolio of radio stations that we owned and/or operated as of December 31, 2024.

	Urban One					Market Data

Market	Number of Stations*				Entire Audience Four Book Average Audience Share(1)	Ranking by Size of African-American Population Persons 12+(2)	Estimated Fall 2024 Metro Population Persons 12+
	FM	AM	HD	LP/TV**			Total (millions)	African- American %
Atlanta	4		1		15.8	2	5.3	37
Washington, DC	4	2			10.8	3	5.2	27
Dallas	2				4.2	5	7.0	18
Houston	5		4		19.0	6	6.5	19
Philadelphia	2		2		5.4	7	4.8	20
Baltimore	2	2	1		15.0	11	2.5	31
Charlotte	5	1	1		19.2	12	2.6	23
Raleigh-Durham	4				16.2	17	1.8	21
Cleveland	2	2	1		12.1	21	1.8	20
Richmond	4	2			17.1	26	1.1	28
Columbus	5			1	7.9	25	1.8	18
Indianapolis	5	1	2	1	36.0	30	1.7	18
Cincinnati	2	1	1		5.1	33	1.9	14
Total	46	11	13	2
(1) Audience share data are for the 12+ demographic and derived from the Nielsen Survey ending with the Fall 2024 Nielsen Survey
(2) Population estimates are from the Nielsen Radio Market Survey Population, Rankings and Information, Fall 2024
*19 non-independently formatted HD stations and 14 non-independently formatted translators owned and operated by the Company are not included in the above station count. Changes in the programming of our HD stations or translators may alter our station count from time to time
** Low power television station

Market	Market Rank Metro Population 2024	Format	Target Demo
Atlanta	7

WAMJ/WUMJ		Urban AC*	25-54
WHTA		Urban Contemporary	18-34
WPZE		Contemporary Inspirational	25-54
WAMJ-HD2		Urban Contemporary	25-54

Washington DC	8

WKYS		Urban Contemporary	18-34
WMMJ/WDCJ		Urban AC*	25-54
WPRS		Contemporary Inspirational	25-54
WOL-AM		News/Talk	35-64
WYCB-AM		Gospel	35-64

Philadelphia	9

WPPZ		Adult Contemporary	25-54

WRNB		Urban Contemporary	25-54
WPPZ-HD2		Contemporary Inspirational	25-54
WRNB-HD2		Urban AC*	25-54

Houston	6

KBXX		Urban Contemporary	18-34
KMJQ		Urban AC*	25-54
KKBQ		Country	25-54
KGLK/KHPT		Classic Rock	25-54
KMJQ HD2		Contemporary Inspirational	25-54
WGLK HD2		Variety 80s/90s	25-54
KKBQ HD 2		Country Legends	25-54
KKBQ HD 3		Texas Country	25-54

Dallas	4

KBFB		Urban Contemporary	18-34
KZMJ		Urban Contemporary	25-54

Baltimore	22

WERQ		Urban Contemporary	18-34
WOLB		News/Talk	35-64
WWIN-FM		Urban AC*	25-54
WWIN-AM		Gospel	35-64
WLIF-HD2		Contemporary Inspirational	25-54

Charlotte	20

WPZS		Contemporary Inspirational	25-54
WOSF		Urban AC* / Old School	25-54
WOSF-HD2		Urban Contemporary	18-34
WBT AM/FM		News Talk	25-54
WFNZ		Sports Talk	25-54
WLNK		Hot Adult Contemporary	25-54

Cincinnati	33

WIZF		Urban Contemporary	18-34
WOSL		Urban AC / Old School*	25-54
WDBZ-AM		Talk	35-64
WIZF-HD2		Hispanic	25-54

Cleveland	37

WENZ		Urban Contemporary	18-34
WERE-AM		News/Talk	35-64
WJMO-AM		Spanish	25-54
WZAK		Urban AC*	25-54
WENZ-HD2		Contemporary Inspirational	25-54

Columbus	36

WCKX		Urban Contemporary	18-34
WXMG		Urban AC*	25-54
WJYD		Contemporary Inspirational	25-54
WWLG/WWLA		Hispanic	25-54
WQMC-TV		Television	25-54

Raleigh	35

WFXC/WFXK		Urban AC*	25-54
WQOK		Urban Contemporary	18-34
WNNL		Contemporary Inspirational	25-54

Indianapolis	38

WTLC-FM		Urban AC*	25-54
WHHH		Urban Contemporary	18-34
WTLC-AM		Contemporary Inspirational	35-64
WIBC		News Talk	25-54
WHHH-HD2/HD3		Regional Mexican	25-54
WLHK		Country	25-54
WIBC-HD2		Sports Talk	25-54
WYXB		Adult Contemporary	25-54
WDNI-TV		Television	25-54

Richmond	51

WKJS/WKJM		Urban AC*	25-54
WCDX		Urban Contemporary	18-34
WPZZ		Contemporary Inspirational	25-54
WXGI-AM/WTPS-AM		Classic Hip Hop	25-54
* AC refers to Adult Contemporary and Old School refers to Old School Hip/Hop

For the year ended December 31, 2024, approximately 35.0% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. We consider our Radio Broadcasting segment to be our core radio business. Within our core radio business, seven of the 13 markets in which we operated radio stations throughout 2024 (Atlanta, Baltimore, Charlotte, Cleveland, Houston, Indianapolis, and Washington, DC) or a portion thereof accounted for approximately 77.2% of our radio station net revenue for the year ended December 31, 2024. Revenue from the operations of Reach Media, along with revenue from the seven significant contributing radio markets, accounted for approximately 38.9% of our total consolidated net revenue for the year ended December 31, 2024. Adverse events or conditions (economic, including government cutbacks or otherwise) could lead to declines in the contribution of Reach Media or declines in one or more of the seven significant contributing radio markets, which could have a material adverse effect on our overall financial performance and results of operations.
Radio Advertising Revenue
Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising, which also includes low power TV revenue. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Approximately 56.0% of our net revenue from our core radio business for the year ended December 31, 2024, was generated from the sale of local advertising and approximately 35.4% from sales to national advertisers, including network/syndication advertising. The balance of net revenue from our Radio Broadcasting segment is primarily derived from ticket sales, revenue related to sponsored events, management fees and other alternative revenue.
Advertising rates charged by radio stations are based primarily on:
•a radio station’s audience share within the demographic groups targeted by the advertisers;
•the number of radio stations in the market competing for the same demographic groups; and
•the supply and demand for radio advertising time.
A radio station’s listenership is measured by the Portable People Meter™ (the “PPM™”) system or diary ratings surveys, both of which estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience size, set advertising rates and adjust programming. Advertising rates are generally highest during the morning and afternoon commuting hours.
Cable Television, Reach Media and Digital Segments, Strategy and Sources of Revenue and Income
As a diversified media company, our operations include media forms that are complementary to our core radio business. In a strategy similar to our radio market segmentation, we have multiple complementary media and online brands. Each of these brands focuses on a different segment of African-American consumers. With our multiple brands, we are able to direct advertisers to specific audiences within the urban communities in which we are located, or to bundle the brands for advertising sales purposes when advantageous.
TV One, our primary cable television franchise targeting the African-American and urban communities, derives its revenue from advertising and affiliate revenue. Advertising revenue is derived from the sale of television airtime to advertisers and is recognized when the advertisements are run or when guaranteed impressions are delivered depending on the terms of the contract with the customer. TV One also derives revenue from affiliate fees under the terms of various affiliate agreements generally based upon a per subscriber royalty for the right to distribute the Company’s programming under the terms of the distribution contracts. Our other cable television franchise, CLEO TV, is a lifestyle and entertainment network targeting Millennial and Gen X women of color that is also operated by TV One, LLC. CLEO TV derives its revenue principally from advertising.
Reach Media, our syndicated radio unit, primarily derives its revenue from the sale of advertising in connection with its syndicated radio shows, including the Rickey Smiley Morning Show, the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show. In addition to being broadcast on 47 Urban One stations, our syndicated radio programming also was available on 225 non-Urban One stations throughout the United States as of December 31, 2024.

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
Finally, we have made other investments in the entertainment industry, such as our past investment in MGM National Harbor, a casino operation in Prince George’s County, Maryland. Our MGM Investment entitled us to an annual cash distribution based on net gaming revenue from gaming activities conducted on the site of the facility. In March 2023, the Company exercised a put option available to it and received approximately $136.8 million at the time of settlement of the put option in April 2023. The exercise of our put option represented a full divestiture of our interest in MGM National Harbor. Future opportunities could include investments in, acquisitions of, or the development of companies in diverse media businesses, gaming and entertainment, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the internet, smartphones, cellular phones, tablets, and the home entertainment market.
Competition
The media industry is highly competitive and we face intense competition across our core radio franchise and all of our complementary media properties and investments. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be owned or controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in conditions in a market could adversely affect our net revenue in that market. If a competing radio station converts to a format similar to that of one of our radio stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure you that our properties will maintain or increase their current ratings, market share or advertising revenue.
Providing content across various platforms is a highly competitive business. Our Digital and Cable Television segments compete for the time and attention of internet users and viewers and, thus, advertisers and advertising revenues with a wide range of internet companies such as Amazon™, Netflix™, Yahoo!™, Google™, and Microsoft™, with social networking sites such as Facebook™ and TikTok™ and with traditional media companies, which are increasingly offering their own digital products and services both organically and through acquisition. We experience competition for the development and acquisition of content, distribution of content, sale of commercial time on our digital and cable television networks and viewership. There is competition from other digital companies, production studios and other television networks for the acquisition of content and creative talent such as writers, producers and directors. Our ability to produce and acquire popular content is an important competitive factor for the distribution of our content, attracting viewers and the sale of advertising. Our success in securing popular content and creative talent depends on various factors such as the number of competitors providing content that targets the same genre and audience, the distribution of our content, viewership, and the production, marketing and advertising support we provide.

Our TV One and CLEO TV cable television networks compete with other networks and platforms for the acquisition and distribution of content and for fees charged to cable television operators, DTH satellite service providers, and other distributors that carry our content. Our ability to secure distribution agreements is necessary to ensure the retention of our audiences. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. Growth in the number of networks distributed, consolidation and other market conditions in the cable and satellite distribution industry, and increased popularity of other platforms may adversely affect our ability to obtain and maintain contractual terms for the distribution of our content that are as favorable as those currently in place. The ability to secure distribution agreements is dependent upon the production, acquisition and packaging of original content, the viewership, the marketing and advertising support and incentives provided to distributors, product offerings across a series of networks within a region, and the prices charged for carriage.
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
Federal Regulation of Radio Broadcasting
The radio broadcasting industry is subject to extensive and changing regulation by the FCC and other federal agencies of ownership, programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:
•assigns frequency bands for radio broadcasting;
•determines the particular frequencies, locations, operating power, interference standards, and other technical parameters for radio broadcast stations;
•issues, renews, revokes and modifies radio broadcast station licenses;
•imposes annual regulatory fees and application processing fees to recover its administrative costs;
•establishes technical requirements for certain transmitting equipment to restrict harmful emissions;
•adopts and implements regulations and policies that affect the ownership, operation, program content, employment, and business practices of radio broadcast stations; and
•has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

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
Congress, the FCC and, in some cases, other federal agencies and local jurisdictions are considering or may in the future consider and adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:
•changes to the license authorization and renewal process;
•proposals to increase record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;
•proposals to impose spectrum use or other fees on FCC licensees;
•changes to rules relating to political broadcasting, including proposals to grant free airtime to candidates, and other changes regarding political and non-political program content, political advertising rates and sponsorship disclosures;
•revised rules and policies regarding the regulation of the broadcast of indecent content;
•proposals to increase the actions stations must take to demonstrate service to their local communities;
•technical and frequency allocation matters;
•changes in broadcast multiple ownership, foreign ownership, and ownership attribution rules and policies;
•service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;
•legislation that would provide for the payment of sound recording royalties to artists, musicians or record companies whose music is played on terrestrial radio stations; and
•changes to tax laws affecting broadcast operations and acquisitions.
The FCC has also adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed mutually exclusive applications for authority to construct new stations or certain major changes in existing stations. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.
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
Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:
•the radio station has served the public interest, convenience and necessity;

•there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and
•there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.
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
Types of FCC Broadcast Licenses. The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel serves wide areas, particularly at night. A regional channel primarily serves a principal population center and the contiguous rural areas. A local channel primarily serves a community and the suburban and rural areas immediately contiguous to it. AM radio stations are designated as Class A, Class B, Class C or Class D. Class A, B and C stations each operate unlimited time. Class A radio stations render primary and secondary service over an extended area. Class B stations render service only over a primary service area. Class C stations render service only over a primary service area that may be reduced as a consequence of interference. Class D stations operate either during daytime hours only, during limited times only, or unlimited time with low nighttime power.
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
Urban One’s Licenses. The following table sets forth information with respect to each of our radio stations for which we held the license as of December 31, 2024. Stations which we did not own as of December 31, 2024, but operated under an LMA, are not reflected on this table. A broadcast station’s market may be different from its community of license. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the radio station’s ERP and the HAAT of the radio station’s antenna. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the height above average terrain of an FM radio station antenna. The table below excludes HD Radio multicast streams and LPTV stations.

Market	Station Call Letters	Year of Acquisition	FCC Class	Power Kilowatts	HAAT in Meters	Broadcasting Frequency	License Expiration Date
Atlanta	WUMJ-FM	1999	C3	8.5	165	97.5 MHz	4/1/2028
	WAMJ-FM	1999	C2	33	185	107.5 MHz	4/1/2028
	WHTA-FM	2002	C2	35	177	107.9 MHz	4/1/2028
	WPZE-FM	1999	A	3	143	102.5 MHz	4/1/2028

Washington, DC	WOL-AM	1980	C	0.4	N/A	1450 kHz	10/1/2027
	WMMJ-FM	1987	A	2.9	146	102.3 MHz	10/1/2027
	WKYS-FM	1995	B	24.5	215	93.9 MHz	10/1/2027
	WPRS-FM	2008	B	20.0	244	104.1 MHz	10/1/2027
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2027
	WDCJ-FM	2017	A	2.2	169	92.7 MHz	10/1/2027

Philadelphia	WRNB-FM	2000	B	12.5	302.0	100.3 MHz	8/1/2030
	WPPZ-FM	2004	A	0.8	276.0	107.9 MHz	6/1/2030

Houston	KMJQ-FM	2000	C	100	524	102.1 MHz	8/1/2029
	KKBQ-FM	2023	C	100	585	92.9 MHz	8/1/2029
	KBXX-FM	2000	C	100	585	97.9 MHz	8/1/2029
	KHPT-FM	2023	C	100	579	106.9 MHz	8/1/2029
	KGLK-FM	2023	C	98	601	107.5 MHz	8/1/2029

Dallas	KBFB-FM	2000	C	100	574	97.9 MHz	8/1/2029
	KZMJ-FM	2001	C	100	591	94.5 MHz	8/1/2029

Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2027
	WWIN-FM	1992	A	3	91	95.9 MHz	10/1/2027
	WOLB-AM	1993	D	0.3	N/A	1010 kHz	10/1/2027
	WERQ-FM	1993	B	37	173	92.3 MHz	10/1/2027

Charlotte	WFNZ-FM	2000	C3	10.5	154	92.7 MHz	12/1/2027
	WPZS-FM	2004	A	6	94	100.9 MHz	12/1/2027
	WOSF-FM	2014	C1	51	395	105.3 MHz	12/1/2027
	WBT-FM	2021	C3	7.7	182	99.3 MHz	12/1/2027
	WBT-AM	2021	A	50	N/A	1110 kHz	12/1/2027
	WFNZ-AM	2021	B	5	N/A	610 kHz	12/1/2027
	WLNK-FM	2021	C	100	516	107.9 MHz	12/1/2027

Cleveland	WJMO-AM	1999	B	5	N/A	1300 kHz	10/1/2028
	WENZ-FM	1999	B	16	272	107.9 MHz	10/1/2028
	WZAK-FM	2000	B	27.5	189	93.1 MHz	10/1/2028
	WERE-AM	2000	C	1	N/A	1490 kHz	10/1/2028

Raleigh-Durham	WQOK-FM	2000	C2	50	146	97.5 MHz	12/1/2027
	WFXK-FM	2000	C1	100	299	104.3 MHz	12/1/2027
	WFXC-FM	2000	C3	13	141	107.1 MHz	12/1/2027
	WNNL-FM	2000	C3	7.9	176	103.9 MHz	12/1/2027

Richmond	WPZZ-FM	1999	C1	100	299	104.7 MHz	10/1/2027
	WCDX-FM	2001	B1	4.5	235	92.1 MHz	10/1/2027
	WKJM-FM	2001	A	6	100	99.3 MHz	10/1/2027
	WKJS-FM	2001	A	2.3	162	105.7 MHz	10/1/2027
	WTPS-AM	2001	C	1	N/A	1240 kHz	10/1/2027
	WXGI-AM	2017	D	3.9	N/A	950 kHz	10/1/2027

Columbus	WCKX-FM	2001	A	1.9	126	107.5 MHz	10/1/2028
	WJYD-FM	2001	A	6	99	106.3 MHz	10/1/2028
	WXMG-FM	2016	B	21	232	95.5 MHz	10/1/2028
	WWLG-FM	2016	A	6	100	107.1 MHz	10/1/2028

Indianapolis	WTLC-FM	2000	A	6	99	106.7 MHz	8/1/2028
	WHHH-FM	2000	A	6	100	100.9 MHz	8/1/2028

	WTLC-AM	2001	B	5	N/A	1310 kHz	8/1/2028
	WIBC-FM	2022	B	13.5	302	93.1 MHz	8/1/2028
	WYXB-FM	2022	B	50	150	105.7 MHz	8/1/2028
	WLHK-FM	2022	B	23	223	97.1 MHz	8/1/2028

Cincinnati	WIZF-FM	2001	A	2.5	155	101.1 MHz	8/1/2028
	WDBZ-AM	2007	C	1	N/A	1230 kHz	10/1/2028
	WOSL-FM	2006	A	3.1	141	100.3 MHz	10/1/2028
To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, an appropriate application must be filed with the FCC. If the assignment or transfer involves a substantial change in ownership or control of the licensee, for example, the transfer of more than 50.0% of the voting stock, the applicant must give public notice and the application is subject to a 30-day period for public comment. During this time, interested parties may file petitions with the FCC to deny the application. Informal objections may be filed at any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for petitions seeking reconsideration or full FCC review of the grant. The Communications Act also permits the appeal of a contested grant to a federal court.
Under the Communications Act, a broadcast license may not be granted to or held by any person who is not a U.S. citizen or by any entity that has more than 20.0% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, or by foreign governments or their representatives. The Communications Act prohibits more than 25.0% indirect foreign ownership or control of a licensee through a parent company if the FCC determines the public interest will be served by such prohibition. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before this 25.0% limit may be exceeded. Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments, or foreign business entities unless we seek and obtain FCC authority to exceed that level. The FCC will entertain and may authorize, on a case-by-case basis and upon a sufficient public interest showing and favorable executive branch review, proposals to exceed the 25.0% indirect foreign ownership limit in broadcast licensees.
The FCC applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license (or a corporate parent) are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities pursuant to FCC defined criteria. Certain passive investors that hold stock for investment purposes only are deemed attributable with the ownership of 20.0% or more of the voting stock of a corporate licensee or parent corporation. An entity with one or more radio stations in a market that enters into an LMA or a TBA with another radio station in the same market obtains an attributable interest in the brokered radio station if the brokering station supplies programming for more than 15.0% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station owner’s right under a joint sales agreement (“JSA”) to sell more than 15.0% per week of the advertising time on a non-owned radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder, and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions, generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or the holder of an attributable interest in a same-market radio station will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33.0% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15.0% of the station’s weekly programming hours.
The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in, radio broadcast stations serving the same local market in excess of specified numerical limits.

The numerical limits on radio stations that one entity may own in a local market are as follows:
•in a radio market with 45 or more commercial radio stations, a party may hold an attributable interest in up to eight commercial radio stations, not more than five of which are in the same service (AM or FM);
•in a radio market with 30 to 44 commercial radio stations, a party may hold an attributable interest in up to seven commercial radio stations, not more than four of which are in the same service (AM or FM);
•in a radio market with 15 to 29 commercial radio stations, a party may hold an attributable interest in up to six commercial radio stations, not more than four of which are in the same service (AM or FM); and
•in a radio market with 14 or fewer commercial radio stations, a party may hold an attributable interest in up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not hold an attributable interest in more than 50.0% of the radio stations in such market.
To apply these tiers, the FCC currently relies on Nielsen Metro Survey Areas, where they exist. In other areas, the FCC relies on a contour-overlap methodology. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the Hart-Scott-Rodino Act. In 2003, when the FCC changed its methodology for defining local radio markets, it grandfathered existing combinations of radio stations that would not comply with the modified rules. The FCC’s rules provide that these grandfathered combinations may not be sold intact except to certain “eligible entities”, which the FCC defines as entities qualifying as a small business consistent with Small Business Administration standards.
The media ownership rules are subject to review by the FCC every four years. In December 2023, the FCC issued an order concluding its 2018 quadrennial review, which retained the local radio ownership rule without significant changes. This order has been appealed, and in addition, the FCC’s 2022 quadrennial review of its media ownership rules is currently pending.
The attribution and media ownership rules limit the number of radio stations we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell. The FCC’s rules could affect our business in a number of ways, including, but not limited to, the following:
•the FCC’s radio ownership limits could have an adverse effect on our ability to accumulate stations in a given area or to sell a group of stations in a local market to a single entity;
•restricting the assignment and transfer of control of “grandfathered” radio combinations that exceed the ownership limits as a result of the FCC’s 2003 change in local market definition could adversely affect our ability to buy or sell a group of stations in a local market from or to a single entity; and
•in general terms, future changes in the way the FCC defines radio markets or in the numerical station caps could limit our ability to acquire new stations in certain markets, our ability to operate stations pursuant to certain agreements, and our ability to improve the coverage contours of our existing stations.
Programming and Operations. The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating such responsiveness. The FCC may consider complaints from viewers or listeners about a broadcast station’s programming. All radio stations are now required to maintain their public inspection files on a publicly accessible FCC-hosted online database. Moreover, the FCC has from time-to-time proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations. Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender. It also requires stations with at least five full-time employees to broadly disseminate information about all full-time job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships, or scholarship programs. The FCC is considering whether to apply these recruitment requirements to part-time employment positions. Stations must retain records of their outreach efforts and keep an annual Equal Employment Opportunity (“EEO”) report in their public inspection files and post the report on their websites. The FCC has also reinstated a requirement that broadcasters with at least five full-time employees annually report workforce composition data, including the gender, race, and ethnicity of their employees (though that requirement has not yet become effective).
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
Human Capital
As of December 31, 2024, we employed 962 full-time employees and 434 part-time employees. Our employees are not unionized.
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
As discussed in Part II, Item 9A, “Controls and Procedures” of this Form 10-K and previous filings, management has concluded that certain internal controls over our financial reporting were not effective as of December 31, 2023 and December 31, 2024 due to certain previously identified material weaknesses.
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
The material weaknesses, or a failure to promptly remediate them, may adversely affect our business, our reputation, our results of operations and/or the market price of our common stock. If we are unable to remediate the material weaknesses in a timely manner, our investors, customers and other business partners may lose confidence in our business or our financial reports, and our access to capital markets may be adversely affected. In addition, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and regulations of the SEC and other regulatory authorities, could be adversely affected, which may result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements. We could also be exposed to lawsuits, investigations, or other legal actions. In such actions, a governmental authority may interpret a law, regulation or accounting principle differently than we have, exposing us to different or additional risks. We could incur significant costs in connection with these actions. We have not accrued for any such liabilities.
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

We face risks related to the revision of our previously issued consolidated financial statements.
As noted above, we reached a determination to revise certain financial information and related footnote disclosures in certain of our previously issued consolidated financial statements. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We cannot assure you that all of these risks will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.
The revision of our previously issued consolidated financial statements and ongoing remediation of material weaknesses have been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.
We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the revision of our previously issued consolidated financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have implemented and will continue to implement additional processes utilizing existing resources and adding new resources as needed. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the revision and ongoing remediation of material weaknesses in our internal controls.
The delayed filings of our 2022 and 2023 annual reports and our first quarter 2024 quarterly report have made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.
As a result of the delayed filings of our 2022 and 2023 annual reports and our first quarter 2024 quarterly report with the SEC, we are not eligible to register the offer and sale of our securities using a short form registration statement on Form S-3 until one year from the date we regain and maintain status as a current filer. Should we wish to register the offer and sale of our securities prior to the time we are eligible to use a short form registration statement, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to timely execute any such transaction successfully and potentially harming our financial condition.
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
From time to time, including as a result of inflation, changes in interest rates, recession or public health crisis, the global equity and credit markets experience high levels of volatility and disruption. At various points in time, the markets have produced upward and/or downward pressure on stock prices and limited credit capacity or finance or refinance opportunities for certain companies without regard to those companies’ underlying financial strength. In addition, advertising is a discretionary and variable business expense which may be reduced as companies contend with lower revenues or higher expenses, including higher costs of capital and as government spending priorities change. Spending on advertising tends to decline disproportionately during an economic recession or downturn as compared to other types of business spending. Consequently, a downturn in the United States economy generally has an adverse effect on our advertising revenue and, therefore, our results of operations. A recession or downturn in the economy of any individual geographic market, particularly a major market in which we operate, also may have a significant effect on us. Radio revenues in the markets in which we operate may also face greater challenges than in the U.S. economy generally. Finally, volatility in the markets and our degree of leverage could impact our ability to finance strategic transactions or impact upon our plans to refinance our current indebtedness in the future.

We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of these increases, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected.
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
In general, demand for certain consumer products may be adversely affected by increases in interest rates and the reduced availability of consumer financing. Also, bank failures, loan defaults and/or other trends in the financial industry which influence the requirements used by lenders to evaluate potential consumers can result in reduced availability of financing. If interest rates or lending requirements increase and consequently, the ability of prospective consumers to finance purchases of products is adversely affected, the demand for advertising may also be adversely impacted and the impact may be material. In addition, our borrowing costs could be impacted, and such cost changes could reduce the expected returns on certain of our corporate development and other investment opportunities.
The terms of our indebtedness and the indebtedness of our direct and indirect subsidiaries may restrict our current and future operations, particularly our ability to respond to changes in market conditions or to take some actions.
Our debt instruments impose operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to incur additional indebtedness, issue preferred stock, incur liens, pay dividends, enter into asset purchase or sale transactions, merge or consolidate with another company, dispose of all or substantially all of our assets or make certain other payments or investments. These restrictions could limit our ability to grow our business through acquisitions and could limit our ability to respond to market conditions or meet extraordinary capital needs.
We have historically incurred net losses which could resume in the future and may impact upon other aspects of our operations.
We have historically reported net losses in our consolidated statements of operations, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses, the value of our intangible assets and goodwill, interest expenses (both cash and non-cash), and revenue declines caused by weakened advertising demand resulting from the economic environment. These results have had a negative impact on our financial condition and could be exacerbated in a deteriorating economic climate. If such events recur in the future, they could have a material adverse effect on our financial condition.

More recently, we have had certain impairment indicators with respect to other parts of our operations, in particular our Cable Television segment. Certain future events and circumstances, including deterioration of general economic conditions, a decrease in audience acceptance of our content or programming, a shift by advertisers to competing advertising platforms and/or changes in consumer behavior could result in a downward revision in the estimated fair values of any of our reporting segments such as our cable or digital operations, which could result in non-cash impairment charges. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on our reported net earnings and other financial results.
Our revenue is substantially dependent on spending and allocation decisions by advertisers, and seasonality and/or weakening economic conditions may have an impact upon our business.
Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Any reduction in advertising expenditures or changes in advertisers’ spending priorities (such as the elimination or reduction of targeted government or corporate spending initiatives) and/or allocations across different types of media/platforms or programming could have an adverse effect on the Company’s revenues and results of operations. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce, or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers, including government agencies. In addition, advertising revenues in even-numbered years tend to benefit from advertising placed by candidates for political offices. The effects of such seasonality (including the weather), combined with the severe structural changes occurring in the U.S. economy, make it difficult to estimate future operating results based on the results of any prior period and may adversely affect our operating results.
Our success is dependent upon audience acceptance of our content, particularly our television and radio programs, which is difficult to predict.
Radio, television, and digital content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of programming and content, and the licensing of rights to the intellectual property associated with the program or content, depend primarily upon their acceptance and perceptions by the public, which can change quickly and are difficult to predict. The commercial success of programming or content also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, and other tangible and intangible factors, all of which are difficult to predict. Our failure to obtain or retain rights to popular programming or content on any part of our multi-media platform could adversely affect our revenues.
Ratings for programming and traffic on a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing power and advertising revenues. For example, if there is an event causing a change of programming at one of our stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues, or profitability as the previous programming. In addition, changes in ratings methodology, search engine algorithms and technology could adversely impact our businesses and negatively affect our advertising revenues.

Increases in or new royalties, including through legislation, could adversely impact our business, financial condition and results of operations.
We currently pay royalties to song composers and publishers through Broadcast Music, Inc (“BMI”), American Society of Composers, Authors, and Publishers (“ASCAP”), SEASAC, Inc. (“SESAC”) and Global Music Rights Inc. (“GMR”) but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. We must also pay royalties to the copyright owners of sound recordings for the digital audio transmission of such sound recordings on the internet. We pay such royalties under federal statutory licenses and pay applicable license fees to Sound Exchange, the non-profit organization designated by the United States Copyright Royalty Board to collect such license fees. The royalty rates applicable to sound recordings under federal statutory licenses are subject to adjustment. The royalty rates we pay to copyright owners for the public performance of musical compositions on our radio stations and internet streams could increase as a result of private negotiations and the emergence of new performing rights organizations ("PRO"), which could adversely impact our businesses, financial condition, results of operations and cash flows. Further, from time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.
A disproportionate share of our Radio Broadcasting segment revenue comes from a small number of geographic markets and our syndicated radio business, Reach Media.
For the year ended December 31, 2024, approximately 35.0% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. We consider our Radio Broadcasting segment to be our core radio business. Within our core radio business, seven of the 13 markets in which we operated radio stations throughout 2024 (Atlanta, Baltimore, Charlotte, Cleveland, Houston, Indianapolis, and Washington, DC) or a portion thereof accounted for approximately 77.2% of our radio station net revenue for the year ended December 31, 2024. Revenue from the operations of Reach Media, along with revenue from the seven significant contributing radio markets, accounted for approximately 38.9% of our total consolidated net revenue for the year ended December 31, 2024. Adverse events or conditions, including reductions in government spending or employment, in one or more of the seven significant contributing radio markets or impacting Reach Media could have a material adverse effect on our overall financial performance and results of operations.
We may lose audience share and advertising revenue to our competitors.
Our media properties compete for audiences and advertising revenue with other radio stations and station groups and other media. Fragmentation of audiences and/or adverse changes in audience ratings, internet traffic, and market shares could have a material adverse effect on our revenue. Larger media companies, with more financial resources than we have, may target our core audiences or enter the segments or markets in which we operate, causing competitive pressure. Further, other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for our core audiences and advertisers. Competition for our core audiences in any of our segments or markets could result in lower ratings or traffic and, hence, lower advertising revenue for us, or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control, could also cause changes in audience ratings or market share.
Consolidation among our competitors and other market participants has risen recently resulting in increased competitive pressures, such as limited availability of licensable content. Our competitors include vertically integrated media businesses, as well as companies in adjacent sectors with significantly more financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing power. Such competitors could also have preferential access to programming and content, emergent technologies, such as artificial intelligence (“AI”), and more robust customer data and competitive information. Our competitors may also enter into business combinations or alliances that strengthen their competitive positions. Failure by us to respond successfully to these developments could have an adverse effect on our business and financial performance.

We must respond to the rapid changes in technology, content offerings, services, and standards across our entire platform in order to remain competitive.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to new technologies, including AI. Technological standards across our media properties are evolving and new distribution technologies/platforms are emerging at a rapid pace. We cannot assure that we will have the resources to acquire new technologies or to introduce new features, content or services to compete with these new technologies. Our customers may require features and capabilities that we do not offer. A key basis on which we compete with other companies is on adapting to technological change including the successful utilization of data analytics, AI and machine learning. Rules governing new technological developments, such as developments in generative AI, remain unsettled, and these developments may affect aspects of our existing business model, including revenue streams for the use of our intellectual property and how we create our services and products.
New media has resulted in fragmentation in the advertising market, and we cannot predict the effect, if any, that additional competition arising from new technologies or content offerings may have across any of our business segments or results of operations. The continuing growth and evolution of channels and platforms has increased our challenges in differentiating ourselves from other media platforms. We continually seek to develop and enhance our content offerings and distribution platforms/methodologies. Failure to effectively execute in these efforts, actions by our competitors, or other failures to deliver content effectively could hurt our ability to differentiate ourselves from our competitors and, as a result, have adverse effects across our business.
The loss of key personnel, including certain on-air talent, could disrupt the management and operations of our business.
Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives and employees, including certain on-air personalities. We believe that the combination of skills and experience possessed by our executive officers and other key employees could be difficult to replace, and that the loss of one or more of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. In addition, several of our on-air personalities and syndicated radio programs hosts have large loyal audiences in their respective broadcast areas and may be significantly responsible for the ratings of a station. The loss of such on-air personalities or any change in their popularity could impact the ability of the station to sell advertising and our ability to derive revenue from syndicating programs hosted by them. We cannot be assured that these individuals will remain with us or will retain their current audiences or ratings.
If our Digital segment does not continue to develop and offer compelling and differentiated content, products and services, our advertising revenues could be adversely affected.
In order to attract consumers and generate increased activity on our digital properties, we believe that we must offer compelling and differentiated content, products and services. However, acquiring, developing, and offering such content, products and services may require significant costs and time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. If we are unable to provide content, products and services that are sufficiently attractive to our digital users, we may not be able to generate the increases in activity necessary to generate increased advertising revenues. In addition, although we have access to certain content provided by our other businesses, we may be required to make substantial payments to license such content. Many of our content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content. If we are not able to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to that provided by our Digital segment, we may not be able to attract and increase the engagement of consumers on our digital properties.
Continued growth in our digital business also depends on our ability to offer a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services may require significant time and costs. If we cannot continue to develop and improve our advertising products and services or if prices for our advertising products and services decrease, our digital advertising revenues could be adversely affected. Finally, in recent years, our Digital segment had seen significant growth in its business due to advertisers interest in social justice/equality trends. However, recent reversals in these trends have resulted in revenue declines within our Digital and other segments and continued declines could result in impairment within the Digital segment or otherwise have a negative impact on the Digital segment's results of operations as well as our overall results of operations.

Third parties may claim that we infringe on their rights based on the nature and content of information posted on websites we maintain.
We host internet services that enable individuals to exchange information, generate content, comment on our content, and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. While we monitor postings on our platforms, claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our users. Our defense of such actions could be costly and involve significant time and attention of our management and other resources.
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
Future asset impairment to the carrying values of our FCC licenses, goodwill across our various reporting units and TV One Trade Name could adversely impact our results of operations.
As of December 31, 2024, we had approximately $257.8 million in radio broadcasting licenses and $30.0 million in goodwill within the Radio Market reporting unit, which totaled $287.7 million and represented approximately 30.5% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets.
We are required to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done as of October 1 each year, or on an interim basis when events or changes in circumstances suggest impairment may have occurred. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, a decrease in audience acceptance of our programming, a shift by advertisers to competing advertising platforms and/or changes in consumer behavior, adverse changes in applicable laws and regulations, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations. Fair values of FCC licenses have been estimated using the income approach, which incorporates several judgmental assumptions over a 10-year model including, but not limited to, market revenue and projected revenue growth by market, mature market share, operating profit margins, discount rate and terminal growth rate. Fair values of goodwill within the Radio Market reporting unit have been estimated using the income approach, which incorporates several judgmental assumptions over a 10-year model including, but not limited to, revenue growth rates of each radio market, operating profit margins, discount rate and terminal growth rate. We also utilize a market-based approach to evaluate our fair value estimates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis.
As of December 31, 2024, we had approximately $26.6 million in the TV One Trade Name, which represented approximately 2.8% of our total assets. We believe estimating the fair value of the TV One Trade Name is a critical accounting estimate due to the subjective nature of the assumptions used to determine the fair value of the asset.
The Company tests TV One's Trade name for potential impairment using the relief from royalty approach, which values a trade name by calculating the present value of royalty payments avoided given the continued use. The key assumptions used in the analysis for the trade name include cumulative probability of continued use, percentage of royalty payments avoided, projected revenue growth, terminal growth rate, and discount rate.

The Company tests the TV One reporting unit for potential impairment using the Guideline Public Company ("GPC") and income approach that estimates the fair value of the reporting unit, which involves, but is not limited to, judgmental estimates and assumptions about revenue growth rates, operating profit margins, discount rate, and the average recurring EBITDA multiple.
As of December 31, 2024, we had approximately $144.9 million of goodwill associated with the TV One reporting unit, which represented approximately 15.3% of our total assets. Therefore, we believe estimating the fair value of the TV One reporting unit is a critical accounting estimate because of the significance of its carrying value in relation to our total assets and the subjective nature of the assumptions used to determine the fair value of the asset.
The Company tests the iOne reporting unit for potential impairment using the income approach that estimates the fair value of the reporting unit, which involves, but is not limited to, judgmental estimates and assumptions about revenue growth rates, operating profit margins and discount rate.
As of December 31, 2024, we had approximately $7.2 million of goodwill associated with the iOne reporting unit, which represented approximately 0.8% of our total assets. We believe estimating the fair value of the iOne reporting unit is a critical accounting estimate due to the subjective nature of the assumptions used to determine the fair value of the asset.
Changes in certain events or circumstances could result in changes to our estimated fair values and may result in further write-downs to the carrying values of any of our assets across our platform. Additional impairment charges could adversely affect our financial results, financial ratios and could limit our ability to obtain financing in the future.
Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.
Within our core radio business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Currently, subject to renewal, our radio broadcasting licenses expire at various times beginning October 2027 through August 1, 2030. While we anticipate receiving renewals of all of our broadcasting licenses, interested third parties may challenge our renewal applications. During the periods when a renewal application is pending, informal objections and petitions to deny the renewal application can be filed by interested parties, including members of the public, on a variety of grounds. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, as amended (the “Communications Act”), or is convicted of a felony or found to have engaged in certain other types of non-FCC related misconduct, the FCC may commence a proceeding to impose fines or other sanctions upon us. Moreover, FCC oversight, regulations and enforcement priorities may change over time, and there can be no assurance that changes would not adversely impact our business, financial condition and results of operations. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.
Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
The use of technology in substantially all aspects of our business operations gives rise to cybersecurity risks. Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in general. Our efforts to protect our company’s data or the information we receive may be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users’ data on a continual basis.

Any internal technology breach, error or failure impacting systems hosted internally or externally, or any large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, or repeated failure of technology could impact our operations and result in increased costs or reduced revenues. Our technology systems may also be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Our technology security initiatives, disaster recovery plans and other measures may not be adequate or implemented properly to prevent a business disruption and its adverse consequences, financial or otherwise.
In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such event could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption of our operations and damage to our reputation, any or all of which could adversely affect our business. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.
In the event of a technical or cyber event, we could experience a significant, unplanned disruption, or substantial and extensive degradation of our services, or our network may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption or substantial and extensive degradation in the functioning of our IT or technical platform could negatively impact our revenue and could harm our business and results of operations. If such a widespread interruption occurred, or if we failed to deliver content to users as expected, our reputation could be damaged severely. Moreover, any disruptions, significant degradation, cybersecurity threats, security breaches, or attacks on our internal information technology systems could impact our ratings and cause us to lose listeners, users or viewers or make it more difficult to attract new ones, either of which could harm our business and results of operations.
Our business could be materially and adversely affected as a result of natural disasters, terrorism or other catastrophic events.
Any economic failure or other material disruption caused by war, public health events, government action, climate change or natural disasters, including fires, floods, hurricanes, earthquakes, and tornadoes; power loss or shortages; environmental disasters; telecommunications or business information systems failures or similar events could also adversely affect our ability to conduct business. If such disruptions contribute to a general decrease in economic activity or impair our ability to meet our customer demands, our operating results and financial condition could be materially adversely affected.
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
Our entry into new lines of business may not succeed and may not result in increased shareholder value.
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
The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain subject to further agency and court proceedings. As a result of the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against Urban One or any FCC licensee from which we are acquiring a station could result in the FCC delaying the grant, refusing to grant, or imposing conditions on its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock.
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
Changes in federal regulations or enforcement priorities could adversely affect our business operations.
Congress and the FCC have considered, and may in the future adopt, new laws, regulations and policies that could, directly or indirectly, affect the profitability of our broadcast stations. In particular, Congress may consider and adopt a revocation of terrestrial radio’s exemption from paying royalties to performing artists and record companies for use of their recordings (radio already pays a royalty to songwriters, composers and publishers). In addition, commercial radio broadcasters and entities representing artists are negotiating agreements that could result in broadcast stations paying royalties to artists. A requirement to pay additional royalties could have an adverse effect on our business operations and financial performance. Moreover, it is possible that our license fees and negotiating costs associated with obtaining rights to use musical compositions and sound recordings in our programming could sharply increase as a result of private negotiations, one or more regulatory rate-setting processes, or administrative and court decisions. Finally, there has been in the past and there could be again in the future proposed legislation that requires radio broadcasters to pay additional fees such as a spectrum fee for the use of the spectrum. We cannot predict whether such actions will occur.
The television and broadcast industries in the United States are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of our Cable Television segment. For example, the FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect our Cable Television segment’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by TV One/CLEO TV. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. TV One/CLEO TV’s ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. We are unable to predict the effect that any such laws, regulations or policies may have on our Cable Television segment’s operations.

New or changing federal, state or international privacy regulation or requirements could hinder the growth of our internet business.
A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our business uses to operate its services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, but new legislative proposals also affecting privacy are now pending at both the federal and state level in the U.S. Further, third-party service providers may from time to time change their privacy requirements. Changes to the interpretation of existing law or the adoption of new privacy-related requirements by governments or other businesses could hinder the growth of our business and cause us to incur new additional costs and expenses. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers.
Unique Risks Related to Our Cable Television Segment
The loss of affiliation agreements could materially adversely affect our Cable Television segment’s results of operations.
Our Cable Television segment is dependent upon the maintenance of affiliation agreements with cable and direct broadcast distributors for its revenues, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such distributors. The loss of one or more of these arrangements could reduce the distribution of TV One’s and/or CLEO TV’s programming services and reduce revenues from subscriber fees and advertising. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscribers and associated subscriber fees. In addition, consolidation among cable distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect our Cable Television segment’s ability to maintain or obtain distribution for its network programming on favorable or commercially reasonable terms, or at all. The results of renewals could have a material adverse effect on our Cable Television segment’s revenues and results and operations. We cannot assure you that TV One and/or CLEO TV will be able to renew their affiliation agreements on commercially reasonable terms, or at all. The loss of a significant number of these arrangements or the loss of carriage on basic programming tiers could reduce the distribution of our content, which may adversely affect our revenues from subscriber fees and our ability to sell national and local advertising time.
Changes in consumer behavior resulting from new technologies and distribution platforms may impact the performance of our businesses.
Our Cable Television segment faces emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, content offered over the internet has become more prevalent as the speed and quality of broadband networks have improved. Providers such as Netflix™, Hulu™, Apple™, Amazon™ and Google™, as well as gaming and other consoles such as Microsoft’s Xbox™, Sony’s PS5™, Nintendo’s Wii™, and Roku™, are aggressively establishing themselves as alternative providers of video content and services, including new and independently developed long form video content. Most recently, new online distribution services have emerged offering live sports and other content without paying for a traditional cable bundle of channels. These services and the growing availability of online content, coupled with an expanding market for mobile devices and tablets that allow users to view content on an on-demand basis, have decreased our Cable Television segment’s audience sizes and subscriber base and impacted distribution for its services and content. Additionally, devices or services that allow users to view television programs away from traditional cable providers or on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. If we cannot ensure that our distribution methods and content are responsive to our Cable Television segment’s target audiences, our business could be adversely affected.
We acquire content and ancillary rights from other organizations and pay related rights fees, license fees, royalties and/or contingent compensation. If competitive pressures continue to increase, we may not be able to produce or acquire content in a cost-effective manner. We may be outbid by our competitors for the rights to new, popular content or in connection with the renewals of popular rights we currently hold. Accordingly, there can be no assurance we will realize anticipated returns on our investments.

Unique Risks Related to Our Capital Structure
Our President and CEO has an interest in TV One that may conflict with your interests.
Pursuant to the terms of employment with our President and CEO, Mr. Alfred C. Liggins, III, in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an award amount equal to approximately 4.0% of any proceeds from distributions or other liquidity events in excess of the return of our aggregate investment in TV One (the “Employment Agreement Award”). Our obligation to pay the award was triggered after our recovery of the aggregate amount of capital contribution in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event in excess of such invested amount. Mr. Liggins’ rights to the Employment Agreement Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment (but similar rights could be included in the terms of a new employment agreement or arrangement). As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities.
Two common stockholders have a majority voting interest in Urban One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.
As of December 31, 2024, our Chairperson and her son, our President and CEO, together held in excess of 75.0% of the outstanding voting power of our common stock. As a result, our Chairperson and our CEO control our management and policies and decisions involving or impacting Urban One, including transactions involving a change of control, such as a sale or merger. The interests of these stockholders may differ from the interests of our other stockholders and our debt holders. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the Board of Directors of Urban One.
Further, we are a “controlled company” under rules governing the listing of our securities on the NASDAQ because more than 50.0% of our voting power is held by our Chairperson and the CEO. Therefore, we are not subject to NASDAQ listing rules that would otherwise require us to have: (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors. While a majority of our board members are currently independent directors, we do not make any assurances that a majority of our board members will be independent directors at any given time.
We are a smaller reporting company as defined by Item 10 of Regulation S-K and we cannot be certain if the reduced disclosure requirements applicable to our filing status will make our common stock less attractive to investors.
We are a “smaller reporting company” and, thus, have certain decreased disclosure obligations in our SEC filings, including, among other things, simplified executive compensation disclosures and only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects and may make our common stock a less attractive investment.

If we fail to meet the continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation.
As a result of delayed filings of periodic financial reports with the SEC in each of calendar years 2023 and 2024, we fell out of compliance with NASDAQ Listing Rule 5250(c) (the “Periodic Filing Rule”). That rule requires NASDAQ listed companies to timely file all required periodic financial reports with the SEC. In addition, on February 11, 2025, we received written notice (the “Notice”) from the Listing Qualifications Department of NASDAQ notifying us that, for the last 30 consecutive business days, the bid price for the Company’s Class D common stock, par value $0.001 per share (the “Class D Common Stock”) had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Stock Market pursuant to NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with NASDAQ Listing Rule 5810(c) (3) (A), we have a period of 180 calendar days, or until August 11, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Class D Common Stock must be at least $1.00 per share for a minimum of ten (10) consecutive business days as required under NASDAQ Listing Rule 5810(c) (3) (A) (unless the NASDAQ staff exercises its discretion to extend this ten-day period pursuant to NASDAQ Listing Rule 5810(c) (3) (H)) during the 180-day period prior to August 11, 2025. In the event the Company does not regain compliance prior to August 11, 2025, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Stock Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, NASDAQ will inform us that we have been granted an additional 180 calendar days. However, if it appears that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, NASDAQ will provide notice that the Company’s Class D Common Stock will be subject to delisting.
We intend to actively monitor the closing bid price of our common stock and will consider all reasonable available options to regain compliance with the Minimum Bid Price Requirement, which may include seeking stockholder approval to affect a reverse stock split. While we may take actions to cure any Minimum Bid Price Requirement deficiency, the market price for our common stock may remain depressed as a result of such factors as: (i) low trading volumes; (ii) our indebtedness and perceptions of our ability to service that debt; (iii) conditions and trends in the advertising and broadcasting industries; (iv) actual or anticipated variations in our operating and/or financial results; (v) estimates of our future performance and/or operations; (vi) changes in financial estimates by securities analysts; (vii) technological innovations; (viii) competitive developments; and (ix) general market conditions and other factors. If we fail to meet the requirements of the Periodic Filing Rule, the Minimum Bid Price Requirement or any other NASDAQ listing requirement, we may become subject to delisting proceedings from NASDAQ. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. In addition, delayed financial reports could expose us to the risk of litigation concerning any impact upon the price of our common stock. Any such litigation could distract management from day-to-day operations and further adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Disclosure Regarding Cybersecurity Risk Management
Assessment and Management of Cybersecurity Risks:
Urban One has implemented a structured approach to assessing, identifying, and managing cybersecurity risks. This framework includes ongoing monitoring of threats, the implementation of security controls, and proactive adaptation to evolving risks. Our cybersecurity strategy is designed to safeguard corporate assets, data, and critical systems while ensuring operational resilience.

Our cybersecurity risk management process includes:
•Continuous enterprise-wide risk monitoring to assess and respond to emerging cyber threats. Our enterprise risk management assesses the characteristics and circumstances of the evolving business environment and seeks to identify both the potential impacts to our company of a particular risk and the speed with which the risk may manifest;
•The deployment of technical security controls, including encryption, endpoint detection and response, and network security protections across our enterprise;
•Enterprise-wide employee security awareness programs, including social engineering and phishing simulations and mandatory training;
•Collaboration with external cybersecurity experts for penetration testing, vulnerability management, and incident response support; and
•Security evaluations for vendors and other third-party service providers to help mitigate supply chain risks. These evaluations include reviewing our service provider and vendor management programs and the related agreements to require prompt notification of cyber incidents, outages and software vulnerabilities to facilitate timely assessment and disclosure of third-party cyber risks. Generally, we require our third-party providers to abide by confidentiality and security processes, particularly for third-party data-processing activities. Our evaluations also include inquiries about the vendor’s or service provider’s cybersecurity history, including any breaches or other incidents. Our third-party security evaluations are limited by their disclosures; therefore, a risk-based approach is used in making vendor and contractual decisions based on those disclosures and the totality of the circumstances, such as whether the third party will have access to personal information or our network.
Through these measures, Urban One is committed to maintaining a strong cybersecurity posture and protecting against potential security threats.
Material Effects of Cybersecurity Threats and Incidents:
Cybersecurity threats have the potential to impact our operations, financial condition, and reputation. While we have not experienced any material cybersecurity incidents during the reporting period (See Note 21 - Subsequent Events), we recognize that such incidents could result in:
•Disruption of operations, impacting revenue and productivity;
•Unauthorized access to or theft of sensitive data, potentially leading to regulatory and legal implications; and
•Reputational harm, affecting customer trust and investor confidence.
Urban One employs continuous threat monitoring, security awareness initiatives, and incident response protocols to mitigate these risks. Our security team remains focused on maintaining a proactive and adaptive security strategy to minimize the likelihood and impact of cybersecurity incidents.
Board Oversight:
The Board of Directors provides oversight of Urban One’s cybersecurity risk management efforts. The Board receives updates from the Chief Information Officer ("CIO") and Chief Information Security Officer ("CISO") on key cybersecurity risks, threat trends, and mitigation strategies. These updates are based on internal security monitoring and reporting, as well as insights from our managed security service provider ("MSSP").
The Board remains committed to ensuring cybersecurity remains a priority for the organization and that the appropriate resources and governance structures are in place to manage cyber risks effectively.

Management's Role and Expertise:
Urban One’s cybersecurity program is led by the CIO and CISO, who are responsible for cybersecurity strategy, risk management, and incident response. The CISO collaborates closely with the CIO, IT leadership, and business stakeholders to align security initiatives with the Company’s broader strategic objectives.
Our CIO has more than twenty-five years of experience advancing technology, digital transformation, and cybersecurity, including in the financial services industry. Prior to joining Urban One, he served as a Senior Vice President for Capital One Financial Corporation. During his tenure at Capital One, he supported the company's digital transformation and built the capabilities required to move its global enterprise to the cloud across technology divisions and platforms. Additionally, he has led strategic technology innovations and cybersecurity programs as an executive at several other leading Fortune 500 companies.
Our CISO has more than twenty-five years of experience in cybersecurity, risk management, and technology leadership across financial services and global enterprises. Before joining Urban One, he served as Chief Information Security Officer at Farm Credit Financial Partners, Inc., leading enterprise-wide security initiatives. He has also held key leadership roles at Rabobank International, where he progressed through various IT, security operations, and risk management positions. Additionally, he led cybersecurity and risk management programs at United Technologies Corporation, where he focused on analytics-driven security solutions to enhance organizational resilience. He holds dual master’s degrees in Information Security & Assurance and IT Management and also has an Executive MBA from the University of Connecticut
Urban One’s executive leadership team remains engaged in cybersecurity initiatives and regularly reviews the effectiveness of security controls, policies, and incident response capabilities to ensure alignment with evolving threats and business needs.
For additional information on the risks we face related to cyber and information security threats, please see our related risk factor in Item 1A. Risk Factors.
ITEM 2. PROPERTIES
The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. Our other media properties, such as Interactive One, generally only require office space. We typically lease our studio and office space with lease terms ranging from five to fifteen years in length. A station’s studios are generally housed with its offices in business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and, when negotiating a lease for such sites, we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases, or in leasing additional space or sites, if required.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A voting common stock is traded on the NASDAQ Stock Market under the symbol “UONE”. Our Class D non-voting common stock is traded on the NASDAQ Stock Market under the symbol “UONEK”.
Number of Stockholders
Based upon a survey of record holders and a review of our stock transfer records, as of February 10, 2025, there were 9,020 holders of Urban One’s Class A Common Stock, two holders of Urban One’s Class B Common Stock, two holders of Urban One’s Class C Common Stock, and approximately 5,512 holders of Urban One’s Class D Common Stock.
Dividends
Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on any class of our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our Board of Directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the Board of Directors deems relevant. (See Note 15 — Long-Term Debt of our consolidated financial statements.)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth purchases of our ordinary shares by the Company during the quarter ended December 31, 2024:

Period and Class	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Units)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	(d) Maximum Number (or approved Dollar Value) of Shares (or Units) that May Yet be Purchased Under the plans or Programs (in thousands)

Class A
October 1 - October 31, 2024	182,142	$1.51	182,142	$16,164
November 1 - November 30, 2024	978,188	1.45	978,188	14,320
December 1 - December 31, 2024	226,214	1.71	226,214	13,682
Total	1,386,544	$1.50	1,386,544	$13,682
Class D
October 1 - October 31, 2024	41,721	$1.07	41,721	$16,164
November 1 - November 30, 2024	423,093	1.00	423,093	14,320
December 1 - December 31, 2024	238,478	1.06	238,478	13,682
Total	703,292	$1.02	703,292	$13,682
(a) On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted. After giving effect to the above transactions, the programs collectively have approximately $13.7 million remaining shares under the authorization. See Note 17 – Stockholders Equity of the Company’s consolidated financial statements for further discussion.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.
Overview
For the year ended December 31, 2024, consolidated net revenue decreased approximately 5.9% compared to the year ended December 31, 2023. For 2025, our strategy will be to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets; and (iii) grow and diversify our revenue by executing our multimedia strategy.
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
The following chart shows the percentage of consolidated net revenue generated by each reporting segment.

	Years Ended December 31,
	2024	2023
Radio Broadcasting segment	36.9%	32.7%
Reach Media segment	10.5%	11.1%
Digital segment	15.7%	15.8%
Cable Television segment	37.4%	41.1%
All other - corporate/eliminations	(0.5)%	(0.7)%
The following chart shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Years Ended December 31,
	2024	2023
Percentage of core radio business generated from local advertising	59.8%	60.6%
Percentage of core radio business generated from national advertising, including network advertising	35.2%	33.9%
National and local advertising also includes advertising revenue generated from our Digital segment and low power television revenue. The balance of net revenue from our Radio Broadcasting segment was generated from ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following chart shows the sources of our net revenue for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	$ Change	% Change

	(in thousands)
Net Revenue:
Radio advertising	$175,731	$182,362	$(6,631)	(3.6)%
Political advertising	20,439	3,881	16,558	426.6
Digital advertising	66,992	74,866	(7,874)	(10.5)
Cable television advertising	90,604	108,307	(17,703)	(16.3)
Cable television affiliate fees	77,071	87,747	(10,676)	(12.2)
Event revenues & other	18,837	20,527	(1,690)	(8.2)
Net revenue	$449,674	$477,690	$(28,016)	(5.9)%
In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely manage the use of trade and barter agreements.
Within our Digital segment, Interactive One generates the majority of the Company’s digital revenue. Our digital revenue is principally derived from advertising services on non-radio station branded, but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. As the Company runs its advertising campaigns, the customer simultaneously receives benefits as impressions are delivered, and revenue is recognized. The amount of revenue recognized each month is based on the number of impressions delivered multiplied by the effective per impression unit price and is equal to the net amount receivable from the customer.
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

URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical consolidated results of operations:
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 (in thousands)

	Years Ended December 31,
	2024	2023	Change

Statements of Operations:
Net revenue	$449,674	$477,690	$(28,016)	(5.9)%
Operating expenses:
Programming and technical, excluding stock-based compensation	135,235	136,884	(1,649)	(1.2)
Selling, general and administrative, excluding stock-based compensation	174,258	172,440	1,818	1.1
Corporate selling, general and administrative, excluding stock-based compensation	50,579	53,583	(3,004)	(5.6)
Stock-based compensation	5,716	9,975	(4,259)	(42.7)
Depreciation and amortization	7,716	7,101	615	8.7
Impairment of goodwill and intangible assets	151,755	129,278	22,477	17.4
Total operating expenses	525,259	509,261	15,998	3.1
Operating loss	(75,585)	(31,571)	(44,014)	*NM
Interest and investment income	5,980	6,967	(987)	(14.2)
Interest expense	48,571	56,196	(7,625)	(13.6)
Gain on retirement of debt	23,271	2,356	20,915	*NM
Other income, net	896	96,084	(95,188)	(99.1)
(Loss) income from operations before provision for income taxes	(94,009)	17,640	(111,649)	*NM
Provision for income taxes	9,759	7,944	1,815	22.8
Net (loss) income from consolidated operations	(103,768)	9,696	(113,464)	*NM
Loss from unconsolidated joint venture	(411)	(5,131)	4,720	(92.0)
Net (loss) income	(104,179)	4,565	(108,744)	*NM
Net income attributable to non-controlling interests	1,215	2,515	(1,300)	(51.7)
Net (loss) income attributable to common stockholders	$(105,394)	$2,050	$(107,444)	*NM
*NM - Not meaningful

Net revenue

Years Ended December 31,		Change
2024	2023
$449,674	$477,690	$(28,016)	(5.9)%
During the year ended December 31, 2024, we recognized approximately $449.7 million in net revenue compared to approximately $477.7 million during the year ended December 31, 2023. These amounts are net of agency and outside sales representative commissions. We recognized approximately $165.8 million of revenue from our Radio Broadcasting segment during the year ended December 31, 2024, compared to approximately $156.2 million for the year ended December 31, 2023, an increase of approximately $9.6 million, primarily driven by increased political revenue and due to the Houston station acquisition, which was completed in August 2023, offset by a decrease in national sales driven by demand. We recognized approximately $47.3 million of revenue from our Reach Media segment during the year ended December 31, 2024, compared to approximately $52.9 million for the year ended December 31, 2023, a decrease of approximately $5.6 million. The decrease was primarily driven by overall demand and attrition of advertisers. We recognized approximately $70.7 million of revenue from our Digital segment during the year ended December 31, 2024, compared to $75.5 million during the year ended December 31, 2023, a decrease of approximately $4.8 million. The decrease was primarily driven by a decrease in national digital sales and lower demand from the Company’s advertisers. We recognized approximately $168.2 million of revenue from our Cable Television segment during the year ended December 31, 2024, compared to $196.2 million during the year ended December 31, 2023, a decrease of approximately $28.0 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the continued churn in subscribers.
Operating expenses
Programming and technical, excluding stock-based compensation

Years Ended December 31,		Change
2024	2023
$135,235	$136,884	$(1,649)	(1.2)%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $135.2 million for the year ended December 31, 2024 compared to approximately $136.9 million for the year ended December 31, 2023, a decrease of approximately $1.6 million. The decrease in programming and technical expenses for the year ended December 31, 2024, compared to the same period in 2023 was due to lower expenses across most segments. Expenses in our Digital segment decreased approximately $0.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due primarily to lower software license fees, video production costs and lower payroll expenses. Expenses in our Reach Media segment decreased approximately $1.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due primarily to lower contract labor and payroll expense. Expenses in our Cable Television segment decreased approximately $2.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due primarily to lower content amortization expense. Expenses in our Radio Broadcasting segment increased approximately $2.7 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, due primarily driven by an increase in payroll, rent and utilities due to the Houston station acquisition, which was completed in August 2023.

Selling, general and administrative, excluding stock-based compensation

Years Ended December 31,		Change
2024	2023
$174,258	$172,440	$1,818	1.1%
Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back-office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $174.3 million for the year ended December 31, 2024 compared to $172.4 million for the year ended December 31, 2023, an increase of approximately $1.8 million. Expenses in our Radio Broadcasting segment increased approximately $2.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023 due primarily to an increase in bad debt expense, higher payroll, research, insurance, travel and entertainment costs as a result of the Houston station acquisition, which was completed in August 2023. Expenses in our Digital segment decreased approximately $2.0 million for the year ended December 31, 2024, compared to the year ended December 31, 2023 due primarily to lower compensation costs and a reduction in promotional expenses. Expenses in our Reach Media segment decreased approximately $1.5 million for the year ended December 31, 2024, compared to the year ended December 31, 2023 primarily due to lower affiliate station costs. Finally, expenses in our Cable Television segment increased approximately $2.8 million or the year ended December 31, 2024, compared to the year ended December 31, 2023 due primarily to an increase in research and payroll expenses offset by a decrease in promotional events expenses.
Corporate selling, general and administrative, excluding stock-based compensation

Years Ended December 31,		Change
2024	2023
$50,579	$53,583	$(3,004)	(5.6)%
Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Corporate selling, general and administrative expenses were approximately $50.6 million for the year ended December 31, 2024 compared to approximately $53.6 million for the year ended December 31, 2023, a decrease of approximately $3.0 million. This decrease was primarily driven by lower third-party consultant costs.
Stock-based compensation

Years Ended December 31,		Change
2024	2023
$5,716	$9,975	$(4,259)	(42.7)%
Stock-based compensation expense was approximately $5.7 million for the year ended December 31, 2024 compared to approximately $10.0 million for the year ended December 31, 2023, a decrease of approximately $4.3 million. The decrease in stock-based compensation for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the timing of vesting of stock awards for executive officers and the decrease in grant date fair value of awards.

Depreciation and amortization

Years Ended December 31,		Change
2024	2023
$7,716	$7,101	$615	8.7%
Depreciation and amortization expense was approximately $7.7 million for the year ended December 31, 2024, compared to approximately $7.1 million for the year ended December 31, 2023, an increase of approximately $0.6 million. This increase is due to a higher overall balance of depreciable assets for the year ended December 31, 2024.
Impairment of goodwill and intangible assets

Years Ended December 31,		Change
2024	2023
$151,755	$129,278	$22,477	17.4%
Impairment of goodwill and intangible assets was approximately $151.8 million during the year ended December 31, 2024 compared to approximately $129.3 million for the year ended December 31, 2023, an increase of approximately $22.5 million. See Note 13 – Goodwill And Other Intangible Assets of the Company’s consolidated financial statements for further discussion.
Interest and investment income

Years Ended December 31,		Change
2024	2023
$5,980	$6,967	$(987)	(14.2)%
Interest and investment income was approximately $6.0 million for the year ended December 31, 2024 compared to approximately $7.0 million for the year ended December 31, 2023, a decrease of approximately $1.0 million. The decrease was primarily due to lower cash and cash equivalents balances during the year ended December 31, 2024.
Interest expense

Years Ended December 31,		Change
2024	2023
$48,571	$56,196	$(7,625)	(13.6)%
Interest expense decreased to approximately $48.6 million for the year ended December 31, 2024, compared to approximately $56.2 million for the year ended December 31, 2023, a decrease of approximately $7.6 million. The decrease is due to lower overall debt balances outstanding. During the year ended December 31, 2024, the Company repurchased approximately $140.4 million of its 2028 Notes at an average price of approximately 82.3% of par.
Gain on retirement of debt

Years Ended December 31,		Change
2024	2023
$23,271	$2,356	$20,915	*NM
Gain on retirement of debt was approximately $23.3 million for the year ended December 31, 2024 compared to approximately $2.4 million for the year ended December 31, 2023, an increase of approximately $20.9 million. As discussed above, during the year ended December 31, 2024, the Company repurchased approximately $140.4 million of its 2028 Notes at an average price of approximately 82.3% of par. During the year ended December 31, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par.

Other income, net

Years Ended December 31,		Change
2024	2023
$896	$96,084	$(95,188)	(99.1)%
Other income, net decreased $95.2 million for the year ended December 31, 2024 from the year ended December 31, 2023. The decrease was primarily due to the gain on sale of the Company’s MGM Investment, which was recognized in other income, net, during the year ended December 31, 2023.
Provision for income taxes

Years Ended December 31,		Change
2024	2023
$9,759	$7,944	$1,815	22.8%
For the year ended December 31, 2024, we recorded a provision for income taxes of approximately $9.8 million on the pre-tax loss of $94.0 million resulting with an annual effective tax rate of (10.4)%. The difference between the effective rate and the Company’s statutory rate relates primarily to the effect of state taxes, changes in our valuation allowance, uncertain tax positions, and permanent differences associated with non-deductible officer compensation. For the year ended December 31, 2023, we recorded a provision for income taxes of approximately $7.9 million on pre-tax income of $17.6 million resulting with an annual effective tax rate of 45.0%. The difference between the effective rate and the Company’s statutory rate relates primarily to the effect of state taxes, uncertain tax positions, Internal Revenue Code (“IRC”) Section 382 adjustments, and permanent differences associated with non-deductible officer compensation. In general, permanent book to tax differences have a greater impact on pre-tax income when the income is lower in the given period.

Loss from unconsolidated joint venture

Years Ended December 31,		Change
2024	2023
$(411)	$(5,131)	$4,720	(92.0)%
For the year ended December 31, 2024, we recognized approximately $0.4 million loss from unconsolidated joint venture compared to $5.1 million for the year ended December 31, 2023, a decrease of approximately $4.7 million. The decrease is related to the shut down of the RVA Entertainment Holdings, LLC, (“RVAEH”) investment in 2023.
Net income attributable to non-controlling interests

Years Ended December 31,		Change
2024	2023
$1,215	$2,515	$(1,300)	(51.7)%
Net income attributable to non-controlling interests was approximately $1.2 million for the year ended December 31, 2024 compared to approximately $2.5 million for the year ended December 31, 2023, a decrease of approximately $1.3 million. The decrease was primarily driven by the change in ownership interest in Reach Media for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Key Performance Indicators and Non-GAAP Financial Measures
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

Measurement of Performance
We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:
(a)Net revenue: The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events, and other revenue. Net revenue is recognized for our online business as impressions are delivered. Net revenue is recognized for our Cable Television business as advertisements are run or impressions delivered, and during the term of the affiliation agreements at levels appropriate for the most recent subscriber counts reported by the affiliate, net of launch support.
(b)Broadcast and digital operating income: The radio broadcasting industry commonly refers to “station operating income” which consists of net (loss) income before depreciation and amortization, income taxes, interest expense, interest and investment income, non-controlling interests in income of subsidiaries, other income, net, loss from unconsolidated joint venture, corporate selling, general and administrative expenses, stock-based compensation, impairment of goodwill and intangible assets, and (gain) loss on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term “broadcast and digital operating income”. Broadcast and digital operating income is not a measure of financial performance under GAAP. Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed assets and goodwill and intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.
Broadcast and digital operating income decreased to approximately $140.2 million for the year ended December 31, 2024, compared to approximately $168.4 million for the year ended December 31, 2023, a decrease of approximately $28.2 million or (16.7)%. This decrease was due to lower broadcast and digital operating income at each of our segments except our Radio Broadcasting segment. Our Radio Broadcasting segment generated approximately $39.2 million of broadcast and digital operating income during the year ended December 31, 2024, compared to approximately $34.6 million during the year ended December 31, 2023, of approximately, primarily due to higher political revenues. Reach Media generated approximately $15.5 million of broadcast and digital operating income during the year ended December 31, 2024, compared to approximately $17.9 million during the year ended December 31, 2023, primarily due to lower expenses offset by lower revenue. Our Digital segment generated approximately $18.1 million of broadcast and digital operating income during the year ended December 31, 2024, compared to approximately $20.0 million during the year ended December 31, 2023, primarily due to decrease in net revenues and reduced expenses. Finally, our Cable Television segment generated approximately $67.0 million of broadcast and digital operating income during the year ended December 31, 2024, compared to approximately $95.5 million during the year ended December 31, 2023, with the decrease primarily due to lower net revenues and higher expenses.

(c)Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to non-controlling interests, impairment of goodwill and intangible assets, stock-based compensation, (gain) loss on retirement of debt, employment agreement award and other compensation, corporate development costs, severance-related costs, investment income, loss from unconsolidated joint venture, loss from ceased non-core business initiatives less (2) other income, net and interest and investment income. Net (loss) income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA”. Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill and intangible assets, or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Digital, and Cable Television). Business activities unrelated to these four segments are included in an “all other” category which the Company refers to as “All other - corporate/eliminations”. Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.
Summary of Performance
The table below provides a summary of our performance based on the metrics described above:

	Years Ended December 31,
	2024	2023

	(in thousands)

Net revenue	$449,674	$477,690
Broadcast and digital operating income	140,181	168,366
Adjusted EBITDA	103,463	130,991
Net (loss) income attributable to common stockholders	(105,394)	2,050

The reconciliation of net (loss) income to broadcast and digital operating income is as follows:

	Years Ended December 31,
	2024	2023

	(in thousands)

Net (loss) income attributable to common stockholders	$(105,394)	$2,050
Add back/(deduct) certain non-broadcast and digital operating income items included in net income:
Interest and investment income	(5,980)	(6,967)
Interest expense	48,571	56,196
Provision for income taxes	9,759	7,944
Corporate selling, general and administrative, excluding stock-based compensation	50,579	53,583
Stock-based compensation	5,716	9,975
Gain on retirement of debt	(23,271)	(2,356)
Other income, net	(896)	(96,084)
Loss from unconsolidated joint venture	411	5,131
Depreciation and amortization	7,716	7,101
Net income attributable to non-controlling interests	1,215	2,515
Impairment of goodwill and intangible assets	151,755	129,278
Broadcast and digital operating income	$140,181	$168,366
The reconciliation of net (loss) income to adjusted EBITDA is as follows:

	Years Ended December 31,
	2024	2023

	(in thousands)

Net (loss) income attributable to common stockholders	$(105,394)	$2,050
Add back/(deduct) certain non-broadcast and digital operating income items included in net (loss) income:
Interest and investment income	(5,980)	(6,967)
Interest expense	48,571	56,196
Provision for income taxes	9,759	7,944
Depreciation and amortization	7,716	7,101
EBITDA	$(45,328)	$66,324
Stock-based compensation	5,716	9,975
Gain on retirement of debt	(23,271)	(2,356)
Other income, net	(896)	(96,084)
Loss from unconsolidated joint venture	411	5,131
Net income attributable to non-controlling interests	1,215	2,515
Corporate development costs[1]	8,658	12,872
Employment Agreement Award and other compensation	—	169
Severance-related costs	2,712	669
Impairment of goodwill and intangible assets	151,755	129,278
Investment income from MGM National Harbor[2]	—	(115)
Loss from ceased non-core business initiatives[3]	2,491	2,613
Adjusted EBITDA	$103,463	$130,991
(1) Corporate developments costs include professional fees and other nonrecurring items related to the material weakness remediation efforts.

(2) Investment income from MGM National Harbor is included in other income, net.
(3) In 2024, we made an immaterial change to the definition of adjusted EBITDA by adding back the loss from ceased non-core operations. All historical periods were recast to reflect this immaterial change.
Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance is approximately $137.6 million as of December 31, 2024. As of December 31, 2024, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.
The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with continued increases in inflation and interest rates, changes in governmental spending and its resulting impact on the national and more localized economies and banking volatility, may have an adverse effect on our revenues.
On March 8, 2023, ROEH issued a Put Notice with respect to its Put Interest in MGM National Harbor. Upon issuance of the Put Notice, no later than thirty (30) days following receipt, MGM National Harbor was required to repurchase the Put Interest for cash. On April 21 2023, ROEH closed on the sale of the Put Interest and received approximately $136.8 million at the time of settlement of the Put Interest, representing the put price. During the year ended December 31, 2023, the Company received $8.8 million representing the Company’s annual distribution from MGM National Harbor with respect to fiscal year 2022.
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
During the year ended December 31, 2024, the Company repurchased 2,850,844 shares of Class A Common Stock under the 2024 Stock Repurchase Program in the amount of approximately $5.0 million at an average price of $1.77 per share. 908,894 shares of Class A Common Stock remained in Treasury Stock, at cost as of December 31, 2024.
During the year ended December 31, 2024, the Company repurchased 1,191,610 shares of Class D common stock under the 2024 Stock Repurchase Program in the amount of approximately $1.4 million at an average price of $1.22 per share. During the year ended December 31, 2024, the Company executed Stock Vest Tax Repurchases of 425,966 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $3.20 per share. After giving effect to the above transactions (with respect to both Class A and Class D common stock), the 2024 Stock Repurchase program has approximately $13.5 million remaining under the authorization. See Note 17 — Stockholders Equity of our consolidated financial statements for further information on our common stock and stock repurchase plan.
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

On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant (the "Stock Grant Repurchase Authorization"). During the year ended December 31, 2024, the Company did not repurchase any shares of Class A stock under the $0.5 million Stock Grant Repurchase Authorization. During the year ended December 31, 2024 the Company repurchased 184,495 shares of Class D Common Stock for approximately $0.3 million at an average price of $1.42 per share. During the year ended December 31, 2023, the Company did not repurchase any shares of Class A or Class D common stock under the Stock Grant Repurchase Authorization. After giving effect to the above transactions, the Stock Grant Repurchase Authorization has approximately $0.2 million remaining shares under the authorization.
On January 25, 2021, the Company closed on an offering (the “2028 Notes Offering”) of $825.0 million in aggregate principal amount of the 2028 Notes in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028 and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum. As of December 31, 2024, there were approximately $584.6 million of the 2028 Notes outstanding.
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
During the year ended December 31, 2024, the Company repurchased approximately $140.4 million of its 2028 Notes at an average price of approximately 82.3% of par. The Company recorded a net gain on retirement of debt of approximately $23.3 million during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million for the year ended December 31, 2023. See Note 15 — Long-Term Debt of our consolidated financial statements for further information on liquidity and capital resources in the footnotes to the consolidated financial statements.
On February 19, 2021, the Company closed on an asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of December 31, 2024, there were no borrowings outstanding on the Current ABL Facility.
At the Company’s election, the interest rate on borrowings under the Current ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current ABL Facility) or (ii) until execution of the Waiver and Amendment (as defined below) took effect, the then applicable margin relative to the London Interbank Offer Rate, ("LIBOR Loan") (as defined in the Current ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.
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

Between June 5, 2023 and May 30, 2024, the Company entered into six more waivers and amendments related to the Company’s failure to timely deliver certain financial deliverables as required under the Current ABL Facility. On May 30, 2024, the Company entered into the seventh waiver and amendment (the “Seventh Waiver and Amendment”) to the Current ABL Facility. The Seventh Waiver and Amendment waived certain events of default under the Current ABL Facility related to the Company’s failure to timely deliver both the annual financial deliverables for the year ended December 31, 2023 (the “2023 Form 10-K”) and quarterly financial deliverables for the three months ended March 31, 2024 as required under the Current ABL Facility (the “2024 Q1 Form 10-Q” and, together with the “2023 Form 10-K”, the “Delayed Reports”). The Seventh Waiver and Amendment set a due date of June 17, 2024 for the Delayed Reports. The Delayed Reports were filed on June 7, 2024, bringing the Company back into compliance with the requirements under the Current ABL Facility.
Advances under the Current ABL Facility are limited to (a) eighty-five percent (85.0%) of the amount of Eligible Accounts (as defined in the Current ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the Current ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the Current ABL Facility), plus (ii) the AP and Deferred Revenue Reserve (as defined in the Current ABL Facility), plus (iii) without duplication, the aggregate amount of all other reserves, if any, established by Administrative Agent.
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
The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2024:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(in millions)
2028 Notes, net of issuance costs (fixed rate)	$579.1	7.375%
The following table provides a summary of our statements of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash flows provided by operating activities	$37,478	$64,645
Net cash flows (used in) provided by investing activities	(1,643)	95,358
Net cash flows used in financing activities	(131,831)	(28,312)
Net cash flows provided by operating activities were approximately $37.5 million and $64.6 million for the years ended December 31, 2024 and 2023, respectively. Cash flow from operating activities for the year ended December 31, 2024, decreased from the prior year primarily due to decreased profitability and higher payments for content, offset by trade accounts receivable collections.

Net cash flows (used in) provided by investing activities were approximately $(1.6) million and $95.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease was primarily driven by the sale of the Company’s MGM National Harbor investment partially offset by the deconsolidation of RVAEH.
Net cash flows used in financing activities were approximately $131.8 million and $28.3 million for the years ended December 31, 2024 and 2023, respectively. The increase in net cash flow used in financing activities is driven primarily by the increase in common stock and debt repurchase activity. We repurchased approximately $8.1 million and $1.6 million of our Class A and D Common Stock during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company paid approximately $115.6 million and $22.3 million, respectively, to repurchase approximately $140.4 million and $25.0 million of our 2028 Notes.
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
Recent Accounting Pronouncements
See Note 2 — Summary Of Significant Accounting Policies of our consolidated financial statements for a summary of recently issued accounting pronouncements not yet adopted and recently adopted accounting pronouncements.
CRITICAL ACCOUNTING ESTIMATES
Our accounting policies are described in Note 2 — Summary Of Significant Accounting Policies of our consolidated financial statements. We prepare our consolidated financial statements in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies and estimates to be most critical in understanding the judgments involved in preparing our consolidated financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.
Goodwill within our various reporting units, Radio Broadcasting Licenses and TV One Trade Name
Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations.
We account for goodwill and broadcasting licenses under Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other”, (“ASC 350”) which requires the Company to test goodwill at the reporting unit level and radio broadcasting licenses and TV One Trade Name at the accounting unit level for impairment annually or whenever events or circumstances indicate that impairment may exist.
Our annual impairment assessment is performed as of October 1 of each year using an income approach. We test the reasonableness of the inputs and outcomes of our discounted cash flow models against available market data by comparing our overall average implied multiple based on our cash flow projections and by comparing the aggregate of our estimated reporting unit fair values to the market capitalization of the Company. Impairment exists when the carrying value of these assets exceeds its respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.
As of December 31, 2024, we had approximately $257.8 million in broadcasting licenses and $30.0 million across seven of our 13 radio market reporting units in goodwill within the Radio Market reporting unit, which totaled $287.8 million and represented approximately 29.8% of our total assets.

We believe our estimate of the fair value of our reporting units, radio broadcasting licenses and TV One Trade Name are critical accounting estimates as the value is significant in relation to our total assets, and our estimate of the value uses judgmental assumptions that incorporate variables based on past experiences and expectations about future operating performance. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and estimates and market factors. While we believe we have made reasonable estimates and assumptions to calculate the fair values, changes in any one estimate, assumption or a combination of estimates and assumptions, or changes in certain events or circumstances (including uncontrollable events and circumstances resulting from continued deterioration in the economy or credit markets) could require us to assess recoverability of our trade name, radio broadcasting licenses, and goodwill at times other than our annual October 1 assessments, and could result in changes to our estimated fair values and further write-downs to the carrying values of these assets. Impairment charges are non-cash in nature, and as with current and past impairment charges, any future impairment charges will not impact our cash needs or liquidity or our bank ratio covenant compliance.
Radio Market Reporting Units and Radio Broadcasting Licenses
As of December 31, 2024, we had approximately $257.8 million in broadcasting licenses and $30.0 million across seven of our 13 radio market reporting units in goodwill within the Radio Market reporting unit, which totaled $287.8 million and represented approximately 29.8% of our total assets.
The Company performed interim quantitative impairment assessments for its radio broadcasting licenses and goodwill in all radio markets as of June 30, 2024 and September 30, 2024 and recognized an impairment loss of approximately $118.5 million associated with radio broadcasting licenses in nine radio markets within the Radio Broadcasting segment, included in impairment of goodwill, intangible assets, and long-lived assets, on the condensed consolidated statement of operations. No impairment was recorded related to the Company’s radio market goodwill. The primary factor leading to the impairments was a decline in the projected gross market revenues. To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the license). No incremental impairment was taken on the Company’s radio market broadcast licenses or goodwill during the Company’s October 1 annual impairment assessment.
As of December 31, 2024, the Company performed an interim qualitative impairment assessment for the radio broadcasting licenses and goodwill for all 13 radio markets to determine whether they were impaired. Based on the interim qualitative assessment, there was no impairment loss to be recognized for any of the radio markets.
For the years ended December 31, 2024 and 2023, the Company recorded impairment losses against radio broadcasting licenses and goodwill collectively, of approximately $118.5 million and $129.3 million, respectively, which are included within the impairment of goodwill and intangible assets in the consolidated statements of operations. The fair value of broadcasting licenses in 11 radio markets, approximately $247.3 million in aggregate, exceeded its carrying value by less than 10.0% as of December 31, 2024. The broadcasting licenses in those 11 radio markets are considered at risk of failing the quantitative impairment assessment in future quarters if financial performance decreases.
The key assumptions associated with determining the estimated fair value for radio broadcasting licenses include market revenue and projected revenue growth by market, mature market share, operating profit margin, terminal growth rate, and discount rate. The key assumptions associated with determining the estimated fair value for goodwill within the Radio Market reporting unit include revenue growth rates of each radio market reporting unit, operating profit margins, terminal growth rate, and the discount rate.
The following table presents sensitivity analyses for radio broadcasting licenses and goodwill of reporting units within the Radio Broadcasting segment showing the impact on our most recent quantitative impairment assessment resulting from: (i) a 100 basis point decrease in industry or reporting unit terminal growth rates; (ii) a 100 basis point decrease in operating profit margins; (iii) a 100 basis point increase in the discount rate; and (iv) both a 5.0% and 10.0% reduction in the fair values of broadcasting licenses and reporting units.

	Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2024
	Broadcasting Licenses	Goodwill (a)

	(in millions)
Impairment Charge Recorded:
Radio Market Reporting Units	$118.5	$—

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry terminal growth rates	$10.1	$—
A 100 basis point decrease in operating profit margin in the projection period	13.6	—
A 100 basis point increase in the applicable discount rate	27.2	1.3
A 5.0% reduction in the fair value of broadcasting licenses and reporting units	11.6	—
A 10.0% reduction in the fair value of broadcasting licenses and reporting units	23.9	1.0
(a) Goodwill impairment charge applies only to further goodwill impairment and not to any potential license impairment that could result from changing other assumptions. If there is no incremental impairment, impact will be zero.
See Note 13 – Goodwill And Other Intangible Assets, of our consolidated financial statements for further discussion.
TV One Trade Name

The Company noted a continued decline in revenues in the Cable Television segment, indicating that it was more likely than not that the TV One Trade Name was impaired. Therefore, the Company performed a quantitative impairment assessment for the TV One Trade Name as of September 30, 2024 and December 31, 2024 to determine whether it was impaired. Based on these analyses, the Company recognized an impairment loss of approximately $13.1 million associated with the TV One Trade Name, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the year ended December 31, 2024. No incremental impairment was recorded in connection with the Company’s October 1 annual assessment.

Below are the key assumptions used in the relief from royalty approach model for estimating the fair value of the trade name for the TV One in the most recent interim impairment assessment performed as of December 31, 2024.

TV One Trade Name	December 31, 2024
Discount rate	11.5%
Revenue growth rate range	(12.2)% - 1.9%
Terminal growth rate	(1.5)%
Royalty payments avoided	2.5%
Cumulative probability of continued use	100%
The following table presents sensitivity analysis for the TV One Trade Name showing the impact of the most recent quantitative impairment assessment results from a 100 basis point increase or decrease in the discount rate, royalty rate, terminal growth rate and revenue growth which the Company has determined to be a significant assumption impacting the impairment:

Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2024
TV One Trade Name

(in millions)
Impairment Charge Recorded:
TV One Trade Name	$13.1

Hypothetical Change for TV One Trade Name
A 100 basis point increase in the applicable discount rate	2.0
A 100 basis point decrease in the applicable royalty rate	11.0
A 100 basis point decrease in the applicable terminal growth rate	1.0
A 100 basis point decrease in the applicable revenue growth rate	2.0
See Note 13 – Goodwill And Other Intangible Assets, of our consolidated financial statements for further discussion.
TV One Reporting Unit
The Company noted a continued decline in revenues in the TV One reporting unit, indicating that it was more likely than not that the TV One reporting unit was impaired. Therefore, the Company performed a quantitative impairment assessment for the TV One reporting unit to determine whether it was impaired as of September 30, 2024 and December 31, 2024. Based on these analyses, the Company recognized an impairment loss of approximately $20.2 million associated with the TV One reporting unit, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the year ended December 31, 2024. No impairment was recorded for the reporting unit during the three-months ended September 30, 2024 or in connection with the Company’s October 1 annual assessment.
Below are the key assumptions used in the income approach model for estimating the fair value of the TV One reporting unit in the most recent interim impairment assessment performed as of December 31, 2024.

December 31, 2024
Discount rate	11.5%
Operating profit margin range	27.0% - 34.4%
Revenue growth rate range	(4.2)% - 1.9%
Average recurring EBITDA multiple	4.5x
The following table presents sensitivity analysis for the TV One reporting unit showing the impact of the most recent quantitative impairment assessment results from a 100 basis point increase or decrease in the terminal growth rate, operating profit margin, discount rate, 5% and 10% reduction in fair value of the TV One reporting unit which the Company has determined to be a significant assumption impacting the impairment:

Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2024
TV One Reporting Unit

(in millions)
Impairment Charge Recorded:
TV One Reporting Unit	$20.2

Hypothetical Change for TV One Reporting Unit
A 100 basis point decrease in the cable television industry terminal growth rates	$5.0
A 100 basis point decrease in the applicable operating profit margin	10.0
A 100 basis point decrease in the applicable discount rate	20.0
A 5.0% reduction in the fair value of TV One	15.0
A 10.0% reduction in the fair value of TV One	30.0
See Note 13 – Goodwill And Other Intangible Assets, of our consolidated financial statements for further discussion.
iOne Reporting Unit

The Company noted a continued decline in revenues in the iOne reporting unit, indicating that it was more likely than not that the iOne reporting unit was impaired. Therefore, the Company performed a quantitative impairment assessment for iOne reporting unit to determine whether it was impaired as of September 30, 2024 and December 31, 2024. Based on these analyses, no goodwill impairment losses were recognized associated with the iOne reporting unit, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the year ended December 31, 2024.
Below are the key assumptions used in the income approach model for estimating the fair value of the iOne reporting unit in the most recent interim impairment assessment performed as of December 31, 2024.

December 31, 2024
Discount rate	16.0%
Revenue growth rate range	2.5% - 7.5%
Operating profit margin range	(5.7)% - 11.0%
The following table presents sensitivity analysis for the iOne reporting unit showing the impact of the most recent quantitative impairment assessment results from a 100 basis point increase or decrease in the terminal growth rate, operating profit margin, discount rate, 5% and 10% reduction in fair value of the iOne reporting unit which the Company has determined to be a significant assumption impacting the impairment:

Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2024
iOne Reporting Unit

(in millions)
Impairment Charge Recorded:
iOne Reporting Unit	$—

Hypothetical Change for iOne Reporting Unit
A 100 basis point decrease in the digital industry terminal growth rates	$—
A 100 basis point decrease in the applicable operating profit margin	0.6
A 100 basis point increase in the applicable discount rate	—
A 5.0% reduction in the fair value of iOne	—
A 10.0% reduction in the fair value of iOne	0.6
Fair Value Measurements
The Company accounts for an award in the CEO’s employment agreement (the “Employment Agreement”) at fair value. According to the Employment Agreement, the CEO is eligible to receive an award (the “Employment Agreement Award”) in an amount equal to approximately 4.0% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award was triggered after the Company recovered the aggregate amount of capital contributions in TV One, and payment is required only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to such invested amount. The long-term portion of the award is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. In April 2024, the Compensation Committee of the Board of Directors of the Company approved terms for a new employment agreement with the CEO, which were effective January 2022, including a renewal of the Employment Agreement Award upon similar terms as in the prior Employment Agreement.
The Company estimated the fair value of the Employment Agreement Award as of December 31, 2024 and 2023, at approximately $10.4 million and $23.0 million, respectively, and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to revenue growth rates, future operating profit margins, discount rate, peer companies, average recurring EBITDA multiples and weighting of the income and market approach. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.
Redeemable non-controlling interests are interests in subsidiaries that are redeemable outside of the Company’s control either for cash or other assets. These interests are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the non-controlling interests adjusted for cumulative earnings allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.
The Company assesses the fair value of the redeemable non-controlling interests in Reach Media as of the end of each reporting period. The fair value of the redeemable non-controlling interests as of December 31, 2024 and 2023, were approximately $8.0 million and $16.5 million, respectively. As of December 31, 2024 and 2023, the fair value is measured using a combination of cash flow and GPC methodology. Significant inputs to the discounted cash flow analysis include revenue growth rate, future operating profit margins, discount rate and exit multiple. Different estimates and assumptions may result in a change to the fair value of the redeemable non-controlling interests amount previously recorded.

Capital and Commercial Commitments
Indebtedness
As of December 31, 2024, we had approximately $579.1 million of our 2028 Notes outstanding within our corporate structure. See Note 15 - Long-Term Debt of our consolidated financial statements. The Company had no other indebtedness.
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
Royalty Agreements
Musical works rights holders, songwriters and music publishers, have been traditionally represented by PRO's, such as the ASCAP, BMI and SESAC. The market for rights relating to musical works is changing rapidly. Songwriters and music publishers have withdrawn from the traditional PRO's, particularly ASCAP and BMI, and new entities, such as GMR, have been formed to represent rights holders. These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. These licenses periodically come up for renewal, and as a result certain of our PRO licenses are currently the subject of renewal negotiations that could impact, and potentially increase, our music license fees. In addition, there is no guarantee that additional PRO's will not emerge, which could impact, and in some circumstances increase, our royalty rates and negotiation costs.
The Radio Music Licensing Committee (the “RMLC”), of which we are a represented participant, has negotiated and entered into, on behalf of participating members, an Interim License Agreement with the ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026. The license includes an optional three-year extended term that the Company may effectuate prior to the end of the initial term.
On November 1, 2024, RMLC announced that it had won a ruling in its rate determination proceedings with SESAC with respect to fees paid by RMLC-represented stations. The determination sets the rates for the period January 1, 2023, through December 31, 2026, and is retroactive in its application. RMLC-Represented Stations that have paid SESAC interim license fees at higher previous rates may receive a true-up adjustment in order to bring rates into conformity with the now-final rates. This ruling did not have a material impact on the Company's operations. The RMLC is currently negotiating with BMI.
Reach Media Redeemable Non-Controlling Interests
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The non-controlling interest shareholders of Reach Media exercised 50.0% of their Put Right on January 29, 2024 for $7.6 million. On February 14, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right for $3.2 million, increasing the Company’s interest in Reach Media to 95.0% and decreasing the interest of the non-controlling interest shareholders from 10.0% to 5.0%.

Management, at this time, cannot reasonably determine the period when and if the remaining portion of the Put Right will be exercised by the non-controlling interest shareholders.
Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of December 31, 2024:

	Payments Due by Period

Contractual Obligations	2025	2026	2027	2028	2029	2030 and Beyond	Total

	(in thousands)
7.375% Subordinated Notes (1)	$43,112	$43,112	$43,112	$606,131	$—	$—	$735,467
Other operating contracts/agreements (2)	71,566	20,572	7,242	3,797	849	54	104,080
Operating lease obligations	9,464	7,022	6,143	5,174	4,697	19,361	51,861
Total	$124,142	$70,706	$56,497	$615,102	$5,546	$19,415	$891,408
(1) Includes interest obligations based on effective interest rates on senior secured notes outstanding as of December 31, 2024. Interest is payable semi-annually in arrears on February 1 and August 1 of each year.
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
Of the total amount of other operating contracts and agreements included in the table above, approximately $68.4 million has not been recorded on the consolidated balance sheets as of December 31, 2024, as it does not meet recognition criteria. Approximately $20.9 million relates to certain commitments for content agreements for the Company’s Cable Television segment, approximately $22.2 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.
Off-Balance Sheet Arrangements
The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of each of December 31, 2024 and 2023, there was no balance outstanding on the Current ABL Facility.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of Urban One required by this item are filed with this report on Pages F-1 and hereon.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period ended December 31, 2024. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2024 as a result of material weaknesses as described below.
(b) Management’s report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) published by the COSO. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.
Management identified the following material weaknesses in internal controls in prior years, which continued to exist as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design and implement an effective control environment or control activities, as further detailed below:
•Control Environment, Information and Communication, and Monitoring – We did not have appropriately designed entity-level controls impacting the (1) control environment, (2) identification of control activities, and (3) monitoring activities to prevent or detect material misstatements to the consolidated financial statements and assess whether the components of internal control were present and functioning. We did not adequately communicate the relevant information, including objectives and responsibilities, necessary to support the functioning of internal controls over financial reporting. We did not develop and perform sufficient ongoing evaluations to ascertain whether the components of internal control were present and functioning.
•IT General Control Activities – The Company has not sufficiently designed and maintained information technology ("IT") general controls in the areas of user access, program change management, and IT operations for certain information technology systems that support the Company’s financial reporting and other processes. Specifically, the Company did not maintain (1) user access controls that adequately restrict privileged and end-user access to certain financial applications, system infrastructure, programs, and data to appropriate company personnel, including consideration of segregation of incompatible duties; (2) change management controls for certain financial applications and related system infrastructure to provide reasonable assurance that IT program and data changes are authorized, sufficiently tested, approved, and implemented appropriately; and (3) IT operations controls for certain financial applications to monitor that scheduled financial programs have run and were operating as intended.

•Control Activities and Information and Communication - Management has determined that the Company did not have adequate selection and development of effective control activities resulting in the following material weaknesses:
◦Management did not have properly designed internal controls over its financial statement close process. This includes an inadequate level of precision in management’s review during the financial statement close process, an inadequate evaluation and review of the accounting for significant and non-recurring transactions, ineffective design and operating effectiveness of controls to support proper segregation of duties related to the review of manual journal entries and an inadequate review as part of its reporting and disclosure process.
◦Management did not have properly designed management review controls over transactions that require significant judgment. Specifically, controls are not designed to sufficiently evaluate the completeness and accuracy of data used in account analyses related to judgmental areas. Additionally, the Company’s management review controls are not operating effectively, as sufficient evidence was not maintained to demonstrate that reviews occurred with a sufficient level of precision to detect a material misstatement.
Considering the material weaknesses in the Company’s internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements included in this annual report on Form 10-K were prepared in accordance with GAAP. Following such additional procedures, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in this annual report on form 10-K, in conformity with GAAP.
This annual report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are only required to provide management's report pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.
The Company acknowledges its internal control deficiencies and is fully committed to remediating the material weaknesses identified above, fostering continuous improvement in internal controls, and enhancing its overall internal control environment. We will continue to monitor and evaluate the effectiveness of these controls to ensure timely and accurate financial reporting.
Remediation of the Material Weaknesses in Internal Control over Financial Reporting
In response to the material weaknesses identified, management has made significant progress to remediate the control deficiencies contributing to the material weaknesses. Management is committed to the planning and implementation of remediation efforts to address the material weaknesses. These remediation efforts, summarized below, which have been implemented, or are in the process of implementation, are intended to both address the identified material weakness and to enhance our overall financial control environment. Our initiatives include the following:
•To address the material weakness in the control environment, risk assessment, and monitoring, management continues to enhance entity-level controls by improving policies, enhancing the organizational structure, and engaging external expertise to strengthen internal control over financial reporting. Specifically, we:
◦Expanded the accounting department by hiring senior leaders with expertise in U.S. GAAP, SEC reporting, public company SOX and associated internal controls. We also hired additional IT personnel with relevant expertise to support and oversee the execution of IT General Controls.
◦Management continues to assess personnel needs and will continue efforts to hire and retain additional qualified staff, as necessary.
◦Conducted a financial risk assessment, engaging external resources to implement a controls evaluation strategy to establish a robust financial controls governance structure.
◦Engaged expert SOX consultants to assist in the coordination, development, and testing of our control environment and material weakness remediation efforts.
•Management continues to take several measures to address material weaknesses in IT General Controls, including:

◦Enhancing and standardizing policies and procedures to support consistent application of controls IT processes.
◦Redesigning access controls and enforcing segregation of duties for certain key financial applications.
◦Enhancing IT change management controls, including monitoring of changes, for relevant financial applications and related system infrastructure.
◦Developing IT operations controls to monitor that scheduled financial programs are operating as intended.
◦Assessed the design of enhanced IT General Controls and initiated ongoing monitoring activities to address deficiencies.
•We have and continue to prioritize efforts to strengthen the identified material weaknesses related to control activities and information and communication. Progress toward remediation includes:
◦Enhancing Controls Over the Financial Statement Close Process:
▪Formal documentation and communication of accounting policies, journal entry approval policies, management review checklists, and procedures to support the financial statement close process.
▪Conduct trainings with control owners on executing enhanced controls, focusing on evidencing key control procedures, precision of review, review documentation and validation of the completeness and accuracy of data used in analyses.
▪Improve documentation of the completeness and accuracy of source data, and timeliness of account reconciliations; and
▪Redesign of the financial statement close process and controls by enhancing the review of account reconciliations, consolidated financial statements, and disclosures, and implementing financial reporting software to enhance automation and workflows.
▪Assess the design of related business processes and initiated ongoing monitoring activities to address deficiencies.
▪Implement the general ledger of a cloud-based ERP system, which will help prevent and detect errors, enforce segregation of duties, and permit controls around the review of manual journal entries.
◦Improving Management Review Controls Over Non-Recurring Transactions and Significant Judgments:
▪Strengthening and enhancement of the precision of review of non-recurring transactions and significant estimates through improved communication, technical analysis, and expert consultation.
▪Establishment of oversight controls for non-recurring transactions and judgmental areas to ensure accuracy and completeness of data used in analysis and disclosures.
We will not be able to fully remediate these material weaknesses until all of these steps have been completed and have been operating effectively for a sufficient period of time. The actions that we are taking are subject to ongoing senior management review, as well as oversight by the audit committee of our Board of Directors. Additionally, we may also conclude that additional measures may be required to remediate the material weaknesses. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

(c) Changes in internal control over financial reporting
In addition to the ongoing remediation efforts described above, the Company concluded that one of the material weaknesses disclosed in our 2023 annual report on Form 10-K related to the approval of IT equipment purchases and the related recognition of this equipment as a fixed asset, has been remediated. During the fourth quarter ended December 31, 2024, the Company completed the following remedial measures designed to address the material weakness as follows:

◦Enhanced and documented the IT asset procurement process to ensure segregation of duties and proper authorization.

◦Developed monitoring controls over the completeness and accuracy of IT equipment inventory.

◦Acquired and implemented technology for the global tracking and management of IT equipment purchases to ensure the effective appropriation and use of IT computing assets.

◦Implemented new software controls in the procurement software system to centralize purchases from across business units and to require centralized executive approvals for IT equipment purchases.

Except for these matters, there were no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the year ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of SEC Regulation S-K.
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
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP. The information required by this item is incorporated by reference to our Definitive Proxy Statement, which we expect to file with the SEC within 120 days after our fiscal year end.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP; Tysons, VA; (PCAOB ID #42)
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
Notes to the Consolidated Financial Statements
Schedules other than those listed above have been omitted from this Form 10-K because they are not required, are not applicable, or the required information is included in the consolidated financial statements and notes thereto.
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

10.8	Amended and Restated Urban One 2019 Equity and Performance Incentive Plan (incorporated by reference to Exhibit A to Proxy Statement dated August 21, 2024).
19.1	Urban One, Inc. Insider Trading Policy*
21.1	Subsidiaries of Urban One, Inc.*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Urban One, Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 99.2 to Urban One’s Current Report on Form 8-K as filed December 12, 2023).
99.1
Second Amended and Restated Urban One 2019 Equity and Performance Incentive Plan (incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 21, 2024)

101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*Indicates document filed herewith.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2025.

URBAN ONE, INC.

By:	/s/ Peter D. Thompson
Name:	Peter D. Thompson
Title:	Chief Financial Officer and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2025.

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

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Urban One, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban One, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Radio Market, iOne, and TV One Goodwill

Description of the Matter	At December 31, 2024, the Company's goodwill balance attributable to its Radio Market reporting units, iOne reporting unit, and TV One reporting unit was $30.0 million, $7.2 million, and $144.9 million, respectively. As explained in Note 13 to the consolidated financial statements, goodwill is subject to annual impairment assessments, or more frequently if events or circumstances indicate an impairment may exist. The Company performed quantitative annual and interim assessments and recorded impairments of $20.2 million related to its TV One reporting unit during the year ended December 31, 2024. No impairment related to its Radio Market or iOne goodwill were recorded during the year ended December 31, 2024.

Auditing the Company's impairment assessments for the Radio Market, iOne, and TV One goodwill is complex and highly judgmental due to the significant estimation required by management in determining the fair value of the reporting units. The Company utilized a discounted cash flow approach to estimate the fair value of the Radio Market, iOne, and TV One reporting units which involves assumptions, including projected financial information for revenue, revenue growth rates, operating profit margins, terminal growth rates, and discount rates that are sensitive to and affected by economic, industry, and company-specific qualitative factors.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the Company’s Radio Market, iOne, and TV One reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies, and testing the significant assumptions described above used in the Company’s analyses, as well as testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to current industry and market trends, and to the Company's historical results. We assessed the historical accuracy of management’s forecasts and performed sensitivity analyses of the significant assumptions to evaluate the potential change in the fair values of the reporting units resulting from hypothetical changes in underlying assumptions. We involved our valuation specialist to assist in our evaluation of the methodologies used and the most judgmental assumptions used by the Company to determine the estimated fair value of the reporting units. In addition, we tested management’s reconciliation of the aggregate fair value of its reporting units to the market capitalization of the Company.

Impairment of Indefinite-lived Intangible Assets

Description of the Matter	At December 31, 2024, the Company's balance related to certain of its indefinite-lived intangible assets was $257.8 million related to radio broadcasting licenses and $26.6 million related to the TV One Trade Name. As explained in Note 13 to the consolidated financial statements, indefinite-lived intangible assets are subject to annual impairment assessments, or more frequently if events or circumstances indicate an impairment may exist. The Company performed quantitative annual and interim assessments and recorded impairments of $118.5 million and $13.1 million related to its radio broadcasting licenses and TV One Trade Name, respectively, during the year ended December 31, 2024.

Auditing the Company's impairment assessments for indefinite-lived intangible assets is complex and highly judgmental due to the significant estimation required by management in determining the fair value of the radio broadcasting licenses and TV One Trade Name. For the radio broadcasting licenses, the Company utilized a discounted cash flow approach for estimating the fair value of these assets which involves significant assumptions, including projected financial information for revenue growth rates by market, mature market share, operating profit margins, and discount rates. For the TV One Trade Name, the quantitative estimate of fair value was determined using the relief from royalty method, which requires significant assumptions, including estimates related to revenue, revenue growth rates, royalty rate, and discount rate. All of the assumptions are sensitive to and affected by economic, industry, and company-specific qualitative factors.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the Company’s radio broadcasting licenses and TV One Trade Name, we performed audit procedures that included, among others, assessing the valuation methodologies, and testing the significant assumptions described above used in the Company’s analyses, as well as testing the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions to current industry and market trends, and to the Company's historical results. In addition, we assessed the historical accuracy of management’s forecasts and performed sensitivity analyses of the significant assumptions to evaluate the potential change in the fair values of the radio broadcasting licenses and TV One Trade Name resulting from hypothetical changes in underlying assumptions. We involved our valuation specialist to assist in our evaluation of the methodologies used and the most judgmental assumptions used by the Company to determine the estimated fair value of the radio broadcasting licenses and TV One Trade Name.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023.
Tysons, Virginia
March 27, 2025

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137,090	$233,090
Restricted cash	484	480
Trade accounts receivable, net of allowance for expected credit losses of $4,553 and $8,638, respectively	113,847	133,194
Prepaid expenses	8,156	9,504
Current portion of content assets	36,861	29,748
Other current assets	8,941	15,950
Total current assets	305,379	421,966
CONTENT ASSETS, NET	86,868	82,448
PROPERTY AND EQUIPMENT, NET	27,822	28,661
GOODWILL	196,425	216,599
RIGHT OF USE ASSETS, NET	31,055	31,649
RADIO BROADCASTING LICENSES	257,759	375,296
OTHER INTANGIBLE ASSETS, NET	30,860	49,104
OTHER ASSETS	8,622	5,450
Total assets	$944,790	$1,211,173
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,945	$20,000
Accrued interest	18,028	22,342
Accrued compensation and related benefits	11,899	14,420
Reserve for audience deficiency	22,383	12,779
Current portion of content payables	14,233	22,389
Current portion of lease liabilities	7,428	10,648
Other current liabilities	20,386	30,052
Total current liabilities	114,302	132,630
LONG-TERM DEBT, net of original issue discount and issuance costs	579,069	716,246
CONTENT PAYABLES, net of current portion	6,020	3,402
LONG-TERM LEASE LIABILITIES	24,373	22,377
OTHER LONG-TERM LIABILITIES	12,788	24,995
DEFERRED TAX LIABILITIES, NET	29,305	20,938
Total liabilities	765,857	920,588

COMMITMENTS AND CONTINGENCIES (NOTE 19)
REDEEMABLE NON-CONTROLLING INTERESTS	7,988	16,520

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2024 and 2023	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized, 7,911,622 shares issued, and 7,002,728 shares outstanding at December 31, 2024 and 9,853,672 shares issued and outstanding at December 31, 2023	8	10

Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 shares issued and outstanding at December 31, 2024 and 2023, respectively	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,148,922 and 34,116,485 shares issued and outstanding at December 31, 2024 and 2023, respectively	35	34
Treasury Stock, at cost — 908,894 and no shares at December 31, 2024 and 2023, respectively	(1,345)	—
Additional paid-in capital	1,011,007	1,007,387
Accumulated deficit	(838,765)	(733,371)
Total stockholders’ equity	170,945	274,065
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$944,790	$1,211,173
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
NET REVENUE	$449,674	$477,690
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $103, and $139, respectively	135,338	137,023
Selling, general and administrative, including stock-based compensation of $750 and $1,129, respectively	175,008	173,569
Corporate selling, general and administrative, including stock-based compensation of $4,863 and $8,707, respectively	55,442	62,290
Depreciation and amortization	7,716	7,101
Impairment of goodwill and intangible assets	151,755	129,278
Total operating expenses	525,259	509,261
Operating loss	(75,585)	(31,571)
INTEREST AND INVESTMENT INCOME	5,980	6,967
INTEREST EXPENSE	48,571	56,196
GAIN ON RETIREMENT OF DEBT	23,271	2,356
OTHER INCOME, NET	896	96,084
(Loss) income from consolidated operations before provision for income taxes	(94,009)	17,640
PROVISION FOR INCOME TAXES	9,759	7,944
NET (LOSS) INCOME FROM CONSOLIDATED OPERATIONS	(103,768)	9,696
LOSS FROM UNCONSOLIDATED JOINT VENTURE	(411)	(5,131)
NET (LOSS) INCOME	(104,179)	4,565
NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,215	2,515
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(105,394)	$2,050

NET (LOSS) INCOME TO COMMON STOCKHOLDERS (per share)
Basic	$(2.22)	$0.04
Diluted	$(2.22)	$0.04

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	47,402,869	47,645,678
Diluted	47,402,869	50,243,810
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2024	2023
NET (LOSS) INCOME	$(104,179)	$4,565
OTHER COMPREHENSIVE LOSS, BEFORE TAX:
Reclassification adjustment for realized gain on available-for-sale securities included in net income	—	(96,826)
Income tax provision related to reclassification for realized gain	—	23,599
OTHER COMPREHENSIVE LOSS, NET OF TAX	—	(73,227)
COMPREHENSIVE LOSS	$(104,179)	$(68,662)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	1,215	2,515
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(105,394)	$(71,177)
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2023 and 2024
(in thousands, except share data)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Treasury Stock, at cost	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Accumulated Deficit	Total Equity
BALANCE, as of December 31, 2022	$10	$3	$2	$34	$—	$73,227	$993,484	$(736,010)	$330,750
Cumulative effect of accounting change	—	—	—	—	—	—	—	589	589
BALANCE, as of January 1, 2023	10	3	2	34	—	73,227	993,484	(735,421)	331,339
Net income attributable to Urban One	—	—	—	—	—	—	—	2,050	2,050
Stock-based compensation expense	—	—	—	—	—	—	5,392	—	5,392
Repurchase of 313,272 shares of Class D common stock	—	—	—	—	—	—	(1,630)	—	(1,630)
Sale of MGM Investment	—	—	—	—	—	(73,227)	—	—	(73,227)
Settlement of stock-based compensation liability	—	—	—	—	—	—	3,234	—	3,234
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	6,907	—	6,907
BALANCE, as of December 31, 2023	$10	$3	$2	$34	$—	$—	$1,007,387	$(733,371)	$274,065
Net loss attributable to Urban One	—	—	—	—	—	—	—	(105,394)	(105,394)
Stock-based compensation expense	—	—	—	—	—	—	5,380	—	5,380
Repurchase of 2,850,844 shares of Class A common stock	(2)	—	—	—	(1,345)	—	(3,688)	—	(5,035)
Repurchase of 1,802,071 shares of Class D common stock	—	—	—	—	—	—	(3,097)	—	(3,097)

Settlement of stock-based compensation liability	—	—	—	1	—	—	4,680	—	4,681
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	—	345	—	345
BALANCE, as of December 31, 2024	$8	$3	$2	$35	$(1,345)	$—	$1,011,007	$(838,765)	$170,945
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(104,179)	$4,565
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,716	7,101
Amortization of debt financing costs	1,920	2,137
Amortization of launch assets	4,980	4,980
Amortization of content assets	46,297	50,098
Deferred income taxes	8,368	5,148
Impairment of goodwill and intangible assets	151,755	129,278
Non-cash fair value adjustment of Employment Agreement Award	(10,398)	169
Stock-based compensation expense	5,716	9,975
Gain on retirement of debt	(23,271)	(2,356)
Loss on investment in unconsolidated joint venture	—	5,131
Realized gain on available for sale debt securities	—	(96,826)
Other	304	4,182
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	18,991	8,698
Prepaid expenses and other current assets	2,584	(2,376)
Other assets	(4,441)	555
Content assets and content payables	(63,368)	(53,518)
Accounts payable	(305)	2,407
Accrued interest	(4,329)	(769)
Accrued compensation and related benefits	(2,521)	(3,758)
Reserve for audience deficiency	9,604	3,150
Other liabilities	(6,195)	(9,076)
Launch support	(1,750)	(4,250)
Net cash flows provided by operating activities	37,478	64,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,226)	(7,676)
Restricted cash derecognized in deconsolidation of joint venture	—	(26,000)
Proceeds from sale of joint venture interest	—	6,563
Proceeds from sale of equity securities	829	—
Proceeds from sale of available for sale debt securities	—	136,826
Proceeds from release of escrow associated with joint venture	—	13,012
Acquisition of stations and broadcasting assets	(250)	(27,500)
Cash receipts related to disposition of station	5,613	4,975
Investment in unconsolidated joint venture	(609)	(4,842)
Net cash flows (used in) provided by investing activities	(1,643)	95,358
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of ownership interest in Reach Media	(7,603)	—
Repurchase of long-term debt	(115,557)	(22,281)

Repurchase of common stock	(8,132)	(1,630)
Payment of dividends to non-controlling interest members of Reach Media	(1,799)	(4,401)
Release of secured letters of credit deposit	1,260	—
Net cash flows used in financing activities	(131,831)	(28,312)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(95,996)	131,691
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	233,570	101,879
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$137,574	$233,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$50,717	$54,828
Income taxes, net of refunds	$2,471	$1,983

NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES:
Operating right of use assets obtained in exchange for lease obligation	$9,493	$10,870
Operating right of use asset and lease liability terminations	$—	$429
Non-cash content asset additions	$19,960	$9,716
Adjustment of redeemable non-controlling interests to estimated redemption value	$(345)	$(6,907)
Settlement of stock-based compensation liability	$4,681	$3,235
The accompanying notes are an integral part of these consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024 and 2023
1. ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media Company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of December 31, 2024, the Company owned and/or operated 72 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 13 HD stations, and the 2 low power television stations the Company operated), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, the Company has diversified its revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 90.0% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. During the year ended December 31, 2023, the Company completed the sale of its interest in MGM National Harbor (the “MGM Investment”), a gaming resort located in Prince George’s County, Maryland. Through our national multi-media operations, the Company provides advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.

Our core radio broadcasting franchise operates under the brand “Radio One.” The Company also operates other brands, such as TV One, CLEO TV, Reach Media, iONE Digital and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.
As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, the Company has provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Digital; and (iv) Cable Television. (See Note 20 – Segment Information of our consolidated financial statements for further discussion).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.
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

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions. The most significant estimates and assumptions are used in determining: (i) estimates of future cash flows, revenue growth, operating profit margin mature market share, royalty payment avoided, cumulative probability of continued use and terminal growth rate used to evaluate and recognize impairments; (ii) estimates of fair value of the Employment Agreement Award (as defined below) and redeemable non-controlling interest in Reach Media; and (iii) deferred taxes and related valuation allowance, including uncertain tax positions.
These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. The Company bases these estimates on historical experience, the current economic environment or various other assumptions that are believed to be reasonable under the circumstances. However, economic uncertainty and any disruption in financial markets increase the possibility that actual results may differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected prospectively in the period they occur.
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

	Years Ended December 31,
	2024	2023

	(in thousands)
Cash and cash equivalents	$137,090	$233,090
Restricted cash	484	480
Total cash, cash equivalents, and restricted cash shown in Consolidated Statements of Cash Flows	$137,574	$233,570
Concentration of Credit Risk
The Company’s cash and cash equivalents are insured by the Federal Deposit Insurance Corporation (“FDIC”). However, the Company has amounts held with banks that may exceed the amount of FDIC insurance provided on such accounts. Generally, the balances may be redeemed upon demand and are maintained with financial institutions of reputable credit, and, therefore, bear minimal credit risk. The Company routinely assesses the financial strength of significant customers, and this assessment, combined with the large number and geographical diversity of its customers, limits our concentration of risk with respect to receivables from contracts with customers. No single customer accounted for over 10.0% of the Company’s consolidated net revenues during either of the years ended December 31, 2024 or 2023.
Trade Accounts Receivable and Allowance for Expected Credit Losses
Trade accounts receivable represent our unconditional rights to consideration arising from our performance under our customer contracts and are recorded at cost less an allowance for expected credit losses that are not expected to be recovered. The Company maintains allowances for credit losses resulting from the expected failure or inability of our customers to make required payments. The Company recognizes the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on financial assets, including our trade accounts receivable, utilizing a current expected credit loss impairment model. The Company estimates the expected credit losses, measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions, and forecasts of future economic conditions. Large individual receivables for which there is an indication of increased credit risk are individually assessed for loss allowances.

In determining the allowance for credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools are determined generally based on the Company's four reportable segments, with sub-segmentation between local and national advertising customers in the Radio Broadcasting and Digital segments. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in external economic forecasts and current collection rates. Our estimates of the allowance for credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected. Past due trade accounts receivable balances are written off against our allowance for credit losses when our internal collection efforts have been unsuccessful.
The changes in the allowance for expected credit loss are as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Balance at Beginning of Period(1)	$8,638	$8,643
Charged to Expense, net	(355)	2,552
Less: Deductions	(3,730)	(2,557)
Balance at End of Period	$4,553	$8,638
(1) The allowance for expected credit loss as of January 1, 2023 includes $0.6 million cumulative-effect adjustment of the adoption of ASU 2016-13.
Goodwill and Indefinite-Lived Intangible Assets (Primarily Radio Broadcasting Licenses and TV One Trade Name)
In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill, and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized but are tested annually for impairment at the reporting unit level and accounting unit level on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values. The excess is recorded to operations as an impairment charge. The Company tests for radio broadcasting license impairment at the accounting unit level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about market revenue and projected revenue growth by market, mature market share, operating profit margin, discount rate and terminal growth rate. In testing for goodwill impairment, the Company also relies primarily on the income approach that estimates the fair value of the reporting unit, which involves, but is not limited to, judgmental estimates and assumptions about revenue growth rates, operating profit margins, discount rate and terminal growth rate. The Company then performs a market-based analysis by comparing the estimated fair value of the reporting units with an average implied multiple arrived to the market capitalization of the Company. The Company recognizes an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. Any impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.
The Company tests the TV One Trade Name for potential impairment using the relief from royalty approach, which values a trade name by calculating the present value of royalty payments avoided given the continued use of the asset. The key assumptions used in the analysis for the trade name include cumulative probability of continued use, percentage of royalty payments avoided, projected revenue growth, terminal growth rate, and discount rate.
Impairment of Long-Lived Assets
Long-lived assets, excluding goodwill and other indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the asset or group of assets to future undiscounted net cash flows expected to be generated by the asset or group of assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. The Company reviewed these long-lived assets during 2024 and 2023 and concluded there were no indicators of impairment.

Fair Value of Financial Instruments
As of December 31, 2024, and 2023, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, certificates of deposits, accounts payable and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2024 and 2023 due to the short-term nature of these instruments, except for the Company’s long-term debt, which is disclosed in Note 15 - Long-Term Debt.
Revenue Recognition
The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In general, spot and digital advertising is satisfied as advertising spots or as impressions are delivered. For cable television affiliate revenue, the Company grants a license to the affiliate to distribute its television programming content through the license period, and the Company recognizes revenue based on the number of subscribers each month. Finally, for event-based revenue, the Company’s events typically occur on one specified date when revenue is recognized. However, there may be performance obligations that are satisfied in the weeks leading up to the event, such as radio and digital advertising. In such instances revenue is recognized as the underlying performance obligations are satisfied based on the allocated transaction price and the pattern of delivery to the customer.
Within the Radio Broadcasting and Reach Media segments, revenues are generated from the sale of spot advertisements and sponsorships. Revenue from the sale of spot advertisements is recognized when the advertisements are run. Revenue from sponsorships is recognized as each underlying sponsorship performance obligation is satisfied. Revenue is recognized for each performance obligation based on the allocated transaction price and the pattern of transfer to the customer. The Company records as revenue the amount of consideration that it receives.
Within the Digital segment, Interactive One generates the majority of the Company’s digital revenue. The Company’s digital revenue is principally derived from advertising services on non-radio station branded but Company-owned websites. Advertising services include the sale of banner and sponsorship advertisements. As the Company runs its advertising campaigns, the customer simultaneously receives benefits as impressions are delivered, and revenue is recognized based on the pattern of delivery. The amount of revenue recognized each month is based on the number of impressions delivered multiplied by the effective per impression unit price. Interactive One’s contracts with advertisers are typically a year or less in duration and are generally billed monthly upon satisfaction of the performance obligations.
The Cable Television segment derives advertising revenue from the sale of television airtime to advertisers and revenue is recognized as the advertisements are run when the advertisements are run. In the agreements governing advertising campaigns, the Company may also promise to deliver to its customers a guaranteed minimum number of viewers or impressions on a specific television network within a particular demographic. These guaranteed advertising campaigns are considered to represent a single, distinct performance obligation. For these campaigns, revenues are recognized based on the audience levels reached multiplied by the average price per impression. The Company provides the advertiser with advertising until the guaranteed audience level is delivered, and invoiced amounts may exceed the value of the actual audience delivery. As such, a portion of revenues associated with such campaigns is deferred until the guaranteed audience level is delivered or the rights associated with the guarantees lapse, which is typically less than one year. Actual audience and delivery information is obtained from independent ratings services. TV One’s contracts with advertisers are typically a year or less in duration and are generally billed monthly. The Company also provides certain advertising services without guaranteed audience level and are billed monthly based on satisfaction of the performance obligation.
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
Contract Assets and Liabilities
Unbilled receivables consist of earned revenue that has not yet been billed. Contract assets are included in trade accounts receivable, net on the consolidated balance sheets. Customer advances and unearned income represent advance payments by customers for future services under contract that are generally fulfilled in the near term. For advertising sold based on audience guarantees, audience deficiency typically results in an obligation to deliver additional advertising units to the customer, generally within one year of the campaign end date. To the extent that audience guarantees are not met, a reserve for audience deficiency is recorded until such a time that the audience guarantee has been satisfied. Unearned event income represents payments by customers for upcoming events. Contract liabilities are included in other current liabilities on the consolidated balance sheets.
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
Launch Support
The Cable Television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliate agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue. Launch assets are included in other intangible assets, net on the consolidated balance sheets, except for the portion of the unamortized balance that is expected to be amortized within one year which is included in other current assets.
Barter Transactions
In a barter transaction, the Company provides broadcast advertising time in exchange for programming content and certain services. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. Barter transaction revenue and expenses for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023

	(in thousands)
Barter transaction revenues	$4,467	$3,149
Barter transaction costs:
Programming and technical expenses	1,714	1,679
Selling, general and administrative expenses	2,753	1,470
Total barter transaction costs	$4,467	$3,149

The gross value for barter assets and liabilities which are included in contract assets and liabilities in the consolidated balance sheets are as follows:

	As of December 31,
	2024	2023
	(in thousands)
Short term - barter contract assets	$1,688	$1,848
Long term - barter contract assets	413	168
Total barter assets	$2,101	$2,016

Short term - deferred barter revenue	$1,688	$1,848
Long term - deferred barter revenue	413	168
Total deferred barter revenue	$2,101	$2,016
Advertising and Promotions
The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses for the years ended December 31, 2024 and 2023, were approximately $23.4 million and $27.1 million, respectively.
Income Taxes
The Company recognizes income taxes in accordance with the liability method of accounting. Deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in statutory tax rates on deferred tax assets and liabilities is recognized into income in the period of enactment. Deferred income tax expense or benefits are based upon the changes in the net deferred tax asset or liability from period to period.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. Conversely, if management determines that the Company would not be able to realize the recorded amount of deferred tax assets in the future, the Company will make an adjustment to the deferred tax asset valuation allowance, which would increase the provision for income taxes.
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
Stock-Based Compensation
The Company estimates the fair value of stock-based awards on the date of grant. The fair value of stock options with only service conditions is determined using the Black-Scholes option pricing model. The fair value of restricted stock awards is based on the closing price of the Company's Common Stock on the date of grant. The Company amortizes the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The determination of the fair value of the Company's stock option awards is based on a variety of factors, including, but not limited to, the Company's Common Stock price, risk-free rate, expected stock price volatility over the expected life of awards and dividend yield. The Company develops its expected term assumption by analyzing its employees’ past and expected exercise patterns for similar options for executive option grants; and applies the simplified method for non-executive option grants. The Company accounts for forfeitures as they occur.

Under the Company's annual incentive compensation plan, the Company may grant immediate or future vesting of restricted stock awards and stock options to certain employees. For these awards, stock-based compensation expense is recognized over the requisite service period.
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
Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, radio broadcasting licenses, TV One Trade Name and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value.
Software and Web Development Costs
The Company capitalizes direct internal and external costs incurred to develop internal-use computer software during the application development stage. Internal-use software is amortized under the straight-line method using an estimated life of three years.
Redeemable Non-Controlling Interests
Redeemable non-controlling interests are interests held by third parties in the Company’s subsidiaries that are redeemable outside of the Company’s control either for cash or other assets. These interests are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the non-controlling interests adjusted for cumulative earnings allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

Content Assets
The Company’s Cable Television segment has entered into contracts to license entertainment programming rights and programs from distributors and producers. The license periods granted in these contracts generally run from one year to five years. Contract payments are typically made in quarterly installments over the terms of the contract period. Each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins, and the program is available for its first airing. The Company also has programming for which the Company has engaged third parties to develop and produce, and it owns most or all rights (commissioned programming). For programming that is predominantly monetized as part of a content group, such as the Company’s commissioned programs, capitalized costs are amortized based on an estimate of the Company’s usage and benefit from such programming. The estimates require management’s judgment and include consideration of factors such as expected revenues to be derived from the programming, the expected number of future airings, among other factors. The Company’s acquired programs’ capitalized costs are amortized based on projected usage, generally resulting in an amortization pattern that is the greater of straight-line over the contract term or projected usage.
The Company utilizes judgment to determine the amortization patterns of the Company’s content assets. Key assumptions include the categorization of content based on shared characteristics and the use of a quantitative model to predict revenue. For grouping of assets with similar characteristics, which the Company defines as genre, this model takes into account projected viewership which is based on (i) estimated household universe; (ii) ratings; and (iii) expected number of airings across different broadcast time slots.
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
Content that is predominantly monetized within a film group is assessed for impairment at the film group level and is tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its unamortized costs. The Company evaluates the fair value of content at the film group level by considering expected future revenue generation using a cash flow analysis when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized costs. Estimates of future revenues consider historical airing patterns and future plans for airing content, including any changes in strategy. Given the judgments involved, actual demand or market conditions may be less favorable than those projected, requiring a write-down to fair value. The Company determined there were no impairment indicators during the years ended December 31, 2024 and 2023. Impairment and amortization of content assets are recorded in the consolidated statements of operations as programming and technical expenses. All commissioned and licensed content is classified as a long-term asset, except for the portion of the unamortized content balance that is expected to be amortized within one year of the consolidated balance sheet date which is classified as a current asset.
Tax incentives offered by state governments are measured based on production activities and are recorded as a reduction to capitalized production costs within the commissioned programming content assets.
Leases
The Company’s operating leases are for office space, studio space, broadcast towers, and transmitter facilities. The Company determines whether a contract is, or contains, a lease at inception. In determining whether a contract is or contains a lease, the Company considers all relevant facts and circumstances, including whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The determination involves judgment with respect to whether the Company has the right to obtain substantially all of the economic benefits from the use of the identified asset and whether the Company has the right to direct the use of the identified asset.
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

Lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. Many of the Company’s leases provide options to extend the terms of the agreements. Generally, renewal periods are excluded when calculating the lease liabilities as the Company does not consider the exercise of such options to be reasonably certain. When exercise of a renewal option is reasonably assured, the optional terms and related payments are included within lease liability calculation. The implicit rate within the Company’s lease agreements is generally not determinable and, as such, the Company’s estimated collateralized incremental borrowing rate is used.
Certain operating lease agreements include lease payments that are adjusted periodically based on an index and a rate, such as the Consumer Price Index or a market rental rate. The Company recognizes the effect of the changes in rates and indices in the appropriate period which is accounted for as a component of straight-line lease expense.
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which requires enhanced disclosures related to reportable segments that includes, among other disclosures, identifying significant segment expenses on an annual and interim basis. The standard was adopted by the Company in the fourth quarter of 2024 and was applied retrospectively to all prior periods presented in the consolidated financial statements. See Note 20 - Segment Information for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which enhances the disclosure requirements for income tax reconciliation, domestic and foreign taxes paid, and unrecognized tax benefits. The amendments of ASU No. 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and should be applied prospectively. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses", which focuses on the disaggregation of income statement expenses. ASU No. 2024-03 requires entities to provide more detailed disclosures about certain significant expense categories in their financial statements. The amendments of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied prospectively or retrospectively. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its consolidated financial statements.

3. NET REVENUES
Revenue Recognition
The following table shows the sources of the Company’s net revenues by contract type and segment for the years ended December 31, 2024 and 2023:

(in thousands)	Radio Broadcasting	Reach Media	Digital	Cable Television	Eliminations	Consolidated
Year Ended December 31, 2024
Net Revenue:
Radio advertising	$143,242	$35,105	$—	$—	$(2,616)	$175,731
Political advertising	14,303	1,955	3,756	425	—	20,439
Digital advertising	—	—	66,992	—	—	66,992
Cable television advertising	—	—	—	90,604	—	90,604
Cable television affiliate fees	—	—	—	77,071	—	77,071
Event revenues & other	8,258	10,200	—	99	280	18,837
Net revenue	$165,803	$47,260	$70,748	$168,199	$(2,336)	$449,674

Year Ended December 31, 2023
Net Revenue:
Radio advertising	$146,171	$39,851	$—	$—	$(3,660)	$182,362
Political advertising	2,854	398	629	—	—	3,881
Digital advertising	—	—	74,866	—	—	74,866
Cable television advertising	—	—	—	108,307	—	108,307
Cable television affiliate fees	—	—	—	87,747	—	87,747
Event revenues & other	7,189	12,639	—	153	546	20,527
Net revenue	$156,214	$52,888	$75,495	$196,207	$(3,114)	$477,690
Contract Assets and Liabilities
Contract assets and contract liabilities that are not separately stated in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023

	(in thousands)
Contract assets:
Unbilled receivables	$5,969	$5,437
Contract liabilities:
Customer advances and unearned income	$2,200	$4,851
Reserve for audience deficiency	22,383	12,779
Unearned event income	1,152	4,864
For customer advances and unearned income as of January 1, 2024, approximately $3.6 million was recognized as revenue for the year ended December 31, 2024. For the reserve for audience deficiency as of January 1, 2024, approximately $3.4 million was recognized as revenue during the year ended December 31, 2024. For unearned event income as of January 1, 2024, approximately $4.9 million was recognized as revenue during the year ended December 31, 2024. The Company expects to recognize the revenue resulting from these contract liabilities within the next twelve months.

4. LAUNCH ASSETS
The Cable Television segment has entered into certain affiliate agreements requiring various payments for launch support. Launch support assets are used to initiate carriage under affiliate agreements and are amortized over the term of the respective contracts. The weighted-average amortization period for launch support and the remaining weighted-average amortization period for launch support as of December 31, 2024 and December 31, 2023 are as follows:

	December 31, 2024	December 31, 2023

	(in years)
Weighted-average amortization period	8.1	8.1
Remaining weighted-average amortization period	1.9	2.9
Launch support asset amortization for the year ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
	(in thousands)
Launch support asset amortization	$4,980	$4,980
The gross value and accumulated amortization of the launch assets are as follows:

	As of December 31,
	2024	2023

	(in thousands)
Launch assets	$27,764	$27,764
Less: accumulated amortization	(19,064)	(14,084)
Launch assets, net	$8,700	$13,680
Future estimated launch support amortization related to launch assets for years 2025 through 2029 is as follows:

(in thousands)
2025	$4,980
2026	3,409
2027	237
2028	68
2029	6
5. EARNINGS PER SHARE
Basic and diluted earnings per share ("EPS") attributable to common stockholders are presented in conformity with the two-class method required for participating securities: Class A, Class B, Class C, and Class D common stock. The rights of the holders of Class A, Class B, Class C, and Class D common stock are identical, except with respect to voting, conversion, and transfer rights.
Basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

For the calculation of diluted earnings per share, net (loss) income attributable to common stockholders for EPS is adjusted by the effect of dilutive securities. Diluted net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. In periods of loss, there are no potentially dilutive common shares to add to the weighted-average number of common shares outstanding. The undistributed earnings or losses are allocated based on the contractual participation rights of Class A, Class B, Class C and Class D common shares as if the earnings or losses for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings or losses are allocated on a proportionate basis, and as such, diluted and basic earnings per share are the same for each class of common stock under the two-class method.
The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023
Numerator:
Net (loss) income attributable to Class A, Class B, Class C and Class D stockholders	$(105,394)	$2,050
Denominator:
Denominator for basic net (loss) income per share - weighted-average outstanding shares	47,402,869	47,645,678
Effect of dilutive securities:
Stock options and restricted stock	—	2,598,132
Denominator for diluted net (loss) income per share - weighted-average outstanding shares	47,402,869	50,243,810

Net (loss) income to Class A, Class B, Class C and Class D stockholders per share – basic	$(2.22)	$0.04
Net (loss) income to Class A, Class B, Class C and Class D stockholders per share – diluted	$(2.22)	$0.04
For the year ended December 31, 2024, there were approximately 5.8 million potentially antidilutive securities that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented. There were no material potentially antidilutive securities excluded from the computation of diluted EPS for the year ended December 31, 2023.

6. FAIR VALUE MEASUREMENTS
As of December 31, 2024 and 2023, respectively, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(in thousands)
As of December 31, 2024
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$10,426	$—	$—	$10,426

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests (b)	$7,988	$—	$—	$7,988

Assets subject to fair value measurement:
Cash equivalents - money market funds (c)	$102,258	$102,258	$—	$—

As of December 31, 2023
Liabilities subject to fair value measurement:
Employment Agreement Award (a)	$22,970	$—	$—	$22,970

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests (b)	$16,520	$—	$—	$16,520

Assets subject to fair value measurement:
Cash equivalents - money market funds (c)	$193,769	$193,769	$—	$—
(a) Pursuant to an employment agreement, the Chief Executive Officer (“CEO”) is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4.0% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include, revenue growth rates, future operating profit, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. On April 3, 2024, the Company entered into an employment agreement with Alfred C. Liggins, III, President and Chief Executive Officer, consistent with the terms approved by the Company’s Compensation Committee. The terms of the new employment agreements are effective as of January 1, 2022.
(b) The fair value is measured using a combination of a discounted cash flow and a guideline public company methodology. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins and discount rate.
(c) The Company measures and reports its cash equivalents that are invested in money market funds and valued based on quoted market prices which approximate cost due to their short-term maturities.

There were no transfers within Level 1, 2, or 3 during the years ended December 31, 2024 and 2023. The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

	Employment Agreement Award	Redeemable Non-controlling Interests	Available- for-Sale Securities(1)
	(in thousands)
Balance at December 31, 2022	$25,741	$25,298	$136,826
Net income attributable to redeemable non-controlling interests	—	2,530	—
Dividends paid to redeemable non-controlling interests	—	(4,401)	—
Distribution	(2,940)	—	—
Sale of available-for-sale securities	—	—	(136,826)
Change in fair value (*)	169	(6,907)	—
Balance at December 31, 2023	$22,970	$16,520	$—
Net income attributable to redeemable non-controlling interests	—	1,215	—
Dividends paid to redeemable non-controlling interests	—	(1,799)	—
Distribution	(2,146)	—	—
Purchase of ownership interest in Reach Media	—	(7,603)	—
Change in fair value (*)	(10,398)	(345)	—
Balance at December 31, 2024	$10,426	$7,988	$—
(*) Amount of total income (losses) for the period included in earnings attributable to the change in unrealized (gains) losses relating to assets and liabilities still held at the reporting date.
(1) On March 8, 2023, Radio One Entertainment Holdings, LLC (“ROEH”), a wholly owned subsidiary of the Company, issued a put notice (the “Put Notice”) with respect to one hundred percent (100%) of its interest (the “Put Interest”) in MGMNH. On April 21, 2023, ROEH closed on the sale of the Put Interest and the Company received approximately $136.8 million in proceeds from the sale of the available-for-sale debt security and recognized a pre-tax gain of $96.8 million, which is included in other income, net on the consolidated statements of operations. The cost of the available for sale security sold was determined using the specific identification method.
Changes in the fair value of the Employment Agreement Award were recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the years ended December 31, 2024 and 2023. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the consolidated balance sheets.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			As of December 31, 2024	As of December 31, 2023

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Employment Agreement Award	Discounted cash flow	Discount rate	11.5%	10.0%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	27.0% - 34.4%	35.0% - 42.3%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(12.2)% - 1.9%	(2.1)% - 2.5%
Employment Agreement Award	Market Approach	Average recurring EBITDA multiple	4.5x	6.3x - 6.5x
Redeemable non-controlling interests	Discounted cash flow	Discount rate	20.5%	12.5%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range	30.9% - 34.0%	24.5% - 31.9%
Redeemable non-controlling interests	Discounted cash flow	Revenue growth rate range	(5.1)% - 19.7%	1.2% - 16.5%
Redeemable non-controlling interests	Market Approach	Exit multiple	4.0x	4.0x
Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements.
Changes in fair value measurements, if significant, may affect the Company’s performance of cash flows.
Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, radio broadcasting licenses, the TV One Trade Name and other intangible assets, net, which are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value.
As of December 31, 2024, the total recorded carrying values of goodwill was approximately $196.4 million, respectively. For the year ended December 31, 2024, the Company recorded impairment charges of approximately $20.2 million associated with the TV One reporting unit. See Note 13 – Goodwill And Other Intangible Assets of the Company's consolidated financial statements for further discussion.
As of December 31, 2024, the total recorded carrying values of radio broadcasting licenses were approximately $257.8 million, respectively. For the year ended December 31, 2024, the Company recorded impairment charges of approximately $118.5 million associated with certain radio broadcasting licenses. See Note 13 – Goodwill And Other Intangible Assets of the Company's consolidated financial statements for further discussion.
As of December 31, 2024, the total recorded carrying value of the TV One Trade Name was approximately $26.6 million. For the year ended December 31, 2024, the Company recognized an impairment loss of approximately $13.1 million associated with the TV One Trade Name, which is included in impairment of goodwill and intangible assets, on the consolidated statement of operations. See Note 13 – Goodwill And Other Intangible Assets of the Company's consolidated financial statements for further discussion.

7. INVESTMENTS
RVA Entertainment Holding
In 2021, the Company and Peninsula Pacific Entertainment (succeeded by Churchill Downs Incorporated (“CDI”) on November 1, 2022) formed a joint venture, RVAEH, to develop and operate a casino resort in Richmond. The carrying value of the investment was $0.0 million as of December 31, 2023. The Company made a final $0.6 million contribution in February 2024. As of February 15, 2024, the Company and CDI terminated the 50/50 joint venture that sought to develop a casino resort in the City of Richmond.
8. CONTENT ASSETS, NET
The net cost of content assets is as follows:

	As of December 31,
	2024	2023

	(in thousands)
Licensed Content, net
Acquired	$25,389	$16,405
Produced Content, net
Completed	86,367	84,065
In production	11,798	11,487
In development and pre-production	175	239
Content assets, net	123,729	112,196
Less: current portion	(36,861)	(29,748)
Noncurrent portion	$86,868	$82,448
Amortization of content assets is recorded in the consolidated statements of operations as programming and technical expenses. Content amortization for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Content amortization - acquired	$14,376	$17,540
Content amortization - produced	31,921	32,558
Total content amortization	$46,297	$50,098
Future estimated content amortization expense as of December 31, 2024, for years 2025 through 2027 is as follows:

	Produced	Acquired	Total
	(in thousands)
2025	$23,135	$13,726	$36,861
2026	19,538	9,124	28,662
2027	17,126	2,386	19,513
Future estimated content amortization expense is not included for in-production or in-development content assets in the table above.

Future minimum content payments required under agreements entered into as of December 31, 2024, are as follows:

(in thousands)
2025	$14,233
2026	4,735
2027	1,285
9. RELATED PARTY TRANSACTIONS
Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual fund-raising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise, and that Reach Media will be reimbursed its expenditures and receive a fee based on performance. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The Foundation owed Reach Media approximately $1.0 million and $1.0 million as of December 31, 2024 and 2023, respectively.
The Fantastic Voyage was operated in May 2024 and May 2023. For the year ended December 31, 2024, the revenues, expenses, and operating income were approximately $9.5 million, $8.2 million, and $1.3 million, respectively, compared to the year ended December 31, 2023 for which they were approximately $9.7 million, $8.0 million, and $1.8 million, respectively.
Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of December 31, 2024 and 2023.
Effective August 12, 2024, Reach Media and the Foundation entered into a new agreement regarding the Fantastic Voyage (the “FV Revised Agreement”). Cruises beginning with Fantastic Voyage 2025 will operate under the FV Revised Agreement, which provides distribution of net operating income in the following order until the funds are depleted: up to $0.3 million to the Foundation, up to a $2.0 million performance fee to Reach, with any remaining net operating split between the Foundation and Reach at 10.0% and 90.0%, respectively. Regardless of the net operating income, the Foundation is guaranteed a distribution of at least $0.3 million. The FV Revised Agreement provides that Reach Media shall have the right, but not the obligation, to renew the agreement for another year, provided that it notifies the Foundation within ninety (90) days of the conclusion of the prior cruise. The Fantastic Voyage 2024 cruise continued to be accounted for under the existing agreement.
Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., was a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. As of December 31, 2023, the Company owed BMI approximately $0.3 million. On February 8, 2024, the sale of BMI to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of approximately $0.8 million. Due to the sale of BMI, Alfred Liggins is no longer a member of the BMI Board of Directors. The Company incurred expenses of approximately $0.8 million and $3.2 million with BMI during the years ended December 31, 2024 and 2023, respectively.

10. LEASES
The following table sets forth the components of lease expense and the weighted-average remaining lease term and the weighted-average discount rate for the Company’s leases:

	Years Ended December 31,
	2024	2023

	(in thousands)
Fixed operating lease cost	$14,564	$12,738
Variable lease cost	94	127
Total lease cost	$14,658	$12,865

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,856	$13,761

Weighted-average lease term - operating leases	7.05 years	5.94 years
Weighted-average discount rate - operating leases	12.96%	11.66%
The following table sets forth how the Company allocates operating lease costs on the Company's consolidated statements of operations:

	Years Ended December 31,
	2024	2023
	(in thousands)
Operating lease costs:
Programming and technical	$7,649	$6,768
Selling, general and administrative	5,454	4,650
Corporate selling, general and administrative	1,555	1,447
Total operating lease cost	$14,658	$12,865
As of December 31, 2024, maturities of lease liabilities were as follows:

For the Year Ended December 31,	(in thousands)
2025	$9,464
2026	7,022
2027	6,143
2028	5,174
2029	4,697
Thereafter	19,361
Total future lease payments	51,861
Less: imputed interest	(20,060)
Total lease liabilities	$31,801

11. ACQUISITIONS AND DISPOSITIONS
On April 11, 2023, the Company entered into a definitive asset purchase agreement with Cox Media Group (“CMG”) to purchase CMG's Houston radio cluster ("the CMG Acquisition"). Under the terms of the agreement, the Company agreed to acquire 93Q Country KKBQ-FM, classic rock station The Eagle 106.9 & 107.5 KHPT-FM and KGLK-FM, and Country Legends 97.1 KTHT-FM. The transaction price was approximately $27.5 million. The acquisition was completed on August 1, 2023.
As part of the Federal Communication Commission (“FCC”) approval of and the closing conditions of the CMG Acquisition, the Company was required to divest KTHT-FM and KROI-FM. On June 7, 2023, the Company entered into a definitive asset purchase agreement with Educational Media Foundation (“EMF”) to sell KTHT-FM, and all its assets, for approximately $3.1 million (“the KTHT Divestiture”). Immediately prior to the closing of the CMG Acquisition on August 1, 2023, the KTHT-FM assets were transferred directly into an irrevocable trust until sale to EMF was finalized. On November 1, 2023, after the approval by the FCC, the KTHT Divestiture was completed.
The Company accounted for the CMG Acquisition as an acquisition of assets and, as such, allocated the purchase price, including transaction costs directly related to the asset acquisition, to the assets acquired and liabilities assumed based on their relative fair values with no goodwill recognized. The Company’s allocation of the purchase price to the assets acquired in the CMG Acquisition, exclusive of those amounts allocated to KTHT-FM, consisted of approximately $23.4 million to radio broadcasting licenses, $0.3 million to towers and antennas, $0.5 million to transmitters, $0.1 million to studios, $0.1 million to fixed assets.
To determine the fair value of the FCC licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the FCC license).
In anticipation of the FCC divestiture requirement and the CMG Acquisition, the Company agreed to sell its KROI-FM radio broadcasting license along with the associated station assets from the Radio Market reporting unit to an unrelated third party for approximately $7.5 million. At the time of closing of the CMG Acquisition, the identified assets and liabilities of KROI-FM had a combined carrying value of approximately $9.9 million and $2.4 million, respectively. The major category of the assets included radio broadcasting licenses in the amount of approximately $7.3 million (net of approximately $16.8 million in impairment of goodwill and intangible assets, on the consolidated statement of operations for the year ended December 31, 2023). On August 1, 2023, immediately prior to the closing of the CMG Acquisition, the identified assets and liabilities were transferred to the irrevocable trust and removed from the Company’s consolidated balance sheets as part of customary closing terms. The transaction closed on December 20, 2024.
On September 18, 2024, the Company entered into an amended and restated time brokerage agreement (“TBA”) with La Mega Media, Inc. and Lazo Media, LLC (collectively “La Mega”). Pursuant to the TBA, on November 1, 2024, the Company began to broadcast programs produced, owned, or acquired by the Company on La Mega’s Columbus, Ohio radio station, WVKO-FM. Under the TBA, the Company pays a monthly fee as well as certain operating costs of WVKO-FM, and, in exchange, the Company retains all revenues from the sale of the advertising within the programming the Company provides. The term of the TBA is through October 31, 2027 and the Company has an option to acquire the station exercisable through December 31, 2026. The Company accounted for the LaMega transaction as an asset acquisition and allocated the transaction price of approximately $0.8 million to the assets acquired based on their relative fair values with no goodwill recognized. The Company’s allocation of the purchase price to the assets acquired consisted of approximately $0.7 million in FCC licenses and approximately $0.1 million in fixed assets. As of December 31, 2024, the Company has an outstanding obligation of approximately $0.6 million related to this acquisition.

12. PROPERTY AND EQUIPMENT
Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consist of the following:

	As of December 31,		Estimated Useful Lives
	2024	2023

	(in thousands)
Land and improvements	$3,592	$3,375	—
Buildings	3,247	3,243	31 years
Transmitters and tower equipment	17,777	17,212	7‑31 years
Equipment	11,513	10,204	3‑7 years
Furniture and fixtures	1,197	897	6 years
Software and web development	7,468	5,629	3 years
Leasehold improvements	8,243	9,841	Lesser of useful life or lease term
Construction-in-progress	760	14	—
	53,797	50,415
Less: accumulated depreciation	(25,975)	(21,754)
Property and equipment, net	$27,822	$28,661
Depreciation expense for the years ended December 31, 2024, and 2023 was approximately $7.5 million and $6.0 million, respectively. Repairs and maintenance costs are expensed as incurred.
13. GOODWILL AND OTHER INTANGIBLE ASSETS
Impairment Assessment
In accordance with ASC 350, "Intangibles – Goodwill and Other", (“ASC 350”), the Company does not amortize its radio broadcasting licenses, TV One Trade Name or goodwill. Instead, the Company performs a test for impairment annually across all reporting units, TV One Trade Name and radio broadcasting licenses, or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. For goodwill, the Company’s individual radio markets within the Radio Market reporting unit and each of the other three business segments represent a reporting unit. Other intangible assets, except for unamortized trade names, continue to be amortized on a straight-line basis over their useful lives. The Company evaluates amortizable intangible assets for recoverability when circumstances indicate impairment may have occurred, using an undiscounted cash flow methodology. If the future undiscounted cash flows for the intangible asset are less than net book value, then the net book value is reduced to the estimated fair value.
The Company performs an annual impairment assessment as of October 1 of each year. The Company identified interim triggering events which led to performing interim impairment assessments during the year, including the most recent qualitative interim testing performed as of December 31, 2024.
Radio Broadcasting Licenses
The Company’s total radio broadcasting licenses carrying value is approximately $257.8 million as of December 31, 2024.

The table below presents the changes in the Company’s radio broadcasting licenses during 2024 and 2023:

Total
(in thousands)
Balance at January 1, 2023	$488,419
Acquisitions	23,431
Disposals	(7,276)
Impairment charges	(129,278)
Balance at December 31, 2023	$375,296
Acquisitions(a)	955
Disposals	—
Impairment charges	(118,492)
Balance at December 31, 2024	$257,759
(a) Measurement period adjustment related to the CMG Acquisition and addition from the La Mega transaction as defined in Note 11 - Acquisitions And Dispositions of the Company's consolidated financial statements.
For the years ended December 31, 2024 and 2023, the Company recorded impairment losses against radio broadcasting licenses, of approximately $118.5 million and $129.3 million, respectively, which are included within the impairment of goodwill and intangible assets in the consolidated statements of operations.
The Company’s licenses expire at various dates beginning October 1, 2027 through August 1, 2030. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years. The FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, the Company’s licenses have been renewed for a full eight-year terms without any conditions or sanctions; however, there can be no assurance that the licenses of each of the Company’s stations will be renewed for a full term without conditions or sanctions.
During the three months ended June 30, 2024, the Company performed an interim quantitative impairment assessment for radio broadcasting licenses in all radio markets and recognized an impairment loss of approximately $80.8 million associated with radio broadcasting licenses in nine radio markets. The primary factor leading to the impairments was a decline in the projected gross market revenues.
During the three months ended September 30, 2024, the Company performed an interim quantitative impairment assessment for radio broadcasting licenses in all radio markets and recognized an impairment loss of approximately $37.7 million associated with radio broadcasting licenses in nine radio markets. The primary factor leading to the impairments was a decline in the projected gross market revenues and an increase in the discount rate.
As of October 1, 2024, the Company performed a quantitative assessment for broadcasting licenses in all radio markets as part of the annual impairment assessment to determine if any impairment occurred. The Company concluded no other impairment was present.
When evaluating the Company’s radio broadcasting licenses for impairment, the assessment is done at the accounting unit level. In the Company’s case, each unit of accounting is a cluster of radio stations in one of the Company’s geographical markets. To determine the fair value of the radio broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). Over time, it is assumed the operation acquires other assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market.
The Company’s methodology for valuing radio broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach for estimating the radio broadcasting license fair values for the annual impairment assessment performed and interim impairment assessment where an impairment charge was recorded as a result of quantitative assessments since January 1, 2023.

Radio Broadcasting Licenses	September 30, 2024***	June 30, 2024 (*)	December 31, 2023	September 30, 2023***	June 30, 2023 (a)	March 31, 2023
Impairment charge (in millions)	$37.7	$80.8	$5.0	$85.4	$22.1	$16.8
Discount rate	10.5%	10.0%	9.5% – 10.0%	10.0%	9.5%	(**)
Revenue growth rate range	(4.0) % – 0.3%	(3.2) % – 0.2%	(2.3) % – 0.8%	(1.7) % – 0.0%	0.3% – 1.4%	(**)
Terminal growth rate range	(0.5)%	(0.5)%	(0.5)%	(0.5)%	0.3% – 0.8%	(**)
Mature market share range	1.1% – 30.5%	1.0% – 28.5%	5.2% – 30.0%	5.3% – 29.5%	0.9% – 28.8%	(**)
Operating profit range	1.3% – 30.0%	2.5% – 30.0%	17.0% – 31.9%	17.0% – 33.5%	18.8% – 34.6%	(**)
(*) Key assumptions presented on the table for these periods relate to certain markets that were quantitatively assessed as part of the interim impairment assessments.
(**) As fair value is based on estimated asset sale consideration, key assumptions under the income approach are not applicable.
(***) Annual impairment testing assumptions were consistent with the interim impairment testing.
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
As of December 31, 2024, the Company performed an interim qualitative impairment assessment for radio broadcasting licenses in all radio markets reporting units. Based on the impairment assessment performed, no goodwill impairment losses were recognized for the three months ended December 31, 2024. The Company believes the assumptions and analysis are reasonable, which considers the inherent uncertainty in how the current economic environment may impact our future cash flows. However, if there were an adverse change to the facts and circumstances, then an impairment charge may be necessary in the future.
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
As of October 1, 2024, the Company performed a quantitative assessment for TV One Trade Name as part of the annual impairment assessment to determine if any impairment occurred. The Company concluded no other impairment was present.
As of December 31, 2024, the Company noted a continued decline in revenues in the Cable Television segment, indicating that it was more likely than not that its TV One Trade Name was impaired. Therefore, the Company performed a quantitative impairment assessment for the trade name for TV One to determine whether it was impaired.
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

Based on the fourth quarter quantitative analysis, the Company recognized an impairment loss of approximately $4.0 million associated with the TV One Trade Name within the Cable Television segment, included in impairment of goodwill and intangible assets, on the consolidated statement of operations during the year ended December 31, 2024. For the year ended December 31, 2023, there was no impairment associated with the TV One Trade Name within the Cable Television segment.
The following table presents the changes in the Company’s trade name carrying value during the year ended December 31, 2024.

TV One Trade Name

(in thousands)
As of December 31, 2023
Gross trade name	$39,690
Impairments	—
Net trade name at December 31, 2023	$39,690
Additions	—
Impairments	(13,089)
Net trade name at December 31, 2024(a)	$26,601
(a) TV One Trade Name is included within Other Intangible Assets, net as seen below.
Below are the key assumptions used in the relief from royalty approach model for estimating the fair value of the trade name for the TV One in the most recent interim impairment assessment performed as of December 31, 2024.

December 31, 2024
Discount rate	11.5%
Revenue growth rate range	(12.2)% - 1.9%
Terminal growth rate	(1.5)%
Royalty payments avoided	2.5%
Cumulative probability of continued use	100%

Goodwill
The Company’s total goodwill carrying value is approximately $196.4 million as of December 31, 2024. The table below presents the changes in the Company’s goodwill carrying values for its four reporting units during 2024 and 2023:

	Radio Broadcasting	Reach Media	iOne	TV One	Total

	(in thousands)
As of December 31, 2022
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	—	(161,447)
Net goodwill at December 31, 2022	$29,979	$14,354	$7,222	$165,044	$216,599

Additions	—	—	—	—	—
Impairments	—	—	—	—	—

As of December 31, 2023
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	—	(161,447)
Net goodwill at December 31, 2023	$29,979	$14,354	$7,222	$165,044	$216,599

Additions	—	—	—	—	—
Impairments	—	—	—	(20,174)	(20,174)

As of December 31, 2024
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	(20,174)	(181,621)
Net goodwill at December 31, 2024	$29,979	$14,354	$7,222	$144,870	$196,425
As of June 30, 2024, the Company performed a qualitative impairment assessment for goodwill at four reporting units because of a decline in operating cash flows. Based on the impairment assessment performed, the Company determined that the fair value of the Company's reporting units were more likely than not to be greater than its carrying value, thus no goodwill impairment losses were recognized for the period ended June 30, 2024.
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
The Company performed an annual impairment assessment as of October 1, 2024 for all reporting units. Based on the impairment assessment performed, no goodwill impairment losses were recognized.
As of December 31, 2024, the Company performed an interim qualitative impairment assessment for the Radio Broadcasting reporting unit and a quantitative assessment for all other segments as of December 31, 2024 to determine whether they were impaired. The key assumptions used in the discounted cash flow analysis for goodwill include revenue and projected revenue growth rates by market, operating profit margins, terminal growth rate, and discount rate. Based on the assessments, the Company recorded an impairment loss in goodwill of approximately $20.2 million associated with the TV One reporting unit for the year ended December 31, 2024 and had no impairment in goodwill for the year ended December 31, 2023. See Note 6 – Fair Value Measurements of the Company's consolidated financial statements key inputs in the TV One reporting unit.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses
Other intangible assets, excluding goodwill, radio broadcasting licenses and the TV One Trade Name, are amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of December 31,						Period of Amortization	Remaining Weighted- Average Period of Amortization
	2024			2023

	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intellectual property	6,503	(6,503)	—	6,503	(6,503)	—	4‑10 Years	0.0 Years
Advertiser agreements	47,687	(47,687)	—	47,687	(47,687)	—	1‑12 Years	0.0 Years
Brand names	4,161	(3,803)	358	4,159	(3,637)	522	10 Years	3.1 Years
Trade Name - unamortized	26,600	—	26,600	39,690	—	39,690	Indefinite	—
Launch assets, net of current portion	22,798	(19,071)	3,727	22,798	(14,091)	8,707	Contract length	2.2 Years
Other	302	(127)	175	302	(117)	185	1‑15 Years	5.4 Years
Total other intangible assets	$108,051	$(77,191)	$30,860	$121,139	$(72,035)	$49,104
Amortization expense of intangible assets for each of the years ended December 31, 2024 and 2023 was approximately $0.2 million and $1.1 million, respectively. The table above excludes launch asset amortization as it is recorded as a reduction to revenue. Actual amortization expenses may vary as a result of future acquisitions and dispositions.

14. OTHER CURRENT LIABILITIES AND OTHER LONG-TERM LIABILITIES
Other current liabilities and other long-term liabilities consist of the following:

	As of December 31,
	2024	2023

	(in thousands)
Other current liabilities
Customer advances and unearned income	$2,200	$4,851
Unearned event income	1,152	4,864
Professional fee accrual	3,781	1,658
Operating expense accruals	2,512	5,090
Accrued unvested stock compensation	336	4,650
Employment agreement award	3,044	3,685
Launch liability	1,750	1,750
Deferred barter revenue	1,688	1,848
Other	3,923	1,656
Total other current liabilities	$20,386	$30,052

Other long-term liabilities
Employee agreement award	7,382	19,285
Launch liability	1,750	3,500
Other	3,656	2,210
Total long-term liabilities	$12,788	$24,995
15. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31, 2024	December 31, 2023

	(in thousands)
7.375% Senior Secured Notes due February 2028	$584,575	$725,000
Less: issuance discount and issuance costs	5,506	8,754
Long-term debt, net	$579,069	$716,246
2028 Senior Secured Notes
In January 2021, the Company issued the notes (the “2028 Notes”) at an issue price of 100% in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028 and interest on the 2028 Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 7.375% per annum.

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
The deferred financing costs included in interest expense for all instruments, for the years ended December 31, 2024 and 2023, were approximately $1.9 million and $2.1 million, respectively. The Company’s effective interest rate was 7.85% for 2024 and 7.62% for 2023.
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
On December 6, 2022, the Board of Directors authorized and approved a note repurchase program for up to $25.0 million of the currently outstanding 2028 Notes (the "Q4 2022 Notes Repurchase Authorization"). During the year ended December 31, 2023, the Company repurchased approximately $25.0 million of its 2028 Notes at an average price of approximately 89.1% of par. The Company recorded a net gain on retirement of debt of approximately $2.4 million for the year ended December 31, 2023. The repurchase activity during the year ended December 31, 2023, exhausted the Q4 2022 Notes Repurchase Authorization
During the fourth quarter of 2023, the Board of Directors authorized and approved a subsequent note repurchase program for up to $75.0 million of the currently outstanding 2028 Notes (the "Q4 2023 Notes Repurchase Authorization"). During the second quarter of 2024, the Board of Directors authorized and approved a further note repurchase program for up to $75.0 million of the currently outstanding 2028 Notes (the "June 2024 Authorization").
During the year ended December 31, 2024, the Company repurchased approximately $140.4 million of its 2028 Notes at an average price of approximately 82.3% of par. The Company recorded a net gain on retirement of debt of approximately $23.3 million during the year ended December 31, 2024. Giving effect to these repurchases and prior activity under the authorization, the Company exhausted the Q4 2023 Notes Repurchase Authorization and has approximately $9.6 million remaining under the June 2024 Authorization.
At December 31, 2024 and 2023, the fair value of the 2028 Notes was approximately $341.5 million and $616.3 million, respectively. The fair values of the 2028 Notes, classified as a Level 2 instrument, were determined based on the trading values of this instrument in an inactive market as of the reporting date.
Asset-Backed Credit Facilities
On February 19, 2021, the Company closed on its asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of each December 31, 2024 and 2023, there was no balance outstanding on the Current ABL Facility.

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
Advances under the Current ABL Facility are limited to (a) eighty-five percent (85%) of the amount of Eligible Accounts (as defined in the Current ABL Facility), less the amount, if any, of the Dilution Reserve (as defined in the Current ABL Facility), minus (b) the sum of (i) the Bank Product Reserve (as defined in the Current ABL Facility), plus (ii) the AP and Deferred Revenue Reserve (as defined in the Current ABL Facility), plus (iii) without duplication, the aggregate amount of all other reserves, if any, established by the Administrative Agent.
All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company is in compliance with its covenant as of December 31, 2024.
Additionally, under the Waiver and Amendment, the Current ABL Facility was amended to provide that from and after the date thereof, any request for a new London Interbank Offer Rate, ("LIBOR Loan") (as defined in the Current ABL Facility), for a continuation of an existing LIBOR Loan (as defined in the Current ABL Facility) or for a conversion of a Loan to a LIBOR Loan (as defined in the Current ABL Facility) shall be deemed to be a request for a loan bearing interest at Term Secured Overnight Financing Rate Data, ("SOFR") (as defined in the Amended Current ABL Facility) (the “SOFR Interest Rate Change”). As the Company was undrawn under the Current ABL Facility as of the date of the Waiver and Amendment, the SOFR Interest Rate Change would only bear upon future borrowings by the Company such that they bear an interest rate relating to the secured overnight financing rate. These provisions of the Waiver and Amendment are intended to transition loans under the Current ABL Facility to the new secured overnight financing rate as the benchmark rate.
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

Future Minimum Principal Payments
Future scheduled minimum principal payments of debt as of December 31, 2024, were as follows:

2028 Notes
(in thousands)
2025	$—
2026	—
2027	—
2028	584,575
2029	—
2030 and thereafter	—
Total debt	$584,575
Letter of Credit Facility
In the first quarter of 2024, the Company closed its letter of credit reimbursement and security agreement with capacity of up to $1.2 million and received a $1.2 million deposit held with the counterparty in connection with the agreement.
16. INCOME TAXES
A reconciliation of the statutory federal income taxes to the recorded provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2024	2023

	(in thousands)
Statutory federal tax expense	$(19,742)	$2,627
Effect of state taxes, net of federal benefit	(6,849)	1,134
Effect of state rate and tax law changes	(419)	79
Non-deductible officer’s compensation	645	1,738
Non-deductible employment agreement award	(2,184)	—
Interest carryforward adjustment	—	771
Change in valuation allowance	32,369	1,443
Internal revenue code ("IRC") Section 382 adjustments	762	(404)
Net operating loss ("NOL") expirations	100	203
Uncertain tax positions	3,745	(77)
Return to provision adjustments	704	223
Other	628	207
Provision for income taxes	$9,759	$7,944
The statutory federal tax rate used for the years ended December 31, 2024 and 2023 is 21.0%. Major components of the effective tax rate for the years ended December 31, 2024 and 2023 are related to change in valuation allowance, non-deductible employment awards, limitation of officer's compensation under IRC Section 162(m), uncertain tax positions, and state income taxes.

The components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2024	2023

	(in thousands)
Federal:
Deferred	5,244	3,952
State:
Current	1,391	2,796
Deferred	3,124	1,196
Provision for income taxes	$9,759	$7,944
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

	As of December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,091	$2,084
Accruals	2,908	3,245
Stock-based compensation	876	615
Net operating loss carryforwards	45,017	57,030
Lease liabilities	7,699	8,084
Interest expense carryforward	28,672	21,977
Other assets	1,027	708
Total deferred tax assets	87,290	93,743
Valuation allowance for deferred tax assets	(33,842)	(1,473)
Total deferred tax asset, net of valuation allowance	53,448	92,270

Deferred tax liabilities:
Intangible assets	(73,004)	(103,349)
Fixed assets	(1,037)	(873)
Right of use assets	(7,518)	(7,748)
Partnership interests	(290)	(283)
Deferred financing costs	(451)	(734)
Other liabilities	(453)	(221)
Total deferred tax liabilities	(82,753)	(113,208)
Deferred tax liabilities, net	$(29,305)	$(20,938)

As of December 31, 2024, the Company had pre-tax federal and state NOL carryforward amounts of approximately $332.0 million and $248.6 million, respectively. Certain of the federal and state NOLs are subject to annual limitations under Internal Revenue Code Section 382. Additionally, the amount of the state NOLs may change if future apportionment factors differ from current factors. The Company continues to assess potential tax strategies, which if successful, may reduce the impact of the annual limitations and potentially recover NOLs that otherwise would expire before being applied to reduce future income tax liabilities. If successful, the Company may be able to recover additional federal and state NOLs in future periods, which could be material. If the Company concludes that it is more likely than not that the Company will be able to realize additional federal and state NOLs, the tax benefit could materially impact future quarterly and annual periods. However, if these potential tax strategies do not meet the more likely than not threshold, the Company may claim these additional NOLs as unrecognized tax benefits. The federal NOLs expire in various years from 2026 to 2035. The state NOLs expire in various years from 2025 through 2044, and certain of our state NOLs may be carried forward indefinitely.
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
The Company considered all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance for deferred tax assets was necessary. The Company reached the conclusion it was appropriate to record a valuation allowance against a portion of its federal deferred tax assets based on the available evidence. During the year ended December 31, 2024, the Company recorded an additional $32.3 million of valuation allowances against its deferred tax assets. The increase in valuation allowance relates to non-deductible interest expense and state operating loss carryforwards.
As of December 31, 2024, the gross deferred tax assets of approximately $87.3 million were primarily the result of federal and state net operating losses and the IRC Section 163(j) interest expense carryforward. Valuation allowances of $33.8 million and $1.5 million were recorded against the Company’s gross deferred tax asset balance as of December 31, 2024 and 2023, respectively, and is primarily related to interest expense carryforward which are not more likely than not to be realized, and state jurisdictions where it is not more likely than not the deferred tax assets will be realized.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023

	(in thousands)

Balance as of January 1	$575	$654
Additions for tax positions related to prior years	4,367	—
Deductions for tax positions as a result of the lapse of applicable statutes of limitation	(53)	(79)
Balance as of December 31	$4,889	$575
At December 31, 2024 and 2023, there are $4.1 million and $0.5 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. It is reasonably possible that further adjustments to our unrecognized tax benefits may be made within the next twelve months due to audit settlements and regulatory interpretations of existing tax laws. The Company believes that it is reasonably possible that a decrease of up to $1.5 million of unrecognized tax benefits related to federal and state tax exposures may be necessary within the coming year. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. There is no material amount of interest and penalties recognized in the statement of operations and the consolidated balance sheets for the year ended December 31, 2024.
The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2021 through 2024. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2020 through 2024.

17. STOCKHOLDERS EQUITY
Common Stock
The Company has four classes of common stock, Class A, Class B, Class C and Class D. Generally, the shares of each class are identical in all respects and entitle the holders thereof to the same rights and privileges. However, with respect to voting rights, each share of Class A common stock entitles its holder to one vote and each share of Class B common stock entitles its holder to ten votes. The holders of Class C and Class D common stock are not entitled to vote on any matter. The holders of Class A common stock can convert such shares into shares of Class C or Class D common stock. Subject to certain limitations, the holders of Class B common stock can convert such shares into shares of Class A common stock. The holders of Class C common stock can convert such shares into shares of Class A common stock. The holders of Class D common stock have no such conversion rights.
Stock Repurchase Program
From time to time, the Board of Directors has authorized, and may continue to authorize, repurchases of shares of the Company’s Class A and Class D common stock. Under the stock repurchase program, the Company intends to repurchase shares through open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Under open authorizations, repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. shares are retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. When in effect, the Company executes upon stock repurchase programs in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.
On March 7, 2022, the Board of Directors authorized and approved a share repurchase program for up to $25.0 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock over a period of 24 months. On December 6, 2022, after the exhaustion of the above program, the Board of Directors authorized and approved a share repurchase program for up to an additional $10.0 million of the currently outstanding shares of the Company’s Class A and/or Class D common stock. During the year ended December 31, 2023, the Company repurchased 824 shares of Class D common stock for approximately $3,000 at an average price of $3.99 per share. The Company did not repurchase any shares of Class A common stock during the year ended December 31, 2023.
On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant (the "Stock Grant Authorization"). During the year ended December 31, 2024, the Company did not repurchase any shares of Class A common stock under the Stock Grant Authorization. During the year ended December 31, 2024 the Company repurchased 184,495 shares of Class D Common Stock for approximately $0.3 million at an average price of $1.42 per share. After giving effect to the above transactions, the repurchase program has approximately $0.2 million remaining shares under the Stock Grant Authorization. During the year ended December 31, 2023, the Company did not repurchase any shares of Class A or Class D common stock under this authorization.
On June 10, 2024, after exhaustion of the earlier programs except the Stock Grant Authorization, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted.
During the year ended December 31, 2024, the Company repurchased 2,850,844 shares of Class A Common Stock for approximately $5.0 million at an average price of $1.77 per share, of which 908,894 shares of Class A were held in treasury stock as of December 31, 2024. During the year ended December 31, 2024 the Company repurchased 1,191,610 shares of Class D Common Stock for approximately $1.4 million at an average price of $1.22 per share. After giving effect to the above transactions, the 2024 Stock Repurchase program has approximately $13.5 million remaining shares under the authorization.
See Note 21 – Subsequent Events of the Company's consolidated financial statements for additional purchases subsequent to December 31, 2024.

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
During the years ended December 31, 2024 and 2023, the Company executed Stock Vest Tax Repurchases of 425,966 shares of Class D Common Stock for approximately $1.4 million at an average price of $3.20 per share and 312,448 shares of Class D Common Stock for approximately $1.6 million at an average price of $5.21 per share, respectively.
Stock Option and Restricted Stock Grant Plan
The 2019 Equity and Performance Incentive Plan is an equity performance incentive plan for stock options and restricted stock. Both Class A and Class D common stock are available for grant. The Company settles stock options, net of tax, upon exercise by issuing stock.
On October 1, 2024, the Company held its 2024 Annual Stockholder's meeting. At that meeting, the stockholders approved a second amendment and restatement (the "2024 Second Incentive Plan Amendment and Restatement") of the Urban One 2019 Equity and Performance Incentive Plan (the "2019 Plan") to (i) correct a typographical error with respect to the duration of options and (ii) increase the number of Class A and Class D shares available for issuance. The 2024 Second Incentive Plan Amendment and Restatement was approved and, as a result, 750,000 shares of Class A common stock and 7,000,000 shares of Class D common stock were added to the 2019 Plan. The total number of shares authorized for issuance under the 2019 Incentive Plan, giving effect to its original authorization of 5,500,000 Class D shares, the first amendment and restatement in 2021 with its 2,000,000 Class A shares and 5,519,575 Class D shares and the 2024 Second Incentive Plan Amendment and Restatement is (i) 750,000 shares of the Company's Class A common stock and (ii) 18,019,575 shares of the Company's Class D common stock. Immediately after given effect to the 2024 Second Incentive Plan Amendment and Restatement 2,000,000 shares of the Company's Class A common stock are ungranted and in reserve and (ii) 7,000,000 shares of the Company's Class D common stock were ungranted and in reserve. As of December 31, 2024, the Company had 7,783,887 shares available to grant under the 2024 Second Incentive Plan Amendment and Restatement.
Pursuant to the terms of the Company’s stock plan and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market or repurchased by the Company for tax purposes on or about the vesting dates.
The requisite service period or vesting period for stock options and restricted stock awards is generally one year. Stock option grants generally expire ten years from the grant date.
Stock-based compensation expense for the years ended December 31, 2024 and 2023 was approximately $5.7 million and $10.0 million. Tax expense from stock-based compensation for the year ended December 31, 2024 was approximately $0.8 million. Tax benefit from stock-based compensation for the year ended December 31, 2023, was approximately $0.3 million.
The per share weighted-average fair value of options for Class D shares granted during the years ended December 31, 2024 and 2023, was $1.33 and $2.80, respectively.
These fair values were derived using the Black-Scholes model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2024	2023

Average risk-free interest rate	3.75%	4.18%
Expected dividend yield	—%	—%
Expected term	4.48 years	5.59 years
Expected volatility	77.82%	53.14%

Transactions and other information relating to stock options of Class D common stock for the years ended December 31, 2024 and 2023 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	4,594,734	$2.59	5.72	$5,871,492
Grants	649,453	5.20	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	(20,051)	4.75	—	—
Outstanding at December 31, 2023	5,224,136	$2.90	5.28	$5,021,952
Grants	1,428,044	2.38	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired/settled	(1,215,465)	2.63	—	—
Outstanding at December 31, 2024	5,436,715	$2.83	6.44	$—
Vested and expected to vest at December 31, 2024	5,436,715	2.83	6.44	—
Unvested at December 31, 2024	849,443	2.03	9.16	—
Exercisable at December 31, 2024	4,587,272	2.98	5.94	—
(a) The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the period, and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on that day. This amount changes based on the fair market value of the Company’s stock.
As of December 31, 2024, approximately $0.3 million of total unrecognized compensation cost related to Class D stock options is expected to be recognized over a weighted-average period of 6 months.

Activity relating to grants of restricted shares of Class D common stock for the years ended December 31, 2024 and 2023 are summarized below:

	Shares	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2022	434,264	$4.27
Grants	895,520	5.17
Vested	(1,001,667)	4.92
Forfeited/cancelled/expired	(15,000)	4.12
Unvested at December 31, 2023	313,117	$4.77
Grants	1,899,374	2.63
Vested	(1,298,662)	3.69
Forfeited/cancelled/expired	(64,966)	1.23
Unvested at December 31, 2024	848,863	$1.90
The Company did not grant any restricted shares of Class A common stock during the years ended December 31, 2024 and 2023. There were no shares that vested or cancelled during the years ended December 31, 2024 and 2023. There were 750,000 unvested shares of restricted Class A common stock outstanding as of December 31, 2024 and 2023 with a weighted-average fair value at grant date of $5.39. The total unrecognized compensation cost related to awards of restricted Class A common stock is immaterial and is expected to be recognized over a weighted-average period of less than a month.
Restricted stock grants for Class A and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2024, approximately $0.7 million of total unrecognized compensation cost related to awards of restricted Class D common stock is expected to be recognized over a weighted-average period of 8 months.

18. PROFIT SHARING AND EMPLOYEE SAVINGS PLAN
The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its Board of Directors. The Company does not match employee contributions. The Company did not make any contributions to the plan during the years ended December 31, 2024 and 2023.
19. COMMITMENTS AND CONTINGENCIES
Radio Broadcasting Licenses
Each of the Company’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times, beginning in October 2027 through August 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is filed and is pending, as is the case with respect to each of the Company’s stations with licenses that have expired.
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
On November 1, 2024, RMLC announced that it had won a ruling in its rate determination proceedings with SESAC with respect to fees paid by RMLC-represented stations. The determination sets the rates for the period January 1, 2023, through December 31, 2026, and is retroactive in its application. RMLC-Represented Stations that have paid SESAC interim license fees at higher previous rates may receive a true-up adjustment in order to bring rates into conformity with the now-final rates. This ruling did not have a material impact on the Company's operations. The RMLC is currently negotiating with BMI.
Leases and Other Operating Contracts and Agreements
The Company has non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next forty-eight years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. See Note 10 - Leases for future minimum lease commitments.

The Company has other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming-related agreements, and other general operating agreements that expire over the next five years. The amounts the Company is obligated to pay for these agreements are shown below.

Other Operating Contracts and Agreements

(in thousands)
Years ending December 31:
2025	$71,566
2026	20,572
2027	7,242
2028	3,797
2029	849
2030 and thereafter	54
Total	$104,080
Of the total amount of other operating contracts and agreements included in the table above, approximately $68.4 million has not been recorded on the consolidated balance sheets as of December 31, 2024, as it does not meet recognition criteria. Approximately $20.9 million relates to certain commitments for content agreements for the Company’s Cable Television segment, approximately $22.2 million relates to employment agreements, and the remainder relates to other programming, network and operating agreements.
Reach Media Redeemable Non-Controlling Interests
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The non-controlling interest shareholders of Reach Media exercised 50.0% of their Put Right on January 26, 2024. On March 8, 2024, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 90.0% and decreasing the interest of the non-controlling interest shareholders from 20.0% to 10.0%. Reach Media paid the non-controlling interest shareholders approximately $7.6 million for the 10.0% interest. Management, at this time, cannot reasonably determine the period when and if the remainder of the Put Right will be exercised by the non-controlling interest shareholders. Please refer to Note 21 - Subsequent Events of our consolidated financial statements for more details.
Other Contingencies
The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

20. SEGMENT INFORMATION
Reportable segments represent components of a company for which separate financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), which is our President and Chief Executive Officer (CEO), in determining how to allocate resources and assess performance. Our four reportable segments include the following:
(i) Radio Broadcasting consists of all radio broadcast results of operations as well as low powered television operations.
(ii) Reach Media consists of the results of operations for the related activities and operations of the Company’s syndicated radio shows.
(iii) Digital includes the results of the Company’s online business, including the operations of Interactive One, as well as the digital components of the Company’s other reportable segments
(iv) Cable Television includes the results of operations of TV One and CLEO TV.
In addition to the reportable segments above, the Company has a "corporate/eliminations/other” category that includes business activities not directly attributable to a specific reportable segment. These four segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.
In the ordinary course of business, our reportable segments enter into transactions with one another. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues and expenses recognized by the segment that is counterparty to the transaction are eliminated in consolidation and do not affect consolidated results.
This segment structure reflects the financial information and reports used by the Company’s management, specifically its CODM, who is responsible for reviewing segment performance and making decisions regarding resource allocations, performance assessments, as well as our current operating focus. Asset and asset related information are not key measures used by the CODM. The CODM does not regularly receive or review information pertaining to assets by segments or in totality.
The Company evaluates the operating performance of its reportable segments based on financial measures such as segment net revenues and adjusted EBITDA, a non-GAAP measure. Effective in the fourth quarter 2024, The CODM evaluates each segment’s performance based on adjusted EBITDA, guiding strategic decisions to align with company-wide goals, assess the operating results and performance of the segments, identify strategies to improve performance, and allocate resources to each segment. Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. Significant segment expenses provided to the CODM, and included within adjusted EBITDA include programming and technical, sales and marketing, and general and administrative. Prior year information was revised to reflect adjusted EBITDA as the segment profit measure.

Detailed segment data for the years ended December 31, 2024 and 2023 is presented in the following tables:

	Year Ended December 31, 2024
	(in thousands)

	Consolidated	Radio Broadcasting	Reach Media	Cable Television	Digital	Corporate/ Eliminations/ Other

NET REVENUE	$449,674	$165,803	$47,260	$168,199	$70,748	$(2,336)
OPERATING EXPENSES:
Programming and technical	135,235	46,357	14,475	60,610	14,683	(890)
Sales and marketing	130,858	49,521	16,003	31,412	35,695	(1,773)
General and administrative	93,979	30,693	4,148	17,061	2,310	39,767
Other segment income (expenses)	13,861	906	(596)	567	(468)	13,452
Adjusted EBITDA	$103,463	$40,138	$12,038	$59,683	$17,592	$(25,988)

	Year Ended December 31, 2023
	(in thousands)

	Consolidated	Radio Broadcasting	Reach Media	Cable Television	Digital	Corporate/ Eliminations/ Other

NET REVENUE	$477,690	$156,214	$52,888	$196,207	$75,495	$(3,114)
OPERATING EXPENSES:
Programming and technical	136,884	43,705	16,207	62,935	15,490	(1,453)
Sales and marketing	130,240	47,931	17,660	30,539	36,317	(2,207)
General and administrative	95,783	29,967	4,283	15,158	3,708	42,667
Other segment income (expenses)	16,208	1,459	156	1,189	813	12,591
Adjusted EBITDA	$130,991	$36,070	$14,894	$88,764	$20,793	$(29,530)

	Years Ended December 31,
	2024	2023

	(in thousands)
Adjusted EBITDA to net (loss) income from consolidated operations reconciliation
Adjusted EBITDA	$103,463	$130,991
Corporate Development Costs	8,658	12,872
Employment Agreement Award and other compensation	—	169
Severance-related costs	2,712	669
Investment expense from MGM National Harbor	—	(115)
Loss from ceased non-core business initiatives	2,491	2,613
Stock-based compensation	5,716	9,975
Depreciation and amortization	7,716	7,101
Impairment of goodwill and intangible assets	151,755	129,278
Interest and investment income	5,980	6,967
Interest expense	48,571	56,196
Gain on retirement of debt	23,271	2,356
Other income, net	896	96,084
(Loss) income from consolidated operations before provision for income taxes	(94,009)	17,640
Provision for income taxes	9,759	7,944
Net (loss) income from consolidated operations	$(103,768)	$9,696

	Years Ended December 31,
	2024	2023

	(in thousands)
Capital expenditures by segment are as follows:
Radio Broadcasting	$4,994	$7,105
Reach Media	73	119
Digital	1,560	1,172
Cable Television	81	142
All other - corporate/eliminations	611	599
Consolidated (a)	$7,319	$9,137
(a) Consolidated amount includes $0.1 million and $1.5 million for the year ended December 31, 2024 and December 31, 2023 respectively, related to acquisition of property, plant and equipment that is reflected in the Acquisition of broadcasting assets amount of $0.2 million and $27.5 million for the year ended December 31, 2024 and December 31, 2023 respectively, in the Consolidated Statements of Cash Flows.

21. SUBSEQUENT EVENTS
Since January 1, 2025, and through the date of this filing, the Company repurchased approximately $17.0 million of its 2028 Notes at an average price of approximately 62.5% of par.
Since January 1, 2025, and through the date of this filing, the Company repurchased 429,679 shares of Class A common stock for approximately $0.6 million at an average price of $1.49.
Since January 1, 2025, and through the date of this filing, the Company repurchased 410,625 shares of Class D common stock for approximately $0.4 million at an average price of $0.92.

On January 13, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual right to require Reach Media to purchase the remaining portion of their shares at the current fair market value for such shares (the “Put Right”). On February 14, 2025, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to 95.0% and decreasing the interest of the non-controlling interest shareholders from 10.0% to 5.0%. Reach Media paid the non-controlling interest shareholders approximately $3.2 million for the 5.0% interest.

On February 21, 2025, our Board of Directors authorized a reverse stock split across all classes of the Company’s outstanding common stock. The Board's authorization is subject to the approval of the Company's stockholders and, upon approval by the stockholders, the ratio and timing will be determined by the Audit Committee of the Board. The Company currently anticipates submitting the matter for stockholder approval at the Company's annual meeting but also notes that the Company's majority stockholders may act by written consent. In its authorization, the Board reserved the right to abandon the reverse stock split, even if approved by the stockholders, if the Board, in its discretion, determines that the reverse stock split is no longer in the best interests of the Company or its stockholders.

On March 16, 2025, the Company began investigating an incident involving an unauthorized third party who had gained access to the Company’s IT systems on or around February 10, 2025, and exfiltrated certain information from our information technology systems. Upon discovery, we activated our incident response team, comprised of internal personnel and external cybersecurity experts. The investigation of the incident response team and related remediation is ongoing. The Company is actively conducting forensic analysis and reviewing the information accessed to determine the nature and extent of the incident. As of the date of this filing, the incident has not impacted the Company’s operations or ability to conduct business in the ordinary course. Based on the information currently known at this time, the Company does not expect the incident to have a material impact on its business, operations, ability to serve its customers, or financial results. The Company carries insurance, including cyber insurance, commensurate with its size and the nature of its operations. Because of the preliminary nature of the investigation into this incident, we are unable to reasonably estimate the potential costs, including remediation and other expenses related to this incident.

On March 18, 2025, the Company entered into an operating lease for office space with a total minimum lease payment of $7.4 million. This operating lease commenced in the first quarter of 2025 and has a term of eight years, subject to early termination provision.