Form 10-Q
period 2025-03-31
URBAN ONE, INC.
filed 2025-05-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2025
Class A Common Stock, $.001 Par Value	6,498,676
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	34,262,384

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
•increased costs due to tariffs, inflation, or any changes in music royalty fees;
•risks associated with the implementation and execution of our business diversification strategy, including any strategic initiatives;
•risks associated with our investments or potential investment in gaming businesses;
•regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules, enforcing of indecency rules, and any changes in enforcement priorities;
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
•public health crises, epidemics and pandemics and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;
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
•failure to meet the continued listing standards of NASDAQ Stock Market (“NASDAQ”), which could cause our common stock to be delisted, and which could have a material adverse effect on the liquidity and market price of our common stock and expose the Company to litigation; and
•other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”) filed on March 27, 2025.
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

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

NET REVENUE	$92,235	$104,410
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $15 and $7, respectively	30,613	32,666
Selling, general and administrative, including stock-based compensation of $661 and $1,377, respectively	50,766	57,006
Depreciation and amortization	2,315	1,850
Impairment of intangible assets	6,443	—
Total operating expenses	90,137	91,522
Operating income	2,098	12,888
INTEREST AND INVESTMENT INCOME	966	1,998
INTEREST EXPENSE	(10,924)	(12,998)
GAIN ON RETIREMENT OF DEBT	11,587	7,874
OTHER INCOME, NET	192	886
Income from consolidated operations before provision for income taxes	3,919	10,648
PROVISION FOR INCOME TAXES	(15,658)	(2,502)
NET (LOSS) INCOME FROM CONSOLIDATED OPERATIONS	(11,739)	8,146
LOSS FROM UNCONSOLIDATED JOINT VENTURE	—	(411)
NET (LOSS) INCOME	(11,739)	7,735
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3	242
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,742)	$7,493

NET (LOSS) INCOME TO COMMON STOCKHOLDERS (per share)
Basic	$(0.26)	$0.15
Diluted	$(0.26)	$0.15

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	44,421,652	48,385,386
Diluted	44,421,652	49,921,803
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

NET (LOSS) INCOME	$(11,739)	$7,735
OTHER COMPREHENSIVE (LOSS) INCOME	—	—
COMPREHENSIVE (LOSS) INCOME	$(11,739)	$7,735
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	3	242
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,742)	$7,493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,084	$137,090
Restricted cash	484	484
Trade accounts receivable, net of allowance for expected credit losses of $3,839 and $4,553, respectively	94,144	113,847
Prepaid expenses	9,971	8,156
Current portion of content assets	36,538	36,861
Other current assets	7,375	8,941
Total current assets	263,596	305,379
CONTENT ASSETS, NET	85,044	86,868
PROPERTY AND EQUIPMENT, NET	28,649	27,822
GOODWILL	196,425	196,425
RIGHT OF USE ASSETS, NET	30,847	31,055
RADIO BROADCASTING LICENSES	251,316	257,759
OTHER INTANGIBLE ASSETS, NET	26,266	30,860
OTHER ASSETS	8,408	8,622
Total assets	$890,551	$944,790
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,869	$19,945
Accrued interest	6,903	18,028
Accrued compensation and related benefits	8,492	11,899
Reserve for audience deficiency	19,467	22,383
Current portion of content payables	11,914	14,233
Current portion of lease liabilities	6,181	7,428
Other current liabilities	18,211	20,386
Total current liabilities	89,037	114,302
LONG-TERM DEBT, net of original issue discount and issuance costs	551,494	579,069
CONTENT PAYABLES, net of current portion	5,330	6,020
LONG-TERM LEASE LIABILITIES	26,138	24,373
OTHER LONG-TERM LIABILITIES	10,743	12,788
DEFERRED TAX LIABILITIES, NET	44,853	29,305
Total liabilities	727,595	765,857

COMMITMENTS AND CONTINGENCIES (NOTE 14)
REDEEMABLE NON-CONTROLLING INTERESTS	3,718	7,988

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 7,462,335 and 7,911,622 shares issued at March 31, 2025 and December 31, 2024, respectively; 6,553,476 and 7,002,728 shares outstanding at March 31, 2025 and December 31, 2024, respectively	8	8
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at each of March 31, 2025 and December 31, 2024	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 shares issued and outstanding at each of March 31, 2025 and December 31, 2024	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,380,917 and 34,148,922 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	35	35
Treasury stock, at cost — 908,894 shares at each of March 31, 2025 and December 31, 2024	(1,345)	(1,345)
Additional paid-in capital	1,011,042	1,011,007
Accumulated deficit	(850,507)	(838,765)
Total stockholders’ equity	159,238	170,945
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$890,551	$944,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2024	$8	$3	$2	$35	$(1,345)	$1,011,007	$(838,765)	$170,945
Net loss attributable to Urban One	—	—	—	—	—	—	(11,742)	(11,742)
Stock-based compensation expense	—	—	—	—	—	527	—	527
Repurchase of 449,252 shares of Class A common stock	—	—	—	—	—	(666)	—	(666)
Repurchase of 303,622 shares of Class D common stock	—	—	—	—	—	(265)	—	(265)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(66)	—	(66)
Settlement of stock-based compensation liability	—	—	—	—	—	400	—	400
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	105	—	105
BALANCE, as of March 31, 2025	$8	$3	$2	$35	$(1,345)	$1,011,042	$(850,507)	$159,238

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2023	$10	$3	$2	$34	$1,007,387	$(733,371)	$274,065
Net income attributable to Urban One	—	—	—	—	—	7,493	7,493
Stock-based compensation expense	—	—	—	—	1,384	—	1,384
Repurchase of 396,052 shares of Class D common stock	—	—	—	—	(1,386)	—	(1,386)
Settlement of stock-based compensation liability	—	—	—	1	4,649	—	4,650
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	(1,004)	—	(1,004)
BALANCE, as of March 31, 2024	$10	$3	$2	$35	$1,011,030	$(725,878)	$285,202
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,739)	$7,735
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,315	1,850
Amortization of debt financing costs	453	509
Amortization of launch assets	1,245	1,245
Amortization of content assets	9,882	11,444
Deferred income taxes	15,548	2,502
Impairment of intangible assets	6,443	—
Stock-based compensation expense	676	1,384
Gain on retirement of debt	(11,587)	(7,874)
Non-cash fair value adjustment of Employment Agreement Award	637	(23)
Other	(196)	(1,016)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	19,987	10,020
Prepaid expenses and other current assets	(693)	1,067
Other assets	61	(3,448)
Content assets and payables	(10,744)	(15,217)
Accounts payable	(2,077)	1,615
Accrued interest	(11,125)	(14,303)
Accrued compensation and related benefits	(3,407)	(1,622)
Reserve for audience deficiency	(2,917)	1,803
Other liabilities	(677)	(148)
Net cash flows provided by (used in) operating activities	2,085	(2,477)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,547)	(1,814)
Proceeds from sale of equity securities	—	829
Cash receipts related to disposition of station	—	2,000
Investment in unconsolidated joint venture	—	(609)
Net cash flows (used in) provided by investing activities	(2,547)	406
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of ownership interest in Reach Media	(3,232)	(7,603)
Repurchase of long-term debt	(16,379)	(66,225)
Repurchase of common stock, including payments for taxes related to net share settlement of equity awards	(997)	(1,386)
Release of secured letters of credit deposit	—	1,260
Payment of dividends to non-controlling interest members of Reach Media	(936)	(1,799)
Net cash flows used in financing activities	(21,544)	(75,753)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(22,006)	(77,824)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	137,574	233,570
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$115,568	$155,746

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$21,593	$26,777
Income taxes, net of refunds	$33	$1,575

NON-CASH OPERATING, FINANCING, AND INVESTING ACTIVITIES:
Operating right of use assets obtained in exchange for lease obligations	$2,629	$3,921
Settlement of stock-based compensation liability	$400	$4,650
Adjustment of redeemable non-controlling interests to estimated redemption value	$(105)	$1,004
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media Company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of March 31, 2025, the Company owned and/or operated 72 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 13 HD stations, and the 2 low power television stations the Company operates), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, the Company has diversified its revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 94.6% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, the Company provides advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
Our core radio broadcasting franchise operates under the brand “Radio One.” The Company also operates other brands, such as TV One, CLEO TV, Reach Media, iONE Digital, and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.
As part of our condensed consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, the Company has provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Digital; and (iv) Cable Television. See Note 13 – Segment Information of our condensed consolidated financial statements for further discussion, including changes in our segment structure.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In management’s opinion, the interim financial data presented herein includes all adjustments (which include only normal recurring adjustments) necessary for a fair statement of its financial position as of March 31, 2025, and its results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Form 10-K. There has been no change to the Company’s accounting policies as described in Note 2 - Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Item 8 of Part II of Form 10-K.
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
Principles of Consolidation
The condensed consolidated financial statements include the accounts and operations of Urban One and subsidiaries in which Urban One has a controlling financial interest, which is generally determined to exist when the Company holds a majority voting interest. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests have been recognized where a controlling interest exists, but the Company owns less than 100% of the controlled entity.
The Company is required to include the financial statements of variable interest entities (“VIE”) in its condensed consolidated financial statements. Under the VIE model, the Company consolidates an investment if it has control to direct the activities of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Specifically, Corporate selling, general and administrative expenses have been collapsed with Selling, general and administrative expenses in the condensed consolidated statements of operations.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. The most significant estimates and assumptions are used in determining: (i) estimates of future cash flows, revenue growth, operating profit margin mature market share, royalty payment avoided, terminal growth rate used to evaluate and recognize impairments; (ii) estimates of fair value of the Employment Agreement Award (as defined below) and the redeemable non-controlling interest in Reach Media; and (iii) deferred taxes and related valuation allowance, including uncertain tax positions.
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

Supplemental Financial Information
The following table presents the components of Other Current Liabilities and Other Long-term Liabilities:

	March 31, 2025	December 31, 2024

	(In thousands)
Other current liabilities
Customer advances and unearned income	$2,499	$2,200
Unearned event income	2,292	1,152
Professional fee accrual	1,851	3,781
Operating expense accruals	2,208	2,512
Accrued unvested stock compensation	85	336
Employment agreement award (as defined in Note 5)	3,755	3,044
Deferred barter revenue	1,638	1,688
Other	3,883	5,673
Total other current liabilities	$18,211	$20,386

Other long-term liabilities
Employment agreement award (as defined in Note 5)	$7,308	$7,382
Reserve for uncertain tax position	1,829	1,829
Other	1,606	3,577
Total long-term liabilities	$10,743	$12,788
Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the condensed consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Cash and cash equivalents	$115,084	$155,265
Restricted cash	484	481
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$115,568	$155,746
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which enhances the disclosure requirements for income tax reconciliation, domestic and foreign taxes paid, and unrecognized tax benefits. The amendments of ASU No. 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which focuses on the disaggregation of income statement expenses. ASU No. 2024-03 requires entities to provide more detailed disclosures about certain significant expense categories in their financial statements. The amendments of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its consolidated financial statements.

3. NET REVENUE

Revenue Recognition

The following tables show the sources of the Company’s net revenue by contract type and segment for the three months ended March 31, 2025 and 2024:

(In thousands)	Radio Broadcasting	Reach Media	Digital(1)	Cable Television(1)	All Other - Corporate/Eliminations	Consolidated
Three Months Ended March 31, 2025
Radio advertising	$31,050	$5,800	$—	$—	$(633)	$36,217
Political advertising	149	—	1	—	—	150
Digital advertising	—	—	10,211	—	—	10,211
Cable Television advertising	—	—	—	25,425	—	25,425
Cable Television affiliate fees	—	—	—	18,717	—	18,717
Event revenues & other	1,411	53	—	51	—	1,515
Net revenue	$32,610	$5,853	$10,212	$44,193	$(633)	$92,235

Three Months Ended March 31, 2024
Radio advertising	$33,754	$8,382	$—	$—	$(795)	$41,341
Political advertising	1,167	48	22	—	—	1,237
Digital advertising(1)	—	—	12,167	—	—	12,167
Cable Television advertising(1)	—	—	—	27,144	—	27,144
Cable Television affiliate fees	—	—	—	20,787	—	20,787
Event revenues & other	1,430	42	—	73	189	1,734
Net revenue	$36,351	$8,472	$12,189	$48,004	$(606)	$104,410
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include reclassification of a portion of revenues from our CTV offering from the Digital segment to the Cable Television segment.
Contract Assets and Liabilities
Contract assets and contract liabilities that are not separately stated in the Company’s condensed consolidated balance sheets as of March 31, 2025, and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024

	(In thousands)
Contract assets:
Unbilled receivables	$4,051	$5,969
Total barter receivables	1,959	2,101
Contract liabilities:
Customer advances and unearned income	$2,499	$2,200
Reserve for audience deficiency	19,467	22,383
Unearned event income	2,292	1,152
Total deferred barter revenue	1,959	2,101

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
For customer advances and unearned income as of January 1, 2025, approximately $1.8 million was recognized as revenue during the three months ended March 31, 2025. For the reserve for audience deficiency as of January 1, 2025, approximately $2.9 million was recognized as revenue during the three months ended March 31, 2025. For unearned event income as of January 1, 2025, no revenue was recognized during the three months ended March 31, 2025.
4. EARNINGS PER SHARE

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
The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Numerator:
Net (loss) income attributable to Class A, Class B, Class C and Class D stockholders	$(11,742)	$7,493
Denominator:
Denominator for basic net (loss) income per share - weighted average outstanding shares	44,421,652	48,385,386
Effect of dilutive securities:
Stock options and restricted stock	—	1,536,417
Denominator for diluted net (loss) income per share - weighted-average outstanding shares	44,421,652	49,921,803

Net (loss) income attributable to Class A, Class B, Class C and Class D stockholders per share – basic	$(0.26)	$0.15
Net (loss) income attributable to Class A, Class B, Class C and Class D stockholders per share – diluted	$(0.26)	$0.15
For the three months ended March 31, 2025 and 2024, there were approximately 5.8 million and 2.3 million potentially dilutive securities, respectively, that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented.

5. FAIR VALUE MEASUREMENTS
The Company reports financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
As of March 31, 2025 and December 31, 2024, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of March 31, 2025
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$11,063	$—	$—	$11,063

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$3,718	$—	$—	$3,718

Assets subject to fair value measurement:
Cash equivalents - money market funds (c)	$71,257	$71,257	$—	$—

As of December 31, 2024
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$10,426	$—	$—	$10,426

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$7,988	$—	$—	$7,988

Assets subject to fair value measurement:
Cash equivalents-money market funds(c)	$102,258	$102,258	$—	$—
(a) On April 3, 2024, the Company entered into an employment agreement with Alfred C. Liggins, III, President and Chief Executive Officer (“CEO”) pursuant to which he is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4.0% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. The terms of the new employment agreement were effective as of January 1, 2022.
(b) The fair value is measured using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit margins, discount rate and terminal growth rate.
(c) The Company measures and reports its cash equivalents that are invested in money market funds and valued based on quoted market prices which approximate cost due to their short-term maturities.

There were no transfers within Level 1, 2, or 3 during the three months ended March 31, 2025 and 2024. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2024	$10,426	$7,988
Net income attributable to redeemable non-controlling interests	—	3
Distributions	—	—
Purchase of ownership interest in Reach Media	—	(3,232)
Dividends paid to redeemable non-controlling interests	—	(936)
Change in fair value(a)	637	(105)
Balance as of March 31, 2025	$11,063	$3,718

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2023	$22,970	$16,520
Net income attributable to redeemable non-controlling interests	—	242
Purchase of ownership interest in Reach Media	—	(7,603)
Dividends paid to redeemable non-controlling interests	—	(1,799)
Change in fair value(a)	(23)	1,004
Balance as of March 31, 2024	$22,947	$8,364
(a)Amount of total income/(losses) for the period included in earnings attributable to the change in unrealized (gains) losses relating to liabilities still held at the reporting date.
Changes in the fair value of the Employment Agreement Award were recorded in the condensed consolidated statements of operations as selling, general and administrative expenses for the three months ended March 31, 2025 and 2024. The long-term portion is recorded in other long-term liabilities and the current portion is recorded in other current liabilities in the condensed consolidated balance sheets.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			March 31, 2025		December 31, 2024

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value(a)
Employment Agreement Award	Discounted cash flow	Discount rate	11.5%		11.5%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	27.1% - 34.4%		27.0% - 34.4%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(11.6)% - 1.9%		(12.2)% - 1.9%
Employment Agreement Award	Market approach	Average recurring EBITDA multiple	4.5x - 5.0x		4.5x
Redeemable non-controlling interests	Discounted cash flow	Discount rate	20.5%		20.5%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range	30.9% - 34.0%		30.9% - 34.0%
Redeemable non-controlling interests	Discounted cash flow	Revenue growth rate range	(5.1)% - 19.7%		(5.1)% - 19.7%
Redeemable non-controlling interests	Discounted cash flow	EBITDA Exit multiple	4.0x	4.0	x
(a)Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance of cash flows.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, which are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. See Note 9 – Goodwill and Other Intangible Assets of the Company's condensed consolidated financial statements for further discussion.
Financial Instruments
As of March 31, 2025 and December 31, 2024, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2025 and December 31, 2024, except for the Company’s long-term debt, which is disclosed in Note 10 - Long-Term Debt.
6. INVESTMENTS
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

7. CONTENT ASSETS
The gross cost and accumulated amortization of content assets is as follows:

	March 31, 2025	December 31, 2024

	(In thousands)
Licensed Content, net
Acquired	$23,460	$25,389
Produced Content, net
Completed	88,491	86,367
In production	9,631	11,798
In development and pre-production	—	175
Content assets, net	121,582	123,729
Less: current portion	(36,538)	(36,861)
Noncurrent portion	$85,044	$86,868
Amortization of content assets is recorded in the condensed consolidated statements of operations as programming and technical expenses. Content amortization for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Content amortization - acquired	$3,979	$3,357
Content amortization - produced	5,903	8,087
Total content amortization	$9,882	$11,444

8. RELATED PARTY TRANSACTIONS
Reach Media operates the Tom Joyner Foundation’s Fantastic Voyage® (the “Fantastic Voyage®”), an annual cruise fundraising event, on behalf of the Tom Joyner Foundation, Inc. (the “Foundation”), a 501(c)(3) entity. The agreement under which the Fantastic Voyage® operates provides that Reach Media provide all necessary operations of the cruise, and that Reach Media will be reimbursed its expenditures and receive a fee based on performance. The Foundation’s remittances to Reach Media under the agreement are limited to its Fantastic Voyage® related cash collections. Reach Media bears the risk should the Fantastic Voyage® sustain a loss and bears all credit risk associated with the related passenger cruise package sales. The Foundation owed Reach Media approximately $1.1 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively.
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
Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of March 31, 2025 and December 31, 2024.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., was a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. On February 8, 2024, a sale of BMI to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of approximately $0.8 million. Due to the sale of BMI, Mr. Liggins is no longer a member of the BMI Board of Directors. The Company incurred expenses of approximately $0.8 million with BMI during the three months ended March 31, 2024.
9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the Company's goodwill carrying values for its four reportable segments during 2025:

	Radio Broadcasting	Reach Media	iOne (1)	TV One (1)	Total
	(in thousands)
As of December 31, 2024
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	(20,174)	(181,621)
Net goodwill at December 31, 2024	$29,979	$14,354	$7,222	$144,870	$196,425

Intersegment transfers (out) in (1)	—	—	(655)	655	—

As of March 31, 2025
Gross goodwill	$154,967	$30,468	$26,912	$165,699	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	(20,174)	(181,621)
Net goodwill at March 31, 2025	$29,979	$14,354	$6,567	$145,525	$196,425
(1) Includes the allocation of goodwill relating to the reclassification of the portion of the Company's CTV offering previously within the iONE reportable segment to our TV One reportable segment. See Note 13 - Segment Information for information on this segment reclassification.

As of March 31, 2025 the Company performed a qualitative assessment for all of the radio broadcasting reporting units that contain goodwill. Based on the qualitative impairment assessment performed, no goodwill impairment losses were recognized for the three months ended March 31, 2025.
Radio Broadcasting Licenses
As of March 31, 2025, projected gross market revenues and operating profit margin declined in the Radio Broadcasting segment creating a triggering event indicating that the fair value of certain of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value.

To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow analysis for broadcasting licenses across relevant radio markets. The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, operating profit margin, terminal growth rate, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $6.4 million associated with five radio markets within the Radio Broadcasting segment, included in impairment of intangible assets, on the condensed consolidated statement of operations during the three months ended March 31, 2025.

The following table presents the changes in the Company’s radio broadcasting licenses carrying value during the three months ended March 31, 2025.

(In thousands)
Balance as of January 1, 2025	$257,759
Impairment charges	(6,443)
Balance as of March 31, 2025	$251,316
Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the five radio markets in the most recent interim impairment assessment performed as of March 31, 2025.

Radio Broadcasting Licenses	March 31, 2025
Discount rate	9.5% - 10.0%
Revenue growth rate range	(1.9)% - 1.0%
Terminal growth rate	(0.5)%
Mature market share range	0.8% - 30.0%
Operating profit margin range	2.8% - 30.0%
TV One Trade Name
Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for TV One, the Company reassessed the useful life for the trade name TV One ( the “TV One Trade Name”). As a result of the reassessment, the Company concluded the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and will amortize this asset with a carrying value of $26.6 million over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of $0.6 million included in depreciation and amortization, on the condensed consolidated statement of operations for the three months ended March 31, 2025.
Future estimated amortization expense related to the TV One Trade Name for the years 2025 through 2030 and thereafter is as follows:

(In thousands)
Remainder of 2025	$1,900
2026	2,407
2027	2,280
2028	2,153
2029	2,027
2030	1,900
Thereafter	13,300

10. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2025	December 31, 2024

	(In thousands)
2028 Notes	$556,348	$584,575
Total debt	556,348	584,575
Less: issuance discount and issuance costs	(4,854)	(5,506)
Long-term debt, net	$551,494	$579,069
2028 Notes
On January 25, 2021, the Company closed on an offering (the “2028 Notes”) of $825.0 million in aggregate principal amount of the 2028 Notes in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes mature on February 1, 2028 and interest on the 2028 Notes accrues and is payable semiannually in arrears on February 1 and August 1 of each year at a rate of 7.375% per annum.
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
The deferred financing costs included in interest expense for all instruments, for each of the three months ended March 31, 2025 and 2024, was approximately $0.5 million. The Company’s effective interest rate for the three months ended March 31, 2025 and 2024 was 7.84% and 7.73%, respectively.
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
During the fourth quarter of 2023, the Board of Directors authorized and approved a note repurchase program for up to $75.0 million of the currently outstanding 2028 Notes (the “Q4 2023 Notes Repurchase Authorization”). During the second quarter of 2024, the Board of Directors authorized and approved a further note repurchase program for up to $75.0 million of the currently outstanding 2028 Notes (the “June 2024 Authorization”). During the first quarter of 2025, the Board of Directors authorized and approved a further note repurchase program for up to $75.0 million of the currently outstanding 2028 Notes (the “March 2025 Authorization”).
During the year ended December 31, 2024, the Company repurchased approximately $140.4 million of its 2028 Notes at a weighted average price of approximately 82.3% of par. The repurchase activity during the year ended December 31, 2024 exhausted the Q4 2023 Notes Repurchase Authorization and left approximately $9.6 million remaining under the June 2024 Authorization.

During the three months ended March 31, 2025, the Company repurchased approximately $28.2 million of its 2028 Notes at a weighted average price of approximately 58.0% of par, resulting in a net gain on retirement of debt of approximately $11.6 million, exhausting the June 2024 Authorization and leaving $56.4 million remaining under the March 2025 Authorization.
See Note 15 - Subsequent Events of our condensed consolidated financial statements for additional debt repurchases subsequent to March 31, 2025.
The 2028 Notes had fair values of approximately $286.5 million and $341.5 million as of March 31, 2025 and December 31, 2024, respectively. The fair values of the 2028 Notes, classified as a Level 2 instrument, were determined based on the trading values of this instrument in an inactive market as of the reporting date.
Asset-Backed Credit Facilities
On February 19, 2021, the Company closed on its current asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of March 31, 2025 and December 31, 2024, there was no balance outstanding on the Current ABL Facility.
At the Company’s election, the interest rate on borrowings under the Current ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current ABL Facility) or (ii) until the Waiver and Amendment (as defined below) took effect, the then applicable margin relative to LIBOR Loans (as defined in the Current ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.
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
All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company is in compliance with its covenant as of March 31, 2025.
Additionally, under a Waiver and Amendment dated April 30, 2023, the Current ABL Facility was amended to provide that from and after the date thereof, any request for a new London Interbank Offer Rate, (“LIBOR Loan”) (as defined in the Current ABL Facility), for a continuation of an existing LIBOR Loan (as defined in the Current ABL Facility) or for a conversion of a Loan to a LIBOR Loan (as defined in the Current ABL Facility) shall be deemed to be a request for a loan bearing interest at Term Secured Overnight Financing Rate Data (“SOFR”) (as defined in the Amended Current ABL Facility) (the “SOFR Interest Rate Change”). As the Company was undrawn under the Current ABL Facility as of the date of the Waiver and Amendment, the SOFR Interest Rate Change would only bear upon future borrowings by the Company such that they bear an interest rate relating to the secured overnight financing rate. These provisions of the Waiver and Amendment are intended to transition loans under the Current ABL Facility to the new secured overnight financing rate as the benchmark rate.
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

Letter of Credit Facility
In the first quarter of 2024, the Company closed on a letter of credit reimbursement and security agreement with capacity of up to $1.2 million and received a $1.2 million deposit held with the counterparty in connection with the agreement.
Future Minimum Principal Payments
Future scheduled minimum principal payments of debt as of March 31, 2025, are as follows:

2028 Notes
(In thousands)
April-December 2025	$—
2026	—
2027	—
2028	556,348
2029	—
Total debt	$556,348

11. INCOME TAXES

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded expense for income taxes of approximately $15.7 million on pre-tax income from consolidated operations of approximately $3.9 million for the three months ended March 31, 2025. This results in an effective tax rate of approximately 399.5%, which includes approximately $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and approximately $0.2 million of discrete tax expense related to stock-based compensation for the three months ended March 31, 2025. The estimated annual effective tax rate differs from the federal statutory tax rate of 21% primarily due to the impact of state taxes, non-deductible expenses, and the impact of the valuation allowance against disallowed interest expense and net operating losses.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. Management considers all available evidence, both negative and positive, that could impact the future realization of these DTAs including the continued impact of impairment charges on our operating results. As of March 31, 2025, the Company has a valuation allowance on its DTAs, most significantly its net operating losses and disallowed interest expense assets, after taking into consideration future taxable income from reversing deferred tax liabilities.

The Company is subject to continuous examination of the Company’s income tax returns by the Internal Revenue Service ("IRS") and other domestic tax authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.
12. STOCKHOLDERS EQUITY

Reverse Stock Split
On February 21, 2025, our Board of Directors authorized a reverse stock split across all classes of the Company’s outstanding common stock. The Board's authorization is subject to the approval of the Company's stockholders and, upon approval by the stockholders, the ratio and timing will be determined by the Audit Committee of the Board. The Company currently anticipates submitting the matter for stockholder approval at the Company's 2025 annual meeting but also notes that the Company's majority stockholders may act by written consent. In its authorization, the Board reserved the right to abandon the reverse stock split, even if approved by the stockholders, if the Board, in its discretion, determines that the reverse stock split is no longer in the best interests of the Company or its stockholders.

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
On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant (the "Employee Stock Repurchase Authorization"). During the three months ended March 31, 2025, the Company did not repurchase any shares of Class A common stock under the Stock Grant Authorization. During the three months ended March 31, 2025, the Company repurchased 98,976 shares of Class D Common Stock for approximately $0.1 million at an average price of $0.98 per share. After giving effect to the above transactions, the repurchase program has approximately $0.1 million remaining under the Employee Stock Repurchase Authorization.

On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted.
The following table details our stock repurchases under the 2024 Stock Repurchase Program during the three months ended March 31, 2025:

	Class A	Class D
Shares of common stock repurchased	449,252	204,646
Average price paid per share	$1.48	$0.82
Total cost	$665,829	$167,493
After giving effect to the above transaction and prior activity, the 2024 Stock Repurchase Program has approximately $12.7 million remaining under the authorization.
See Note 15 - Subsequent Events of our condensed consolidated financial statements for additional purchases subsequent to March 31, 2025.
Stock Option and Restricted Stock Grant Plan
The 2019 Equity and Performance Incentive Plan is an equity performance incentive plan for stock options and restricted stock. Both Class A and Class D common stock are available for grant. The Company settles stock options, net of tax, upon exercise by issuing stock.
On October 1, 2024, the Company held its 2024 Annual Stockholders meeting. At that meeting, the stockholders approved a second amendment and restatement (the "2024 Second Incentive Plan Amendment and Restatement") of the Urban One 2019 Equity and Performance Incentive Plan (the "2019 Plan") to (i) correct a typographical error with respect to the duration of options and (ii) increase the number of Class A and Class D shares available for issuance. The 2024 Second Incentive Plan Amendment and Restatement was approved and, as a result, 750,000 shares of Class A common stock and 7,000,000 shares of Class D common stock were added to the 2019 Plan. The total number of shares authorized for issuance under the 2019 Incentive Plan, giving effect to its original authorization of 5,500,000 Class D Shares, the first amendment and restatement in 2021 with its 2,000,000 Class A Shares and 5,519,575 Class D Shares and the 2024 Second Incentive Plan Amendment and Restatement is (i) 750,000 shares of the Company's Class A common stock and (ii) 18,019,575 shares of the Company's Class D common stock. After giving effect to the 2024 Second Incentive Plan Amendment and Restatement 2,000,000 shares of the Company's Class A common stock are ungranted and in reserve and (ii) 7,000,000 shares of the Company's Class D common stock are ungranted and in reserve under the 2019 Plan. As of March 31, 2025, the Company had 6,570,707 shares available to grant under the 2024 Second Incentive Plan Amendment and Restatement.

Pursuant to the terms of the 2019 Plan and subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold in the open market or repurchased by the Company for tax purposes on or about the vesting dates. Transactions and other information relating to stock options of Class D common stock for the three months ended March 31, 2025, are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2024	5,436,715	$2.83	6.44	$—
Grants	362,301	0.81	9.92	—
Forfeited	(44,231)	1.11	9.50	—
Cancelled/expired/settled	(61,420)	4.76	—	—
Outstanding at March 31, 2025	5,693,365	$2.69	6.39	$—
Vested and expected to vest at March 31, 2025	5,693,365	2.69	6.39	—
Unvested at March 31, 2025	618,190	1.08	9.56	—
Exercisable at March 31, 2025	5,075,175	2.89	6.00	—
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
As of March 31, 2025, approximately $0.2 million of total unrecognized compensation cost related to Class D stock options is expected to be recognized over a weighted-average period of 5 months. The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 was $0.60.
The Company did not grant any options to purchase shares of Class A common stock during the three months ended March 31, 2025.
Activity relating to grants of restricted shares of Class A and Class D common stock for the three months ended March 31, 2025, are summarized below:

	Class A		Class D
	Shares	Average Fair Value at Grant Date	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2024	750,000	$5.39	848,863	$1.90
Grants	—	—	850,879	0.84
Vested	(750,000)	5.39	(776,982)	1.51
Forfeited/cancelled/expired	—	—	(31,532)	1.11
Unvested at March 31, 2025	—	$—	891,228	$1.26
Restricted stock grants for Class A and Class D shares are included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2025, approximately $0.6 million of total unrecognized compensation cost related to awards of restricted Class D common stock is expected to be recognized over a weighted-average period of 6 months.
13. SEGMENT INFORMATION
Reportable segments represent components of a company for which separate financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), which is our President and Chief Executive Officer (“CEO”), in determining how to allocate resources and assess performance. Our four reportable segments include the following:

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

Effective January 1, 2025, the Company modified the composition of two of our reportable segments to reflect changes in how they operate their business. The Company transferred the CTV offering within our Digital segment to our Cable Television segment. This change aligns the CTV offering with the results of operations within our Cable Television segment. Prior period Cable Television and Digital segment information included in this Quarterly Report on Form 10-Q has been reclassified to conform to the current period presentation. In addition, prior period segment information has been recast between the Sales and marketing and the General and administrative significant segment expenses across the four segments to conform the presentation of significant segment expenses used to evaluate segment performance by the CODM.

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

The Company evaluates the operating performance of its reportable segments based on financial measures such as segment net revenue and Adjusted EBITDA, a non-GAAP measure. The CODM evaluates each segment’s performance based on Adjusted EBITDA, guiding strategic decisions to align with company-wide goals, assessing the operating results and performance of the segments, identifying strategies to improve performance, and allocating resources to each segment. Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. Significant segment expenses provided to the CODM and included within Adjusted EBITDA include programming and technical, sales and marketing, and general and administrative. Prior year information was revised to reflect Adjusted EBITDA as the segment profit measure.

Detailed segment data for the three months ended March 31, 2025 and 2024 is presented in the following table:

	Three Months Ended March 31, 2025
	(in thousands)

	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$32,610	$5,853	$10,212	$44,193
OPERATING EXPENSES:
Programming and technical	11,293	3,368	3,187	12,909
Sales and marketing	11,546	2,125	6,787	9,096
General and administrative	7,050	1,026	184	3,595
Other segment income (expenses)	127	115	4	(1)
Segment Adjusted EBITDA	$2,848	$(551)	$58	$18,592

	Three Months Ended March 31, 2024
	(in thousands)

	Radio Broadcasting	Reach Media	Digital (1)	Cable Television (1)

STATEMENT OF OPERATIONS:

NET REVENUE	$36,351	$8,472	$12,189	$48,004
OPERATING EXPENSES:
Programming and technical	11,329	3,482	3,502	14,600
Sales and marketing (2)	11,394	2,181	5,704	10,139
General and administrative (2)	8,066	970	636	3,964
Other segment income (expenses)	72	(9)	—	—
Segment Adjusted EBITDA	$5,634	$1,830	$2,347	$19,301
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include reclassification of a portion of revenues from our CTV offering from the Digital segment to the Cable Television segment.
(2) Effective January 1, 2025, prior period segment information has been recast between the Sales and marketing and the General and administrative in this Quarterly Report on Form 10-Q across the four segments to conform the presentation of significant segment expenses used to evaluate segment performance by the CODM.

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Segment Adjusted EBITDA to income from consolidated operations before provision for income taxes reconciliation
Segment Adjusted EBITDA	$20,947	$29,112
Corporate/Eliminations/Other	(8,090)	(6,855)
Corporate Development Costs	747	5,359
Severance-related costs	219	64
Loss from ceased non-core business initiatives	359	712
Stock-based compensation	676	1,384
Depreciation and amortization	2,315	1,850
Impairment of intangible assets	6,443	—
Interest and investment income	(966)	(1,998)
Interest expense	10,924	12,998
Gain on retirement of debt	(11,587)	(7,874)
Other income, net	(192)	(886)
Income from consolidated operations before provision for income taxes	$3,919	$10,648

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Capital expenditures:
Radio Broadcasting	$2,135	$1,084
Reach Media	—	10
Digital	284	447
Cable Television	—	69
All other - corporate/eliminations	128	204
Consolidated	$2,547	$1,814

14. COMMITMENTS AND CONTINGENCIES

Radio Broadcasting Licenses
Each of the Company’s radio stations operates pursuant to one or more licenses issued by the FCC that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning in October 2027 through August 2030. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is filed and is pending.

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
Reach Media Redeemable Non-controlling Interests
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The non-controlling interest shareholders of Reach Media exercised 50% of their Put Right on January 26, 2024. On March 8, 2024, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to approximately 90% and decreasing the interest of the non-controlling interest shareholders from approximately 20% to approximately 10%. Reach Media paid the non-controlling interest shareholders approximately $7.6 million for the 10% interest. On February 14, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right for approximately $3.2 million, increasing the Company’s interest in Reach Media to approximately 94.6% and decreasing the interest of the non-controlling interest shareholders from approximately 10.0% to approximately 5.4%.
Management, at this time, cannot reasonably determine the period when and if the remaining portion of the Put Right will be exercised by the non-controlling interest shareholders.
Other Contingencies
On March 18, 2025, the Company entered into an operating lease for office space with a total minimum future lease payments of $7.4 million. This operating lease commenced in the first quarter of 2025 and has a term of eight years, subject to early termination provision.
The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

On March 16, 2025, the Company began investigating an incident involving an unauthorized third party who had gained access to the Company’s IT systems on or around February 10, 2025, and exfiltrated certain information from our information technology systems. Upon discovery, the Company activated our incident response team, comprised of internal personnel and external cybersecurity experts. The investigation of the incident response team and related remediation is ongoing. The Company is actively conducting forensic analysis and reviewing the information accessed to determine the nature and extent of the incident. As of the date of this filing, the incident has not impacted the Company’s operations or ability to conduct business in the ordinary course. Based on the information currently known at this time, the Company does not expect the incident to have a material impact on its business, operations, ability to serve its customers, or financial results. The Company carries insurance, including cyber insurance, commensurate with its size and the nature of its operations. Because of the preliminary nature of the investigation into this incident, the Company is unable to reasonably estimate the potential costs, including remediation and other expenses related to this incident.
15. SUBSEQUENT EVENTS

Since April 1, 2025, and through the date of this filing, the Company repurchased approximately $60.4 million of its 2028 Notes at an average price of approximately 52.0% of par.
Since April 1, 2025, and through the date of this filing, the Company repurchased 54,800 shares of Class A common stock for approximately $0.1 million at an average price of $1.46.
Since April 1, 2025, and through the date of this filing, the Company repurchased 118,533 shares of Class D common stock for approximately $0.1 million at an average price of $0.55.
On April 24, 2025, the Company's Chief Information Officer resigned from his position with the Company. The Company has engaged a search firm to assist in identifying our next Chief Information Officer.

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
The following table shows the percentage of consolidated net revenue generated by each reporting segment.

	Three Months Ended March 31,
	2025	2024
Radio Broadcasting segment	35.4%	34.8%
Reach Media segment	6.3%	8.1%
Digital segment(1)	11.1%	11.7%
Cable Television segment(1)	47.9%	46.0%
All other - corporate/eliminations	(0.7)%	(0.6)%
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include reclassification of a portion of revenues from our CTV offering from the Digital segment to the Cable Television segment.
The following table shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Three Months Ended March 31,
	2025	2024
Percentage of core radio business generated from local advertising	66.1%	65.3%
Percentage of core radio business generated from national advertising, including network advertising	29.6%	30.7%
National and local advertising also includes advertising revenue generated from our Digital segment and low power television revenue. The balance of net revenue from our Radio Broadcasting segment is generated from ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following table shows the sources of our net revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(In thousands)
Net revenue:
Radio advertising	$36,217	$41,341	$(5,124)	(12.4)%
Political advertising	150	1,237	(1,087)	(87.9)
Digital advertising(1)	10,211	12,167	(1,956)	(16.1)
Cable television advertising(1)	25,425	27,144	(1,719)	(6.3)
Cable television affiliate fees	18,717	20,787	(2,070)	(10.0)
Event revenues & other	1,515	1,734	(219)	(12.6)
Net revenue	$92,235	$104,410	$(12,175)	(11.7)%
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include reclassification of a portion of revenues from our CTV offering from the Digital segment to the Cable Television segment.
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
Expenses
Our significant expenses are: (i) employee salaries and commissions; (ii) programming expenses; (iii) marketing and promotional expenses; (iv) rental of premises for office facilities and studios; (v) rental of transmission tower space; (vi) music license royalty fees; and (vii) content amortization. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources, and management information systems and, in certain markets, the programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies. In addition to salaries and commissions, major expenses for our internet business include membership traffic acquisition costs, software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with internet service provider (“ISP”) hosting services and other internet content delivery expenses. Major expenses for our Cable Television segment include content acquisition and amortization, sales, and marketing.

We generally incur marketing and promotional expenses to increase and maintain our audiences. However, because Nielsen reports ratings either monthly or quarterly, depending on the particular market, any changed ratings and the effect on advertising revenue tends to lag behind both the reporting of the ratings and the incurrence of advertising and promotional expenditures.

URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical condensed consolidated results of operations:
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	Change

	(In thousands)

Statements of Operations:
Net revenue	$92,235	$104,410	$(12,175)	(11.7)%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,598	32,659	(2,061)	(6.3)
Selling, general and administrative, excluding stock-based compensation	50,105	55,629	(5,524)	(9.9)
Stock-based compensation	676	1,384	(708)	(51.2)
Depreciation and amortization	2,315	1,850	465	25.1
Impairment of intangible assets	6,443	—	6,443	*NM
Total operating expenses	90,137	91,522	(1,385)	(1.5)
Operating income	2,098	12,888	(10,790)	(83.7)
Interest and investment income	966	1,998	(1,032)	(51.7)
Interest expense	(10,924)	(12,998)	2,074	(16.0)
Gain on retirement of debt	11,587	7,874	3,713	47.2
Other income, net	192	886	(694)	(78.3)
Income from operations before provision for income taxes	3,919	10,648	(6,729)	(63.2)
Provision for income taxes	(15,658)	(2,502)	(13,156)	*NM
Net (loss) income from consolidated operations	(11,739)	8,146	(19,885)	*NM
Loss from unconsolidated joint venture	—	(411)	411	*NM
Net (loss) income	(11,739)	7,735	(19,474)	*NM
Net income attributable to non-controlling interests	3	242	(239)	(98.8)
Net (loss) income attributable to common stockholders	$(11,742)	$7,493	$(19,235)	*NM
*NM - Not meaningful

Net revenue

Three Months Ended March 31,		Change
2025	2024
$92,235	$104,410	$(12,175)	(11.7)%
During the three months ended March 31, 2025, we recognized approximately $92.2 million in net revenue compared to approximately $104.4 million during the three months ended March 31, 2024. These amounts are net of agency and outside sales representative commissions. We recognized approximately $32.6 million of revenue from our Radio Broadcasting segment during the three months ended March 31, 2025, compared to approximately $36.4 million during the three months ended March 31, 2024, a decrease of approximately $3.8 million. This decrease was primarily driven by weaker overall market demand from the national advertisers and lower political revenues. We recognized approximately $5.9 million of revenue from our Reach Media segment during the three months ended March 31, 2025, compared to approximately $8.5 million for the three months ended March 31, 2024, a decrease of approximately $2.6 million. This decrease was primarily driven by the decrease in overall demand and attrition of advertisers. We recognized approximately $10.2 million of revenue from our Digital segment during the three months ended March 31, 2025, compared to approximately $12.2 million for the three months ended March 31, 2024, a decrease of approximately $2.0 million. This decrease was primarily driven by the decrease in national digital sales offset by increase in podcast revenue. We recognized approximately $44.2 million of revenue from our Cable Television segment during the three months ended March 31, 2025, compared to approximately $48.0 million for the three months ended March 31, 2024, a decrease of approximately $3.8 million. This decrease was primarily driven by the churn of subscribers.
Operating expenses
Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Change
2025	2024
$30,598	$32,659	$(2,061)	(6.3)%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $30.6 million for the three months ended March 31, 2025, compared to $32.7 million for the three months ended March 31, 2024, respectively. This decrease was mainly driven by our Cable Television and Digital segments with small decreases attributable to our Radio Broadcasting and Reach Media segments. For our Cable Television segment, the $1.7 million decrease was mainly due to lower program production cost partially offset by higher programming cost. The $0.3 million decrease in our Digital segment was due to lower headcount.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Change
2025	2024
$50,105	$55,629	$(5,524)	(9.9)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, corporate headquarters and facilities, marketing and promotional expenses, special events and sponsorships, and back-office expenses. Expenses associated with securing ratings data for our radio stations and visitors’ data for our websites, personnel, and other corporate overhead functions are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Selling, general and administrative expenses were approximately $50.1 million for the three months ended March 31, 2025, compared to approximately $55.6 million for the three months ended March 31, 2024, a decrease of approximately $5.5 million. This decrease was mainly driven by the decreases in our Cable Television segment and corporate headquarters, a small decrease from Radio Broadcasting offset by a small increase from Digital segment. The expenses remain flat for our Reach Media segment. Our corporate headquarters' expenses decreased approximately $4.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to lower professional services costs and office space lease costs. Expenses in our Cable Television segment decreased approximately $0.6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to decreases in traffic and sales support costs and lower bad debt expenses.
Stock-based compensation

Three Months Ended March 31,		Change
2025	2024
$676	$1,384	$(708)	(51.2)%
Stock-based compensation expense was approximately $0.7 million for the three months ended March 31, 2025, compared to approximately $1.4 million for the three months ended March 31, 2024, a decrease of approximately $0.7 million. There were no executive officer grants in 2025 which resulted in lower stock-based compensation expense.
Depreciation and amortization

Three Months Ended March 31,		Change
2025	2024
$2,315	$1,850	$465	25.1%
Depreciation and amortization expense was approximately $2.3 million for the three months ended March 31, 2025, compared to approximately $1.9 million for the three months ended March 31, 2024, an increase of approximately $0.5 million driven mainly by the additional TV One Trade Name amortization as described in Note 9 – Goodwill and Other Intangible Assets of the Company’s condensed consolidated financial statements.
Impairment of intangible assets

Three Months Ended March 31,		Change
2025	2024
$6,443	$—	$6,443	*NM
Impairment of intangible assets was approximately $6.4 million during the three months ended March 31, 2025, while no impairment was recognized during the three months ended March 31, 2024. See Note 9 – Goodwill and Other Intangible Assets of the Company’s condensed consolidated financial statements for further discussion.

Interest and investment income

Three Months Ended March 31,		Change
2025	2024
$966	$1,998	$(1,032)	(51.7)%
Interest and investment income was approximately $1.0 million for the three months ended March 31, 2025, compared to approximately $2.0 million for the three months ended March 31, 2024. The decrease was driven by lower cash and cash equivalents balances during the three months ended March 31, 2025, than in the corresponding period in 2024.
Interest expense

Three Months Ended March 31,		Change
2025	2024
$(10,924)	$(12,998)	$2,074	(16.0)%
Interest expense was approximately $10.9 million for the three months ended March 31, 2025, compared to approximately $13.0 million for the three months ended March 31, 2024, a decrease of approximately $2.1 million. This decrease was due to lower overall debt balances outstanding. See Note 10 - Long-Term Debt of the Company’s condensed consolidated financial statements for further discussion.
Gain on retirement of debt

Three Months Ended March 31,		Change
2025	2024
$11,587	$7,874	$3,713	47.2%
There was an approximately $11.6 million gain on retirement of debt for the three months ended March 31, 2025, compared to $7.9 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company repurchased approximately $28.2 million of its 2028 Notes at an average price of approximately 58.0% of par, resulting in a net gain on retirement of debt of approximately $11.6 million. During the three months March 31, 2024, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 88.3% of par, resulting in a net gain on retirement of debt of approximately $7.9 million.
Other income, net

Three Months Ended March 31,		Change
2025	2024
$192	$886	$(694)	(78.3)%
Other income, net was approximately $0.2 million for the three months ended March 31, 2025, compared to $0.9 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company recognized income related to the sale of its equity interest in Broadcast Music, Inc.

Provision for income taxes

Three Months Ended March 31,		Change
2025	2024
$(15,658)	$(2,502)	$(13,156)	*NM

For the three months ended March 31, 2025, we recorded a provision for income taxes of approximately $15.7 million resulting in an effective tax rate of 399.5%, which includes $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and $0.2 million of discrete tax expense related to stock-based compensation. For the three months ended March 31, 2024, we recorded a provision for income taxes of approximately $2.5 million. This amount is based on the actual effective tax rate of 23.5%. This rate includes $0.3 million of discrete tax benefits primarily related to deferred rate changes.

Loss from unconsolidated joint venture

Three Months Ended March 31,		Change
2025	2024
$—	$(411)	$411	*NM
For the three months ended March 31, 2024, we recognized approximately $0.4 million loss from unconsolidated joint venture related to the Company’s investment on RVAEH, which was terminated in February 2024.
Net income attributable to non-controlling interests

Three Months Ended March 31,		Change
2025	2024
$334	$697	$(363)	(52.1)%
Net income attributable to non-controlling interests was approximately $0.3 million for the three months ended March 31, 2025 compared to approximately $0.7 million for the three months ended March 31, 2024. The decrease in net income attributable to non-controlling interests was due primarily to the change in ownership interest in Reach Media during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

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
Measurement of Performance
We monitor and evaluate the growth and operational performance of our business using net (loss) income and the following key metrics:
(a)Net revenue: The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for our online business as impressions are delivered. Net revenue is recognized for our Cable Television segment as advertisements are run or impressions delivered, and during the term of the affiliation agreements at levels appropriate for the most recent subscriber counts reported by the affiliate, net of launch support.
(b)Broadcast and digital operating income: The Radio Broadcasting industry commonly refers to “station operating income” which consists of net (loss) income before depreciation and amortization, income taxes, interest expense, interest and investment income, non-controlling interests in income of subsidiaries, other income, net, loss from unconsolidated joint venture, corporate selling, general and administrative expenses, stock-based compensation, impairment of intangible assets, and (gain) loss on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term “broadcast and digital operating income.” Broadcast and digital operating income is not a measure of financial performance under GAAP. Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed assets and goodwill and intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.
Broadcast and digital operating income decreased to approximately $23.0 million for the three months ended March 31, 2025, compared to approximately $32.0 million for the three months ended March 31, 2024, a decrease of approximately $9.0 million or 28.1%. This decrease was primarily due to lower broadcast and digital operating income at all segments but our Cable Television segment. Our Digital segment generated approximately $0.1 million of broadcast and digital operating income during the three months ended March 31, 2025, compared to approximately $3.0 million during the three months ended March 31, 2024, primarily due to lower revenues and higher selling, general and administrative expenses offset by lower programming and technical costs. Reach Media generated approximately $0.7 million of broadcast and digital operating income during the three months ended March 31, 2025, compared to approximately $2.5 million during the three months ended March 31, 2024, primarily due to lower revenues offset by lower expenses. Our Radio Broadcasting segment generated approximately $2.7 million of broadcast and digital operating income during the three months ended March 31, 2025, compared to approximately $6.6 million during the three months ended March 31, 2024, primarily due to lower revenues offset by lower expenses. Finally, Cable Television generated approximately $18.6 million of broadcast and digital operating income during the three months ended March 31, 2025, compared to approximately $19.5 million during the three months ended March 31, 2024. The increase in the Cable Television segment’s broadcast and digital operating income was primarily due to lower expenses offset by lower net revenues.

(c)Adjusted EBITDA: Adjusted EBITDA consists of net (loss) income plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to non-controlling interests, impairment of intangible assets, stock-based compensation, (gain) loss on retirement of debt, corporate development costs, severance-related costs, investment income, loss from unconsolidated joint venture, loss from ceased non-core business initiatives less (2) other income, net and interest and investment income. Net (loss) income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill and intangible assets, or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Digital and Cable Television). Business activities unrelated to these four segments are included in "Corporate/Eliminations/ Other" line item in the reconciliation to the pre-tax income. Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.
Summary of Performance
The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2025	2024

	(In thousands)

Net revenue	$92,235	$104,410
Broadcast and digital operating income	23,016	32,014
Adjusted EBITDA(a)	12,857	22,257
Net (loss) income to common stockholders	(11,742)	7,493
(a)In 2024, we made an immaterial change to the definition of Adjusted EBITDA by adding back the loss from ceased non-core operations. All historical periods were recast to reflect this immaterial change.

The reconciliation of net (loss) income attributable to common stockholders to broadcast and digital operating income is as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)

Net (loss) income to common stockholders	$(11,742)	$7,493
Add back/(deduct) certain non-broadcast and digital operating income items included in net (loss) income:
Interest and investment income	(966)	(1,998)
Interest expense	10,924	12,998
Provision for income taxes	15,658	2,502
Corporate selling, general and administrative, excluding stock-based compensation	11,484	15,892
Stock-based compensation	676	1,384
Gain on retirement of debt	(11,587)	(7,874)
Other income, net	(192)	(886)
Loss from unconsolidated joint venture	—	411
Depreciation and amortization	2,315	1,850
Net income attributable to non-controlling interests	3	242
Impairment of intangible assets	6,443	—
Broadcast and digital operating income	$23,016	$32,014
The reconciliation of net (loss) income attributable to common stockholders to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2025	2024

	(In thousands)

Net (loss) income to common stockholders	$(11,742)	$7,493
Add back/(deduct) certain non-broadcast and digital operating income items included in net (loss) income:
Interest and investment income	(966)	(1,998)
Interest expense	10,924	12,998
Provision for income taxes	15,658	2,502
Depreciation and amortization	2,315	1,850
EBITDA	$16,189	$22,845
Stock-based compensation	676	1,384
Gain on retirement of debt	(11,587)	(7,874)
Other income, net	(192)	(886)
Loss from unconsolidated joint venture	—	411
Net income attributable to non-controlling interests	3	242
Corporate costs(a)	747	5,359
Severance-related costs	219	64
Impairment of intangible assets	6,443	—
Loss from ceased non-core business initiatives(b)	359	712
Adjusted EBITDA	$12,857	$22,257
(a)Corporate costs include professional fees related to the material weakness remediation efforts.
(b)In 2024, we made an immaterial change to the definition of Adjusted EBITDA by adding back the loss from ceased non-core operations. All historical periods were recast to reflect this immaterial change.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance was approximately $115.6 million as of March 31, 2025. As of March 31, 2025, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.
The Company regularly considers the impact of macroeconomic conditions on our business. Uncertainty in the macroeconomic environment with newly implemented tariffs, continued increases in inflation and interest rates, along with banking volatility, may have an adverse effect on our revenues.
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
On September 27, 2022, the Compensation Committee authorized the repurchase of up to approximately $0.5 million (the “Employee Stock Repurchase Authorization”) worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the three months ended March 31, 2025 and 2024, the Company did not repurchase any shares of Class A stock in connection with the Employee Stock Repurchase Authorization. During the three months ended March 31, 2025, the Company repurchased 98,976 shares of Class D stock under the Employee Stock Repurchase Authorization at an average price of $0.98 for a total amount of approximately $0.1 million. During the three months ended March 31, 2024, the Company repurchased 25,285 shares of Class D stock under the authorization at an average price of $3.76 for a total amount of approximately $0.1 million. The Company has approximately $0.1 million remaining under the Employee Stock Repurchase Authorization.
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
During the three months ended March 31, 2025, the Company repurchased 449,252 shares of Class A Common Stock under the 2024 Stock Repurchase Program in the amount of approximately $0.7 million at an average price of $1.48 per share.
During the three months ended March 31, 2025, the Company repurchased 204,646 shares of Class D Common Stock in the amount of approximately $0.2 million at an average price of $0.82 per share. During the three months ended March 31, 2024, the Company did not repurchase any shares of Class D Common stock. After giving effect to the above transaction, the 2024 Stock Repurchase Program has approximately $12.7 million remaining under the authorization. See Note 15 - Subsequent Events of our condensed consolidated financial statements for additional purchases subsequent to March 31, 2025.
During the three months ended March 31 2024, the Company executed Stock Vest Tax Repurchases of 370,767 shares of Class D Common Stock in the amount of approximately $1.3 million at an average price of $3.48 per share.
During the three months ended March 31 2025, the Company executed Stock Vest Tax Repurchases of 125,965 shares of Class D Common Stock in the amount of approximately $0.1 million at a price of $0.98 per share.

On January 25, 2021, the Company closed on an offering (the “2028 Notes”) of $825.0 million in aggregate principal amount of the 2028 Notes in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2028 Notes are general senior secured obligations of the Company and are guaranteed on a senior secured basis by certain of the Company’s direct and indirect restricted subsidiaries. The 2028 Notes mature on February 1, 2028, and interest on the Notes accrues and is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2021 at the rate of 7.375% per annum.
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
During the three months ended March 31, 2025 the Company repurchased approximately $28.2 million of its 2028 Notes at an average price of approximately 58.0% of par, resulting in a net gain on retirement of debt of approximately $11.6 million. There is approximately $56.4 million remaining under the March 2025 Authorization as defined in Note 10 – Long-Term Debt of our condensed consolidated financial statements. During the three months March 31, 2024, the Company repurchased approximately $75.0 million of its 2028 Notes at an average price of approximately 88.3% of par, resulting in a net gain on retirement of debt of approximately $7.9 million. As of March 31, 2025, the total aggregate principal amount of the senior secured notes due 2028 is $556.3 million.
On February 19, 2021, the Company closed on an asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of March 31, 2025, there was no balance outstanding on the Current ABL Facility.
At the Company’s election, the interest rate on borrowings under the Current ABL Facility are based on either (i) the then applicable margin relative to Base Rate Loans (as defined in the Current ABL Facility) or (ii) until the Waiver and Amendment (as defined below) took effect, the then applicable margin relative to LIBOR Loans (as defined in the Current ABL Facility) corresponding to the average availability of the Company for the most recently completed fiscal quarter.
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
The following table provides a summary of our statements of cash flows for the three months ended March 31, 2025, and 2024, respectively:

	Three Months Ended March 31,
	2025	2024

	(In thousands)
Net cash flows provided by (used in) operating activities	$2,085	$(2,477)
Net cash flows (used in) provided by investing activities	(2,547)	406
Net cash flows used in financing activities	(21,544)	(75,753)
Net cash flows provided by (used in) operating activities were approximately $2.1 million and $(2.5) million for the three months ended March 31, 2025, and 2024, respectively. Net cash flow from operating activities for the three months ended March 31, 2025 increased from the prior year primarily due to increased collection of accounts receivable and lower payments for content, offset by the decrease in reserve for audience deficiency.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.
Net cash flows (used in) provided by investing activities were approximately $(2.5) million and $0.4 million for the three months ended March 31, 2025, and 2024, respectively. Net cash flows (used in) investing activities primarily increased from prior year due to an increase in capital expenditures, offset by the cash receipts on disposition of station for $2.0 million.
Net cash flows used in financing activities were approximately $21.5 million and $75.8 million for the three months ended March 31, 2025, and 2024, respectively. During the three months ended March 31, 2025, and 2024, we paid approximately $16.4 million and $66.2 million, respectively, to repurchase approximately $28.2 million and $75.0 million of our 2028 Notes. We repurchased approximately $1.0 million of our Class A and D Common Stock during the three months ended March 31, 2025. We repurchased approximately $1.4 million of our Class A and D Common Stock during the three months ended March 31, 2024. In addition, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right on February 14, 2025 for $3.2 million, which resulted in an increase of the Company’s interest in Reach Media to 94.6% and decreasing the interest of the non-controlling interest shareholders from 10.0% to 5.4%. Finally, Reach Media paid approximately $0.9 million and $1.8 million in dividends to non-controlling interest shareholders during the three months ended March 31, 2025, and 2024, respectively.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the consolidated financial statements in our 2024 Form 10-K. There have been no significant changes in our critical accounting policies from those presented in our Form 10-K.

CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are described in our Form 10-K for the year ended December 31, 2024, under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K.
Radio Broadcasting Licenses

As of March 31, 2025, projected gross market revenues and operating profit margin declined creating a triggering event indicating that the fair value of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value.

To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow analysis for broadcasting licenses across relevant radio markets. The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, operating profit margin, terminal growth rate, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $6.4 million associated with five radio markets within the Radio Broadcasting segment, included in impairment of intangible assets, on the condensed consolidated statement of operations during the three months ended March 31, 2025.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the five largest radio markets in the most recent interim impairment assessment performed as of March 31, 2025. The aggregate impairment recorded for the remaining markets was less than $1.0 million and the key assumptions are not presented for those markets.

Market	Discount Rate	Revenue Growth Rate	Terminal Growth Rate	Mature Market Share	Operating Profit Margin
1	9.5%	(1.5)%- 0.1%	(0.5)%	2.5% - 15.0%	5.0% - 30.0%
2	9.5%	(1.6)% - 0.0%	(0.5)%	0.8% - 5.0%	3.0% - 18.0%
3	9.5%	(1.8)% - (0.1)%	(0.5)%	3.7% - 22.0%	5.0% - 30.0%
4	9.5%	(1.9)% - (0.4)%	(0.5)%	5.0% - 30.0%	2.8% - 17.0%
5	9.5%	(1.9)% - (0.2)%	(0.5)%	2.3% - 14.0%	3.3% - 20.0%

To the extent that there is a potential recession that further disrupts the economic environment impacting the financial performance, market share, or changes in interest rates, these events could negatively affect the key assumptions and result in significantly lower fair value of the broadcasting licenses. Additionally, given limited differences between assessed fair values of each radio broadcasting license and their current carrying value in the quarter ended March 31, 2025, continued declining market share, revenues, growth rates, or changes in the discount rate in applicable radio markets may lead to subsequent impairment.

The following table presents sensitivity analyses for radio broadcasting licenses and goodwill of reporting units within the Radio Broadcasting segment showing the impact on our most recent quantitative impairment assessment resulting from: (i) a 100 basis point decrease in industry or reporting unit terminal growth rates; (ii) a 100 basis point decrease in operating profit margins; (iii) a 100 basis point increase in the discount rate; and (iv) both a 5.0% and 10.0% reduction in the fair values of broadcasting licenses.

Hypothetical Increase in the Recorded Impairment Charge For the Three Months Ended March 31, 2025
Broadcasting Licenses

(in millions)
Impairment Charge Recorded:
Radio Market Reporting Units	$6.4

Hypothetical Change for Radio Market Reporting Units:
A 100-basis point decrease in radio industry terminal growth rates	$3.4
A 100-basis point decrease in operating profit margin in the projection period	4.7
A 100-basis point increase in the applicable discount rate	11.8
A 5.0% reduction in the fair value of broadcasting licenses	3.0
A 10.0% reduction in the fair value of broadcasting licenses	9.1

See Note 9 – Goodwill and Other Intangible Assets of our condensed consolidated financial statements for further discussion.
TV One Trade Name
Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for TV One, the Company reassessed the useful life for the TV One Trade Name. As a result of the reassessment, the Company concluded the useful life should change from indefinite-lived to a definite-lived intangible asset effective January 1, 2025, and the Company has adopted an accelerated amortization method and will amortize this asset with a carrying value of $26.6 million over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of $0.6 million included in depreciation and amortization, on the condensed consolidated statement of operations for the three months ended March 31, 2025.
Goodwill

As of March 31, 2025 the Company performed a qualitative assessment at all of the radio broadcasting reporting units that contain goodwill. Based on the qualitative impairment assessment performed, no goodwill impairment losses were recognized for the three months ended March 31, 2025.

Fair Value Measurements

The Company estimated the fair value of the Employment Agreement Award as of March 31, 2025 and December 31, 2024, at approximately $11.1 million and $10.4 million, respectively, and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to revenue growth rates, future operating profit margins, discount rate, peer companies, average recurring EBITDA multiples and weighting of the income and market approach. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.
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
Indebtedness
As of March 31, 2025, we had approximately $556.3 million of our 2028 Notes outstanding within our corporate structure. See Note 10 - Long-Term Debt of our condensed consolidated financial statements. The Company had no other indebtedness.
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
Lease Obligations
We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next forty-eight years. See Note 14 - Commitments and Contingencies of the Company’s condensed consolidated financial statements for further discussion.
Operating Contracts and Agreements
We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming-related agreements, and other general operating agreements that expire over the next five years.
Reach Media Non-controlling Interest
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of the Company, at the discretion of the Company. The non-controlling interest shareholders of Reach Media exercised 50.0% of their Put Right on January 29, 2024 for $7.6 million. On February 14, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right for approximately $3.2 million, increasing the Company’s interest in Reach Media to approximately 94.6% and decreasing the interest of the non-controlling interest shareholders from approximately 10.0% to approximately 5.4%.
Management, at this time, cannot reasonably determine the period when and if the non-controlling interest shareholders will exercise the remaining portion of the Put Right.
Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of March 31, 2025:

	Payments Due by Period

Contractual Obligations	Remainder of 2025	2026	2027	2028	2029	2030 and Beyond	Total

2028 Notes(a)	$20,515	$41,031	$41,031	$576,863	$—	$—	$679,440
Other operating contracts/agreements(b)	50,758	18,792	6,783	3,338	3,285	54	83,010
Operating lease obligations	6,259	7,967	7,191	6,245	5,791	22,769	56,222
Total	$77,532	$67,790	$55,005	$586,446	$9,076	$22,823	$818,672
(a)Includes interest obligations based on interest rates on senior secured notes outstanding as of March 31, 2025.
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

Of the total amount of other operating contracts and agreements included in the table above, approximately $53.0 million has not been recorded on the balance sheet as of March 31, 2025, as it does not meet recognition criteria. Approximately $12.6 million relates to certain commitments for content agreements for our Cable Television segment, approximately $19.9 million relates to employment agreements, and the remainder relates to other agreements.
Off-Balance Sheet Arrangements
The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of March 31, 2025 and December 31, 2024, there was no balance outstanding on the Current ABL Facility.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period ended March 31, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 as a result of material weaknesses as described below.

Considering the material weaknesses in the Company’s internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements included in this quarterly report on Form 10-Q were prepared in accordance with GAAP. Following such additional procedures, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in the quarterly report on Form 10-Q, in conformity with GAAP.

(b) Material weaknesses in internal control over financial reporting

Management identified the following material weaknesses in internal control over financial reporting as of March 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis.

•Control Environment, Information and Communication, and Monitoring – We did not design and maintain effective entity-level controls impacting the (1) control environment, (2) identification of control activities, and (3) monitoring activities to prevent or detect material misstatements to the consolidated financial statements and assess whether the components of internal control were present and functioning. We did not adequately communicate the relevant information, including objectives and responsibilities, necessary to support the functioning of internal control over financial reporting. We did not develop and perform sufficient ongoing evaluations to ascertain whether the components of internal control were present and functioning.

•Control Activities and Information and Communication – We did not have adequate selection and development of effective control activities resulting in the following material weaknesses:
◦We did not design and maintain effective controls over our financial statement close process. This includes an inadequate level of precision in management’s review during the financial statement close process, an inadequate evaluation and review of the accounting for significant and non-recurring transactions, ineffective design and operating effectiveness of controls to support proper segregation of duties related to the review of manual journal entries and account reconciliations and an inadequate review as part of its reporting and disclosure process.
◦We did not design and maintain management review controls over transactions that require significant judgment. Specifically, controls are not designed to sufficiently evaluate the completeness and accuracy of data used in account analyses related to judgmental areas. Additionally, the Company’s management review controls are not operating effectively, as sufficient evidence was not maintained to demonstrate that reviews occurred with a sufficient level of precision to detect a material misstatement.
These material weaknesses resulted in immaterial errors primarily related to stock-based compensation and the Company’s investment in the operations of RVA Entertainment Holdings, LLC (“RVAEH”) and related income tax accounts, which resulted in the revision of the Company’s financial statements for fiscal year ended December 31, 2022. The Company, in the process of correcting these immaterial errors, recorded other immaterial adjustments previously identified during fiscal year 2022. The adjustments, in aggregate, impacted trade accounts receivable, net, accounts payable, other long-term liabilities, and accumulated deficit in the consolidated balance sheets and selling, general and administrative expenses, and related tax effect in the consolidated statements of operations. Additionally, the material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
•IT General Control Activities – We did not design and maintain information technology ("IT") general controls in the areas of user access, program change management, and IT operations for information technology systems that support the Company’s internal control over financial reporting. Specifically, we did not design and maintain (1) user access controls that adequately restrict privileged and end-user access to financial applications, system infrastructure including intrusion detection and incident response capability, programs, and data to appropriate company personnel, including consideration of segregation of incompatible duties; (2) change management controls for financial applications and related system infrastructure to provide reasonable assurance that IT program and data changes are authorized, sufficiently tested, approved, and implemented appropriately; and (3) IT operations controls for certain financial applications to monitor that scheduled financial programs have run and were operating as intended and data backups and recovery are monitored.
These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute material weaknesses.
(c) Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our risk factors are described in our Form 10-K for the year ended December 31, 2024, under the heading Part I, "Item 1A. Risk Factors". There have been no changes to our risk factors from those disclosed in our Form 10-K filed March 27, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth purchases of our ordinary shares by the Company during the three months ended March 31, 2025:

Period and Class	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Units)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	(d) Maximum Number (or approved Dollar Value) of Shares (or Units) that May Yet be Purchased Under the plans or Programs (in thousands)

Class A
January 1 - January 31, 2025	327,525	$1.50	327,525	$13,030
February 1 - February 28, 2025	70,099	1.42	70,099	12,865
March 1 - March 31, 2025	51,628	1.43	51,628	12,752
Total	449,252	$1.48	449,252	$12,752
Class D
January 1 - January 31, 2025	165,023	$0.97	165,023	$13,030
February 1 - February 28, 2025	79,067	0.81	79,067	12,865
March 1 - March 31, 2025	59,532	0.67	59,532	12,752
Total	303,622	$0.87	303,622	$12,752
(a) On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted. See Note 12 – Stockholders Equity of the Company’s condensed consolidated financial statements for further discussion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
May 14, 2025