Form 10-Q
period 2025-06-30
URBAN ONE, INC.
filed 2025-08-13
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2025
Class A Common Stock, $.001 Par Value	6,182,131
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	34,286,968

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
•risks associated with our investments or potential investment in gaming or other businesses;
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
•public health crises, epidemics and pandemics, or extreme weather events and their impact on our business and the businesses of our advertisers, including disruptions and inefficiencies in the supply chain;
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
•material weaknesses identified in our internal control over financial reporting which, if not remediated, could result in material misstatements in our unaudited condensed consolidated financial statements;
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

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

NET REVENUE	$91,631	$117,744	$183,866	$222,154
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $14, $7, $29, and $14 respectively	28,661	33,263	59,274	65,929
Selling, general and administrative, including stock-based compensation of $560, $1,072, $1,221, and $2,449 respectively (a)	50,053	61,151	100,819	118,157
Depreciation and amortization	3,523	2,993	5,838	4,843
Impairment of goodwill and intangible assets	130,078	80,758	136,521	80,758
Total operating expenses	212,315	178,165	302,452	269,687
Operating loss	(120,684)	(60,421)	(118,586)	(47,533)
INTEREST AND INVESTMENT INCOME	616	1,777	1,582	3,775
INTEREST EXPENSE	(9,704)	(12,404)	(20,628)	(25,402)
GAIN ON RETIREMENT OF DEBT	30,297	7,425	41,884	15,299
OTHER INCOME, NET	124	14	316	900
Loss from consolidated operations before benefit from income taxes	(99,351)	(63,609)	(95,432)	(52,961)
BENEFIT FROM INCOME TAXES	21,382	18,512	5,724	16,010
NET LOSS FROM CONSOLIDATED OPERATIONS	(77,969)	(45,097)	(89,708)	(36,951)
LOSS FROM UNCONSOLIDATED JOINT VENTURE	—	—	—	(411)
NET LOSS	(77,969)	(45,097)	(89,708)	(37,362)
NET (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(67)	334	(64)	576
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(77,902)	$(45,431)	$(89,644)	$(37,938)

NET LOSS TO COMMON STOCKHOLDERS (per share)
Basic	$(1.74)	$(0.94)	$(2.00)	$(0.78)
Diluted	$(1.74)	$(0.94)	$(2.00)	$(0.78)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	44,738,306	48,483,639	44,768,280	48,434,513
Diluted	44,738,306	48,483,639	44,768,280	48,434,513
(a) Corporate selling, general and administrative expenses have been collapsed with Selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

NET LOSS	$(77,969)	$(45,097)	$(89,708)	$(37,362)
COMPREHENSIVE LOSS	$(77,969)	$(45,097)	$(89,708)	$(37,362)
LESS: COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(67)	334	(64)	576
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(77,902)	$(45,431)	$(89,644)	$(37,938)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,732	$137,090
Restricted cash	485	484
Trade accounts receivable, net of allowance for expected credit losses of $3,839 and $4,553, respectively	93,836	113,847
Prepaid expenses	10,602	8,156
Current portion of content assets	37,308	36,861
Other current assets	5,039	8,941
Total current assets	233,002	305,379
CONTENT ASSETS, NET	83,633	86,868
PROPERTY AND EQUIPMENT, NET	28,777	27,822
RIGHT OF USE ASSETS, NET	31,967	31,055
GOODWILL	187,676	196,425
RADIO BROADCASTING LICENSES, NET	128,705	257,759
OTHER INTANGIBLE ASSETS, NET	26,628	30,860
OTHER ASSETS	8,839	8,622
Total assets	$729,227	$944,790
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,990	$19,945
Accrued interest	15,193	18,028
Accrued compensation and related benefits	8,735	11,899
Reserve for audience deficiency	17,236	22,383
Current portion of content payables	9,342	14,233
Current portion of lease liabilities	5,567	7,428
Other current liabilities	18,338	20,386
Total current liabilities	88,401	114,302
LONG-TERM DEBT, net of original issue discount and issuance costs	488,396	579,069
CONTENT PAYABLES, net of current portion	5,526	6,020
LONG-TERM LEASE LIABILITIES	28,242	24,373
OTHER LONG-TERM LIABILITIES	11,011	12,788
DEFERRED TAX LIABILITIES, NET	22,892	29,305
Total liabilities	644,468	765,857

COMMITMENTS AND CONTINGENCIES (NOTE 13)
REDEEMABLE NON-CONTROLLING INTERESTS	2,577	7,988

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 7,236,294 and 7,911,622 shares issued at June 30, 2025 and December 31, 2024, respectively; 6,327,400 and 7,002,728 shares outstanding at June 30, 2025 and December 31, 2024, respectively	7	8
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at each of June 30, 2025 and December 31, 2024	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 shares issued and outstanding at each of June 30, 2025 and December 31, 2024	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 34,100,426 and 34,148,922 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	34	35
Treasury stock, at cost — 908,894 shares at each of June 30, 2025 and December 31, 2024	(1,345)	(1,345)
Additional paid-in capital	1,011,890	1,011,007
Accumulated deficit	(928,409)	(838,765)
Total stockholders’ equity	82,182	170,945
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$729,227	$944,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2024	$8	$3	$2	$35	$(1,345)	$1,011,007	$(838,765)	$170,945
Net loss attributable to Urban One	—	—	—	—	—	—	(11,742)	(11,742)
Stock-based compensation expense	—	—	—	—	—	527	—	527
Repurchase of 449,252 shares of Class A common stock	—	—	—	—	—	(666)	—	(666)
Repurchase of 303,622 shares of Class D common stock	—	—	—	—	—	(265)	—	(265)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(66)	—	(66)
Settlement of stock-based compensation liability	—	—	—	—	—	400	—	400
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	105	—	105
BALANCE, as of March 31, 2025	$8	$3	$2	$35	$(1,345)	$1,011,042	$(850,507)	$159,238
Net loss attributable to Urban One	—	—	—	—	—	—	(77,902)	(77,902)
Stock-based compensation expense	—	—	—	—	—	451	—	451
Repurchase of 226,041 shares of Class A common stock	—	—	—	—	—	(369)	—	(369)
Repurchase of 200,549 shares of Class D common stock	(1)	—	—	(1)	—	(116)	—	(118)
Settlement of stock-based compensation liability	—	—	—	—	—	50	—	50
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(242)	—	(242)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	1,074	—	1,074
BALANCE, as of June 30, 2025	$7	$3	$2	$34	$(1,345)	$1,011,890	$(928,409)	$82,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2023	$10	$3	$2	$34	$1,007,387	$(733,371)	$274,065
Net income attributable to Urban One	—	—	—	—	—	7,493	7,493
Stock-based compensation expense	—	—	—	—	1,384	—	1,384
Repurchase of 396,052 shares of Class D common stock	—	—	—	—	(1,386)	—	(1,386)
Settlement of stock-based compensation liability	—	—	—	1	4,649	—	4,650
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	(1,004)	—	(1,004)
BALANCE, as of March 31, 2024	$10	$3	$2	$35	$1,011,030	$(725,878)	$285,202
Net loss attributable to Urban One	—	—	—	—	—	(45,431)	(45,431)
Stock-based compensation expense	—	—	—	—	1,079	—	1,079
Repurchase of 449,277 shares of Class A common stock	(1)	—	—	—	(923)	—	(924)
Repurchase of 113,283 shares of Class D common stock	—	—	—	—	(178)	—	(178)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	(373)	—	(373)
BALANCE, as of June 30, 2024	$9	$3	$2	$35	$1,010,635	$(771,309)	$239,375
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(89,708)	$(37,362)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,838	4,843
Amortization of debt financing costs	875	994
Amortization of launch assets	1,858	2,490
Amortization of content assets	19,483	22,543
Deferred income taxes	(6,414)	(16,010)
Impairment of goodwill and intangible assets	136,521	80,758
Stock-based compensation expense	1,250	2,463
Gain on retirement of debt	(41,884)	(15,299)
Non-cash fair value adjustment of Employment Agreement Award	1,312	(6,263)
Other	2,585	(484)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	17,597	10,542
Prepaid expenses and other current assets	1,181	4,599
Other assets	(106)	(4,181)
Content assets and payables	(22,080)	(34,168)
Accounts payable	(6,283)	(1,010)
Accrued interest	(2,835)	(3,392)
Accrued compensation and related benefits	(3,164)	(4,080)
Reserve for audience deficiency	(5,147)	5,829
Other liabilities	(2,589)	(9,127)
Net cash flows provided by operating activities	8,290	3,685
INVESTING ACTIVITIES
Purchase of property and equipment	(3,765)	(4,039)
Proceeds from sale of equity securities	—	829
Cash receipts related to disposition of station	—	3,500
Investment in unconsolidated joint venture	—	(609)
Other investments	(200)	—
Acquisition of station and broadcasting assets	(250)	—
Net cash flows used in investing activities	(4,215)	(319)
FINANCING ACTIVITIES
Purchase of ownership interest in Reach Media	(3,232)	(7,603)
Repurchase of long-term debt	(49,538)	(93,934)
Repurchase of common stock, including payments for taxes related to net share settlement of equity awards	(1,726)	(2,488)
Release of secured letters of credit deposit	—	1,260
Payment of dividends to non-controlling interest members of Reach Media	(936)	(1,799)
Net cash flows used in financing activities	(55,432)	(104,564)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(51,357)	(101,198)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	137,574	233,570
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$86,217	$132,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$22,437	$27,691
Income taxes, net of refunds	$166	$2,140

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Settlement of stock-based compensation liability	$450	$4,650
Adjustment of redeemable non-controlling interests to estimated redemption value	$(1,179)	$1,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of June 30, 2025, the Company owned and/or operated 74 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 15 HD stations, and the 2 low power television stations the Company operates), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, the Company has diversified its revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 94.6% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, the Company provides advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
Our core radio broadcasting franchise operates under the brand “Radio One.” The Company also operates other brands, such as TV One, CLEO TV, Reach Media, iONE Digital, and One Solution, while developing additional branding reflective of our diverse media operations and our targeting of African-American and urban audiences.
As part of our unaudited condensed consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, the Company has provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Digital; and (iv) Cable Television. See Note 12 – Segment Information of our unaudited condensed consolidated financial statements for further discussion, including changes in our segment structure.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In management’s opinion, the interim financial data presented herein includes all adjustments (which include only normal recurring adjustments) necessary for a fair statement of its financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Form 10-K. There have been no significant changes to the Company’s accounting policies as described in Note 2 - Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Item 8 of Part II of Form 10-K, other than the change in useful lives of the trade name TV One (the “TV One Trade Name”) and radio broadcasting licenses (see further discussion below).
All amounts presented in these unaudited condensed consolidated financial statements are expressed in thousands of U.S. dollars, except share and per share amounts and unless otherwise noted.

The Company's results are subject to seasonal fluctuations and, typically, revenues are generally lowest in the first calendar quarter of the year. Due to this seasonality, the results for interim periods are not necessarily indicative of results to be expected for the full year. The Company experiences further seasonality in odd versus even years as there tends to be more political activity in even years which can have a positive impact on advertising revenues.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts and operations of Urban One and subsidiaries in which Urban One has a controlling financial interest, which is generally determined to exist when the Company holds a majority voting interest. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests have been recognized where a controlling interest exists, but the Company owns less than 100% of the controlled entity.
The Company is required to include the financial statements of variable interest entities (“VIE”) in its unaudited condensed consolidated financial statements. Under the VIE model, the Company consolidates an investment if it has control to direct the activities of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform to the current quarter presentation. Specifically, Corporate selling, general and administrative expenses have been collapsed with Selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Radio Broadcasting Licenses and TV One Trade Name
In connection with the Company's past acquisitions, a portion of the purchase price was allocated to radio broadcasting licenses and the TV One Trade Name. Historically, these intangible assets were not amortized but tested annually for impairment at the reporting unit level and accounting unit level on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values. The excess is recorded to operations as an impairment charge.
The Company tests for radio broadcasting license impairment at the accounting unit level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about market revenue and projected revenue growth by market, mature market share, operating profit margin, discount rate and terminal growth rate where applicable.
As of March 31, 2025 and May 31, 2025, the Company's projected gross market revenues and operating profit margin declined in the Radio Broadcasting segment creating a triggering event indicating that the fair value of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value.
The Company recognized an impairment loss of approximately $6.4 million associated with five radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the three months ended March 31, 2025.

The Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2025.

Due to industry and macro-economic conditions along with ongoing declines in national and local radio listenership, and forecasted cash flows for Radio Broadcasting, the Company reassessed the useful life for the broadcasting licenses. As a result of the reassessment, the Company concluded the useful life should change from indefinite-lived to finite-lived intangible assets effective June 1, 2025. The Company has adopted an accelerated amortization method and will amortize the assets over a range of 9 to 18-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense included in depreciation and amortization, on the unaudited condensed consolidated statement of operations. See further information in Note 8 - Goodwill and Other Intangible Assets.

Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for TV One, the Company reassessed the useful life for the TV One Trade Name. As a result of the reassessment, the Company concluded the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and will amortize this asset over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense included in depreciation and amortization, on the unaudited condensed consolidated statement of operations. See further information in Note 8 - Goodwill and Other Intangible Assets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. The most significant estimates and assumptions are used in determining: (i) estimates of future cash flows, revenue growth, operating profit margin mature market share, terminal growth rate used to evaluate and recognize impairments; (ii) useful lives of radio broadcasting licenses and TV One Trade Name (iii) estimates of fair value of the Employment Agreement Award (as defined in Note 5 - Fair Value Measurements) and the redeemable non-controlling interest in Reach Media; and (iv) deferred taxes and related valuation allowance, including uncertain tax positions.
These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. The Company bases these estimates on historical experience, the current economic environment or various other assumptions that are believed to be reasonable under the circumstances. However, economic uncertainty, changes in consumer behavior, and any disruption in financial markets increase the possibility that actual results may differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects are reflected prospectively in the period they occur.
Supplemental Financial Information
The following table presents the components of Other Current Liabilities and Other Long-term Liabilities:

	June 30, 2025	December 31, 2024

	(In thousands)
Other current liabilities
Customer advances and unearned income	$3,101	$2,200
Unearned event income	1,468	1,152
Professional fee accrual	992	3,781
Operating expense accruals	2,828	2,512
Employment Agreement Award (as defined in Note 5)	4,518	3,044
Deferred barter revenue	1,414	1,688
Other	4,017	6,009
Total other current liabilities	$18,338	$20,386

Other long-term liabilities
Employment Agreement Award (as defined in Note 5)	$7,220	$7,382
Reserve for uncertain tax position	1,829	1,829
Other	1,962	3,577
Total long-term liabilities	$11,011	$12,788

Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the unaudited condensed consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the unaudited condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Cash and cash equivalents	$85,732	$131,890
Restricted cash	485	482
Total cash, cash equivalents, and restricted cash shown in the Unaudited Condensed Consolidated Statements of Cash Flows	$86,217	$132,372
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
In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (VIE).”, which clarifies the guidance in determining the accounting acquirer in a business combination effected primarily by exchanging equity interests when the acquiree is a VIE that meets the definition of a business. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively to acquisitions after the adoption date. The Company is in the process of evaluating the impact of this new guidance on the disclosures within its consolidated financial statements.

3. NET REVENUE

Revenue Recognition

The following tables show the sources of the Company’s net revenue by contract type and segment for the three and six months ended June 30, 2025 and 2024:

(In thousands)	Radio Broadcasting	Reach Media	Digital(1)	Cable Television(1)	All Other - Corporate/Eliminations	Consolidated
Three Months Ended June 30, 2025
Radio advertising	$34,028	$5,300	$—	$—	$(701)	$38,627
Political advertising	241	—	13	—	—	254
Digital advertising	—	—	10,241	—	—	10,241
Cable Television advertising	—	—	—	22,977	—	22,977
Cable Television affiliate fees	—	—	—	17,061	—	17,061
Event revenues & other	2,424	15	—	32	—	2,471
Net revenue	$36,693	$5,315	$10,254	$40,070	$(701)	$91,631

Three Months Ended June 30, 2024
Radio advertising	$37,235	$8,845	$—	$—	$(659)	$45,421
Political advertising	1,344	450	358	—	—	2,152
Digital advertising(1)	—	—	13,714	—	—	13,714
Cable Television advertising(1)	—	—	—	23,985	—	23,985
Cable Television affiliate fees	—	—	—	19,315	—	19,315
Event revenues & other	3,420	9,634	—	12	91	13,157
Net revenue	$41,999	$18,929	$14,072	$43,312	$(568)	$117,744

(In thousands)	Radio Broadcasting	Reach Media	Digital(1)	Cable Television(1)	All Other - Corporate/Eliminations	Consolidated
Six Months Ended June 30, 2025
Radio advertising	$65,078	$11,100	$—	$—	$(1,334)	$74,844
Political advertising	390	—	14	—	—	404
Digital advertising	—	—	20,452	—	—	20,452
Cable Television advertising	—	—	—	48,402	—	48,402
Cable Television affiliate fees	—	—	—	35,778	—	35,778
Event revenues & other	3,835	68	—	83	—	3,986
Net revenue	$69,303	$11,168	$20,466	$84,263	$(1,334)	$183,866

Six Months Ended June 30, 2024
Radio advertising	$70,988	$17,226	$—	$—	$(1,453)	$86,761
Political advertising	2,511	498	379	—	—	3,388
Digital advertising(1)	—	—	25,881	—	—	25,881
Cable Television advertising(1)	—	—	—	51,129	—	51,129
Cable Television affiliate fees	—	—	—	40,103	—	40,103
Event revenues & other	4,851	9,677	—	85	279	14,892
Net revenue	$78,350	$27,401	$26,260	$91,317	$(1,174)	$222,154
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include reclassification of a portion of revenues from our CTV offering from the Digital segment to the Cable Television segment.

Contract Assets and Liabilities
Contract assets and contract liabilities that are not separately stated in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2025, and consolidated balance sheet as of December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024

	(In thousands)
Contract assets:
Unbilled receivables	$3,265	$5,969
Contract liabilities:
Customer advances and unearned income	$3,101	$2,200
Reserve for audience deficiency	17,236	22,383
Unearned event income	1,468	1,152
Unbilled receivables consist of earned revenue that has not yet been billed. Contract assets are included in trade accounts receivable, net on the unaudited condensed consolidated balance sheets. Customer advances and unearned income represent advance payments by customers for future services under contract that are generally fulfilled in the near term. For advertising sold based on audience guarantees, audience deficiency typically results in an obligation to deliver additional advertising units to the customer, generally within one year of the campaign end date. To the extent that audience guarantees are not met, a reserve for audience deficiency is recorded until such a time that the audience guarantee has been satisfied. Unearned event income represents payments by customers for upcoming events. Contract liabilities are included in other current liabilities on the unaudited condensed consolidated balance sheets.
All of the customer advances and unearned income as of January 1, 2025 was recognized as revenue during the six months ended June 30, 2025. For the reserve for audience deficiency as of January 1, 2025, approximately $8.5 million was recognized as revenue during the six months ended June 30, 2025.
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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss attributable to Class A, Class B, Class C and Class D stockholders	$(77,902)	$(45,431)	$(89,644)	$(37,938)
Denominator:
Denominator for basic net loss per share - weighted average outstanding shares	44,738,306	48,483,639	44,768,280	48,434,513
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Denominator for diluted net loss per share - weighted-average outstanding shares	44,738,306	48,483,639	44,768,280	48,434,513

Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – basic	$(1.74)	$(0.94)	$(2.00)	$(0.78)
Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – diluted	$(1.74)	$(0.94)	$(2.00)	$(0.78)
For the three and six months ended June 30, 2025, there were approximately 6.1 million and 6.0 million potentially dilutive securities, respectively, that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented. For the three and six months ended June 30, 2024 there were approximately 6.3 million and 5.1 million potentially dilutive securities, respectively excluded from the computation of diluted EPS.

5. FAIR VALUE MEASUREMENTS
The Company reports financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
As of June 30, 2025 and December 31, 2024, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of June 30, 2025
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$11,738	$—	$—	$11,738

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$2,577	$—	$—	$2,577

Assets subject to fair value measurement:
Cash equivalents - money market funds (c)	$56,980	$56,980	$—	$—

As of December 31, 2024
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$10,426	$—	$—	$10,426

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$7,988	$—	$—	$7,988

Assets subject to fair value measurement:
Cash equivalents-money market funds(c)	$102,258	$102,258	$—	$—

(a) On April 3, 2024, the Company entered into an employment agreement (“2024 Employment Agreement”) with Alfred C. Liggins, III, President and Chief Executive Officer (“CEO”) pursuant to which he is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4.0% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. The terms of the 2024 Employment Agreement were effective as of January 1, 2022.

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

There were no transfers within Level 1, 2, or 3 during the six months ended June 30, 2025 and 2024. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025 and 2024:

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2024	$10,426	$7,988
Net loss attributable to redeemable non-controlling interests	—	(64)
Distributions	—	—
Purchase of ownership interest in Reach Media	—	(3,232)
Dividends paid to redeemable non-controlling interests	—	(936)
Change in fair value	1,312	(1,179)
Balance as of June 30, 2025	$11,738	$2,577

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2023	$22,970	$16,520
Net income attributable to redeemable non-controlling interests	—	576
Purchase of ownership interest in Reach Media	—	(7,603)
Dividends paid to redeemable non-controlling interests	—	(1,799)
Change in fair value	(6,263)	1,377
Balance as of June 30, 2024	$16,707	$9,071
Changes in the fair value of the Employment Agreement Award were recorded in the unaudited condensed consolidated statements of operations as selling, general and administrative expenses for the six months ended June 30, 2025 and 2024. The long-term portion is recorded in other long-term liabilities, and the current portion is recorded in other current liabilities in the unaudited condensed consolidated balance sheets.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			June 30, 2025		December 31, 2024

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value(a)
Employment Agreement Award	Discounted cash flow	Discount rate	11.5%		11.5%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	20.0% - 38.1%		27.0% - 34.4%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(7.8)% - (2.0)%		(12.2)% - 1.9%
Employment Agreement Award	Market approach	Average recurring EBITDA multiple	4.0x - 4.5x		4.5x
Redeemable non-controlling interests	Discounted cash flow	Discount rate	15.5%		20.5%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range	6.8% - 21.7%		30.9% - 34.0%
Redeemable non-controlling interests	Discounted cash flow	Revenue growth rate range	(0.5)% - 24.3%		(5.1)% - 19.7%
Redeemable non-controlling interests	Market approach(b)	EBITDA Exit multiple	N/A	4.0	x
(a)Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance of cash flows.
(b) The Company did not utilize the market approach to measure the fair value of the redeemable non-controlling interests as of June 30, 2025.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, which are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. See Note 8 – Goodwill and Other Intangible Assets of the Company's unaudited condensed consolidated financial statements for further discussion.
Financial Instruments
As of June 30, 2025 and December 31, 2024, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, its asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2025 and December 31, 2024, except for the Company’s long-term debt, which is disclosed in Note 9 - Long-Term Debt.

6. CONTENT ASSETS
The gross cost and accumulated amortization of content assets is as follows:

	June 30, 2025	December 31, 2024

	(In thousands)
Licensed Content, net
Acquired	$22,748	$25,389
Produced Content, net
Completed	89,715	86,367
In production	8,478	11,798
In development and pre-production	—	175
Content assets, net	120,941	123,729
Less: current portion	(37,308)	(36,861)
Noncurrent portion	$83,633	$86,868
Amortization of content assets is recorded in the unaudited condensed consolidated statements of operations as programming and technical expenses. Content amortization for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Content amortization - acquired	$2,912	$3,342	$6,891	$6,698
Content amortization - produced	6,689	7,758	12,592	15,845
Total content amortization	$9,601	$11,100	$19,483	$22,543

7. RELATED PARTY TRANSACTIONS
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
Effective August 12, 2024, Reach Media and the Foundation entered into a new agreement regarding the Fantastic Voyage (the “FV Revised Agreement”). Cruises beginning with Fantastic Voyage 2025 will operate under the FV Revised Agreement. The FV Revised Agreement provides that Reach Media shall have the right, but not the obligation, to renew the agreement for another year, provided that it notifies the Foundation within ninety (90) days of the conclusion of the prior cruise. The Foundation owed Reach Media approximately $1.0 million as of December 31, 2024.
Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of June 30, 2025 and December 31, 2024.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., was a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. On February 8, 2024, a sale of BMI to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of approximately $0.8 million. Due to the sale of BMI, Mr. Liggins is no longer a member of the BMI Board of Directors. The Company incurred expenses of approximately $0.8 million with BMI during the six months ended June 30, 2024.
8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the Company's goodwill carrying values for its reportable segments during 2025:

	Radio Broadcasting	Reach Media	Digital (1)	Cable Television (1)	Total
	(in thousands)
As of December 31, 2024
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	(20,174)	(181,621)
Net goodwill at December 31, 2024	$29,979	$14,354	$7,222	$144,870	$196,425

Additions	—	—	—	—	—
Impairments	(3,858)	—	(4,891)	—	(8,749)
Intersegment transfers (out) in (1)	—	—	(655)	655	—

As of June 30, 2025
Gross goodwill	$154,967	$30,468	$26,912	$165,699	$378,046
Accumulated impairment losses	(128,846)	(16,114)	(25,236)	(20,174)	(190,370)
Net goodwill at June 30, 2025	$26,121	$14,354	$1,676	$145,525	$187,676
(1) Includes the allocation of goodwill relating to the reclassification of the portion of the Company's CTV offering previously within the Digital reportable segment to our Cable Television reportable segment. See Note 12 - Segment Information for information on this segment reclassification.

As of May 31, 2025, an overall decline in revenue and operating profit margin created a triggering event indicating the fair value of the Company's Radio Broadcasting, Reach Media and Digital reportable units were more likely than not to be less than its carrying value. Therefore, the Company performed interim quantitative assessments at ten of the reporting units containing goodwill. During the three months ended June 30, 2025, the Company recorded impairment losses of approximately $4.9 million and $3.9 million to reduce the carrying value of our Digital and Radio Broadcasting reporting units goodwill balances, respectively.
Radio Broadcasting Licenses
As of May 31, 2025, the Company's projected gross market revenues and operating profit margin declined in the Radio Broadcasting segment creating a triggering event indicating that the fair value of certain of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value.

To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow analysis for broadcasting licenses across relevant radio markets. The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, operating profit margin, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company recognized impairment loss of approximately $127.8 million within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the twelve radio markets in the most recent interim impairment assessment performed as of June 30, 2025.

Radio Broadcasting Licenses	June 30, 2025
Discount rate	9.5%
Revenue growth rate range	(3.2)% - 0.3%
Mature market share range	0.8% - 33.0%
Operating profit margin range	0.8% - 30.0%
Due to industry and macro-economic conditions along with ongoing declines in national and local radio listenership, and forecasted cash flows for Radio Broadcasting, the Company reassessed the useful life for the broadcasting licenses. As a result of the reassessment, the Company concluded the useful life should change from indefinite-lived to finite-lived intangible assets effective June 1, 2025. The Company has adopted an accelerated amortization method and will amortize the assets with a carrying value of $129.9 million over a range of 9 to 18-year period This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of $1.3 million included in depreciation and amortization, on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively.
The following table presents the changes in the Company’s radio broadcasting licenses carrying value during the six months ended June 30, 2025.

(In thousands)
Balance as of January 1, 2025	$257,759
Impairment charges	(127,772)
Amortization expense	(1,282)
Balance as of June 30, 2025	$128,705
Future estimated amortization expense related to the broadcasting licenses for the years 2025 through 2030, and thereafter, is as follows:

(In thousands)
Remainder of 2025	$7,691
2026	14,785
2027	13,762
2028	12,740
2029	11,717
2030	10,698
Thereafter	57,312

TV One Trade Name
Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for TV One, the Company reassessed the useful life for the trade name TV One (the “TV One Trade Name”). As a result of the reassessment, the Company concluded the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and started to amortize this asset with a carrying value of $26.6 million as of January 1, 2025 over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of $0.6 million and $1.3 million included in depreciation and amortization, on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively.
Future estimated amortization expense related to the TV One Trade Name for the years 2025 through 2030 and thereafter is as follows:

(In thousands)
Remainder of 2025	$1,266
2026	2,407
2027	2,280
2028	2,153
2029	2,027
2030	1,900
Thereafter	13,300

9. LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2025	December 31, 2024

	(In thousands)
2028 Notes	$492,336	$584,575
Total debt	492,336	584,575
Less: issuance discount and issuance costs	(3,940)	(5,506)
Long-term debt, net	$488,396	$579,069
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
The 2028 Notes and the guarantees are secured, subject to permitted liens and except for certain excluded assets: (i) on a first priority basis by substantially all of the Company’s and the guarantors’ current and future property and assets (other than accounts receivable, cash, deposit accounts, other bank accounts, securities accounts, inventory and related assets that secure the Company’s asset-backed revolving credit facility on a first priority basis (the “ABL Priority Collateral”), including the capital stock of each guarantor (collectively, the “Notes Priority Collateral”) and (ii) on a second priority basis by the ABL Priority Collateral.
The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 2028 Notes.

The deferred financing costs included in interest expense for all instruments, for each of the three and six months ended June 30, 2025 and 2024, was approximately $0.4 million and $0.9 million, respectively. The Company’s effective interest rate for the three and six months ended June 30, 2025 and 2024 was 7.72% and 7.80%, respectively.
From time to time, the Company may repurchase its debt securities in open market purchases. Under open authorizations by the Company's Board of Directors, repurchases of the outstanding debt may be made from time to time on the open market or in privately negotiated transactions in accordance with applicable laws and regulations. Repurchased debt is retired when repurchased. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s outstanding debt and other factors, and subject to restrictions under applicable law.
The following table details the repurchase activity of our 2028 Notes:

	Three Months Ended June 30, 2025	Three Months Ended March 31, 2025	Three Months Ended June 30, 2024	Three Months Ended March 31, 2024
	(in thousands)
Repurchased amount at par value	$64,012	$28,227	$35,525	$75,000
Weighted-average percentage of par	51.8%	58.0%	78.0%	88.3%
Net gain on retirement of debt	30,297	11,587	7,425	7,874
After giving effect to all the repurchases of the outstanding debt, the Company has approximately $48.2 million remaining under the current authorization by the Board of Directors on a cash basis.
The 2028 Notes had a fair value of approximately $276.9 million as of June 30, 2025. The fair value of the 2028 Notes, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date.
Asset-Backed Credit Facilities
On February 19, 2021, the Company closed on its current asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of each of June 30, 2025 and December 31, 2024, there was no balance outstanding on the Current ABL Facility.
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
All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company is in compliance with its covenant as of June 30, 2025.

Additionally, under a Waiver and Amendment dated April 30, 2023 (the “Waiver and Amendment”), the Current ABL Facility was amended to provide that from and after the date thereof, any request for a new London Interbank Offer Rate, (“LIBOR Loan”) (as defined in the Current ABL Facility), for a continuation of an existing LIBOR Loan (as defined in the Current ABL Facility) or for a conversion of a Loan to a LIBOR Loan (as defined in the Current ABL Facility) shall be deemed to be a request for a loan bearing interest at Term Secured Overnight Financing Rate Data (“SOFR”) (as defined in the Amended Current ABL Facility) (the “SOFR Interest Rate Change”). As the Company was undrawn under the Current ABL Facility as of the date of the Waiver and Amendment, the SOFR Interest Rate Change would only bear upon future borrowings by the Company such that they bear an interest rate relating to the secured overnight financing rate. These provisions of the Waiver and Amendment are intended to transition loans under the Current ABL Facility to the new secured overnight financing rate as the benchmark rate.
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
Future Minimum Principal Payments
Future scheduled minimum principal payments of debt as of June 30, 2025, are as follows:

2028 Notes
(In thousands)
July-December 2025	$—
2026	—
2027	—
2028	492,336
2029	—
Total debt	$492,336

10. INCOME TAXES

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $5.7 million on pre-tax loss from unaudited condensed consolidated operations of approximately $95.4 million for the six months ended June 30, 2025. This results in an effective tax rate of approximately 6.0%, which includes approximately $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and approximately $6.6 million of discrete tax expense related to the impact of the change of accounting estimate for radio broadcasting licenses for the six months ended June 30, 2025. The estimated annual effective tax rate differs from the federal statutory tax rate of 21% primarily due to the impact of state taxes, non-deductible expenses, and the impact of the valuation allowance against disallowed interest expense and net operating losses.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. Management considers all available evidence, both negative and positive, that could impact the future realization of these DTAs including the continued impact of impairment charges on our operating results. As of June 30, 2025, the Company maintains a valuation allowance on its DTAs, most significantly its net operating losses and disallowed interest expense assets, after taking into consideration future taxable income from reversing deferred tax liabilities. In conjunction with the change in accounting estimate for radio broadcasting licenses described in Note 2 – Summary of Significant Accounting Policies, the Company’s estimate of the realization of certain indefinite-lived intangible assets were re-evaluated.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its unaudited condensed consolidated financial statements.

The Company is subject to continuous examination of the Company’s income tax returns by the Internal Revenue Service (“IRS”) and other domestic tax authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.
11. STOCKHOLDERS EQUITY

Reverse Stock Split
On February 21, 2025, our Board of Directors authorized a reverse stock split across all classes of the Company’s outstanding common stock. The Board's authorization was subject to the approval of the Company's stockholders and was approved by the stockholders on June 18, 2025. In its authorization, the Board reserved the right to abandon the reverse stock split, even if approved by the stockholders, if the Board, in its discretion, determines that the reverse stock split is no longer in the best interests of the Company or its stockholders. If implemented, the ratio and timing will be determined by the Audit Committee of the Board. See Note 14 - Subsequent Events of our unaudited condensed consolidated financial statements for more details.
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
On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant (the “Employee Stock Repurchase Authorization”). During the six months ended June 30, 2025, the Company did not repurchase any shares of Class A common stock under the Stock Grant Authorization. During the six months ended June 30, 2025, the Company repurchased 98,976 shares of Class D Common Stock for approximately $0.1 million at an average price of $0.98 per share. After giving effect to the above transactions, the Employee Stock Repurchase Authorization has approximately $0.1 million remaining.

On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted.
The following table details our stock repurchases under the 2024 Stock Repurchase Program during the six months ended June 30, 2025:

	Class A	Class D
Shares of common stock repurchased	675,293	405,195
Average price paid per share	$1.53	$0.70
Total cost	$1,035,029	$285,024
After giving effect to the above transaction and prior activity, the 2024 Stock Repurchase Program has approximately $12.2 million remaining under the authorization. See Note 14 - Subsequent Events of our unaudited condensed consolidated financial statements for additional purchases subsequent to June 30, 2025.

12. SEGMENT INFORMATION
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

Effective January 1, 2025, the Company modified the composition of two of our reportable segments to reflect changes in how they operate their businesses. The Company transferred the CTV offering within our Digital segment to our Cable Television segment. This change aligns the CTV offering with the results of operations within our Cable Television segment. Prior period Cable Television and Digital segment information included in this Quarterly Report on Form 10-Q has been reclassified to conform to the current period presentation. In addition, prior period segment information has been recast between the Sales and marketing and the General and administrative significant segment expenses across the four segments to conform the presentation of significant segment expenses used to evaluate segment performance by the CODM.

In addition to the reportable segments above, the Company has a “Corporate/Eliminations/Other” category that includes business activities not directly attributable to a specific reportable segment. Each of our four reportable segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.
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

The Company evaluates the operating performance of its reportable segments based on financial measures such as segment net revenue and Adjusted EBITDA. The CODM evaluates each segment’s performance based on Adjusted EBITDA, guiding strategic decisions to align with company-wide goals, assessing the operating results and performance of the segments, identifying strategies to improve performance, and allocating resources to each segment. Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. Significant segment expenses provided to the CODM and included within Adjusted EBITDA include programming and technical, sales and marketing, and general and administrative. Prior year information was revised to reflect Adjusted EBITDA as the segment profit measure.

Detailed segment data for the three and six months ended June 30, 2025 and 2024 is presented in the following table:

	Three Months Ended June 30, 2025
	(in thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$36,693	$5,315	$10,254	$40,070
OPERATING EXPENSES:
Programming and technical	9,993	3,178	3,267	12,372
Sales and marketing	13,389	3,053	6,572	5,831
General and administrative	6,373	735	561	3,811
Other segment income (expenses)	—	—	—	—
Segment Adjusted EBITDA	$6,938	$(1,651)	$(146)	$18,056

	Three Months Ended June 30, 2024
	(in thousands)
	Radio Broadcasting	Reach Media	Digital (1)	Cable Television (1)

NET REVENUE	$41,999	$18,929	$14,072	$43,312
OPERATING EXPENSES:
Programming and technical	11,436	3,641	3,520	14,913
Sales and marketing (2)	13,161	11,046	7,491	8,308
General and administrative (2)	7,661	793	347	4,158
Other segment (expenses) income	(246)	8	—	89
Segment Adjusted EBITDA	$9,495	$3,457	$2,714	$16,022

	Six Months Ended June 30, 2025
	(in thousands)

	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$69,303	$11,168	$20,466	$84,263
OPERATING EXPENSES:
Programming and technical	21,286	6,546	6,454	25,281
Sales and marketing	24,935	5,178	13,359	14,927
General and administrative	13,423	1,761	745	7,406
Other segment income (expenses)	127	115	4	(1)
Segment Adjusted EBITDA	$9,786	$(2,202)	$(88)	$36,648

	Six Months Ended June 30, 2024
	(in thousands)
	Radio Broadcasting	Reach Media	Digital (1)	Cable Television (1)

NET REVENUE	$78,350	$27,401	$26,260	$91,317
OPERATING EXPENSES:
Programming and technical	22,765	7,125	7,023	29,513
Sales and marketing (2)	24,555	13,225	13,195	18,447
General and administrative (2)	15,727	1,763	981	8,123
Other segment (expenses) income	(174)	(1)	—	89
Segment Adjusted EBITDA	$15,129	$5,287	$5,061	$35,323
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Segment Adjusted EBITDA to loss from consolidated operations before benefit from income taxes reconciliation
Segment Adjusted EBITDA	$23,197	$31,688	$44,144	$60,800
Less: Corporate/Eliminations/Other	(9,237)	(2,766)	(17,327)	(9,621)
Corporate costs(a)	362	3,488	1,109	8,847
Severance-related costs	—	516	219	580
Loss from ceased non-core business initiatives	107	509	466	1,221
Stock-based compensation	574	1,079	1,250	2,463
Depreciation and amortization	3,523	2,993	5,838	4,843
Impairment of goodwill and intangible assets	130,078	80,758	136,521	80,758
Interest and investment income	(616)	(1,777)	(1,582)	(3,775)
Interest expense	9,704	12,404	20,628	25,402
Gain on retirement of debt	(30,297)	(7,425)	(41,884)	(15,299)
Other income, net	(124)	(14)	(316)	(900)
Loss from consolidated operations before benefit from income taxes	$(99,351)	$(63,609)	$(95,432)	$(52,961)
(a) Corporate costs include professional fees related to the material weakness remediation efforts.

	Three Months Ended June 30,
	2025	2024

	(In thousands)
Capital expenditures:
Radio Broadcasting	$590	$1,753
Reach Media	8	19
Digital	380	431
Cable Television	—	—
All other - corporate/eliminations	240	21
Consolidated	$1,218	$2,224

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Capital expenditures:
Radio Broadcasting	$2,725	$2,837
Reach Media	8	29
Digital	664	878
Cable Television	—	69
All other - corporate/eliminations	368	226
Consolidated	$3,765	$4,039

13. COMMITMENTS AND CONTINGENCIES

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
Reach Media Redeemable Non-controlling Interests
Beginning on January 1, 2018, the non-controlling interest shareholders of Reach Media have had an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares (the “Put Right”). This annual right is exercisable for a 30-day period beginning January 1 of each year. The purchase price for such shares may be paid in cash and/or registered Class D common stock of Urban One, at the discretion of Urban One. The non-controlling interest shareholders of Reach Media exercised 50.0% of their Put Right on January 26, 2024. On March 8, 2024, Reach Media closed on the Put Interest increasing the Company’s interest in Reach Media to approximately 90.0% and decreasing the interest of the non-controlling interest shareholders from approximately 20.0% to approximately 10.0%. Reach Media paid the non-controlling interest shareholders approximately $7.6 million for the 10.0% interest. On February 14, 2025, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right for approximately $3.2 million, increasing the Company’s interest in Reach Media to approximately 94.6% and decreasing the interest of the non-controlling interest shareholders from approximately 10.0% to approximately 5.4%.
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

14. SUBSEQUENT EVENTS

Since July 1, 2025, and through the date of this filing, the Company repurchased 145,269 shares of Class A common stock for approximately $0.3 million at an average price of $1.76.
Since July 1, 2025, and through the date of this filing, the Company repurchased 307,690 shares of Class D common stock for approximately $0.2 million at an average price of $0.66.
On February 11, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department of NASDAQ notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s Class D common stock, par value $0.001 per share (the “Class D Common Stock”) had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice had and has no immediate effect on the listing of the Class D Common Stock, which continues to trade on the NASDAQ Capital Market under the symbol “UONEK”. The Notice also has no impact on the Company’s Class A Common Stock which trades under the symbol “UONE.”
In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until August 11, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Class D Common Stock must be at least $1.00 per share for a minimum of ten (10) consecutive business days as required under NASDAQ Listing Rule 5810(c)(3)(A) (unless the NASDAQ staff exercises its discretion to extend this ten-day period pursuant to NASDAQ Listing Rule 5810(c)(3)(H)) during the 180-day period prior to August 11, 2025.
On June 18, 2025, the Company’s stockholders approved an amendment to our Amended and Restated Articles of Incorporation to permit us to effect a reverse stock split of our outstanding Class A and Class D Common Stock, at a ratio within a range between one-for-two and one-for-30, subject to and as determined by a committee appointed by our Board of Directors.
On August 1, 2025, the Company requested an additional 180 period to comply with the Minimum Bid Price Requirement as permitted under the NASDAQ Listing Rules. In making the request, the Company noted that it continued to meet the listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement. It further noted that it committed to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On August 12, 2025, NASDAQ informed the Company that it had been granted an additional 180 calendar days to meet the Minimum Bid Price Requirement including by effecting a reverse stock split, if necessary. Therefore, the Company has until February 9, 2026 to regain compliance with the Minimum Bid Price Requirement.

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
The following table shows the percentage of unaudited condensed consolidated net revenue generated by each reporting segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Radio Broadcasting segment	40.0%	35.7%	37.7%	35.3%
Reach Media segment	5.8%	16.1%	6.1%	12.3%
Digital segment(1)	11.2%	11.9%	11.1%	11.8%
Cable Television segment(1)	43.7%	36.8%	45.8%	41.1%
All other - corporate/eliminations	(0.7)%	(0.5)%	(0.7)%	(0.5)%
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include reclassification of a portion of revenues from our CTV offering from the Digital segment to the Cable Television segment.
The following table shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Percentage of core radio business generated from local advertising	65.0%	60.6%	65.5%	62.8%
Percentage of core radio business generated from national advertising, including network advertising	28.4%	31.3%	29.0%	31.0%
National and local advertising also includes advertising revenue generated from our Digital segment and low power television revenue. The balance of net revenue from our Radio Broadcasting segment is generated from ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following table shows the sources of our net revenue for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(In thousands)
Net revenue:
Radio advertising	$38,627	$45,421	$(6,794)	(15.0)%
Political advertising	254	2,152	(1,898)	(88.2)
Digital advertising(1)	10,241	13,714	(3,473)	(25.3)
Cable Television advertising(1)	22,977	23,985	(1,008)	(4.2)
Cable Television affiliate fees	17,061	19,315	(2,254)	(11.7)
Event revenues & other	2,471	13,157	(10,686)	(81.2)
Net revenue	$91,631	$117,744	$(26,113)	(22.2)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change

	(In thousands)
Net revenue:
Radio advertising	$74,844	$86,761	$(11,917)	(13.7)%
Political advertising	404	3,388	(2,984)	(88.1)
Digital advertising(1)	20,452	25,881	(5,429)	(21.0)
Cable Television advertising(1)	48,402	51,129	(2,727)	(5.3)
Cable Television affiliate fees	35,778	40,103	(4,325)	(10.8)
Event revenues & other	3,986	14,892	(10,906)	(73.2)
Net revenue	$183,866	$222,154	$(38,288)	(17.2)%
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

URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical unaudited condensed consolidated results of operations:
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	Change

	(In thousands)

Net revenue	$91,631	$117,744	$(26,113)	(22.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	28,647	33,256	(4,609)	(13.9)
Selling, general and administrative, excluding stock-based compensation	49,493	60,079	(10,586)	(17.6)
Stock-based compensation	574	1,079	(505)	(46.8)
Depreciation and amortization	3,523	2,993	530	17.7
Impairment of goodwill and intangible assets	130,078	80,758	49,320	61.1
Total operating expenses	212,315	178,165	34,150	19.2
Operating loss	(120,684)	(60,421)	(60,263)	99.7
Interest and investment income	616	1,777	(1,161)	(65.3)
Interest expense	(9,704)	(12,404)	2,700	(21.8)
Gain on retirement of debt	30,297	7,425	22,872	*NM
Other income, net	124	14	110	*NM
Loss from operations before benefit from income taxes	(99,351)	(63,609)	(35,742)	56.2
Benefit from income taxes	21,382	18,512	2,870	15.5
Net loss from consolidated operations	(77,969)	(45,097)	(32,872)	72.9
Net loss	(77,969)	(45,097)	(32,872)	72.9
Net (loss) income attributable to non-controlling interests	(67)	334	(401)	*NM
Net loss attributable to common stockholders	$(77,902)	$(45,431)	$(32,471)	71.5%
*NM - Not meaningful

Net Revenue

Three Months Ended June 30,		Change
2025	2024
$91,631	$117,744	$(26,113)	(22.2)%
During the three months ended June 30, 2025, we recognized approximately $91.6 million in net revenue compared to approximately $117.7 million during the three months ended June 30, 2024. These amounts are net of agency and outside sales representative commissions. We recognized approximately $36.7 million of revenue from our Radio Broadcasting segment during the three months ended June 30, 2025, compared to approximately $42.0 million during the three months ended June 30, 2024, a decrease of approximately $5.3 million. This decrease was primarily driven by weaker overall market demand from the national advertisers and lower event revenues. We recognized approximately $5.3 million of revenue from our Reach Media segment during the three months ended June 30, 2025, compared to approximately $18.9 million for the three months ended June 30, 2024, a decrease of approximately $13.6 million. This decrease was primarily driven by a decrease in overall demand and the timing of Fantastic Voyage cruise sailing, that that took place in May 2024. The 2025 Fantastic Voyage cruise is scheduled to take place in October 2025. We recognized approximately $10.3 million of revenue from our Digital segment during the three months ended June 30, 2025, compared to approximately $14.1 million for the three months ended June 30, 2024, a decrease of approximately $3.8 million. This decrease was primarily driven by the decrease in national digital sales and direct revenue streams. We recognized approximately $40.1 million of revenue from our Cable Television segment during the three months ended June 30, 2025, compared to approximately $43.3 million for the three months ended June 30, 2024, a decrease of approximately $3.2 million. This decrease was primarily driven by the churn of subscribers.
Operating Expenses
Programming And Technical, Excluding Stock-based Compensation

Three Months Ended June 30,		Change
2025	2024
$28,647	$33,256	$(4,609)	(13.9)%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $28.6 million for the three months ended June 30, 2025, compared to $33.3 million for the three months ended June 30, 2024, respectively. For our Cable Television segment, the $2.5 million decrease was primarily due to lower program production cost. The $1.4 million decrease in our Radio Broadcasting segment was primarily due to lower headcount. The $0.5 million decrease in our Reach Media segment was primarily due to the loss of one of our nationally syndicated shows.

Selling, General And Administrative, Excluding Stock-based Compensation

Three Months Ended June 30,		Change
2025	2024
$49,493	$60,079	$(10,586)	(17.6)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, corporate headquarters and facilities, marketing and promotional expenses, special events and sponsorships, and back-office expenses. Expenses associated with securing ratings data for our radio stations and visitors’ data for our websites, personnel, and other corporate overhead functions are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our Digital segment. Selling, general and administrative expenses were approximately $49.5 million for the three months ended June 30, 2025, compared to approximately $60.1 million for the three months ended June 30, 2024, a decrease of approximately $10.6 million. This decrease was mainly driven by the decreases in our Digital, Cable Television, Radio Broadcasting, and Reach Media segments, offset by an increase from our corporate headquarters. Expenses in our Digital segment decreased approximately $0.7 million compared to the three months ended June 30, 2024, primarily due to decreased bad debt expense. Expenses in our Cable Television segment decreased approximately $2.8 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to decreases in consumer marketing campaign spending. Expenses in our Radio Broadcasting segment decreased approximately $1.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to decreases in sales commissions, national rep fees, and station event expenses as well as lower headcount. Expenses in our Reach Media segment decreased approximately $8.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the Fantastic Voyage cruise that took place in May 2024. The 2025 Fantastic Voyage cruise is scheduled to take place in October 2025. Our corporate headquarters' expenses increased approximately $2.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to the change in the fair value of the Employment Agreement Award liability (as defined in Note 5 - Fair Value Measurements) offset by lower professional services costs.
Stock-based Compensation

Three Months Ended June 30,		Change
2025	2024
$574	$1,079	$(505)	(46.8)%
Stock-based compensation expense was approximately $0.6 million for the three months ended June 30, 2025, compared to approximately $1.1 million for the three months ended June 30, 2024, a decrease of approximately $0.5 million. The decrease was primarily due to the timing of vesting of stock awards for executive officers.
Depreciation And Amortization

Three Months Ended June 30,		Change
2025	2024
$3,523	$2,993	$530	17.7%
Depreciation and amortization expense was approximately $3.5 million for the three months ended June 30, 2025, compared to approximately $3.0 million for the three months ended June 30, 2024, an increase of approximately $0.5 million. This increase is primarily driven by the TV One Trade Name and radio broadcasting license amortization (as described in Note 8 – Goodwill and Other Intangible Assets) offset by additional depreciation on leasehold improvements during the three months ended June 30, 2024.

Impairment Of Goodwill And Intangible Assets

Three Months Ended June 30,		Change
2025	2024
$130,078	$80,758	$49,320	61.1%
Impairment of goodwill and intangible assets was approximately $130.1 million during the three months ended June 30, 2025, compared to $80.8 million during the three months ended June 30, 2024. See Note 8 – Goodwill and Other Intangible Assets of the Company’s unaudited condensed consolidated financial statements for further discussion.
Interest And Investment Income

Three Months Ended June 30,		Change
2025	2024
$616	$1,777	$(1,161)	(65.3)%
Interest and investment income was approximately $0.6 million for the three months ended June 30, 2025, compared to approximately $1.8 million for the three months ended June 30, 2024. The decrease was driven by lower cash and cash equivalents balances during the three months ended June 30, 2025, than in the corresponding period in 2024.
Interest Expense

Three Months Ended June 30,		Change
2025	2024
$(9,704)	$(12,404)	$2,700	(21.8)%
Interest expense was approximately $9.7 million for the three months ended June 30, 2025, compared to approximately $12.4 million for the three months ended June 30, 2024, a decrease of approximately $2.7 million. This decrease was due to lower overall debt balances outstanding. See Note 9 - Long-Term Debt of the Company’s unaudited condensed consolidated financial statements for further discussion.
Gain On Retirement Of Debt

Three Months Ended June 30,		Change
2025	2024
$30,297	$7,425	$22,872	*NM
There was an approximately $30.3 million gain on retirement of debt for the three months ended June 30, 2025, compared to $7.4 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company repurchased approximately $64.0 million of its 2028 Notes at an average price of approximately 51.8% of par, resulting in a net gain on retirement of debt of approximately $30.3 million. During the three months June 30, 2024, the Company repurchased approximately $35.5 million of its 2028 Notes at an average price of approximately 78.0% of par, resulting in a net gain on retirement of debt of approximately $7.4 million.

Benefit From Income Taxes

Three Months Ended June 30,		Change
2025	2024
$21,382	$18,512	$2,870	15.5%
For the three months ended June 30, 2025, we recorded a benefit from income taxes of approximately $21.4 million resulting in an effective tax rate of 21.5%, which includes $6.4 million of discrete tax expense primarily related to the impact of the change of accounting estimate for radio broadcasting licenses that impacted our valuation allowance. For the three months ended June 30, 2024, we recorded a benefit from income taxes of approximately $18.5 million. This amount is based on the actual effective tax rate of 29.1%. This rate includes $0.1 million of discrete tax benefits primarily related to deferred rate changes.

Net (Loss) Income Attributable To Non-controlling Interests

Three Months Ended June 30,		Change
2025	2024
$(67)	$334	$(401)	*NM
Net (loss) income attributable to non-controlling interests was approximately $(0.1) million for the three months ended June 30, 2025 compared to approximately $0.3 million for the three months ended June 30, 2024. The decrease in net income attributable to non-controlling interests was primarily due to the change in ownership interest in Reach Media during the first quarter of 2025 and decreased profitability in the business compared to the same period in 2024.

The following table summarizes our historical unaudited condensed consolidated results of operations:
Six Months Ended June 30, 2025 Compared To Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	Change

	(In thousands)

Net revenue	$183,866	$222,154	$(38,288)	(17.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	59,245	65,915	(6,670)	(10.1)
Selling, general and administrative, excluding stock-based compensation	99,598	115,708	(16,110)	(13.9)
Stock-based compensation	1,250	2,463	(1,213)	(49.2)
Depreciation and amortization	5,838	4,843	995	20.5
Impairment of goodwill and intangible assets	136,521	80,758	55,763	69.0
Total operating expenses	302,452	269,687	32,765	12.1
Operating loss	(118,586)	(47,533)	(71,053)	*NM
Interest and investment income	1,582	3,775	(2,193)	(58.1)
Interest expense	(20,628)	(25,402)	4,774	(18.8)
Gain on retirement of debt	41,884	15,299	26,585	*NM
Other income, net	316	900	(584)	(64.9)
Loss from operations before benefit from income taxes	(95,432)	(52,961)	(42,471)	80.2
Benefit from income taxes	5,724	16,010	(10,286)	(64.2)
Net loss from consolidated operations	(89,708)	(36,951)	(52,757)	*NM
Loss from unconsolidated joint venture	—	(411)	411	(100.0)
Net loss	(89,708)	(37,362)	(52,346)	*NM
Net (loss) income attributable to non-controlling interests	(64)	576	(640)	*NM
Net loss attributable to common stockholders	$(89,644)	$(37,938)	$(51,706)	*NM

Net Revenue

Six Months Ended June 30,		Change
2025	2024
$183,866	$222,154	$(38,288)	(17.2)%
During the six months ended June 30, 2025, we recognized approximately $183.9 million in net revenue compared to approximately $222.2 million during the six months ended June 30, 2024. These amounts are net of agency and outside sales representative commissions. We recognized approximately $69.3 million of revenue from our Radio Broadcasting segment during the six months ended June 30, 2025, compared to approximately $78.4 million during the six months ended June 30, 2024, a decrease of approximately $9.0 million. This decrease was primarily driven by weaker overall market demand from the national advertisers, lower event revenues, and lower political revenues. We recognized approximately $11.2 million of revenue from our Reach Media segment during the six months ended June 30, 2025, compared to approximately $27.4 million for the six months ended June 30, 2024, a decrease of approximately $16.2 million. The decrease was primarily driven by the Fantastic Voyage sailing in Q2 2024, versus its October scheduling in 2025, decrease in overall demand, and attrition of advertisers. We recognized approximately $20.5 million of revenue from our Digital segment during the six months ended June 30, 2025, compared to approximately $26.3 million for the six months ended June 30, 2024, a decrease of approximately $5.8 million. The decrease was primarily driven by a decrease in national digital sales and direct revenue streams. We recognized approximately $84.3 million of revenue from our Cable Television segment during the six months ended June 30, 2025, compared to approximately $91.3 million for the six months ended June 30, 2024, a decrease of approximately $7.1 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the continued churn in subscribers.
Operating Expenses
Programming And Technical, Excluding Stock-based Compensation

Six Months Ended June 30,		Change
2025	2024
$59,245	$65,915	$(6,670)	(10.1)%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $59.2 million for the six months ended June 30, 2025, compared to approximately $65.9 million for the six months ended June 30, 2024, a decrease of approximately $6.7 million. Expenses in our Cable Television segment for the six months ended June 30, 2025, decreased approximately $4.2 million compared to the six months ended June 30, 2024. The decrease was primarily driven by productions that occurred in 2024 and did not return in 2025. Expenses in our Reach Media segment for the six months ended June 30, 2025, decreased approximately $0.6 million compared to the six months ended June 30, 2024. The decrease was primarily driven by the cancellation of one of our nationally syndicated shows. Expenses in our Radio Broadcasting segment for the six months ended June 30, 2025, decreased approximately $1.5 million, compared to the six months ended June 30, 2024. This decrease was primarily driven by lower headcount. Expenses in our Digital segment for the six months ended June 30, 2025, decreased approximately $0.6 million compared to the six months ended June 30, 2024 primarily driven by lower headcount and lower contract labor expense.

Selling, General and Administrative, Excluding Stock-based Compensation

Six Months Ended June 30,		Change
2025	2024
$99,598	$115,708	$(16,110)	(13.9)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, corporate headquarters and facilities, marketing and promotional expenses, special events and sponsorships, and back-office expenses. Expenses associated with securing ratings data for our radio stations and visitors’ data for our websites, personnel, and other corporate overhead functions are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our Digital segment. Selling, general and administrative expenses were approximately $99.6 million for the six months ended June 30, 2025, compared to approximately $115.7 million for the six months ended June 30, 2024, a decrease of approximately $16.1 million. Expenses in our Radio Broadcasting segment decreased approximately $1.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to decreases in sales commission and station event expenses, as well as, lower headcount. Expenses in our Reach Media segment decreased approximately $8.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to the timing of the Fantastic Voyage cruise in May 2024 vs. October 2025. Expenses in our Digital segment remained flat the six months ended June 30, 2025 and 2024. Expenses in our Cable Television segment decreased approximately $4.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to a decrease in consumer marketing and affiliate expenses. Our corporate headquarters' expenses decreased approximately $1.8 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to lower professional service costs offset by the change in the fair value of the Employment Agreement Award (as defined in Note 5 - Fair Value Measurements).
Stock-based Compensation

Six Months Ended June 30,		Change
2025	2024
$1,250	$2,463	$(1,213)	(49.2)%
Stock-based compensation expense was approximately $1.3 million for the six months ended June 30, 2025, compared to approximately $2.5 million for the six months ended June 30, 2024, a decrease of approximately $1.2 million. The decrease in stock-based compensation was primarily due to the timing of vesting of stock awards for executive officers.
Depreciation And Amortization

Six Months Ended June 30,		Change
2025	2024
$5,838	$4,843	$995	20.5%
Depreciation and amortization expense was approximately $5.8 million for the six months ended June 30, 2025, compared to approximately $4.8 million for the six months ended June 30, 2024, an increase of approximately $1.0 million driven mainly by the additional TV One Trade Name and radio broadcasting amortization of $2.5 million as described in Note 8 – Goodwill and Other Intangible Assets of the Company’s unaudited condensed consolidated financial statements the six months ended June 30, 2025, offset by lower depreciation expense for property and equipment.

Impairment of Goodwill And Intangible Assets

Six Months Ended June 30,		Change
2025	2024
$136,521	$80,758	$55,763	69.0%
Impairment of goodwill and intangible assets was approximately $136.5 million during the six months ended June 30, 2025, compared to approximately $80.8 million for the six months ended June 30, 2024. See Note 8 – Goodwill and Other Intangible Assets of the Company’s unaudited condensed consolidated financial statements for further discussion.
Interest And Investment Income

Six Months Ended June 30,		Change
2025	2024
$1,582	$3,775	$(2,193)	(58.1)%
Interest income was approximately $1.6 million for the six months ended June 30, 2025, compared to approximately $3.8 million for the six months ended June 30, 2024. The decrease was driven by lower cash and cash equivalents balances during the six months ended June 30, 2025, than in the corresponding period in 2024.
Interest Expense

Six Months Ended June 30,		Change
2025	2024
$(20,628)	$(25,402)	$4,774	(18.8)%
Interest expense was approximately $20.6 million for the six months ended June 30, 2025, compared to approximately $25.4 million for the six months ended June 30, 2024, a decrease of approximately $4.8 million. The decrease was due to lower overall debt balances outstanding during the six months ended June 30, 2025. See Note 9 - Long-Term Debt of our unaudited condensed consolidated financial statements for further information.
Gain On Retirement Of Debt

Six Months Ended June 30,		Change
2025	2024
$41,884	$15,299	$26,585	*NM
There was approximately an $41.9 million gain on retirement of debt for the six months ended June 30, 2025, compared to approximately $15.3 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company repurchased approximately $92.2 million of its 2028 Notes at an average price of approximately 53.7% of par, resulting in a net gain on retirement of debt of approximately $41.9 million. During the six months ended June 30, 2024, the Company repurchased approximately $110.5 million of its 2028 Notes at an average price of approximately 85.0% of par, resulting in a net gain on retirement of debt of approximately $15.3 million.
Other income, net

Six Months Ended June 30,		Change
2025	2024
$316	$900	$(584)	(64.9)%
Other income, net, was approximately $0.3 million for the six months ended June 30, 2025, compared to approximately $0.9 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the Company recognized income related to the sale of its equity interest in Broadcast Music, Inc.

Benefit from income taxes

Six Months Ended June 30,		Change
2025	2024
$5,724	$16,010	$(10,286)	(64.2)%
For the six months ended June 30, 2025, we recorded a benefit from income taxes of approximately $5.7 million. This amount is based on the actual effective tax rate of 6.0%. This rate includes approximately $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and approximately $6.6 million of discrete tax expense related to the impact of the change of accounting estimate for radio broadcasting licenses. For the six months ended June 30, 2024, we recorded a benefit from income taxes of approximately $16.0 million. This amount is based on the actual effective tax rate of 30.0%. This rate includes $0.1 million of discrete tax benefits primarily related to deferred rate changes.
Loss From Unconsolidated Joint Venture

Six Months Ended June 30,		Change
2025	2024
$—	$(411)	$411	(100.0)%
For the six months ended June 30, 2024, we recognized approximately $0.4 million loss from the termination of an unconsolidated joint venture related to the Company’s investment on RVAEH.
Net (Loss) Income Attributable To Non-controlling Interests

Six Months Ended June 30,		Change
2025	2024
$(64)	$576	$(640)	*NM
Net (loss) income attributable to non-controlling interests was approximately $(0.1) million for the six months ended June 30, 2025, compared to approximately $0.6 million for the six months ended June 30, 2024. The decrease in net income attributable to non-controlling interests was primarily due to the increase of our change in ownership interest in Reach Media during the six months ended June 30, 2025, compared to the six months ended June 30, 2024

Non-GAAP Financial Measures
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
Measurement Of Performance
We monitor and evaluate the growth and operational performance of our business using net loss and the following key metrics:
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
(b)Broadcast and digital operating income: The broadcasting industry commonly refers to “station operating income” which consists of net loss before depreciation and amortization, income taxes, interest expense, interest and investment income, non-controlling interests in income of subsidiaries, other income, net, loss from unconsolidated joint venture, corporate selling, general and administrative expenses, stock-based compensation, impairment of goodwill and intangible assets, and (gain) loss on retirement of debt. However, given the diverse nature of our business, station operating income is not truly reflective of our multi-media operation and, therefore, we use the term “broadcast and digital operating income.” Broadcast and digital operating income is not a measure of financial performance under GAAP. Nevertheless, broadcast and digital operating income is a significant measure used by our management to evaluate the operating performance of our core operating segments. Broadcast and digital operating income provides helpful information about our results of operations, apart from expenses associated with our fixed assets and goodwill and intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, and stock-based compensation. Our measure of broadcast and digital operating income is similar to industry use of station operating income; however, it reflects our more diverse business and therefore is not completely analogous to “station operating income” or other similarly titled measures as used by other companies. Broadcast and digital operating income does not represent operating income or loss, or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.
Broadcast and digital operating income decreased to approximately $25.7 million for the three months ended June 30, 2025, compared to approximately $34.2 million for the three months ended June 30, 2024, a decrease of approximately $8.5 million or 25.0%. This decrease was primarily due to lower broadcast and digital operating income at all segments but our Cable Television segment. Our Digital segment generated approximately $0.1 million of broadcast and digital operating loss during the three months ended June 30, 2025, compared to approximately broadcast and digital operating income of $2.9 million during the three months ended June 30, 2024, primarily due to lower revenues offset by lower expenses. Reach Media generated approximately $0.9 million of broadcast and digital operating loss during the three months ended June 30, 2025, compared to approximately $4.3 million of broadcast and digital operating income during the three months ended June 30, 2024, primarily due to lower revenues offset by lower expenses. Our Radio Broadcasting segment generated approximately $6.9 million of broadcast and digital operating income during the three months ended June 30, 2025, compared to approximately $10.8 million during the three months ended June 30, 2024, primarily due to lower revenues offset by lower expenses. Finally, Cable Television generated approximately $19.8 million of broadcast and digital operating income during the three months ended June 30, 2025, compared to approximately $16.0 million during the three months ended June 30, 2024. The increase in the Cable Television segment’s broadcast and digital operating income was primarily due to lower expenses offset by lower net revenue.

Broadcast and digital operating income decreased to approximately $48.7 million for the six months ended June 30, 2025, compared to approximately $66.2 million for the six months ended June 30, 2024, a decrease of approximately $17.5 million or 26.5%. The decrease was primarily due to lower broadcast and digital operating income at all segments but our Cable Television segment. Our Digital segment generated approximately $0.1 million of broadcast and digital operating loss during the six months ended June 30, 2025, compared to approximately $5.9 million of broadcast and digital operating income during the six months ended June 30, 2024, primarily due to lower revenues offset by lower expenses. Reach Media generated approximately $0.7 million of broadcast and digital operating loss during the six months ended June 30, 2025, compared to approximately $6.9 million of broadcast and digital operating income during the six months ended June 30, 2024, primarily due to lower revenues offset by lower expenses. Cable television generated approximately $39.8 million of broadcast and digital operating income during the six months ended June 30, 2025, compared to approximately $35.5 million during the six months ended June 30, 2024. The increase in the Cable Television segment’s broadcast and digital operating income was primarily due to lower expenses offset by lower net revenue. Finally, our Radio Broadcasting segment generated approximately $9.7 million of broadcast and digital operating income during the six months ended June 30, 2025, compared to approximately $17.4 million during the six months ended June 30, 2024, primarily due to lower revenues offset by lower expenses.
(c)Adjusted EBITDA: Adjusted EBITDA consists of net loss plus (1) depreciation and amortization, income taxes, interest expense, net income attributable to non-controlling interests, impairment of goodwill and intangible assets, stock-based compensation, (gain) loss on retirement of debt, corporate development costs, severance-related costs, investment income, loss from unconsolidated joint venture, loss from ceased non-core business initiatives less (2) other income, net and interest and investment income. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill and intangible assets, or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Digital, and Cable Television). Business activities unrelated to these four segments are included in "Corporate/Eliminations/ Other" line item in the reconciliation to the pre-tax income. Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.
Summary Of Performance
The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)

Net revenue	$91,631	$117,744	$183,866	$222,154
Broadcast and digital operating income	25,664	34,196	48,680	66,210
Adjusted EBITDA(a)	13,960	28,922	26,817	51,179
Net loss to common stockholders	(77,902)	(45,431)	(89,644)	(37,938)
(a)In 2024, we made an immaterial change to the definition of Adjusted EBITDA by adding back the loss from ceased non-core operations. All historical periods were recast to reflect this immaterial change.

The reconciliation of net loss attributable to common stockholders to broadcast and digital operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)

Net loss to common stockholders	$(77,902)	$(45,431)	$(89,644)	$(37,938)
Add back/(deduct) certain non-broadcast and digital operating income items included in net loss:
Interest and investment income	(616)	(1,777)	(1,582)	(3,775)
Interest expense	9,704	12,404	20,628	25,402
Benefit from income taxes	(21,382)	(18,512)	(5,724)	(16,010)
Corporate selling, general and administrative, excluding stock-based compensation	12,173	9,787	23,657	25,679
Stock-based compensation	574	1,079	1,250	2,463
Gain on retirement of debt	(30,297)	(7,425)	(41,884)	(15,299)
Other income, net	(124)	(14)	(316)	(900)
Loss from unconsolidated joint venture	—	—	—	411
Depreciation and amortization	3,523	2,993	5,838	4,843
Net (loss) income attributable to non-controlling interests	(67)	334	(64)	576
Impairment of goodwill and intangible assets	130,078	80,758	136,521	80,758
Broadcast and digital operating income	$25,664	$34,196	$48,680	$66,210
The reconciliation of net loss attributable to common stockholders to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)

Net loss to common stockholders	$(77,902)	$(45,431)	$(89,644)	$(37,938)
Add back/(deduct) certain non-broadcast and digital operating income items included in net loss:
Interest and investment income	(616)	(1,777)	(1,582)	(3,775)
Interest expense	9,704	12,404	20,628	25,402
Benefit from income taxes	(21,382)	(18,512)	(5,724)	(16,010)
Depreciation and amortization	3,523	2,993	5,838	4,843
EBITDA	$(86,673)	$(50,323)	$(70,484)	$(27,478)
Stock-based compensation	574	1,079	1,250	2,463
Gain on retirement of debt	(30,297)	(7,425)	(41,884)	(15,299)
Other income, net	(124)	(14)	(316)	(900)
Loss from unconsolidated joint venture	—	—	—	411
Net (loss) income attributable to non-controlling interests	(67)	334	(64)	576
Corporate costs(a)	362	3,488	1,109	8,847
Severance-related costs	—	516	219	580
Impairment of goodwill and intangible assets	130,078	80,758	136,521	80,758
Loss from ceased non-core business initiatives(b)	107	509	466	1,221
Adjusted EBITDA	$13,960	$28,922	$26,817	$51,179
(a)Corporate costs include professional fees related to the material weakness remediation efforts.
(b)In 2024, we made an immaterial change to the definition of Adjusted EBITDA by adding back the loss from ceased non-core operations. All historical periods were recast to reflect this immaterial change.

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance was approximately $86.2 million as of June 30, 2025. As of June 30, 2025, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.
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
On September 27, 2022, the Compensation Committee authorized the repurchase of up to approximately $0.5 million (the “Employee Stock Repurchase Authorization”) worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the six months ended June 30, 2025 and 2024, the Company did not repurchase any shares of Class A stock in connection with the Employee Stock Repurchase Authorization. During the six months ended June 30, 2025, the Company repurchased 98,976 shares of Class D stock under the Employee Stock Repurchase Authorization at an average price of $0.98 for a total amount of approximately $0.1 million. During the six months ended June 30, 2024, the Company repurchased 25,285 shares of Class D stock under the authorization at an average price of $3.76 for a total amount of approximately $0.1 million. The Company has approximately $0.1 million remaining under the Employee Stock Repurchase Authorization.
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
On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D Common Stock (collectively, the “2024 Stock Repurchase Program”) on a cash basis.
During the six months ended June 30, 2025, the Company repurchased 675,293 shares of Class A Common Stock under the 2024 Stock Repurchase Program of approximately $1.0 million at an average price of $1.53 per share. During the six months ended June 30, 2024, the Company repurchased 449,277 shares of Class A Common Stock in the amount of approximately $0.9 million at an average price of $2.06 per share.
During the six months ended June 30, 2025, the Company repurchased 405,195 shares of Class D Common Stock in the amount of approximately $0.3 million at an average price of $0.70 per share. During the six months ended June 30, 2024, the Company repurchased 87,659 shares of Class D Common Stock in the amount of approximately $0.1 million at an average price of $1.59 per share.

After giving effect to the above transactions across both our Class A and our Class D Common Stock, the 2024 Stock Repurchase Program has approximately $12.2 million remaining under the authorization. See Note 14 - Subsequent Events of our unaudited condensed consolidated financial statements for additional purchases subsequent to June 30, 2025.
During the six months ended June 30, 2025, the Company executed Stock Vest Tax Repurchases of 394,439 shares of Class D Common Stock in the amount of approximately $0.3 million at a price of $0.78 per share. During the six months ended June 30, 2024, the Company executed Stock Vest Tax Repurchases of 396,391 shares of Class D Common Stock in the amount of approximately $1.3 million at an average price of $3.35 per share.

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
During the first quarter of 2025, the Board of Directors authorized and approved a further note repurchase program for up to $75.0 million of the currently outstanding 2028 Notes (the “March 2025 Authorization”) on a cash basis.
During the three months ended June 30, 2025 the Company repurchased approximately $64.0 million of its 2028 Notes at an average price of approximately 51.8% of par, resulting in a net gain on retirement of debt of approximately $30.3 million. During the six months ended June 30, 2025, the Company repurchased approximately $92.2 million of its 2028 Notes at an average price of approximately 53.7% of par, resulting in a net gain on retirement of debt of approximately $41.9 million. There is approximately $48.2 million remaining under the March 2025 authorization.
During the three months June 30, 2024, the Company repurchased approximately $35.5 million of its 2028 Notes at an average price of approximately 78.0% of par, resulting in a net gain on retirement of debt of approximately $7.4 million. During the six months ended June 30, 2024, the Company repurchased approximately $110.5 million of its 2028 Notes at an average price of approximately 85.0% of par, resulting in a net gain on retirement of debt of approximately $15.3 million. As of June 30, 2025, the total outstanding aggregate principal amount of the senior secured notes due 2028 is approximately $492.3 million.
On February 19, 2021, the Company closed on an asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of June 30, 2025, there was no balance outstanding on the Current ABL Facility.
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
The following table provides a summary of our statements of cash flows for the six months ended June 30, 2025, and 2024, respectively:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Net cash flows provided by operating activities	$8,290	$3,685
Net cash flows used in investing activities	(4,215)	(319)
Net cash flows used in financing activities	(55,432)	(104,564)
Net cash flows provided by operating activities were approximately $8.3 million and $3.7 million for the six months ended June 30, 2025, and 2024, respectively. Net cash flow from operating activities for the six months ended June 30, 2025 increased from the prior year primarily due to increased collection of accounts receivable, lower payments for content, offset by the decrease in reserve for audience deficiency.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.
Net cash flows used in investing activities were approximately $4.2 million and $0.3 million for the six months ended June 30, 2025, and 2024, respectively. Net cash flows used in investing activities primarily increased from the prior year due to the cash receipts on disposition of station for approximately $3.5 million.
Net cash flows used in financing activities were approximately $55.4 million and $104.6 million for the six months ended June 30, 2025, and 2024, respectively. During the six months ended June 30, 2025, and 2024, we paid approximately $49.5 million and $93.9 million, respectively, to repurchase approximately $92.2 million and $110.5 million of our 2028 Notes. We repurchased approximately $1.7 million of our Class A and D Common Stock during the six months ended June 30, 2025. We repurchased approximately $2.5 million of our Class A and D Common Stock during the six months ended June 30, 2024. In addition, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right on February 14, 2025 for $3.2 million, which resulted in an increase of the Company’s interest in Reach Media to 94.6% and decreasing the interest of the non-controlling interest shareholders from 10.0% to 5.4%. Finally, Reach Media paid approximately $0.9 million and $1.8 million in dividends to non-controlling interest shareholders during the six months ended June 30, 2025, and 2024, respectively.
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

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the consolidated financial statements in our 2024 Form 10-K. There have been no significant changes in our critical accounting policies from those presented in our Form 10-K other than the change in useful lives of radio broadcasting licenses, which are described in Note 2 – Summary of Significant Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are described in our Form 10-K for the year ended December 31, 2024, under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K, other than the change in useful lives of the TV One Trade Name and radio broadcasting licenses (see further discussion below).
Radio Broadcasting Licenses

As of May 31, 2025, projected gross market revenues and operating profit margin declined creating a triggering event indicating that the fair value of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value.

To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow analysis for broadcasting licenses across relevant radio markets. The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, mature market share, operating profit margin, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2025. During the six months ended June 30, 2025 the Company recognized impairment loss of approximately $127.8 million within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the thirteen radio markets in the most recent interim impairment assessment performed as of May 31, 2025.

Unit of Accounting (a)	Carrying Value (in millions)	Excess % FV over CV	Discount Rate	Revenue Growth Rate	Mature Market Share	Operating Profit Margin
1	$52.0	Impaired	9.5%	(1.5)% - 0.1%	2.5% - 15.0%	5.0% - 30.0%
2	3.1	408.1%	9.5%	(2.1)% - (0.4)%	3.2% - 19.0%	5.0% - 30.0%
4	8.2	Impaired	9.5%	(1.3)% - 0.3%	4.3% - 26.0%	0.8% - 17.0%
5	7.5	Impaired	9.5%	(2.3)% - (0.5)%	1.2% - 7.0%	2.5% - 15.0%
6	6.9	Impaired	9.5%	(3.2)% - (0.5)%	2.5% - 15.0%	3.3% - 20.0%
7	7.1	Impaired	9.5%	(2.2)% - (0.5)%	2.0% - 12.0%	2.5% - 15.0%
8	13.0	Impaired	9.5%	(1.6)% - 0.0%	0.8% - 5.0%	2.5% - 15.0%
10	93.0	Impaired	9.5%	(1.8)% - (0.1)%	3.7% - 22.0%	5.0% - 30.0%
11	12	Impaired	9.5%	(1.9)% - (0.4)%	5.5% - 33.0%	2.8% - 17.0%
12	9.8	Impaired	9.5%	(2.1)% - (0.4)%	1.0% - 6.0%	2.5% - 15.0%
13	12.1	Impaired	9.5%	(1.7)% - (0.2)%	2.8% - 17.0%	1.7% - 20.0%
14	1.6	Impaired	9.5%	(2.0)% - (0.5)%	2.2% - 13.0%	2.5% - 15.0%
16	25.0	Impaired	9.5%	(1.9)% - (0.2)%	2.3% - 14.0%	2.7% - 20.0%
(a) The units of accounting are not disclosed on a specific market basis in order to not make publicly available information that could be competitively harmful to the Company. Units of accounting, not presented in this table, were previously disposed by the Company.

To the extent that there is a potential recession (local to any of the markets in which we operate or nationally) that further disrupts the economic environment impacting the financial performance, market share, or changes in interest rates, these events could negatively affect the key assumptions and result in significantly lower fair value of the broadcasting licenses.

The following table presents sensitivity analyses for radio broadcasting licenses within the Radio Broadcasting segment showing the impact on our most recent quantitative impairment assessment resulting from: (i) a 100 basis point decrease in operating profit margins; (ii) a 100 basis point increase in the discount rate; and (iii) both a 5.0% and 10.0% reduction in the fair values of broadcasting licenses.

Hypothetical Increase in the Recorded Impairment Charge For the Six Months Ended June 30, 2025
Broadcasting Licenses

(in millions)
Impairment Charge Recorded:
Radio Broadcasting Licenses	$127.8

Hypothetical Change for Radio Broadcasting Licenses:
A 100-basis point decrease in operating profit margin in the projection period	11.8
A 100-basis point increase in the applicable discount rate	9.8
A 5.0% reduction in the fair value of broadcasting licenses	6.3
A 10.0% reduction in the fair value of broadcasting licenses	12.7

Due to industry and macro-economic conditions along with ongoing declines in national and local radio listenership, and forecasted cash flows for the Radio Broadcasting segment, the Company reassessed the useful life for the broadcasting licenses. As a result of the reassessment, the Company concluded the useful life should change from indefinite-lived to finite-lived intangible assets effective June 1, 2025. The Company has adopted an accelerated amortization method and will amortize the assets with a carrying value of $129.9 million over a range of 9 to 18-year period This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of $1.3 million included in depreciation and amortization, on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively.
See Note 8 – Goodwill and Other Intangible Assets of our unaudited condensed consolidated financial statements for further discussion.
TV One Trade Name
Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for TV One, the Company reassessed the useful life for the trade name TV One (the “TV One Trade Name”). As a result of the reassessment, the Company concluded the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and will amortize this asset with a carrying value of $26.6 million over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of $0.6 million and $1.3 million included in depreciation and amortization, on the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025, respectively.
See Note 8 – Goodwill and Other Intangible Assets of our unaudited condensed consolidated financial statements for further discussion.

Goodwill

As of May 31, 2025, an overall decline in revenue and operating profit margin created a triggering event indicating the fair value of the Company's Radio Broadcasting, Reach Media and Digital reportable units were more likely than not to be less than its carrying value. Therefore, the Company performed interim quantitative assessments at ten of the reporting units containing goodwill. During the three months ended June 30, 2025, the Company recorded impairment losses of approximately $4.9 million and $3.9 million to reduce the carrying value of our Digital and Radio Broadcasting reporting unit goodwill balances, respectively.
Radio Market Reporting Units
The Company noted a continued decline in revenues in the Radio Market reporting units, indicating that it was more likely than not that the reporting units were impaired. Therefore, the Company performed a quantitative impairment assessment on the Radio Market reporting units to determine whether it was impaired as of May 31, 2025. Based on these analyses, the Company recognized an impairment loss of approximately $3.9 million associated with the Radio Broadcasting reporting units, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2025.
Below are the key assumptions used in the income approach model for estimating the fair value of the Radio Market reporting units in the most recent interim impairment assessment performed as of May 31, 2025.

Goodwill (Radio Market Reporting Units)	May 31, 2025
Discount rate	9.5%
Revenue growth rate range	(34.5)% - 53.1%
Terminal growth rate	(25.0)% - (8.0)%
Mature market share range	9.5%
Operating profit margin range	(4.9)% - 43.1%
To the extent that there is a potential recession that further disrupts the economic environment impacting the financial performance or changes in interest rates, these events could negatively affect the key assumptions and result in significantly lower fair value of the Company’s reporting units.
The following table presents sensitivity analyses for goodwill of reporting units within the Radio Broadcasting segment showing the impact on our most recent quantitative impairment assessment resulting from: (i) a 100 basis point decrease in industry or reporting units terminal growth rates; (ii) a 100 basis point decrease in operating profit margins; (iii) a 100 basis point increase in the discount rate; and (iv) both a 5.0% and 10.0% reduction in the fair values of the reporting units.

Hypothetical Increase in the Recorded Impairment Charge For the Six Months Ended June 30, 2025
Goodwill

(in millions)
Impairment Charge Recorded:
Radio Market Reporting Units	$3.9

Hypothetical Change for Radio Market Reporting Units:
A 100-basis point decrease in radio industry terminal growth rates	$1.0
A 100-basis point decrease in operating profit margin in the projection period	1.0
A 100-basis point increase in the applicable discount rate	1.5
A 5.0% reduction in the fair value of the Radio Markets	3.3
A 10.0% reduction in the fair value of the Radio Markets	6.7

iOne Reporting Unit
The Company noted a continued decline in revenues in the iOne reporting unit, indicating that it was more likely than not that the iOne reporting unit was impaired. Therefore, the Company performed a quantitative impairment assessment for iOne reporting unit to determine whether it was impaired as of May 31, 2025. Based on these analyses, the Company recognized an impairment loss of approximately $4.9 million associated with the iOne reporting unit, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2025.
Below are the key assumptions used in the income approach model for estimating the fair value of the iOne reporting unit in the most recent interim impairment assessment performed as of May 31, 2025.

Goodwill (iOne Reporting Unit)	May 31, 2025
Discount rate	9.5%
Revenue growth rate range	(34.5)% - 53.1%
Operating profit margin range	(4.9)% - 43.1%
The following table presents sensitivity analysis for the iOne reporting unit showing the impact of the most recent quantitative impairment assessment results from a 100 basis point increase or decrease in the terminal growth rate, operating profit margin, discount rate, 5.0% and 10.0% reduction in fair value of the iOne reporting unit which the Company has determined to be a significant assumption impacting the impairment:

Hypothetical Increase in the Recorded Impairment Charge For the Six Months Ended June 30, 2025
Goodwill

(in millions)
Impairment Charge Recorded:
iOne Reporting Unit	$4.9

Hypothetical Change for the iOne Reporting Unit:
A 100-basis point decrease in digital industry terminal growth rates	$0.4
A 100-basis point decrease in the applicable operating profit margin	1.7
A 100-basis point increase in the applicable discount rate	0.6
A 5.0% reduction in the fair value of iOne	0.7
A 10.0% reduction in the fair value of iOne	1.5

Fair Value Measurements

The Company estimated the fair value of the Employment Agreement Award as of June 30, 2025 and December 31, 2024, at approximately $11.7 million and $10.4 million, respectively, and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to revenue growth rates, future operating profit margins, discount rate, peer companies, average recurring EBITDA multiples and weighting of the income and market approach. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 – Summary of Significant Accounting Policies of our unaudited condensed consolidated financial statements for a summary of recent accounting pronouncements.

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
Indebtedness
As of June 30, 2025, we had approximately $492.3 million of our 2028 Notes outstanding within our corporate structure. See Note 9 - Long-Term Debt of our unaudited condensed consolidated financial statements. The Company had no other indebtedness.
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
Lease Obligations
We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next forty-eight years. See Note 13 - Commitments and Contingencies of the Company’s unaudited condensed consolidated financial statements for further discussion.
Operating Contracts And Agreements
We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming-related agreements, and other general operating agreements that expire over the next four years.

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
Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of June 30, 2025:

	Payments Due by Period

Contractual Obligations	Remainder of 2025	2026	2027	2028	2029	2030 and Beyond	Total

2028 Notes(a)	$18,155	$36,310	$36,310	$510,491	$—	$—	$601,266
Other operating contracts/agreements(b)	34,110	20,912	8,598	3,983	2,602	54	70,259
Operating lease obligations	3,927	8,993	7,278	6,998	6,987	26,182	60,365
Total	$56,192	$66,215	$52,186	$521,472	$9,589	$26,236	$731,890
(a)Includes interest obligations based on interest rates on senior secured notes outstanding as of June 30, 2025.
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
Of the total amount of other operating contracts and agreements included in the table above, approximately $41.6 million has not been recorded on the balance sheet as of June 30, 2025, as it does not meet recognition criteria. Approximately $6.4 million relates to certain commitments for content agreements for our Cable Television segment, approximately $18.0 million relates to employment agreements, and the remainder relates to other agreements.
Off-Balance Sheet Arrangements
The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of June 30, 2025 and December 31, 2024, there was no balance outstanding on the Current ABL Facility.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4. Controls And Procedures
(a)Evaluation Of Disclosure Controls And Procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period ended June 30, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30,2025 as a result of material weaknesses as described below.

Considering the material weaknesses in the Company’s internal control over financial reporting, we performed additional procedures to ensure that our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q were prepared in accordance with GAAP. Following such additional procedures, our management, including our CEO and CFO, has concluded that our unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in the quarterly report on Form 10-Q, in conformity with GAAP.

(b) Material Weaknesses In Internal Control Over Financial Reporting

Management identified the following material weaknesses in internal control over financial reporting as of June 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our unaudited condensed consolidated annual or interim financial statements will not be prevented or detected on a timely basis.

•Control Environment, Information and Communication, and Monitoring – We did not design and maintain effective entity-level controls impacting the (1) control environment, (2) identification of control activities, and (3) monitoring activities to prevent or detect material misstatements to the unaudited condensed consolidated financial statements and assess whether the components of internal control were present and functioning. We did not adequately communicate the relevant information, including objectives and responsibilities, necessary to support the functioning of internal control over financial reporting. We did not develop and perform sufficient ongoing evaluations to ascertain whether the components of internal control were present and functioning.
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

These material weaknesses resulted in immaterial errors primarily related to stock-based compensation and the Company’s investment in the operations of RVA Entertainment Holdings, LLC (“RVAEH”) and related income tax accounts, which resulted in the revision of the Company’s financial statements for fiscal year ended December 31, 2022. The Company, in the process of correcting these immaterial errors, recorded other immaterial adjustments previously identified during fiscal year 2022. The adjustments, in aggregate, impacted trade accounts receivable, net, accounts payable, other long-term liabilities, and accumulated deficit in the unaudited condensed consolidated balance sheets and selling, general and administrative expenses, and related tax effect in the unaudited condensed consolidated statements of operations. Additionally, the material weaknesses could result in a misstatement of substantially all account balances or disclosures that would result in a material misstatement of the annual or interim unaudited condensed consolidated financial statements that would not be prevented or detected.
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
(c) Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Purchases Of Equity Securities By The Issuer And Affiliated Purchasers
The following table sets forth purchases of our ordinary shares by the Company during the three months ended June 30, 2025:

Period and Class	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Units)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	(d) Maximum Number (or approved Dollar Value) of Shares (or Units) that May Yet be Purchased Under the plans or Programs (in thousands)

Class A
April 1 - April 30, 2025	41,760	$1.42	41,760	$12,644
May 1 - May 31, 2025	83,382	1.72	83,382	12,456
June 1 - June 30, 2025	100,899	1.65	100,899	12,265
Total	226,041	$1.63	226,041	$12,265
Class D
April 1 - April 30, 2025	85,348	$0.58	85,348	$12,644
May 1 - May 31, 2025	80,125	0.55	80,125	12,456
June 1 - June 30, 2025	35,076	0.68	35,076	12,265
Total	200,549	$0.59	200,549	$12,265
(a) On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted. See Note 11 – Stockholders Equity of the Company’s unaudited condensed consolidated financial statements for further discussion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
August 13, 2025