Form 10-Q
period 2025-09-30
URBAN ONE, INC.
filed 2025-11-04
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2025
Class A Common Stock, $.001 Par Value	6,150,809
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	2,045,016
Class D Common Stock, $.001 Par Value	33,896,819

CERTAIN DEFINITIONS
Unless otherwise noted, throughout this report, the terms “Urban One,” the “Company,” “we,” “our” and “us” refer to Urban One, Inc. together with its subsidiaries.
Cautionary Note Regarding Forward-Looking Statements
Our disclosure and analysis in this quarterly report on Form 10-Q concerning our operations, cash flows, and financial position contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results, and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new activities, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods. We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations, or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control and could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements. These risks, uncertainties and factors include (in no particular order), but are not limited to:
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

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

NET REVENUE	$92,677	$110,393	$276,543	$332,547
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $14, $9, $43, and $23 respectively	34,719	33,920	93,993	99,849
Selling, general and administrative, including stock-based compensation of $351, $1,143, $1,572, and $3,592 respectively (a)	49,344	54,609	150,163	172,766
Depreciation and amortization	6,104	1,238	11,942	6,081
Impairment of goodwill and intangible assets	—	46,823	136,521	127,581
Total operating expenses	90,167	136,590	392,619	406,277
Operating income (loss)	2,510	(26,197)	(116,076)	(73,730)
INTEREST AND INVESTMENT INCOME	512	1,088	2,094	4,863
INTEREST EXPENSE	(9,448)	(11,649)	(30,076)	(37,051)
GAIN ON RETIREMENT OF DEBT	2,125	3,472	44,009	18,771
OTHER INCOME, NET	359	74	675	974
Loss from consolidated operations before benefit from income taxes	(3,942)	(33,212)	(99,374)	(86,173)
BENEFIT FROM INCOME TAXES	1,121	1,814	6,845	17,824
NET LOSS FROM CONSOLIDATED OPERATIONS	(2,821)	(31,398)	(92,529)	(68,349)
LOSS FROM UNCONSOLIDATED JOINT VENTURE	—	—	—	(411)
NET LOSS	(2,821)	(31,398)	(92,529)	(68,760)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	9	400	(55)	976
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,830)	$(31,798)	$(92,474)	$(69,736)

NET LOSS TO COMMON STOCKHOLDERS (per share)
Basic	$(0.06)	$(0.68)	$(2.07)	$(1.43)
Diluted	$(0.06)	$(0.68)	$(2.07)	$(1.43)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
Basic	44,366,979	47,105,290	44,631,511	48,614,438
Diluted	44,366,979	47,105,290	44,631,511	48,614,438
(a) Corporate selling, general and administrative expenses have been collapsed with Selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

NET LOSS	$(2,821)	$(31,398)	$(92,529)	$(68,760)
COMPREHENSIVE LOSS	$(2,821)	$(31,398)	$(92,529)	$(68,760)
LESS: COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	9	400	(55)	976
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,830)	$(31,798)	$(92,474)	$(69,736)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,325	$137,090
Restricted cash	485	484
Trade accounts receivable, net of allowance for expected credit losses of $4,089 and $4,553, respectively	93,795	113,847
Prepaid expenses	12,361	8,156
Current portion of content assets	38,408	36,861
Other current assets	4,721	8,941
Total current assets	229,095	305,379
CONTENT ASSETS, NET	81,426	86,868
PROPERTY AND EQUIPMENT, NET	31,483	27,822
RIGHT OF USE ASSETS, NET	34,773	31,055
GOODWILL	187,676	196,425
RADIO BROADCASTING LICENSES, NET	124,859	257,759
OTHER INTANGIBLE ASSETS, NET	25,528	30,860
OTHER ASSETS	8,636	8,622
Total assets	$723,476	$944,790
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,697	$19,945
Accrued interest	6,061	18,028
Accrued compensation and related benefits	9,619	11,899
Reserve for audience deficiency	15,228	22,383
Current portion of content payables	11,009	14,233
Current portion of lease liabilities	6,570	7,428
Other current liabilities	23,410	20,386
Total current liabilities	88,594	114,302
LONG-TERM DEBT, net of original issue discount and issuance costs	484,278	579,069
CONTENT PAYABLES, net of current portion	6,543	6,020
LONG-TERM LEASE LIABILITIES	31,245	24,373
OTHER LONG-TERM LIABILITIES	9,651	12,788
DEFERRED TAX LIABILITIES, NET	21,747	29,305
Total liabilities	642,058	765,857

COMMITMENTS AND CONTINGENCIES (NOTE 13)
REDEEMABLE NON-CONTROLLING INTERESTS	2,586	7,988
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 7,059,703 and 7,911,622 shares issued at September 30, 2025 and December 31, 2024, respectively; 6,150,809 and 7,002,728 shares outstanding at September 30, 2025 and December 31, 2024, respectively	7	8
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at each of September 30, 2025 and December 31, 2024	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 2,045,016 shares issued and outstanding at each of September 30, 2025 and December 31, 2024	2	2
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 33,904,167 and 34,148,922 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	34	35
Treasury stock, at cost — 908,894 shares at each of September 30, 2025 and December 31, 2024	(1,345)	(1,345)
Additional paid-in capital	1,011,370	1,011,007
Accumulated deficit	(931,239)	(838,765)
Total stockholders’ equity	78,832	170,945
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$723,476	$944,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Treasury Stock, at cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2024	$8	$3	$2	$35	$(1,345)	$1,011,007	$(838,765)	$170,945
Net loss attributable to Urban One	—	—	—	—	—	—	(11,742)	(11,742)
Stock-based compensation expense	—	—	—	—	—	527	—	527
Repurchase of Class A common stock	—	—	—	—	—	(666)	—	(666)
Repurchase of Class D common stock	—	—	—	—	—	(265)	—	(265)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(66)	—	(66)
Settlement of stock-based compensation liability	—	—	—	—	—	400	—	400
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	105	—	105
BALANCE, as of March 31, 2025	$8	$3	$2	$35	$(1,345)	$1,011,042	$(850,507)	$159,238
Net loss attributable to Urban One	—	—	—	—	—	—	(77,902)	(77,902)
Stock-based compensation expense	—	—	—	—	—	451	—	451
Repurchase of Class A common stock	—	—	—	—	—	(369)	—	(369)
Repurchase of Class D common stock	(1)	—	—	(1)	—	(116)	—	(118)
Settlement of stock-based compensation liability	—	—	—	—	—	50	—	50
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(242)	—	(242)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	—	1,074	—	1,074
BALANCE, as of June 30, 2025	$7	$3	$2	$34	$(1,345)	$1,011,890	$(928,409)	$82,182
Net loss attributable to Urban One	—	—	—	—	—	—	(2,830)	(2,830)
Stock-based compensation expense	—	—	—	—	—	288	—	288
Repurchase of Class A common stock	—	—	—	—	—	(309)	—	(309)
Repurchase of Class D common stock	—	—	—	—	—	(432)	—	(432)
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	(67)	—	(67)
BALANCE, as of September 30, 2025	$7	$3	$2	$34	$(1,345)	$1,011,370	$(931,239)	$78,832
    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2023	$10	$3	$2	$34	$1,007,387	$(733,371)	$274,065
Net income attributable to Urban One	—	—	—	—	—	7,493	7,493
Stock-based compensation expense	—	—	—	—	1,384	—	1,384
Repurchase of Class D common stock	—	—	—	—	(1,386)	—	(1,386)
Settlement of stock-based compensation liability	—	—	—	1	4,649	—	4,650
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	(1,004)	—	(1,004)
BALANCE, as of March 31, 2024	$10	$3	$2	$35	$1,011,030	$(725,878)	$285,202
Net loss attributable to Urban One	—	—	—	—	—	(45,431)	(45,431)
Stock-based compensation expense	—	—	—	—	1,079	—	1,079
Repurchase of Class A common stock	(1)	—	—	—	(923)	—	(924)
Repurchase of Class D common stock	—	—	—	—	(178)	—	(178)
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	(373)	—	(373)
BALANCE, as of June 30, 2024	$9	$3	$2	$35	$1,010,635	$(771,309)	$239,375
Net loss attributable to Urban One	—	—	—	—	—	(31,798)	(31,798)
Stock-based compensation expense	(1)	—	—	—	1,152	—	1,151
Repurchase of Class A common stock	—	—	—	—	(2,041)	—	(2,041)
Repurchase of Class D common stock	—	—	—	—	(788)	—	(788)
Settlement of stock-based compensation liability	—	—	—	—	30	—	30
Adjustment of redeemable non-controlling interests to estimated redemption value	—	—	—	—	(1,165)	—	(1,165)
BALANCE, as of September 30, 2024	$8	$3	$2	$35	$1,007,823	$(803,107)	$204,764
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(92,529)	$(68,760)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debt expense (recovery)	2,638	(333)
Depreciation and amortization	11,942	6,081
Amortization of debt financing costs	1,286	1,394
Amortization of launch assets	2,683	3,735
Amortization of content assets	30,987	34,869
Deferred income taxes	(7,559)	(17,824)
Impairment of goodwill and intangible assets	136,521	127,581
Stock-based compensation expense	1,615	3,615
Gain on retirement of debt	(44,009)	(18,771)
Non-cash fair value adjustment of Employment Agreement Award	1,571	(7,307)
Other	182	(273)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	17,413	14,730
Prepaid expenses and other current assets	(3,354)	4,905
Other assets	(416)	(5,153)
Content assets and payables	(29,793)	(50,611)
Accounts payable	(4,782)	(4,071)
Accrued interest	(11,967)	(14,908)
Accrued compensation and related benefits	(2,280)	(5,579)
Reserve for audience deficiency	(7,155)	7,357
Other liabilities	5,135	(8,817)
Net cash flows provided by operating activities	8,129	1,860
INVESTING ACTIVITIES
Purchase of property and equipment	(6,865)	(5,672)
Proceeds from sale of equity securities	—	829
Cash receipts related to disposition of station	—	3,750
Investment in unconsolidated joint venture	—	(609)
Other investments	(200)	—
Acquisition of station and broadcasting assets	(250)	—
Net cash flows used in investing activities	(7,315)	(1,702)
FINANCING ACTIVITIES
Purchase of ownership interest in Reach Media	(3,232)	(7,603)
Repurchase of long-term debt	(51,878)	(104,809)
Repurchase of common stock, including payments for taxes related to net share settlement of equity awards	(2,532)	(5,288)
Release of secured letters of credit deposit	—	1,260
Payment of dividends to non-controlling interest members of Reach Media	(936)	(1,799)
Net cash flows used in financing activities	(58,578)	(118,239)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(57,764)	(118,081)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	137,574	233,570
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$79,810	$115,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$40,605	$50,389
Income taxes, net of refunds	$238	$2,341

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Settlement of stock-based compensation liability	$450	$4,680
Adjustment of redeemable non-controlling interests to estimated redemption value	$(1,179)	$2,542
Non-cash additions to property and equipment	$1,785	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

URBAN ONE, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
Urban One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Urban One,” the “Company,” “we,” “our” and/or “us”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise which is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2025, the Company owned and/or operated 74 independently formatted, revenue producing broadcast stations (including 57 FM or AM stations, 15 HD stations, and the 2 low power television stations the Company operates), located in 13 of the most populous African-American markets in the United States. While a core source of our revenue has historically been and remains the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content platform targeting African-American and urban consumers. Thus, the Company has diversified its revenue streams by making acquisitions and investments in other complementary media properties. Our diverse media and entertainment interests include TV One, LLC (“TV One”), which operates two cable television networks targeting African-American and urban viewers, TV One and CLEO TV; our 94.6% ownership interest in Reach Media, Inc. (“Reach Media”) which operates the Rickey Smiley Morning Show and our other syndicated programming assets, including the Get Up! Mornings with Erica Campbell Show and the DL Hughley Show; and Interactive One, LLC (“Interactive One”), our wholly owned digital platform serving the African-American community through social content, news, information, and entertainment websites, including its iONE Digital, Cassius and Bossip, HipHopWired and MadameNoire digital platforms and brands. Through our national multi-media operations, the Company provides advertisers with a unique and powerful delivery mechanism to communicate with African-American and urban audiences.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and under the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. In management’s opinion, the interim financial data presented herein includes all adjustments (which include only normal recurring adjustments) necessary for a fair statement of its financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Form 10-K. There have been no significant changes to the Company’s accounting policies as described in Note 2 - Summary of Significant Accounting Policies, in the notes to the consolidated financial statements in Item 8 of Part II of Form 10-K, other than the change in useful lives of the trade name TV One (the “TV One Trade Name”) and radio broadcasting licenses and the determination of reporting units within the Radio Broadcasting business (see further discussion below).
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
The Company tests for radio broadcasting license impairment at the accounting unit level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about market revenue and projected revenue growth by market, market share, operating profit margin, discount rate and terminal growth rate where applicable.
As of March 31, 2025 and May 31, 2025, the Company's projected gross market revenues and operating profit margin declined within the Radio Broadcasting segment creating a triggering event indicating that the fair value of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value.
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

Due to industry and macro-economic conditions along with ongoing declines in national and local radio listenership, and forecasted cash flows for Radio Broadcasting, the Company reassessed the useful life for the broadcasting licenses. As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to finite-lived intangible assets effective June 1, 2025. The Company has adopted an accelerated amortization method and will amortize the assets over a range of 9 to 18-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense included in depreciation and amortization, on the unaudited condensed consolidated statement of operations. See further information in Note 8 - Goodwill and Other Intangible Assets.

Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for TV One, the Company reassessed the useful life for the TV One Trade Name. As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and will amortize this asset over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense included in depreciation and amortization, on the unaudited condensed consolidated statement of operations. See further information in Note 8 - Goodwill and Other Intangible Assets.
Goodwill
Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. The Company assesses our goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or a business one level below that operating segment if discrete financial information is available and regularly reviewed by the chief operating decision maker. Goodwill is not amortized but is tested annually for impairment at the reporting unit level on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values. The excess is recorded to operations as an impairment charge. In testing for goodwill impairment, the Company relies primarily on the income approach that estimates the fair value of the reporting unit, which involves, but is not limited to, judgmental estimates and assumptions about revenue growth rates, operating profit margins, discount rate and terminal growth rate. The Company performs a market-based analysis by comparing the estimated fair value of the reporting units to the market capitalization of the Company. The Company recognizes an impairment charge to operations in the amount that the reporting unit’s carrying value exceeds its fair value. Any impairment charge recognized cannot exceed the total amount of goodwill allocated to the reporting unit.
As of May 31, 2025, an overall decline in revenue and operating profit margin created a triggering event indicating the fair value of the Company's Radio Broadcasting, Reach Media and Digital reporting units were more likely than not to be less than their carrying value. Therefore, the Company performed interim quantitative assessments at ten of the reporting units containing goodwill. During the three months ended June 30, 2025, the Company recorded impairment losses of approximately $4.9 million and $3.9 million to reduce the carrying value of our Digital and Radio Broadcasting goodwill balances, respectively.
On July 1, 2025, the Company determined the components of our Radio Broadcasting operating segment represent a single reporting unit. The change was primarily driven by the continued integration of the individual markets under a centralized leadership structure resulting in interdependent processes across Radio Broadcasting. The Company utilized a quantitative impairment assessment immediately before the change and performed a qualitative assessment immediately thereafter.
As of September 30, 2025, the Company evaluated various factors, events or circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance and other relevant reporting unit specific events. Based on our review, the Company did not identify any triggering events during the three months ended September 30, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. The most significant estimates and assumptions are used in determining: (i) estimates of future cash flows, revenue growth, operating profit margin market share, terminal growth rate used to evaluate and recognize impairments; (ii) useful lives of radio broadcasting licenses and TV One Trade Name (iii) estimates of fair value of the Employment Agreement Award (as defined in Note 5 - Fair Value Measurements) and the redeemable non-controlling interest in Reach Media; and (iv) deferred taxes and related valuation allowance, including uncertain tax positions.
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

Supplemental Financial Information
The following table presents the components of Other Current Liabilities and Other Long-term Liabilities:

	September 30, 2025	December 31, 2024

	(In thousands)
Other current liabilities
Customer advances and unearned income	$2,798	$2,200
Unearned event income	6,937	1,152
Professional fee accrual	1,164	3,781
Operating expense accruals	5,139	2,512
Employment Agreement Award (as defined in Note 5)	2,710	3,044
Other	4,662	7,697
Total other current liabilities	$23,410	$20,386

Other long-term liabilities
Employment Agreement Award (as defined in Note 5)	$6,592	$7,382
Reserve for uncertain tax position	1,829	1,829
Other	1,230	3,577
Total long-term liabilities	$9,651	$12,788
Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported within the unaudited condensed consolidated balance sheets to “Cash, cash equivalents and restricted cash, end of period” as reported within the unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Cash and cash equivalents	$79,325	$115,006
Restricted cash	485	483
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows	$79,810	$115,489
Allowance for Expected Credit Loss
The Company maintains allowances for expected credit losses resulting from the expected failure or inability of our customers to make required payments. The Company recognizes the allowance for expected credit losses at inception and reassess quarterly based on management’s expectation of the asset’s collectability. Management estimates credit losses on our trade accounts receivable, utilizing a current expected credit loss impairment model. The Company estimates the expected credit losses measured over the contractual life of an asset considering relevant historical loss information, credit quality of the customer base, current economic conditions, and forecasts of future economic conditions. Large individual receivables for which there is an indication of increased credit risk are individually assessed for loss allowances.

In determining the allowance for expected credit losses, management groups similar types of financial assets with consistent risk characteristics. Pools are determined generally based on the Company's four reportable segments, with sub-segmentation between local and national advertising customers in the Radio Broadcasting and Digital segments. The risk characteristics of the financial asset portfolios are monitored by management and reviewed periodically. The forecasts for future economic conditions are based on several factors including, but not limited to, changes in external economic forecasts and current collection rates. Our estimates of the allowance for expected credit losses may not be indicative of our actual credit losses requiring additional charges to be incurred to reflect the actual amount collected. Past due trade accounts receivable balances are written off against our allowance for expected credit losses when our internal collection efforts have been unsuccessful.
The changes in the allowance for expected credit loss are as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Balance at beginning of period	$4,553	$8,638
Charged to expense, net	2,638	(355)
Less: deductions	(3,102)	(3,730)
Balance at end of period	$4,089	$4,553
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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 “Revenue from Contracts with Customers”. The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted, and the standard can be applied prospectively, retrospectively, or on a modified basis for in-process projects. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3. NET REVENUE

Revenue Recognition

The following tables show the sources of the Company’s net revenue by contract type and segment for the three and nine months ended September 30, 2025 and 2024:

(In thousands)	Radio Broadcasting	Reach Media	Digital(1)	Cable Television(1)	All Other - Corporate/Eliminations	Consolidated
Three Months Ended September 30, 2025
Radio advertising	$32,693	$6,111	$—	$—	$(681)	$38,123
Political advertising	190	—	11	—	—	201
Digital advertising	—	—	12,685	—	—	12,685
Cable Television advertising	—	—	—	22,674	—	22,674
Cable Television affiliate fees	—	—	—	17,089	—	17,089
Event revenues & other	1,842	36	—	27	—	1,905
Net revenue	$34,725	$6,147	$12,696	$39,790	$(681)	$92,677

Three Months Ended September 30, 2024
Radio advertising	$36,418	$9,231	$—	$—	$(658)	$44,991
Political advertising	2,140	443	964	—	—	3,547
Digital advertising(1)	—	—	17,327	—	—	17,327
Cable Television advertising(1)	—	—	—	23,975	—	23,975
Cable Television affiliate fees	—	—	—	18,808	—	18,808
Event revenues & other	1,158	573	—	14	—	1,745
Net revenue	$39,716	$10,247	$18,291	$42,797	$(658)	$110,393

(In thousands)	Radio Broadcasting	Reach Media	Digital(1)	Cable Television(1)	All Other - Corporate/Eliminations	Consolidated
Nine Months Ended September 30, 2025
Radio advertising	$97,771	$17,211	$—	$—	$(2,015)	$112,967
Political advertising	580	—	14	—	—	594
Digital advertising	—	—	33,148	—	—	33,148
Cable Television advertising	—	—	—	71,076	—	71,076
Cable Television affiliate fees	—	—	—	52,867	—	52,867
Event revenues & other	5,677	104	—	110	—	5,891
Net revenue	$104,028	$17,315	$33,162	$124,053	$(2,015)	$276,543

Nine Months Ended September 30, 2024
Radio advertising	$107,406	$26,456	$—	$—	$(2,109)	$131,753
Political advertising	4,651	942	1,342	—	—	6,935
Digital advertising(1)	—	—	43,209	—	—	43,209
Cable Television advertising(1)	—	—	—	75,104	—	75,104
Cable Television affiliate fees	—	—	—	58,910	—	58,910
Event revenues & other	6,009	10,250	—	99	278	16,636
Net revenue	$118,066	$37,648	$44,551	$134,113	$(1,831)	$332,547
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include reclassification of a portion of revenues from our connected television (“CTV”) offering from the Digital segment to the Cable Television segment.

Contract Assets and Liabilities
Contract assets and contract liabilities that are not separately stated in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2025, and consolidated balance sheet as of December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024

	(In thousands)
Contract assets:
Unbilled receivables	$4,107	$5,969
Contract liabilities:
Customer advances and unearned income	$2,798	$2,200
Reserve for audience deficiency	15,228	22,383
Unearned event income	6,937	1,152
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
All of the customer advances and unearned income as of January 1, 2025 was recognized as revenue during the nine months ended September 30, 2025. For the reserve for audience deficiency as of January 1, 2025, approximately $11.5 million was recognized as revenue during the nine months ended September 30, 2025.
The increase in unearned event income during the nine months ended September 30, 2025 is primarily related to the timing of the 2025 Fantastic Voyage annual cruise as defined in Note 7 - Related Party Transactions which is expected to occur in the fourth quarter of 2025.
For customer advances and unearned income as of January 1, 2024, approximately $2.8 million was recognized as revenue during the nine months ended September 30, 2024. For the reserve for audience deficiency as of January 1, 2024, approximately $2.2 million was recognized as revenue during the nine months ended September 30, 2024. For unearned event income as of January 1, 2024, approximately $4.9 million was recognized as revenue during the nine months ended September 30, 2024 primarily driven by the 2024 Fantastic Voyage annual cruise.

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

The following table sets forth the calculation of basic and diluted earnings per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator:
Net loss attributable to Class A, Class B, Class C and Class D stockholders	$(2,830)	$(31,798)	$(92,474)	$(69,736)
Denominator:
Denominator for basic net loss per share - weighted average outstanding shares	44,366,979	47,105,290	44,631,511	48,614,438
Denominator for diluted net loss per share - weighted-average outstanding shares	44,366,979	47,105,290	44,631,511	48,614,438

Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – basic	$(0.06)	$(0.68)	$(2.07)	$(1.43)
Net loss attributable to Class A, Class B, Class C and Class D stockholders per share – diluted	$(0.06)	$(0.68)	$(2.07)	$(1.43)
For the three and nine months ended September 30, 2025, there were approximately 6.3 million and 6.1 million potentially dilutive securities, respectively, that were not included in the computation of diluted EPS, because to do so would have been antidilutive for the periods presented. For the three and nine months ended September 30, 2024 there were approximately 6.6 million and 5.6 million potentially dilutive securities, respectively excluded from the computation of diluted EPS.

5. FAIR VALUE MEASUREMENTS
The Company reports financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurement” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.
As of September 30, 2025 and December 31, 2024, the fair values of the Company’s financial assets and liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3

	(In thousands)
As of September 30, 2025
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$9,302	$—	$—	$9,302

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$2,586	$—	$—	$2,586

Assets subject to fair value measurement:
Cash equivalents - money market funds (c)	$42,529	$42,529	$—	$—

As of December 31, 2024
Liabilities subject to fair value measurement:
Employment Agreement Award(a)	$10,426	$—	$—	$10,426

Mezzanine equity subject to fair value measurement:
Redeemable non-controlling interests(b)	$7,988	$—	$—	$7,988

Assets subject to fair value measurement:
Cash equivalents-money market funds(c)	$102,258	$102,258	$—	$—

(a) On April 3, 2024, the Company entered into an employment agreement (“2024 Employment Agreement”) with Alfred C. Liggins, III, President and Chief Executive Officer (“CEO”) pursuant to which he is eligible to receive an award (the “Employment Agreement Award”) amount equal to approximately 4.2% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each reporting period including the valuation of TV One (based on the estimated enterprise fair value of TV One as determined by the income approach using a discounted cash flow analysis and the market approach using comparable public company multiples). Significant inputs to the discounted cash flow analysis include revenue growth rates, future operating profit, and discount rate. Significant inputs to the market approach include publicly held peer companies and recurring EBITDA multiples. The terms of the 2024 Employment Agreement were effective as of January 1, 2022 and continued until December 31, 2024 (the “Initial Term”). After expiration of the Initial Term, the term of the 2024 Employment Agreement extends automatically for additional one (1) year periods, unless either party provides written notice of its/his intention not to renew to the other party at least sixty (60) days before the expiration of the Initial Term or any renewal term of this Agreement, as applicable.

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

There were no transfers within Level 1, 2, or 3 during the nine months ended September 30, 2025 and 2024. The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2025 and 2024:

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2024	$10,426	$7,988
Net loss attributable to redeemable non-controlling interests	—	(55)
Distributions	(2,695)	—
Purchase of ownership interest in Reach Media	—	(3,232)
Dividends paid to redeemable non-controlling interests	—	(936)
Change in fair value	1,571	(1,179)
Balance as of September 30, 2025	$9,302	$2,586

	Employment Agreement Award	Redeemable Non-controlling Interests
	(In thousands)
Balance as of December 31, 2023	$22,970	$16,520
Net income attributable to redeemable non-controlling interests	—	976
Distributions	(2,146)	—
Purchase of ownership interest in Reach Media	—	(7,603)
Dividends paid to redeemable non-controlling interests	—	(1,799)
Change in fair value	(7,307)	2,542
Balance as of September 30, 2024	$13,517	$10,636
Changes in the fair value of the Employment Agreement Award were recorded in the unaudited condensed consolidated statements of operations as selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024. The long-term portion is recorded in other long-term liabilities, and the current portion is recorded in other current liabilities in the unaudited condensed consolidated balance sheets.

For Level 3 liabilities measured at fair value on a recurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

			September 30, 2025		December 31, 2024

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value(a)
Employment Agreement Award	Discounted cash flow	Discount rate	11.5%		11.5%
Employment Agreement Award	Discounted cash flow	Operating profit margin range	20.0% - 38.1%		27.0% - 34.4%
Employment Agreement Award	Discounted cash flow	Revenue growth rate range	(7.8)% - (2.0)%		(12.2)% - 1.9%
Employment Agreement Award	Market approach	Average recurring EBITDA multiple	4.0x - 4.5x		4.5x
Redeemable non-controlling interests	Discounted cash flow	Discount rate	15.5%		20.5%
Redeemable non-controlling interests	Discounted cash flow	Operating profit margin range	6.8% - 21.7%		30.9% - 34.0%
Redeemable non-controlling interests	Discounted cash flow	Revenue growth rate range	(0.5)% - 24.3%		(5.1)% - 19.7%
Redeemable non-controlling interests	Market approach(b)	EBITDA Exit multiple	N/A	4.0	x
(a) Any significant increases or decreases in unobservable inputs could result in significantly higher or lower fair value measurements. Changes in fair value measurements, if significant, may affect the Company’s performance of cash flows.
(b) The Company did not utilize the market approach to measure the fair value of the redeemable non-controlling interests.

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
Financial Instruments
As of September 30, 2025 and December 31, 2024, the Company’s financial instruments consisted of cash and cash equivalents, restricted cash, trade accounts receivable, its asset-backed credit facility, and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2025 and December 31, 2024, except for the Company’s long-term debt, which is disclosed in Note 9 - Long-Term Debt.

6. CONTENT ASSETS
The gross cost and accumulated amortization of content assets is as follows:

	September 30, 2025	December 31, 2024

	(In thousands)
Licensed Content, net
Acquired	$23,018	$25,389
Produced Content, net
Completed	91,672	86,367
In production	5,144	11,798
In development and pre-production	—	175
Content assets, net	119,834	123,729
Less: current portion	(38,408)	(36,861)
Noncurrent portion	$81,426	$86,868
Amortization of content assets is recorded in the unaudited condensed consolidated statements of operations as programming and technical expenses. Content amortization for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Content amortization - acquired	$3,869	$3,752	$10,760	$10,450
Content amortization - produced	7,636	8,574	20,227	24,419
Total content amortization	$11,505	$12,326	$30,987	$34,869

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
Effective August 12, 2024, Reach Media and the Foundation entered into a new agreement regarding the Fantastic Voyage (the “FV Revised Agreement”). Cruises beginning with Fantastic Voyage 2025 will operate under the FV Revised Agreement. The FV Revised Agreement provides that Reach Media shall have the right, but not the obligation, to renew the agreement for another year, provided that it notifies the Foundation within ninety (90) days of the conclusion of the prior cruise. The Foundation owed Reach Media approximately $1.5 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.
Reach Media provides office facilities (including office space, telecommunications facilities, and office equipment) to the Foundation. Such services are provided to the Foundation on a pass-through basis at cost. Additionally, from time to time, the Foundation reimburses Reach Media for expenditures paid on its behalf at Reach Media-related events. Under these arrangements, the Foundation owed immaterial amounts to Reach Media as of September 30, 2025 and December 31, 2024.

Alfred C. Liggins, President and Chief Executive Officer of Urban One, Inc., was a compensated member of the Board of Directors of Broadcast Music, Inc. (“BMI”), a performance rights organization to which the Company pays license fees in the ordinary course of business. On February 8, 2024, a sale of BMI to a shareholder group led by New Mountain Capital, LLC, was completed. Based on the Company's equity interest in BMI, the sale resulted in cash proceeds of approximately $0.8 million. Due to the sale of BMI, Mr. Liggins is no longer a member of the BMI Board of Directors. The Company incurred expenses of approximately $0.8 million with BMI during the nine months ended September 30, 2024.
8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the Company's goodwill carrying values for its reportable segments during 2025:

	Radio Broadcasting	Reach Media	Digital (1)	Cable Television (1)	Total
	(in thousands)
As of December 31, 2024
Gross goodwill	$154,967	$30,468	$27,567	$165,044	$378,046
Accumulated impairment losses	(124,988)	(16,114)	(20,345)	(20,174)	(181,621)
Net goodwill at December 31, 2024	$29,979	$14,354	$7,222	$144,870	$196,425

Additions	—	—	—	—	—
Impairments	(3,858)	—	(4,891)	—	(8,749)
Intersegment transfers (out) in (1)	—	—	(655)	655	—

As of September 30, 2025
Gross goodwill	$154,967	$30,468	$26,912	$165,699	$378,046
Accumulated impairment losses	(128,846)	(16,114)	(25,236)	(20,174)	(190,370)
Net goodwill at September 30, 2025	$26,121	$14,354	$1,676	$145,525	$187,676
(1) Includes the allocation of goodwill relating to the reclassification of the portion of the Company's CTV offering previously within the Digital reportable segment to our Cable Television reportable segment. See Note 12 - Segment Information for information on this segment reclassification.

As of May 31, 2025, an overall decline in revenue and operating profit margin created a triggering event indicating the fair value of the Company's Radio Broadcasting, Reach Media and Digital reportable units were more likely than not to be less than its carrying value. Therefore, the Company performed interim quantitative assessments at ten of the reporting units containing goodwill. During the three months ended June 30, 2025, the Company recorded impairment losses of approximately $4.9 million and $3.9 million to reduce the carrying value of our Digital and Radio Broadcasting goodwill balances, respectively.
On July 1, 2025, the Company determined the components of our Radio Broadcasting operating segment represent a single reporting unit. See further information in Note 2 - Summary of Significant Accounting Policies.
Radio Broadcasting Licenses
As of May 31, 2025, the Company's projected gross market revenues and operating profit margin declined within the Radio Broadcasting segment creating a triggering event indicating that the fair value of certain of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value.

To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow analysis for broadcasting licenses across relevant radio markets. The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, market share, operating profit margin, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2025.

During the nine months ended September 30, 2025, the Company recognized impairment loss of approximately $127.8 million within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the twelve radio markets in the most recent interim impairment assessment performed as of May 31, 2025.

Radio Broadcasting Licenses	As of May 31, 2025
Discount rate	9.5%
Revenue growth rate range	(3.2)% - 0.3%
Market share range	0.8% - 33.0%
Operating profit margin range	0.8% - 30.0%
Due to industry and macro-economic conditions along with ongoing declines in national and local radio listenership, and forecasted cash flows for Radio Broadcasting, the Company reassessed the useful life for the broadcasting licenses. As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to finite-lived intangible assets effective June 1, 2025. The Company has adopted an accelerated amortization method and will amortize the assets with a carrying value of approximately $130.0 million as of June 1, 2025 over a 9 to 18-year period This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of approximately $3.8 million and $5.1 million included in depreciation and amortization, on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.
The following table presents the changes in the Company’s radio broadcasting licenses carrying value during the nine months ended September 30, 2025.

(In thousands)
Balance as of January 1, 2025	$257,759
Impairment charges	(127,772)
Amortization expense	(5,128)
Balance as of September 30, 2025	$124,859
Future estimated amortization expense related to the broadcasting licenses for the years 2025 through 2030, and thereafter, is as follows:

(In thousands)
Remainder of 2025	$3,845
2026	14,785
2027	13,762
2028	12,740
2029	11,717
2030	10,695
Thereafter	57,315

TV One Trade Name
Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for TV One, the Company reassessed the useful life for the trade name TV One (the “TV One Trade Name”). As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and started to amortize this asset with a carrying value of approximately $26.6 million as of January 1, 2025 over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of approximately $0.6 million and $1.9 million included in depreciation and amortization, on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.
Future estimated amortization expense related to the TV One Trade Name for the years 2025 through 2030 and thereafter is as follows:

(In thousands)
Remainder of 2025	$633
2026	2,407
2027	2,280
2028	2,153
2029	2,027
2030	1,900
Thereafter	13,300

9. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2025	December 31, 2024

	(In thousands)
2028 Notes	$487,836	$584,575
Total debt	487,836	584,575
Less: issuance discount and issuance costs	(3,558)	(5,506)
Long-term debt, net	$484,278	$579,069
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

The deferred financing costs included in interest expense for all instruments, for the three and nine months ended September 30, 2025, were approximately $0.4 million and $1.3 million, respectively. The deferred financing costs included in interest expense for all instruments, for the three and nine months ended September 30, 2024 were approximately $0.4 million and $1.4 million, respectively. The Company’s effective interest rate for the three and nine months ended September 30, 2025 and 2024 were approximately 7.72% and 7.83%, respectively.
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
The following table details the repurchase activity of our 2028 Notes:

	Three Months Ended September 30, 2025	Three Months Ended June 30, 2025	Three Months Ended March 31, 2025
	(in thousands)
Repurchased amount at par value	$4,500	$64,012	$28,227
Weighted-average percentage of par	52.0%	51.8%	58.0%
Net gain on retirement of debt	2,125	30,297	11,587

	Three Months Ended September 30, 2024	Three Months Ended June 30, 2024	Three Months Ended March 31, 2024
	(in thousands)
Repurchased amount at par value	$14,500	$35,525	$75,000
Weighted-average percentage of par	75.0%	78.0%	88.3%
Net gain on retirement of debt	3,472	7,425	7,874
After giving effect to all the repurchases of the outstanding debt, the Company has approximately $45.8 million remaining under the current authorization by the Board of Directors on a cash basis.
The 2028 Notes had a fair value of approximately $258.1 million as of September 30, 2025. The fair value of the 2028 Notes, classified as a Level 2 instrument, was determined based on the trading values of this instrument in an inactive market as of the reporting date.
Asset-Backed Credit Facilities
On February 19, 2021, the Company closed on its current asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of each of September 30, 2025 and December 31, 2024, there was no balance outstanding on the Current ABL Facility.
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

All obligations under the Current ABL Facility are secured by a first priority lien on all (i) deposit accounts (related to accounts receivable), (ii) accounts receivable, and (iii) all other property which constitutes ABL Priority Collateral (as defined in the Current ABL Facility). The obligations are also guaranteed by all material restricted subsidiaries of the Company. The Current ABL Facility includes a covenant requiring the Company’s fixed charge coverage ratio, as defined in the agreement, to not be less than 1.00 to 1.00. The Company is in compliance with its covenant as of September 30, 2025.
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
Future Minimum Principal Payments
Future scheduled minimum principal payments of debt as of September 30, 2025, are as follows:

2028 Notes
(In thousands)
Remainder of 2025	$—
2026	—
2027	—
2028	487,836
2029	—
Total debt	$487,836

10. INCOME TAXES

The Company uses the estimated annual effective tax rate method under ASC 740-270, “Interim Reporting” to calculate the provision for income taxes. The Company recorded a benefit from income taxes of approximately $6.8 million on pre-tax loss from unaudited condensed consolidated operations of approximately $99.4 million for the nine months ended September 30, 2025. This results in an effective tax rate of approximately 6.9%, which includes approximately $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and approximately $6.6 million of discrete tax expense related to the impact of the change of accounting estimate for radio broadcasting licenses for the nine months ended September 30, 2025. The estimated annual effective tax rate differs from the federal statutory tax rate of 21% primarily due to the impact of state taxes, non-deductible expenses, and the impact of the valuation allowance against disallowed interest expense and net operating losses.

In accordance with ASC 740, “Accounting for Income Taxes,” the Company continues to evaluate the realizability of its net deferred tax assets (“DTAs”) by assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, tax planning strategies, and future profitability. Management considers all available evidence, both negative and positive, that could impact the future realization of these DTAs including the continued impact of impairment charges on our operating results. As of September 30, 2025, the Company maintains a valuation allowance on its DTAs, most significantly its net operating losses and disallowed interest expense assets, after taking into consideration future taxable income from reversing deferred tax liabilities. In conjunction with the change in accounting estimate for radio broadcasting licenses described in Note 2 – Summary of Significant Accounting Policies, the Company’s estimate of the realization of certain indefinite-lived intangible assets were re-evaluated.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has concluded OBBBA will not have a material impact on its unaudited condensed consolidated financial statements.

The Company is subject to continuous examination of the Company’s income tax returns by the Internal Revenue Service and other domestic tax authorities. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations.
11. STOCKHOLDERS EQUITY

Reverse Stock Split
On February 21, 2025, our Board of Directors authorized a reverse stock split across all classes of the Company’s outstanding common stock. The Board's authorization was subject to the approval of the Company's stockholders and was approved by the stockholders on June 18, 2025. In its authorization, the Board reserved the right to abandon the reverse stock split, even if approved by the stockholders, if the Board, in its discretion, determines that the reverse stock split is no longer in the best interests of the Company or its stockholders. If implemented, the ratio and timing will be determined by the Audit Committee of the Board. In order to remain in compliance with the listing requirements of the NASDAQ Capital Market, the Company may have to implement the reverse stock split prior to February 9, 2026 if its Class D common stock trading under the symbol “UONEK” does not trade at or above $1.00 per share for 10 consecutive business days prior to that date.

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
On September 27, 2022, the Compensation Committee authorized the repurchase of up to $0.5 million worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant (the “Employee Stock Repurchase Authorization”). During the nine months ended September 30, 2025, the Company did not repurchase any shares of Class A common stock under the Stock Grant Authorization. During the nine months ended September 30, 2025, the Company repurchased 98,976 shares of Class D Common Stock for approximately $0.1 million at an average price of approximately $0.98 per share. After giving effect to the above transactions, the Employee Stock Repurchase Authorization has approximately $0.1 million remaining.

On June 10, 2024, the Company’s Board of Directors approved a share repurchase authorization to repurchase up to $20.0 million of the Company's outstanding Class A and/or Class D common stock (collectively, the “2024 Stock Repurchase Program”). The 2024 Stock Repurchase Program will remain in effect for up to 24 months or until the authorization is exhausted.

The following table details our stock repurchases under the 2024 Stock Repurchase Program during the nine months ended September 30, 2025:

	Class A	Class D
Shares of common stock repurchased	851,884	998,017
Average price paid per share	$1.58	$0.72
Total cost	$1,343,784	$716,580
After giving effect to the above transaction and prior activity, the 2024 Stock Repurchase Program has approximately $11.4 million remaining under the authorization.
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

The CODM evaluates each segment’s performance based on Segment Adjusted EBITDA (defined below), guiding strategic decisions to align with company-wide goals, assessing the operating results and performance of the segments, identifying strategies to improve performance, and allocating resources to each segment. Segment Adjusted EBITDA is used to facilitate a comparison of the ordinary, ongoing and customary course of our operations on a consistent basis from period to period and provide an additional understanding of factors and trends affecting our business segments. Significant segment expenses provided to the CODM and included within Segment Adjusted EBITDA include programming and technical, sales and marketing, and general and administrative.

The Company defines Segment Adjusted EBITDA as net revenue less (1) programming and technical, (2) sales and marketing, (3) general and administrative operating expenses, plus (4) severance-related costs, (5) non-recurring litigation settlement costs, and (6) other costs (income).
Detailed segment data for the three and nine months ended September 30, 2025 and 2024 is presented in the following table:

	Three Months Ended September 30, 2025
	(in thousands)
	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$34,725	$6,147	$12,696	$39,790
Less:
Programming and technical	14,275	3,089	3,238	14,267
Sales and marketing	10,699	2,624	8,245	7,161
General and administrative	7,011	726	484	3,852
Add back:
Severance-related costs	1,223	83	35	6
Litigation settlement costs (3)	3,078	—	—	—
Other costs(4)	77	—	—	—
Segment Adjusted EBITDA	$7,118	$(209)	$764	$14,516

	Three Months Ended September 30, 2024
	(in thousands)
	Radio Broadcasting	Reach Media	Digital (1)	Cable Television (1)

NET REVENUE	$39,716	$10,247	$18,291	$42,797
Less:
Programming and technical	11,779	3,700	3,481	15,177
Sales and marketing (2)	13,896	1,346	8,147	6,800
General and administrative (2)	8,006	916	660	3,933
Add back/(deduct):
Severance-related costs	145	—	—	—
Other costs (income)(4)	1,215	(742)	(720)	—
Segment Adjusted EBITDA	$7,395	$3,543	$5,283	$16,887

	Nine Months Ended September 30, 2025
	(in thousands)

	Radio Broadcasting	Reach Media	Digital	Cable Television

NET REVENUE	$104,028	$17,315	$33,162	$124,053
Less:
Programming and technical	35,561	9,635	9,692	39,548
Sales and marketing	35,634	7,802	21,604	22,088
General and administrative	20,434	2,487	1,229	11,258
Add back/(deduct):
Severance-related costs	1,300	198	37	6
Litigation settlement costs (3)	3,078	—	—	—
Other costs (income)(4)	127	—	2	(1)
Segment Adjusted EBITDA	$16,904	$(2,411)	$676	$51,164

	Nine Months Ended September 30, 2024
	(in thousands)
	Radio Broadcasting	Reach Media	Digital (1)	Cable Television (1)

NET REVENUE	$118,066	$37,648	$44,551	$134,113
Less:
Programming and technical	34,543	10,824	10,504	44,690
Sales and marketing (2)	38,451	14,571	21,342	25,247
General and administrative (2)	23,733	2,679	1,641	12,056
Add back/(deduct):
Severance-related costs	264	—	—	89
Other costs (income)(4)	922	(743)	(720)	—
Segment Adjusted EBITDA	$22,525	$8,831	$10,344	$52,209
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
(3) Non-recurring litigation settlement costs include an approximately $3.1 million charge related to the rate increase for royalties for historical periods (see Note 13 - Commitments and Contingencies).
(4) Other costs (income) include the remaining non-recurring costs (income) used to arrive at Segment Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Segment Adjusted EBITDA to loss from consolidated operations before benefit from income taxes reconciliation
Segment Adjusted EBITDA	$22,189	$33,108	$66,333	$93,909
Less: Corporate/Eliminations/Other	(7,988)	(7,694)	(25,315)	(17,316)
Corporate costs(a)	524	1,385	1,633	10,232
Litigation settlement costs (b)	3,078	—	3,078	—
Severance-related costs	1,620	251	1,839	831
Loss from ceased non-core business initiatives	—	762	466	1,983
Stock-based compensation	365	1,152	1,615	3,615
Depreciation and amortization	6,104	1,238	11,942	6,081
Impairment of goodwill and intangible assets	—	46,823	136,521	127,581
Interest and investment income	(512)	(1,088)	(2,094)	(4,863)
Interest expense	9,448	11,649	30,076	37,051
Gain on retirement of debt	(2,125)	(3,472)	(44,009)	(18,771)
Other income, net	(359)	(74)	(675)	(974)
Loss from consolidated operations before benefit from income taxes	$(3,942)	$(33,212)	$(99,374)	$(86,173)
(a) Corporate costs primarily include professional fees related to the material weakness remediation efforts.
(b) Non-recurring litigation settlement costs include an approximately $3.1 million charge related to the rate increase for royalties for historical periods (see Note 13 - Commitments and Contingencies).

	Three Months Ended September 30,
	2025	2024

	(In thousands)
Capital expenditures:
Radio Broadcasting	$1,791	$1,119
Reach Media	84	20
Digital	376	391
Cable Television	298	—
All other - corporate/eliminations	552	103
Consolidated	$3,101	$1,633

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Capital expenditures:
Radio Broadcasting	$4,516	$3,956
Reach Media	91	49
Digital	1,040	1,269
Cable Television	298	69
All other - corporate/eliminations	920	329
Consolidated	$6,865	$5,672

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
The Radio Music Licensing Committee (“RMLC”), of which the Company is a represented participant has negotiated and entered into, on behalf of participating members, an Interim License Agreement with ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022 to March 31, 2026. The license includes an optional three-year extended term that the Company has opted into. On August 19, 2025, the RMLC announced that it had settled litigation with BMI and ASCAP concerning licensing arrangements and that the settlement has led to new license agreements for members organizations. Both agreements are retroactive to January 1, 2022, and run through December 31, 2029. Each of the new BMI and ASCAP licenses maintain the same percentage-of-revenue license fee structure of the prior licensing arrangements and continue to provide for broad coverage of over-the-air programming, as well as simulcast/website transmissions of podcasts/archived content. While the percentage rates in the new licensing arrangements are higher than the old rates, they are lower than the rates sought by each of BMI and ASCAP in the now-settled litigation. The rate increase resulted in additional expense of approximately $3.1 million for the historical periods under settlement, which is included in programming and technical expenses on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.
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
Revenue
Within our core radio business, the Company primarily derives revenue from the sale of advertising time and program sponsorships to local and national advertisers on our radio stations. Advertising revenue is affected primarily by the advertising rates our radio stations are able to charge, as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of, and demand for, radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.
In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, the Company closely manage the use of trade and barter agreements.
Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions. Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing.
The following table shows the percentage of unaudited condensed consolidated net revenue generated by each reporting segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Radio Broadcasting segment	37.5%	36.0%	37.6%	35.5%
Reach Media segment	6.6%	9.3%	6.3%	11.3%
Digital segment(1)	13.7%	16.5%	12.0%	13.4%
Cable Television segment(1)	42.9%	38.8%	44.8%	40.4%
All other - corporate/eliminations	(0.7)%	(0.6)%	(0.7)%	(0.6)%
(1) Effective January 1, 2025, segment information for the prior periods has been recast in this Quarterly Report on Form 10-Q to include reclassification of a portion of revenues from our CTV offering from the Digital segment to the Cable Television segment.
The following table shows the percentages generated from local and national advertising as a subset of net revenue from our core radio business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Percentage of core radio business generated from local advertising	64.0%	60.5%	65.0%	62.0%
Percentage of core radio business generated from national advertising, including network advertising	30.7%	36.5%	29.6%	32.9%
National and local advertising also includes advertising revenue generated from our Digital segment and low power television revenue. The balance of net revenue from our Radio Broadcasting segment is generated from ticket sales and revenue related to our sponsored events, management fees and other revenue.

The following table shows the sources of our net revenue for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

	(In thousands)
Net revenue:
Radio advertising	$38,123	$44,991	$(6,868)	(15.3)%
Political advertising	201	3,547	(3,346)	(94.3)
Digital advertising(1)	12,685	17,327	(4,642)	(26.8)
Cable Television advertising(1)	22,674	23,975	(1,301)	(5.4)
Cable Television affiliate fees	17,089	18,808	(1,719)	(9.1)
Event revenues & other	1,905	1,745	160	9.2
Net revenue	$92,677	$110,393	$(17,716)	(16.0)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change

	(In thousands)
Net revenue:
Radio advertising	$112,967	$131,753	$(18,786)	(14.3)%
Political advertising	594	6,935	(6,341)	(91.4)
Digital advertising(1)	33,148	43,209	(10,061)	(23.3)
Cable Television advertising(1)	71,076	75,104	(4,028)	(5.4)
Cable Television affiliate fees	52,867	58,910	(6,043)	(10.3)
Event revenues & other	5,891	16,636	(10,745)	(64.6)
Net revenue	$276,543	$332,547	$(56,004)	(16.8)%
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
The Company generally incurs marketing and promotional expenses to increase and maintain our audiences. However, because Nielsen reports ratings either monthly or quarterly, depending on the particular market, any changed ratings and the effect on advertising revenue tends to lag behind both the reporting of the ratings and the incurrence of advertising and promotional expenditures.

URBAN ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
The following table summarizes our historical unaudited condensed consolidated results of operations:
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	Change

	(In thousands)

Net revenue	$92,677	$110,393	$(17,716)	(16.0)%
Operating expenses:
Programming and technical, excluding stock-based compensation	34,705	33,911	794	2.3
Selling, general and administrative, excluding stock-based compensation	48,993	53,466	(4,473)	(8.4)
Stock-based compensation	365	1,152	(787)	(68.3)
Depreciation and amortization	6,104	1,238	4,866	*NM
Impairment of goodwill and intangible assets	—	46,823	(46,823)	(100.0)
Total operating expenses	90,167	136,590	(46,423)	(34.0)
Operating income (loss)	2,510	(26,197)	28,707	*NM
Interest and investment income	512	1,088	(576)	(52.9)
Interest expense	(9,448)	(11,649)	2,201	(18.9)
Gain on retirement of debt	2,125	3,472	(1,347)	(38.8)
Other income, net	359	74	285	*NM
Loss from operations before benefit from income taxes	(3,942)	(33,212)	29,270	(88.1)
Benefit from income taxes	1,121	1,814	(693)	(38.2)
Net loss from consolidated operations	(2,821)	(31,398)	28,577	(91.0)
Net loss	(2,821)	(31,398)	28,577	(91.0)
Net income attributable to non-controlling interests	9	400	(391)	(97.8)
Net loss attributable to common stockholders	$(2,830)	$(31,798)	$28,968	(91.1)%
*NM - Not meaningful

Net Revenue

Three Months Ended September 30,		Change
2025	2024
$92,677	$110,393	$(17,716)	(16.0)%
During the three months ended September 30, 2025, we recognized approximately $92.7 million in net revenue compared to approximately $110.4 million during the three months ended September 30, 2024. These amounts are net of agency and outside sales representative commissions. We recognized approximately $34.7 million of revenue from our Radio Broadcasting segment during the three months ended September 30, 2025, compared to approximately $39.7 million during the three months ended September 30, 2024, a decrease of approximately $5.0 million. This decrease was primarily driven by weaker overall market demand from the national and local advertisers and non-returning political revenues. We recognized approximately $6.1 million of revenue from our Reach Media segment during the three months ended September 30, 2025, compared to approximately $10.2 million for the three months ended September 30, 2024, a decrease of approximately $4.1 million. This decrease was primarily driven by a decrease in national sales. We recognized approximately $12.7 million of revenue from our Digital segment during the three months ended September 30, 2025, compared to approximately $18.3 million for the three months ended September 30, 2024, a decrease of approximately $5.6 million. This decrease was primarily driven by the decrease in direct revenue streams and political revenue. We recognized approximately $39.8 million of revenue from our Cable Television segment during the three months ended September 30, 2025, compared to approximately $42.8 million for the three months ended September 30, 2024, a decrease of approximately $3.0 million. This decrease was primarily driven by the churn of subscribers and lower advertising sales.
Operating Expenses
Programming And Technical, Excluding Stock-based Compensation

Three Months Ended September 30,		Change
2025	2024
$34,705	$33,911	$794	2.3%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $34.7 million for the three months ended September 30, 2025, compared to approximately $33.9 million for the three months ended September 30, 2024, respectively. The $2.5 million increase in our Radio Broadcasting segment was primarily due to an increase in music royalty expenses (see further details in Note 13 - Commitments and Contingencies) offset by lower headcount costs. For our Cable Television segment, the $0.9 million decrease was primarily due to lower programming asset amortization. The $0.6 million decrease in our Reach Media segment was primarily due to a decrease in talent fees and a decrease in profit share liability due to lower revenue.

Selling, General And Administrative, Excluding Stock-based Compensation

Three Months Ended September 30,		Change
2025	2024
$48,993	$53,466	$(4,473)	(8.4)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, corporate headquarters and facilities, marketing and promotional expenses, special events and sponsorships, and back-office expenses. Expenses associated with securing ratings data for our radio stations and visitors’ data for our websites, personnel, and other corporate overhead functions are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our Digital segment. Selling, general and administrative expenses were approximately $49.0 million for the three months ended September 30, 2025, compared to approximately $53.5 million for the three months ended September 30, 2024, a decrease of approximately $4.5 million. This decrease was mainly driven by the decreases in our Radio Broadcasting and corporate headquarters, offset by an increase from our Reach Media segment. Expenses in our Digital segment and Cable Television segment remained relatively flat compared to the three months ended September 30, 2024. Expenses in our Radio Broadcasting segment decreased approximately $4.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a change in bad debt reserve and lower research costs, personal property taxes, and bank charges during the quarter. Expenses in our Reach Media segment increased approximately $1.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a change in bad debt reserve. Our corporate headquarters' expenses decreased approximately $1.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to lower professional service costs and the ONE VIP department closure, offset by the change in the fair value of the Employment Agreement Award liability (as defined in Note 5 - Fair Value Measurements).
Stock-based Compensation

Three Months Ended September 30,		Change
2025	2024
$365	$1,152	$(787)	(68.3)%
Stock-based compensation expense was approximately $0.4 million for the three months ended September 30, 2025, compared to approximately $1.2 million for the three months ended September 30, 2024, a decrease of approximately $0.8 million. The decrease was primarily due to no executive grants during 2025.
Depreciation And Amortization

Three Months Ended September 30,		Change
2025	2024
$6,104	$1,238	$4,866	*NM
Depreciation and amortization expense was approximately $6.1 million for the three months ended September 30, 2025, compared to approximately $1.2 million for the three months ended September 30, 2024, an increase of approximately $4.9 million. This increase is primarily driven by the TV One Trade Name and radio broadcasting license amortization (as described in Note 8 – Goodwill and Other Intangible Assets).

Impairment Of Goodwill And Intangible Assets

Three Months Ended September 30,		Change
2025	2024
$—	$46,823	$(46,823)	(100.0)%
Impairment of goodwill and intangible assets was approximately $46.8 million during the three months ended September 30, 2024. There was no impairment during the three months ended September 30, 2025. See Note 8 – Goodwill and Other Intangible Assets of the Company’s unaudited condensed consolidated financial statements for further discussion.
Interest And Investment Income

Three Months Ended September 30,		Change
2025	2024
$512	$1,088	$(576)	(52.9)%
Interest and investment income was approximately $0.5 million for the three months ended September 30, 2025, compared to approximately $1.1 million for the three months ended September 30, 2024. The decrease was driven by lower cash and cash equivalents balances during the three months ended September 30, 2025, than in the corresponding period in 2024.
Interest Expense

Three Months Ended September 30,		Change
2025	2024
$(9,448)	$(11,649)	$2,201	(18.9)%
Interest expense was approximately $9.4 million for the three months ended September 30, 2025, compared to approximately $11.6 million for the three months ended September 30, 2024, a decrease of approximately $2.2 million. This decrease was due to lower overall debt balances outstanding. See Note 9 - Long-Term Debt of the Company’s unaudited condensed consolidated financial statements for further discussion.
Gain On Retirement Of Debt

Three Months Ended September 30,		Change
2025	2024
$2,125	$3,472	$(1,347)	(38.8)%
There was an approximately $2.1 million gain on retirement of debt for the three months ended September 30, 2025, compared to approximately $3.5 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, the Company repurchased approximately $4.5 million of its 2028 Notes at an average price of approximately 52.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million. During the three months September 30, 2024, the Company repurchased approximately $14.5 million of its 2028 Notes at an average price of approximately 75.0% of par, resulting in a net gain on retirement of debt of approximately $3.5 million.

Benefit From Income Taxes

Three Months Ended September 30,		Change
2025	2024
$1,121	$1,814	$(693)	(38.2)%
For the three months ended September 30, 2025, we recorded a benefit from income taxes of approximately $1.1 million resulting in an effective tax rate of 28.4%, which includes $0.1 million of discrete tax expense primarily related to the impact of stock-based compensation. For the three months ended September 30, 2024, we recorded a benefit from income taxes of approximately $1.8 million resulting in an effective tax rate of 5.5%. This rate includes discrete tax expense of approximately $2.9 million primarily related to return to provision adjustments, changes in valuation allowance for certain of our state net operating losses, and stock-based compensation.

Net Income Attributable To Non-controlling Interests

Three Months Ended September 30,		Change
2025	2024
$9	$400	$(391)	(97.8)%
The decrease in net income attributable to non-controlling interests was primarily due to the change in ownership interest in Reach Media during the first quarter of 2025 and decreased profitability in the business compared to the same period in 2024.

The following table summarizes our historical unaudited condensed consolidated results of operations:
Nine Months Ended September 30, 2025 Compared To Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Change

	(In thousands)

Net revenue	$276,543	$332,547	$(56,004)	(16.8)%
Operating expenses:
Programming and technical, excluding stock-based compensation	93,950	99,826	(5,876)	(5.9)
Selling, general and administrative, excluding stock-based compensation	148,591	169,174	(20,583)	(12.2)
Stock-based compensation	1,615	3,615	(2,000)	(55.3)
Depreciation and amortization	11,942	6,081	5,861	96.4
Impairment of goodwill and intangible assets	136,521	127,581	8,940	7.0
Total operating expenses	392,619	406,277	(13,658)	(3.4)
Operating loss	(116,076)	(73,730)	(42,346)	57.4
Interest and investment income	2,094	4,863	(2,769)	(56.9)
Interest expense	(30,076)	(37,051)	6,975	(18.8)
Gain on retirement of debt	44,009	18,771	25,238	*NM
Other income, net	675	974	(299)	(30.7)
Loss from operations before benefit from income taxes	(99,374)	(86,173)	(13,201)	15.3
Benefit from income taxes	6,845	17,824	(10,979)	(61.6)
Net loss from consolidated operations	(92,529)	(68,349)	(24,180)	35.4
Loss from unconsolidated joint venture	—	(411)	411	(100.0)
Net loss	(92,529)	(68,760)	(23,769)	34.6
Net (loss) income attributable to non-controlling interests	(55)	976	(1,031)	*NM
Net loss attributable to common stockholders	$(92,474)	$(69,736)	$(22,738)	32.6%

Net Revenue

Nine Months Ended September 30,		Change
2025	2024
$276,543	$332,547	$(56,004)	(16.8)%
During the nine months ended September 30, 2025, we recognized approximately $276.5 million in net revenue compared to approximately $332.5 million during the nine months ended September 30, 2024. These amounts are net of agency and outside sales representative commissions. We recognized approximately $104.0 million of revenue from our Radio Broadcasting segment during the nine months ended September 30, 2025, compared to approximately $118.1 million during the nine months ended September 30, 2024, a decrease of approximately $14.1 million. This decrease was primarily driven by weaker overall market demand from the national and local advertisers, non-returning political revenues, and loss of streaming revenue. We recognized approximately $17.3 million of revenue from our Reach Media segment during the nine months ended September 30, 2025, compared to approximately $37.6 million for the nine months ended September 30, 2024, a decrease of approximately $20.3 million. The decrease was primarily driven by the Fantastic Voyage sailing in Q2 2024, versus its October scheduling in 2025 coupled with a decrease in national sales. We recognized approximately $33.2 million of revenue from our Digital segment during the nine months ended September 30, 2025, compared to approximately $44.6 million for the nine months ended September 30, 2024, a decrease of approximately $11.4 million. The decrease was primarily driven by a decrease in direct revenue streams, lower political revenue, and decreased overall demand. The Company recognized approximately $124.1 million of revenue from our Cable Television segment during the nine months ended September 30, 2025, compared to approximately $134.1 million for the nine months ended September 30, 2024, a decrease of approximately $10.0 million. The decrease was primarily driven by a decrease in audience viewership affecting advertising sales and the continued churn in subscribers.
Operating Expenses
Programming And Technical, Excluding Stock-based Compensation

Nine Months Ended September 30,		Change
2025	2024
$93,950	$99,826	$(5,876)	(5.9)%
Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution, and broadcast of programming content on our radio stations. Programming and technical expenses for the Radio Broadcasting segment also include expenses associated with our programming research activities and music royalties. For our Digital segment, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our Cable Television segment, programming and technical expenses include expenses associated with technical, programming, production, and content management. Programming and technical expenses were approximately $94.0 million for the nine months ended September 30, 2025, compared to approximately $99.8 million for the nine months ended September 30, 2024, a decrease of approximately $5.9 million. Expenses in our Cable Television segment for the nine months ended September 30, 2025, decreased approximately $5.1 million compared to the nine months ended September 30, 2024. The decrease was primarily driven by a reduction in original programming asset amortization and lower headcount. Expenses in our Reach Media segment for the nine months ended September 30, 2025, decreased approximately $1.2 million compared to the nine months ended September 30, 2024. The decrease was primarily driven by decreased profit share and decreased contract labor. Expenses in our Radio Broadcasting segment for the nine months ended September 30, 2025, increased approximately $1.0 million, compared to the nine months ended September 30, 2024. This decrease was primarily driven by due an increase in music royalty expenses (see further details in Note 13 - Commitments and Contingencies) offset by lower headcount costs. Expenses in our Digital segment for the nine months ended September 30, 2025, decreased approximately $0.8 million compared to the nine months ended September 30, 2024 primarily driven by lower headcount and lower contract labor expense.

Selling, General and Administrative, Excluding Stock-based Compensation

Nine Months Ended September 30,		Change
2025	2024
$148,591	$169,174	$(20,583)	(12.2)%
Selling, general and administrative expenses include expenses associated with our sales departments, offices, corporate headquarters and facilities, marketing and promotional expenses, special events and sponsorships, and back-office expenses. Expenses associated with securing ratings data for our radio stations and visitors’ data for our websites, personnel, and other corporate overhead functions are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio Broadcasting segment and Digital segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our Digital segment. Selling, general and administrative expenses were approximately $148.6 million for the nine months ended September 30, 2025, compared to approximately $169.2 million for the nine months ended September 30, 2024, a decrease of approximately $20.6 million. Expenses in our Radio Broadcasting segment decreased approximately $6.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to lower headcount, reduced rental and maintenance costs, and lower bank charges. Expenses in our Reach Media segment decreased approximately $7.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to the timing of the Fantastic Voyage cruise in May 2024 vs. October 2025, offset by a change in bad debt reserve. Expenses in our Digital segment remained flat the nine months ended September 30, 2025 and 2024. Expenses in our Cable Television segment decreased approximately $4.0 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to timing of media campaigns and a decrease in consumer marketing and affiliate expenses. Our corporate headquarters' expenses decreased approximately $3.4 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to lower professional service costs and the ONE VIP department closure, offset by increased software fees and the change in the fair value of the Employment Agreement Award (as defined in Note 5 - Fair Value Measurements).
Stock-based Compensation

Nine Months Ended September 30,		Change
2025	2024
$1,615	$3,615	$(2,000)	(55.3)%
Stock-based compensation expense was approximately $1.6 million for the nine months ended September 30, 2025, compared to approximately $3.6 million for the nine months ended September 30, 2024, a decrease of approximately $2.0 million. The decrease in stock-based compensation was primarily due to no executive grants during 2025.
Depreciation And Amortization

Nine Months Ended September 30,		Change
2025	2024
$11,942	$6,081	$5,861	96.4%
Depreciation and amortization expense was approximately $11.9 million for the nine months ended September 30, 2025, compared to approximately $6.1 million for the nine months ended September 30, 2024, an increase of approximately $5.9 million driven mainly by the additional TV One Trade Name and radio broadcasting license amortization of approximately $7.0 million as described in Note 8 – Goodwill and Other Intangible Assets of the Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2025, offset by lower depreciation expense for property and equipment.

Impairment of Goodwill And Intangible Assets

Nine Months Ended September 30,		Change
2025	2024
$136,521	$127,581	$8,940	7.0%
Impairment of goodwill and intangible assets was approximately $136.5 million during the nine months ended September 30, 2025, compared to approximately $127.6 million for the nine months ended September 30, 2024. See Note 8 – Goodwill and Other Intangible Assets of the Company’s unaudited condensed consolidated financial statements for further discussion.
Interest And Investment Income

Nine Months Ended September 30,		Change
2025	2024
$2,094	$4,863	$(2,769)	(56.9)%
Interest income was approximately $2.1 million for the nine months ended September 30, 2025, compared to approximately $4.9 million for the nine months ended September 30, 2024. The decrease was driven by lower cash and cash equivalents balances during the nine months ended September 30, 2025, than in the corresponding period in 2024.
Interest Expense

Nine Months Ended September 30,		Change
2025	2024
$(30,076)	$(37,051)	$6,975	(18.8)%
Interest expense was approximately $30.1 million for the nine months ended September 30, 2025, compared to approximately $37.1 million for the nine months ended September 30, 2024, a decrease of approximately $7.0 million. The decrease was due to lower overall debt balances outstanding during the nine months ended September 30, 2025. See Note 9 - Long-Term Debt of our unaudited condensed consolidated financial statements for further information.
Gain On Retirement Of Debt

Nine Months Ended September 30,		Change
2025	2024
$44,009	$18,771	$25,238	*NM
There was approximately a $44.0 million gain on retirement of debt for the nine months ended September 30, 2025, compared to approximately $18.8 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company repurchased approximately $96.7 million of its 2028 Notes at an average price of approximately 53.6% of par, resulting in a net gain on retirement of debt of approximately $44.0 million. During the nine months ended September 30, 2024, the Company repurchased approximately $125.0 million of its 2028 Notes at an average price of approximately 83.8% of par, resulting in a net gain on retirement of debt of approximately $18.8 million.

Benefit From Income Taxes

Nine Months Ended September 30,		Change
2025	2024
$6,845	$17,824	$(10,979)	(61.6)%
For the nine months ended September 30, 2025, we recorded a benefit from income taxes of approximately $6.8 million. This amount is based on the actual effective tax rate of 6.9%. This rate includes approximately $14.6 million of discrete tax expense related to valuation allowance for net operating losses, and approximately $6.6 million of discrete tax expense related to the impact of the change of accounting estimate for radio broadcasting licenses. For the nine months ended September 30, 2024, we recorded a benefit from income taxes of approximately $17.8 million. This amount is based on the actual effective tax rate of 20.6%. This rate includes discrete tax expense of approximately $2.9 million related to return to provision adjustments, changes in valuation allowance for certain of our state net operating losses, and stock-based compensation.
Loss From Unconsolidated Joint Venture

Nine Months Ended September 30,		Change
2025	2024
$—	$(411)	$411	(100.0)%
For the nine months ended September 30, 2024, we recognized approximately $0.4 million loss from the termination of an unconsolidated joint venture related to the Company’s investment on RVAEH.
Net (Loss) Income Attributable To Non-controlling Interests

Nine Months Ended September 30,		Change
2025	2024
$(55)	$976	$(1,031)	*NM
Net (loss) income attributable to non-controlling interests was approximately $(0.1) million for the nine months ended September 30, 2025, compared to approximately $1.0 million for the nine months ended September 30, 2024. The decrease in net income attributable to non-controlling interests was primarily due to the increase of our change in ownership interest in Reach Media during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

Non-GAAP Financial Measures
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
Broadcast and digital operating income decreased to approximately $20.0 million for the three months ended September 30, 2025, compared to approximately $35.4 million for the three months ended September 30, 2024, a decrease of approximately $15.4 million or 43.5%. This decrease was primarily due to lower broadcast and digital operating income at all segments. Our Digital segment generated approximately $0.7 million of broadcast and digital operating income during the three months ended September 30, 2025, compared to approximately broadcast and digital operating income of $7.1 million during the three months ended September 30, 2024, primarily due to lower revenues offset by lower expenses. Reach Media generated approximately $0.4 million of broadcast and digital operating income during the three months ended September 30, 2025, compared to approximately $5.1 million of broadcast and digital operating income during the three months ended September 30, 2024, primarily due to lower revenues and higher expenses. Our Radio Broadcasting segment generated approximately $2.7 million of broadcast and digital operating income during the three months ended September 30, 2025, compared to approximately $6.7 million during the three months ended September 30, 2024, primarily due to lower revenues offset by lower expenses. Finally, Cable Television generated approximately $16.1 million of broadcast and digital operating income during the three months ended September 30, 2025, compared to approximately $16.7 million during the three months ended September 30, 2024. The decrease in the Cable Television segment’s broadcast and digital operating income was primarily due to lower revenues offset by lower expenses.

Broadcast and digital operating income decreased to approximately $68.6 million for the nine months ended September 30, 2025, compared to approximately $101.6 million for the nine months ended September 30, 2024, a decrease of approximately $33.0 million or 32.5%. The decrease was primarily due to lower broadcast and digital operating income at all segments but our Cable Television segment. Our Digital segment generated approximately $0.6 million of broadcast and digital operating income during the nine months ended September 30, 2025, compared to approximately $13.0 million of broadcast and digital operating income during the nine months ended September 30, 2024, primarily due to lower revenues offset by lower expenses. Reach Media generated approximately $0.3 million of broadcast and digital operating loss during the nine months ended September 30, 2025, compared to approximately $12.0 million of broadcast and digital operating income during the nine months ended September 30, 2024, primarily due to lower revenues offset by lower expenses. Cable television generated approximately $55.9 million of broadcast and digital operating income during the nine months ended September 30, 2025, compared to approximately $52.2 million during the nine months ended September 30, 2024. The increase in the Cable Television segment’s broadcast and digital operating income was primarily due to lower expenses offset by lower net revenue. Finally, our Radio Broadcasting segment generated approximately $12.4 million of broadcast and digital operating income during the nine months ended September 30, 2025, compared to approximately $24.1 million during the nine months ended September 30, 2024, primarily due to lower revenues offset by lower expenses.
(c)Adjusted EBITDA: Adjusted EBITDA consists of net loss plus (1) depreciation and amortization, income taxes, interest expense, net income (loss) attributable to non-controlling interests, impairment of goodwill and intangible assets, stock-based compensation, (gain) loss on retirement of debt, corporate costs, non-recurring litigation settlement costs, severance-related costs, investment income, loss from unconsolidated joint venture, loss from ceased non-core business initiatives less (2) other income, net and interest and investment income. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under GAAP. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant measure used by our management to evaluate the operating performance of our business. Accordingly, based on the previous description of Adjusted EBITDA, we believe that it provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and goodwill and intangible assets, or capital structure. Adjusted EBITDA is frequently used as one of the measures for comparing businesses in the broadcasting industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies, including, but not limited to the fact that our definition includes the results of all four of our operating segments (Radio Broadcasting, Reach Media, Digital, and Cable Television). Business activities unrelated to these four segments are included in "Corporate/Eliminations/ Other" line item in the reconciliation to the pre-tax income. Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as alternatives to those measurements as an indicator of our performance.
Summary Of Performance
The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)

Net revenue	$92,677	$110,393	$276,543	$332,547
Broadcast and digital operating income	19,958	35,370	68,638	101,580
Adjusted EBITDA(a)	14,201	25,414	41,018	76,593
Net loss attributable to common stockholders	(2,830)	(31,798)	(92,474)	(69,736)
(a) In 2024, we made an immaterial change to the definition of Adjusted EBITDA by adding back the loss from ceased non-core operations. All historical periods were recast to reflect this immaterial change.

The reconciliation of net loss attributable to common stockholders to broadcast and digital operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)

Net loss attributable to common stockholders	$(2,830)	$(31,798)	$(92,474)	$(69,736)
Add back/(deduct) certain non-broadcast and digital operating income items included in net loss:
Interest and investment income	(512)	(1,088)	(2,094)	(4,863)
Interest expense	9,448	11,649	30,076	37,051
Benefit from income taxes	(1,121)	(1,814)	(6,845)	(17,824)
Corporate selling, general and administrative, excluding stock-based compensation	10,979	12,354	34,636	38,033
Stock-based compensation	365	1,152	1,615	3,615
Gain on retirement of debt	(2,125)	(3,472)	(44,009)	(18,771)
Other income, net	(359)	(74)	(675)	(974)
Loss from unconsolidated joint venture	—	—	—	411
Depreciation and amortization	6,104	1,238	11,942	6,081
Net income (loss) attributable to non-controlling interests	9	400	(55)	976
Impairment of goodwill and intangible assets	—	46,823	136,521	127,581
Broadcast and digital operating income	$19,958	$35,370	$68,638	$101,580
The reconciliation of net loss attributable to common stockholders to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)		(In thousands)

Net loss attributable to common stockholders	$(2,830)	$(31,798)	$(92,474)	$(69,736)
Add back/(deduct) certain Adjusted EBITDA items included in net loss:
Interest and investment income	(512)	(1,088)	(2,094)	(4,863)
Interest expense	9,448	11,649	30,076	37,051
Benefit from income taxes	(1,121)	(1,814)	(6,845)	(17,824)
Depreciation and amortization	6,104	1,238	11,942	6,081
EBITDA	$11,089	$(21,813)	$(59,395)	$(49,291)
Stock-based compensation	365	1,152	1,615	3,615
Gain on retirement of debt	(2,125)	(3,472)	(44,009)	(18,771)
Other income, net	(359)	(74)	(675)	(974)
Loss from unconsolidated joint venture	—	—	—	411
Net income (loss) attributable to non-controlling interests	9	400	(55)	976
Corporate costs(a)	524	1,385	1,633	10,232
Litigation settlement costs(b)	3,078	—	3,078	—
Severance-related costs	1,620	251	1,839	831
Impairment of goodwill and intangible assets	—	46,823	136,521	127,581
Loss from ceased non-core business initiatives(c)	—	762	466	1,983
Adjusted EBITDA	$14,201	$25,414	$41,018	$76,593

(a) Corporate costs primarily include professional fees related to the material weakness remediation efforts.
(b) Non-recurring litigation settlement costs include a $3.1 million charge related to the rate increase for royalties for historical periods (see Note 13 - Commitments and Contingencies).
(c) In 2024, we made an immaterial change to the definition of Adjusted EBITDA by adding back the loss from ceased non-core operations. All historical periods were recast to reflect this immaterial change.
LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our asset-backed credit facility. Our cash, cash equivalents and restricted cash balance was approximately $79.8 million as of September 30, 2025. As of September 30, 2025, there were no borrowings outstanding on the Current ABL Facility (as defined below) which has $50.0 million in overall capacity.
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
On September 27, 2022, the Compensation Committee authorized the repurchase of up to approximately $0.5 million (the “Employee Stock Repurchase Authorization”) worth of shares in the aggregate from employees who want to sell in connection with the Company’s most recent employee stock grant. During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares of Class A stock in connection with the Employee Stock Repurchase Authorization. During the nine months ended September 30, 2025, the Company repurchased 98,976 shares of Class D stock under the Employee Stock Repurchase Authorization at an average price of $0.98 for a total amount of approximately $0.1 million. During the nine months ended September 30, 2024, the Company repurchased 25,285 shares of Class D stock under the authorization at an average price of $3.76 for a total amount of approximately $0.1 million. The Company has approximately $0.1 million remaining under the Employee Stock Repurchase Authorization.
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
During the nine months ended September 30, 2025, the Company repurchased 851,884 shares of Class A Common Stock under the 2024 Stock Repurchase Program of approximately $1.3 million at an average price of $1.58 per share. During the nine months ended September 30, 2024, the Company repurchased 1,464,300 shares of Class A Common Stock in the amount of approximately $3.0 million at an average price of $2.03 per share.
During the nine months ended September 30, 2025, the Company repurchased 998,017 shares of Class D Common Stock in the amount of approximately $0.7 million at an average price of $0.72 per share. During the nine months ended September 30, 2024, the Company repurchased 647,528 shares of Class D Common Stock in the amount of approximately $0.9 million at an average price of $1.39 per share.

After giving effect to the above transactions across both our Class A and our Class D Common Stock, the 2024 Stock Repurchase Program has approximately $11.4 million remaining under the authorization.

During the nine months ended September 30, 2025, the Company executed Stock Vest Tax Repurchases of 492,108 shares of Class D Common Stock in the amount of approximately $0.4 million at a price of $0.76 per share. During the nine months ended September 30, 2024, the Company executed Stock Vest Tax Repurchases of 423,511 shares of Class D Common Stock in the amount of approximately $1.4 million at an average price of $3.21 per share.
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
During the three months ended September 30, 2025 the Company repurchased approximately $4.5 million of its 2028 Notes at an average price of approximately 52.0% of par, resulting in a net gain on retirement of debt of approximately $2.1 million. During the nine months ended September 30, 2025, the Company repurchased approximately $96.7 million of its 2028 Notes at an average price of approximately 53.6% of par, resulting in a net gain on retirement of debt of approximately $44.0 million. There is approximately $45.8 million remaining under the March 2025 authorization.
During the three months September 30, 2024, the Company repurchased approximately $14.5 million of its 2028 Notes at an average price of approximately 75.0% of par, resulting in a net gain on retirement of debt of approximately $3.5 million. During the nine months ended September 30, 2024, the Company repurchased approximately $125.0 million of its 2028 Notes at an average price of approximately 83.8% of par, resulting in a net gain on retirement of debt of approximately $18.8 million. As of September 30, 2025, the total outstanding aggregate principal amount of the senior secured notes due 2028 is approximately $487.8 million.
On February 19, 2021, the Company closed on an asset backed credit facility (the “Current ABL Facility”). The Current ABL Facility is governed by a credit agreement by and among the Company, the other borrowers party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent. The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of September 30, 2025, there was no balance outstanding on the Current ABL Facility.
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
The following table provides a summary of our statements of cash flows for the nine months ended September 30, 2025, and 2024, respectively:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Net cash flows provided by operating activities	$8,129	$1,860
Net cash flows used in investing activities	(7,315)	(1,702)
Net cash flows used in financing activities	(58,578)	(118,239)
Net cash flows provided by operating activities were approximately $8.1 million and $1.9 million for the nine months ended September 30, 2025, and 2024, respectively. Net cash flow from operating activities for the nine months ended September 30, 2025 increased primarily due to lower payments for content, offset by the decrease in reserve for audience deficiency.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements.
Net cash flows used in investing activities were approximately $7.3 million and $1.7 million for the nine months ended September 30, 2025, and 2024, respectively. Net cash flows used in investing activities increased from the prior year primarily due to the cash receipts on disposition of station for approximately $3.8 million in the prior year. Additionally, we had capital expenditures of approximately $6.9 million and $5.7 million for the nine months ended September 30, 2025, and 2024, respectively.
Net cash flows used in financing activities were approximately $58.6 million and $118.2 million for the nine months ended September 30, 2025, and 2024, respectively. During the nine months ended September 30, 2025, and 2024, we paid approximately $51.9 million and $104.8 million, respectively, to repurchase approximately $96.7 million and $125.0 million of our 2028 Notes, respectively. We repurchased approximately $2.5 million of our Class A and D Common Stock during the nine months ended September 30, 2025. We repurchased approximately $5.3 million of our Class A and D Common Stock during the nine months ended September 30, 2024. In addition, certain non-controlling interest shareholders of Reach Media exercised their annual Put Right on February 14, 2025 for $3.2 million, which resulted in an increase of the Company’s interest in Reach Media to approximately 94.6% and decreasing the interest of the non-controlling interest shareholders from 10.0% to approximately 5.4%. Finally, Reach Media paid approximately $0.9 million and $1.8 million in dividends to non-controlling interest shareholders during the nine months ended September 30, 2025, and 2024, respectively.

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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the consolidated financial statements in our 2024 Form 10-K. There have been no significant changes in our critical accounting policies from those presented in our Form 10-K other than the change in useful lives of the TV One Trade Name and radio broadcasting licenses and the determination of reporting units within the Radio Broadcasting business. See further information in Note 2 - Summary of Significant Accounting Policies.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates are described in our Form 10-K for the year ended December 31, 2024, under the heading Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes in our critical accounting estimates from those presented in our Form 10-K, other than the change in useful lives of the TV One Trade Name and radio broadcasting licenses (see further discussion below). Additionally, on July 1, 2025, we determined the components of our Radio Broadcasting operating segment represent a single reporting unit.
Radio Broadcasting Licenses

As of May 31, 2025, projected gross market revenues and operating profit margin declined creating a triggering event indicating that the fair value of the Company’s radio broadcasting licenses were more likely than not to be less than its carrying value.

To determine the fair value of the broadcasting licenses, the Company utilized the income approach which values a license by calculating the value of a hypothetical startup company that initially has no assets except the asset to be valued (the broadcasting license). The Company performed a discounted cash flow analysis for broadcasting licenses across relevant radio markets. The key assumptions used in the discounted cash flow analysis for broadcasting licenses include market revenue and projected revenue growth by market, market share, operating profit margin, and discount rate.

Based on this analysis, the Company recognized an impairment loss of approximately $121.3 million associated with twelve radio markets within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the three months ended June 30, 2025. During the nine months ended September 30, 2025 the Company recognized impairment loss of approximately $127.8 million within the Radio Broadcasting segment, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations.

Below are the key assumptions used in the income approach model for estimating the fair value of the broadcasting licenses for the thirteen radio markets in the most recent interim impairment assessment performed as of May 31, 2025.

Unit of Accounting (a)	Carrying Value (in millions)	Excess % FV over CV	Discount Rate	Revenue Growth Rate	Market Share	Operating Profit Margin
1	$52.0	Impaired	9.5%	(1.5)% - 0.1%	2.5% - 15.0%	5.0% - 30.0%
2	3.1	408.1%	9.5%	(2.1)% - (0.4)%	3.2% - 19.0%	5.0% - 30.0%
4	8.2	Impaired	9.5%	(1.3)% - 0.3%	4.3% - 26.0%	0.8% - 17.0%
5	7.5	Impaired	9.5%	(2.3)% - (0.5)%	1.2% - 7.0%	2.5% - 15.0%
6	6.9	Impaired	9.5%	(3.2)% - (0.5)%	2.5% - 15.0%	3.3% - 20.0%
7	7.1	Impaired	9.5%	(2.2)% - (0.5)%	2.0% - 12.0%	2.5% - 15.0%
8	13.0	Impaired	9.5%	(1.6)% - 0.0%	0.8% - 5.0%	2.5% - 15.0%
10	93.0	Impaired	9.5%	(1.8)% - (0.1)%	3.7% - 22.0%	5.0% - 30.0%
11	12.0	Impaired	9.5%	(1.9)% - (0.4)%	5.5% - 33.0%	2.8% - 17.0%
12	9.8	Impaired	9.5%	(2.1)% - (0.4)%	1.0% - 6.0%	2.5% - 15.0%
13	12.1	Impaired	9.5%	(1.7)% - (0.2)%	2.8% - 17.0%	1.7% - 20.0%
14	1.6	Impaired	9.5%	(2.0)% - (0.5)%	2.2% - 13.0%	2.5% - 15.0%
16	25.0	Impaired	9.5%	(1.9)% - (0.2)%	2.3% - 14.0%	2.7% - 20.0%
(a) The units of accounting are not disclosed on a specific market basis in order not to make publicly available information that could be competitively harmful to the Company. Units of accounting, not presented in this table, were previously disposed by the Company.

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

Hypothetical Increase in the Recorded Impairment Charge as of May 31, 2025
Broadcasting Licenses

(in millions)
Impairment Charge Recorded:
Radio Broadcasting Licenses	$121.3

Hypothetical Change for Radio Broadcasting Licenses:
A 100-basis point decrease in operating profit margin in the projection period	$11.8
A 100-basis point increase in the applicable discount rate	9.8
A 5.0% reduction in the fair value of broadcasting licenses	6.3
A 10.0% reduction in the fair value of broadcasting licenses	12.7

Due to industry and macro-economic conditions along with ongoing declines in national and local radio listenership, and forecasted cash flows for the Radio Broadcasting segment, the Company reassessed the useful life for the broadcasting licenses. As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to finite-lived intangible assets effective June 1, 2025. The Company has adopted an accelerated amortization method and will amortize the assets with a carrying value of $130.0 million over a range of 9 to 18-year period This was considered a change in estimate, accounted for prospectively, and resulted in amortization expense of $3.8 million and $5.1 million included in depreciation and amortization, on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.

See Note 8 – Goodwill and Other Intangible Assets of our unaudited condensed consolidated financial statements for further discussion.
TV One Trade Name
Due to industry and macro-economic conditions along with ongoing subscriber churn, and forecasted cash flows for TV One, the Company reassessed the useful life for the trade name TV One (the “TV One Trade Name”). As a result of the reassessment, the Company concluded that the useful life should change from indefinite-lived to a finite-lived intangible asset effective January 1, 2025. The Company has adopted an accelerated amortization method and will amortize this asset with a carrying value of $26.6 million over a 20-year period. This was considered a change in estimate, was accounted for prospectively, and resulted in amortization expense of $0.6 million and $1.9 million included in depreciation and amortization, on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.
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
Radio Market Reporting Units
The Company noted a continued decline in revenues in the Radio Market reporting units, indicating that it was more likely than not that the reporting units were impaired. Therefore, the Company performed a quantitative impairment assessment on the Radio Market reporting units to determine whether it was impaired as of May 31, 2025. Based on these analyses, the Company recognized an impairment loss of approximately $3.9 million associated with the Radio Broadcasting reporting units, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2025.
Below are the key assumptions used in the income approach model for estimating the fair value of the Radio Market reporting units in the most recent interim impairment assessment performed as of May 31, 2025.

Goodwill (Radio Market Reporting Units)	As of May 31, 2025
Discount rate	9.5%
Revenue growth rate range	(34.5)% - 53.1%
Terminal growth rate	(25.0)% - (8.0)%
Operating profit margin range	(4.9)% - 43.1%
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

Hypothetical Increase in the Recorded Impairment Charge as of May 31, 2025
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
On July 1, 2025, we determined the components of our Radio Broadcasting operating segment represent a single reporting unit. The change was primarily driven by the continued integration of the individual markets under a centralized leadership structure resulting in interdependent processes across Radio Broadcasting. The Company utilized a quantitative impairment assessment immediately before the change and performed a qualitative assessment immediately thereafter.
As of September 30, 2025, the Company evaluated various factors, events or circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance and other relevant reporting unit specific events. Based on our review, the Company did not identify any triggering events during the three months ended September 30, 2025.
iOne Reporting Unit
The Company noted a continued decline in revenues in the iOne reporting unit, indicating that it was more likely than not that the iOne reporting unit was impaired. Therefore, the Company performed a quantitative impairment assessment for the iOne reporting unit to determine whether it was impaired as of May 31, 2025. Based on these analyses, the Company recognized an impairment loss of approximately $4.9 million associated with the iOne reporting unit, included in impairment of goodwill and intangible assets, on the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2025.
Below are the key assumptions used in the income approach model for estimating the fair value of the iOne reporting unit in the most recent interim impairment assessment performed as of May 31, 2025.

Goodwill (iOne Reporting Unit)	As of May 31, 2025
Discount rate	9.5%
Revenue growth rate range	(34.5)% - 53.1%
Operating profit margin range	(4.9)% - 43.1%

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

Hypothetical Increase in the Recorded Impairment Charge as of May 31, 2025
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

Fair Value Measurements

The Company estimated the fair value of the Employment Agreement Award as of September 30, 2025 and December 31, 2024, at approximately $9.3 million and $10.4 million, respectively, and, accordingly, adjusted the liability to that amount. The fair value estimate incorporated a number of assumptions and estimates, including but not limited to revenue growth rates, future operating profit margins, discount rate, peer companies, average recurring EBITDA multiples and weighting of the income and market approach. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.
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
Indebtedness
As of September 30, 2025, we had approximately $487.8 million of our 2028 Notes outstanding within our corporate structure. See Note 9 - Long-Term Debt of our unaudited condensed consolidated financial statements. The Company had no other indebtedness.

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

The Radio Music Licensing Committee (“RMLC”), of which we are a represented participant, has negotiated and entered into, on behalf of participating members, an Interim License Agreement with ASCAP effective January 1, 2022 and to remain in effect until the date on which the parties reach agreement as to, or there is court determination of, new interim or final fees, terms, and conditions of a new license for the five year period commencing on January 1, 2022 and concluding on December 31, 2026. On February 7, 2022, the RMLC and GMR reached a settlement and achieved certain conditions which effectuate a four-year license to which the Company is a party for the period April 1, 2022, to March 31, 2026. The license includes an optional three-year extended term that the Company has opted into. On August 19, 2025, the RMLC announced that it had settled litigation with BMI and ASCAP concerning licensing arrangements and that the settlement has led to new license agreements for members organizations. Both agreements are retroactive to January 1, 2022, and run through December 31, 2029. Each of the new BMI and ASCAP licenses maintain the same percentage-of-revenue license fee structure of the prior licensing arrangements and continue to provide for broad coverage of over-the-air programming, as well as simulcast/website transmissions of podcasts/archived content. While the percentage rates in the new licensing arrangements are higher than the old rates, they are lower than the rates sought by each of BMI and ASCAP in the now-settled litigation. The rate increase resulted in additional expense of approximately $3.1 million for the historical periods under settlement, which is included in programming and technical expenses on the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.

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
Contractual Obligations Schedule
The following table represents our scheduled contractual obligations as of September 30, 2025:

	Payments Due by Period

Contractual Obligations	Remainder of 2025	2026	2027	2028	2029	2030 and Beyond	Total

2028 Notes(a)	$—	$35,978	$35,978	$505,825	$—	$—	$577,781
Other operating contracts/agreements(b)	25,701	35,349	12,387	6,885	725	54	81,101
Operating lease obligations	2,647	9,603	8,692	8,412	8,402	26,902	64,658
Total	$28,348	$80,930	$57,057	$521,122	$9,127	$26,956	$723,540
(a ) Includes interest obligations based on interest rates on senior secured notes outstanding as of September 30, 2025.
(b) Includes employment contracts (including the Employment Agreement Award), severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, launch liability payments, asset-backed credit facility (if applicable) and other general operating agreements. Also includes contracts that our Cable Television segment has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.
Of the total amount of other operating contracts and agreements included in the table above, approximately $49.4 million has not been recorded on the unaudited condensed consolidated balance sheet as of September 30, 2025, as it does not meet recognition criteria. Approximately $14.5 million relates to certain commitments for content agreements for our Cable Television segment, approximately $15.2 million relates to employment agreements, and the remainder relates to other agreements.
Off-Balance Sheet Arrangements
The Current ABL Facility provides for up to $50.0 million revolving loan borrowings in order to provide for the working capital needs and general corporate requirements of the Company. The Current ABL Facility also provides for a letter of credit facility up to $5.0 million as a part of the overall $50.0 million in capacity. As of September 30, 2025 and December 31, 2024, there was no balance outstanding on the Current ABL Facility.
Item 3. Quantitative And Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4. Controls And Procedures
(a)Evaluation Of Disclosure Controls And Procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period ended September 30, 2025. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30,2025 as a result of material weaknesses as described below.

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

(b) Material Weaknesses In Internal Control Over Financial Reporting

Management identified the following material weaknesses in internal control over financial reporting as of September 30, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our unaudited condensed consolidated annual or interim financial statements will not be prevented or detected on a timely basis.

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
(c) Changes In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Purchases Of Equity Securities By The Issuer And Affiliated Purchasers
The following table sets forth purchases of our ordinary shares by the Company during the three months ended September 30, 2025:

Period and Class	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Units)	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	(d) Maximum Number (or approved Dollar Value) of Shares (or Units) that May Yet be Purchased Under the plans or Programs (in thousands)

Class A
July 1 - July 31, 2025	130,177	$1.78	130,177	$11,848
August 1 - August 31, 2025	41,368	1.66	41,368	11,535
September 1 - September 30, 2025	5,046	1.67	5,046	11,525
Total	176,591	$1.75	176,591	$11,525
Class D
July 1 - July 31, 2025	281,785	$0.66	281,785	$11,848
August 1 - August 31, 2025	308,516	0.79	308,516	11,535
September 1 - September 30, 2025	2,521	0.86	2,521	11,525
Total	592,822	$0.73	592,822	$11,525
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defenses of Rule 10b5-1 under the Securities Exchange Act of 1934 or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN ONE, INC.

/s/ PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)
November 4, 2025